Form 10-K
period 1996-03-31
DANKA BUSINESS SYSTEMS PLC
filed 1996-06-28
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 1996      Commission file number: 0-20828

                           DANKA BUSINESS SYSTEMS PLC
             (Exact name of registrant as specified in its charter)

           ENGLAND                                       98-0052869
(State of other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)

       11201 DANKA CIRCLE NORTH
        ST. PETERSBURG, FLORIDA                           33716
(Address of principal executive offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 576-6003

          Securities registered pursuant to Section 12(g) of the Act:
                                ORDINARY SHARES
                                  1.25 p each

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of March 31, 1996, the Registrant had 219,112,247 Ordinary Shares outstanding, including 169,774,453 represented by American Depositary Shares ("ADS"). Each ADS represents four Ordinary Shares. The ADSs are evidenced by American Depositary Receipts. The aggregate market value of voting shares held by non-affiliates of the Registrant as of March 31, 1996 was $2,220,828,292 based on the average bid and asked prices of ADSs as quoted on the NASDAQ National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 1996, are incorporated by reference in Part I and Part II of this Form 10-K.

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 19, 1996, which has been filed with the Securities and Exchange Commission.

                           DANKA BUSINESS SYSTEMS PLC

                           ANNUAL REPORT ON FORM 10-K

                                 MARCH 31, 1996


                               TABLE OF CONTENTS


                                                                                         PAGE
                                                          PART I

Item 1.  Business                                                                         3
Item 2.  Properties                                                                       9
Item 3.  Legal Proceedings                                                                9
Item 4.  Submission of Matters to a Vote of Security Holders                              9


                                                         PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters                                                                         10
Item 6.  Selected Financial Data                                                         10
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           10
Item 8.  Financial Statements and Supplementary Data                                     10
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                        10


                                                         PART III

Item 10. Directors and Executive Officers of the Registrant                              11
Item 11. Executive Compensation                                                          11
Item 12. Security Ownership of Certain Beneficial Owners and Management                  11
Item 13. Certain Relationships and Related Transactions                                  11


                                                         PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                 12


                                    PART  I

ITEM 1.  BUSINESS

INTRODUCTION

         Danka Business Systems PLC and its Subsidiaries (the "Company") is one of the largest independent suppliers of photocopiers, facsimiles and other automated office equipment in North America and Europe. The Company primarily markets these products and related service, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimile equipment, and related parts and supplies on a wholesale basis to dealers. In addition, the Company markets private label photocopier and facsimile equipment and related supplies on a direct and wholesale basis under the Company's Infotec trademark, and facsimile equipment under its dex and Omnifax trademarks. Danka has offices in 40 states, nine Canadian provinces and seven European countries.

         The Company is one of the largest independent suppliers of Canon, Konica, Minolta, Sharp and Toshiba photocopiers and facsimile equipment. As a result of its recent acquisition of Infotec, a European retail and wholesale supplier, the Company is also one of the largest independent suppliers of Ricoh products in Europe. On September 6, 1995, the Company entered into a marketing agreement with Eastman Kodak's Office Imaging division ("Kodak") granting the Company the non-exclusive right to sell and service certain high-volume Kodak copiers in the United States and Canada.

         The Company provides a wide range of customer-related support services, maintenance and supply contracts, training and technical support, and third-party leasing arrangements. The Company's focus on customer service and the contractual nature of its service business, combined with its service contract renewals, provide a significant source of recurring revenue.

         The Company's principal business strategy is to increase its presence as a leading independent supplier of automated office equipment and related service, parts and supplies in existing and strategic new geographic markets in North America and Europe. The Company's internal expansion has resulted from increased product offerings, aggressive marketing to new customers and emphasis on providing service and supplies. The Company has expanded externally as a result of the acquisition of selected suppliers of automated office equipment, and over the last three years has completed over 100 acquisitions in the industry. The Company seeks to improve the profitability of the businesses it acquires by integrating them into the Company's sales and service network. The Company's operating philosophy is to support its sales and service network through training in technical, marketing, and administrative support procedures; advertising campaigns; volume purchasing; and uniform operating procedures.

         The North American and European photocopier and facsimile markets are highly fragmented, with numerous dealers engaged in the same or similar businesses as the Company. Due to the complexity of new products and the high costs of product support, new technology is driving consolidation within both markets. As a result, the Company believes that significant acquisition opportunities exist in these markets.

         Danka Business Systems PLC is a corporation organized under the laws of England and Wales. The Company's principal operating subsidiaries are located in the United States, Canada and Europe. The registered and principal executive office of the Company is located at Masters House, 107 Hammersmith Road, London, W14 0QH, England, and its telephone number is 011-44171-603-1515. The Company's principal operating headquarters is located at 11201 Danka Circle North, St. Petersburg, Florida 33716, and its telephone number is 813-576-6003.

ACQUISITION STRATEGY

         The Company expands its business through internal growth by increasing its penetration in existing markets, and by entering new geographic areas primarily through the acquisition of existing businesses. The Company's acquisition strategy is focused on acquiring businesses in current territories to increase penetration in those markets and on acquiring businesses in new territories. The Company seeks to acquire companies that generally have (i) an established customer base, (ii) a product line comparable with the Company's current and anticipated products; (iii) necessary manufacturer authorizations, and (iv) the potential to benefit from the Company's uniform operating procedures and centralized purchasing power.

         Acquired companies are integrated into the Company through the implementation of the Company's operating procedures, which (i) establishes financial controls, common information systems and reporting requirements, (ii) introduces the Company's service, marketing and sales programs and compensation plans, (iii) evaluates, transfers and retrains personnel as necessary, and (iv) in many cases, expands the acquiree's product mix to incorporate new products which are sold by the Company. This integration generally results in a replication of the Company's service, sales, marketing and other business programs. In most business acquisitions, the acquired businesses' owners and management are contractually bound by executive non-compete and trade secret protection agreements.

         Over the last three years, the Company has completed over 100 acquisitions in the industry which has resulted in a network of over 400 locations. The Company believes that significant additional acquisition opportunities exist in the highly fragmented North American and European automated office equipment industry. Technology has increased the complexity of new products, and the higher costs of product support are driving the consolidation within the North American and European markets. This trend has caused smaller independent distributors to consider selling their dealerships to larger marketing and service organizations such as the Company. Through acquisitions, the Company entered the United Kingdom market in 1993, the Canadian market in 1994, and Continental Europe in 1995.

         The Company's continued success in future acquisitions will be relative to many things, including the timing and size of an acquisition; the success or failure to successfully integrate any significant acquisition and minimize integration costs related thereto; the Company's ability to successfully grow its infrastructure to sustain, manage, operate and continue significant expansion; and its ability to maintain, manage and operate its core business.

         The Company is currently engaged in preliminary discussions and consideration of various possible acquisitions, some of which could be material. However, the Company currently has no agreement, arrangement or understanding with respect to any acquisitions that are, individually or in the aggregate, material to the Company.

INFOTEC ACQUISITION

         Effective November 1, 1995, the Company acquired all of the issued and outstanding shares of Infotec Europe B.V. and its operating subsidiaries ("Infotec"), for aggregate cash consideration of approximately $167.0 million (the "Infotec Acquisition").

         Infotec is one of Europe's largest independent suppliers of photocopiers, facsimile equipment, and related service, parts and supplies. Infotec markets a full line of Ricoh products under the Infotec brand name through its locations in Germany, the United Kingdom, France, Italy, Denmark, Belgium and the Netherlands, as well as through its wholesale distribution network of independent dealers in these and other European countries. For calendar 1994, Infotec had total revenue of approximately $256.0 million and income from operations of approximately $16.6 million.

         The Infotec Acquisition has significantly increased the Company's business in Europe, and provides the Company with its initial operations in Germany, France, Italy and Denmark. In fiscal 1996, the Company's total revenue in Europe was $247 million, or approximately 20% of the Company's total
consolidated revenue.   The

Company is integrating its existing European operations with Infotec and believes such integrated operations will provide a substantial core operation from which to pursue its growth strategy in Europe. (Reference is made to Note 6 of the "Notes To The Consolidated Financial Statements" entitled "Foreign Operations" contained in the Company's Annual Report to Shareholders for the Year Ended March 31, 1996 which is incorporated by reference).

PRODUCTS

         The Company's primary products are photocopiers, facsimile equipment, other automated office equipment, and related parts and supplies. The photocopier industry is informally divided into six segments. Segments one and two contain the least sophisticated photocopiers; segments three and four contain faster and more sophisticated midrange photocopiers; and segments five and six contain the most sophisticated and fastest photocopiers in the industry. The Company sells photocopiers primarily in segments one through five through its retail operations, while it sells photocopiers primarily in segment one through its wholesale operations. The principal manufacturers in segments one through four are Canon, Konica, Sharp, Mita, Minolta, Ricoh and Toshiba. The Company offers products from each of these manufacturers. Segments five and six are currently dominated by Kodak and Xerox. It is important that the Company offer all segments of photocopiers to its customers. Through its Kodak agreement described below, the Company has increased its revenues from the sale and service of segment five and six photocopiers. The Company will continue to expand its product offerings to encompass new equipment as it is made available by its vendors.

         On September 6, 1995, the Company and Kodak entered into an agreement (the "Kodak Agreement") granting the Company the non-exclusive right to sell and service Kodak high-volume copiers throughout the United States and Canada. Danka is selling and servicing all configurations of the Kodak ImageSource 85 copier, as well as the Kodak 3100 duplicator, and the Kodak 2085 copier-duplicator. These Kodak models supplement Danka's existing product line, by offering a segment six copier (which copies at a rate of 100 copies per minute) and further enhances the Company's segment five (70 to 90 copies per minute) product line. The Kodak Agreement better positions Danka to market a full product line and the related services to major market customers. The Kodak Agreement is cancelable without cause by either party with 120 days notice. On January 18, 1996, Kodak announced that it is developing alternatives to strengthen and reposition its office imaging business. As a consequence, Kodak is exploring a variety of strategic options and structural alternatives, which range from expanded use of strategic alliances to the formation of joint ventures or a potential divestiture. The Company is currently assessing the possible effect of Kodak's potential actions and is considering various strategies in connection with these potential actions. Should the Kodak Agreement be terminated, the Company believes that it can obtain an alternative source of competing segment five and six equipment. However, there can be no assurance that the Company will be able to obtain such products or that the same would be available on terms that would make the Company competitive in such segments or that the same would be well accepted in the marketplace.

         In addition, the Company distributes a range of facsimile equipment, with a concentration in the more sophisticated plain paper and multifunctional models. The plain paper and multifunctional models use toner and other supplies and require maintenance similar to photocopiers. A majority of these facsimile machines are private label products of the Company.

TECHNOLOGY

         The Company believes that the black and white photocopier and facsimile equipment markets will continue to change with the increasing acceptance of digital technology. Digital photocopiers have the ability to communicate with other automated office equipment. This innovation is resulting in a blurring of the distinction between traditional photocopiers, facsimile equipment, and laser printers, with the emergence of a range of multifunctional office equipment.

         Many of the Company's existing vendors have expended considerable resources in the research, development, and creation of digital products and have been recently introducing digital black and white photocopiers. To support this new technology, the Company has developed digital research and support laboratories which enable it to test the manufacturers' equipment in various networked environments in order to evaluate performance prior to releasing the equipment to the Company's sales network. Additionally, the Company's digital labs provide training and support to its sales professionals and service technicians, and also serve as a beta test site for many of its manufacturers' equipment, as well as other vendors offering digital office products. More recently, the Company has begun offering digital support service contracts and providing customers with full software support from the desktop computer through the network to the digital copier/printer.

         Currently, color photocopiers represent a small but growing portion of the Company's retail copier sales, and represent a growing segment of the photocopier market. Through the Company's expanded relationship with Ricoh in the U.S., the Company nearly doubled the number of markets in which it sells color products during fiscal 1996. Additionally, with a color server, color photocopiers can be converted into networkable color printers that will accept digital output from a computer as well as hard copy inputs which can be reproduced or scanned into the computer, thus increasing the functionality of the unit.

         Due to the emergence of digital technology, the Company has experienced and could continue to experience increased expenses for the retraining of its service technicians and salespersons.

SERVICE

         In fiscal 1996, retail service, supplies and rentals represented 48% of the Company's total revenue. This revenue is primarily derived from its equipment, maintenance and supply contracts ("EMS Contracts") and other maintenance contracts. Generally, EMS Contracts are for a one-year term and are automatically renewable. Although the Company has various payment arrangements, most maintenance contracts are based upon a per copy charge. These arrangements provide the customer with scheduled payments that can be conveniently budgeted and provide the Company with a steady source of revenue.

         The Company has a stated mission of repairing a machine on the first service call, and has full time service trainers who teach classes to the Company's technicians. The Company also maintains an emergency toll-free number to assist its own service technicians and service technicians of independent dealers who are customers of its wholesale operations. The Company maintains a database of common service problems and related solutions to assist technicians in the field.

MARKETING AND CUSTOMERS

         The Company believes that, in addition to price and product performance and capabilities, its retail customers primarily base their purchasing decisions on the quality of post-sales service and support, speed of service, and the availability of financing and rental programs. The Company believes that its wholesale customers primarily base their purchasing decisions on price, speed of delivery, dealer support, product performance and capabilities, and availability of financing.

         The Company's retail operations target a broad range of customer groups which include small to large businesses, professional firms, and governmental and educational institutions. Customers of the Company's wholesale operations consist generally of independent dealers who are not authorized dealers for major manufacturers. Additionally, the Company markets Infotec private label copiers and facsimiles as well as its dex private label facsimile equipment and related supplies on a wholesale basis to a network of authorized independent dealers. No customer represents more than one percent of the Company's total revenue, and the loss of any one customer would not materially affect the Company.

         As of March 31, 1996, there were 2,810 Company employees devoted to sales which represents a substantial increase from March 31, 1995. Sales personnel turnover is common in the industry and the Company makes a considerable effort to retain qualified sales personnel. Danka's sales teams are highly specialized, with each office dedicated to marketing the products of one or two particular manufacturers. Individual team members will concentrate on particular product groups, focusing on lower segment machines during their first year and graduating to more complex equipment as their knowledge and experience increases. With its sales force, Danka emphasizes product knowledge, commitment and professionalism. Each sales person negotiates a method of payment - lease, outright sale or rental - to suit the individual customer. Sales personnel have pricing flexibility. Their compensation is comprised of a base salary and a selling commission, based on achievement of unit placements and gross profit dollars.

         The Company has been aggressively hiring and training new field sales representatives and support staff. Such expansion of the Company's salesforce has resulted in substantial cost and expense and has not yet yielded expected productivity. However, the Company believes that the expansion is in the long-term best interest of the Company.

         The Company utilizes a wide range of advertising and promotional activities, including television, radio, and billboard advertising campaigns, sponsorship of major sporting events and teams, distribution of descriptive brochures and direct mail pieces, and informational seminars and presentations. The Company's marketing efforts are enhanced by manufacturers' national advertising campaigns and co-op arrangements where appropriate and applicable.

MARKET BASED APPROACH

        To better support the Company's growth strategy in digital color and high-volume products, major markets and its core commercial business, Danka is moving away from its traditional branch management concept to a more centralized, market oriented, support concept of administration ("Market Based Approach"). Under a Market Based Approach, most of the administrative and management functions which were performed at the branch level are centralized on a regional basis. Such functions include managerial support, service dispatch, billing and collections, supply sales and equipment setup and delivery. Danka's implementation of the Market Based Approach has resulted in unanticipated duplication of certain administrative and management functions, which has increased selling, general and administrative costs. However, the Company believes that this Market Based Approach is ultimately expected to provide for a higher quality of customer support, increased productivity and reduced administrative costs.

LEASING

         Leasing plays a significant role in the Company's sales of equipment. The Company believes that the ability of its sales force to offer customers the option to lease equipment leads to additional sales. In substantially all of its lease transactions, the Company has initiated the lease, one of a number of available third-party leasing companies approved the customer's credit and the Company immediately financed the lease on a nonrecourse basis in return for a single payment. The Company has continued to hold title to the leased equipment while eliminating the credit risks normally associated with leasing arrangements and while improving its cash flow and profit margins. In December 1995, Danka finalized a strategic relationship with a third party leasing company. This relationship operates in a similar manner as the Company's previous third party leasing relationships, except that the Company participates in the leasing company's profits from financing these leases. The Company is currently negotiating similar agreements with other third party leasing companies, and intends to route most of its leasing business to these third party leasing companies.

         The Company believes customers are less resistant to a small increase in monthly lease payments as opposed to an increase in the outright cash sales price of such equipment. As a result, in most of these leasing arrangements, the Company is able to achieve a higher sale price, and a higher profit margin than that which would have been obtained by a cash sale of such equipment. Finally, these leasing arrangements permit the Company to utilize its capital for other business activities. The Company has similar arrangements for leases which are offered to customers outside the U.S.

         Through various recent acquisitions, the Company has acquired certain lease arrangements and installment receivables that have not been sold to third-party leasing companies. Over time, the Company will seek to convert these acquisition leasing programs to arrangements similar to those described above.

TRAINING

         A key element of the Company's operating philosophy is the training of its sales, service and administrative employees in order to assist in uniform application of the Company's established operating procedures throughout the sales network. Upon employment, Company salespersons begin a sales program developed and conducted by the Company. Training continues throughout their careers in sales and sales management with certifications awarded upon completion of various courses. The training sessions, coupled with weekly sales meetings, assist the Company's staff in enhancing and maintaining their marketing and sales management skills.

         Service technicians new to the Company are immediately trained and certified in accordance with the Company's methods, procedures, and standards. The Company's technical personnel are continuously updated and retrained as new technology is developed. The Company's service training centers are certified as manufacturers' authorized service facilities. The Company monitors service technicians' continued educational experience and fulfillment of requirements in order to evaluate the competence of its service technicians. All the Company's service technicians receive service bulletins, service technician tips and continued training seminars throughout their careers with the Company.

VENDORS

         The Company's business is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. During fiscal 1996, the Company's sales of Canon, Kodak, Konica, Minolta, Ricoh, Sharp and Toshiba equipment represented approximately 68% of its photocopier equipment revenue to retail customers. As a result of the Infotec Acquisition, the Company has increased its retail and wholesale revenues for Ricoh products. The facsimile equipment distributed by the Company is primarily its dex and Omnifax private label equipment which is imported from various Japanese and Korean manufacturers. Facsimile equipment is also purchased from various vendors including Canon, Konica, Ricoh and Sharp. The Company also relies on its photocopier and facsimile vendors for parts and supplies.

         The Company conducts its business in reliance upon its continuing ability to purchase equipment, supplies, and parts from its current manufacturers pursuant to authorized retail dealer and wholesale agreements ("Authorized Manufacturer Agreements"). The Company's retail operations' primary Authorized Manufacturer Agreements are with Canon, Konica, Minolta, Sharp and Toshiba and, recently with Ricoh and Kodak. Such agreements are generally for one-year terms, cover only specific products, have specific territorial boundaries, and may be terminated with cause, and in some instances, without cause. Although Authorized Manufacturer Agreements are non-exclusive, they are generally limited to one or two authorized dealers within specific territorial boundaries. For additional information on the Kodak Agreement see "Products" above. The Company's wholesale operations' primary Authorized Manufacturer Agreements are with Copystar, Konica, Minolta and Sharp, and contain terms which are substantially similar to those of the Company's retail operations. Private label facsimile products are provided under purchase agreements with various manufacturers, and the terms of these agreements are similar to the agreements with the Company's photocopier vendors.

COMPETITION

         The Company's business is highly competitive with a number of competitors in most geographic markets. The Company's retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers, and wholesale clubs. Depending upon the customer, principal areas of competition may include: quality and speed of post-sales service support; availability of competitive products, parts and supplies; speed of delivery; product capability and performance; financing terms; and the availability of financing, leasing, or rental programs. The Company's wholesale operations are in direct competition with local, regional, and national distributors and manufacturers. Principal areas of competition for wholesale operations are availability of competitive products, price, speed of delivery, dealer support, centralized volume buying, product performance, and the availability of financing programs. The continued ability of the Company to offer competitive photocopiers in all segment areas is important in both retail and wholesale operations. See "Products". The Company also competes with other large competitors for acquisitions, particularly its principal competitor Alco Standard Corporation, and in many instances such competition can raise the price of an acquisition. Certain of the Company's competitors have greater resources than the Company.

EMPLOYEES

         As of March 31, 1996, the Company employed approximately 10,500 persons, of which approximately 4,320 employees were devoted to service, and approximately 2,810 persons in the Company were devoted to sales. Of the remaining employees, 390 were devoted to training, management or other administrative positions at the corporate and regional administrative offices, and 2,980 were in various administrative and other support positions at other Company locations. Support provided by these employees at such locations includes receiving customer service calls and dispatching service technicians, contacting customers to obtain meter readings from customer copiers, renewing customer maintenance agreements, collecting accounts receivable, controlling inventory, and performing certain billing functions.

         Some of Infotec's employees are subject to labor agreements with unions that establish rates of pay, hours of working, procedures for orderly settlement of disputes and other terms and conditions of employment. The

Company considers its employee relations to be good, and believes that it provides working conditions and wages which compare favorably to those of its competitors.

         The Company relies heavily on its senior management, and the loss of certain Executive Officers could have an adverse effect on the Company. Additionally, the Company's ability to successfully grow and maintain its management and employee base, as well as to successfully integrate acquired company employees during periods of expansion, are extremely important to the Company's continued success.

TRADEMARKS AND SERVICE MARKS

         The Company believes that its trademarks and service marks have gained significant recognition in the automated office equipment market and are important to its marketing efforts. The Company has registered various trademarks and service marks in certain markets. The trademarks "Danka", "dex", "Omnifax" and "Infotec" are among those registered marks which are viewed as important to the Company's ongoing business. The Company's policy is to continue to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its proprietary rights. Depending on the jurisdiction, trademarks and service marks are valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks and service marks in the United States can generally be renewed indefinitely as long as the trademarks and service marks are in use.

BACKLOG

         The backlog of orders at March 31, 1996 and March 31, 1995 were not material.


ITEM 2.  PROPERTIES

         The Company's general policy is to lease, rather than own, its business locations. The Company leases numerous properties for administration, sales and service, and distribution functions. The terms vary under the respective leases and some contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, the Company's lease agreements require it to pay its proportionate share of taxes, common area expenses, insurance, and related costs of such rental properties.

         The Company leases its 35,000 square foot headquarters facility in St. Petersburg, Florida. In addition, the Company leases in excess of 400 properties throughout North America and Europe for its retail and wholesale operations.

         The Company owns several smaller business locations, none of which are necessary to the success of the particular location's business. Generally, these properties were included among the assets obtained in certain acquisitions. In the future, the Company may dispose of such properties and enter into leases of properties which the Company believes may be more desirable or more centrally located.

         Management believes that the properties which it occupies are, in general, suitable and adequate for the purposes for which they are utilized. Additional space will be occupied as necessary upon future expansion of operations.

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings to which the Company is a party to which the Company believes will have a material adverse effect on its results of operations or its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART  II


ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the information under the heading "Market Prices of ADSs and Ordinary Shares" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1996. See Exhibit 13 to this Report.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to the information under the heading "Selected Consolidated Financial Data" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1996. See Exhibit 13 to this Report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1996. See Exhibit 13 to this Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the information under the headings "Consolidated Statements of Earnings", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity" and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1996. See Exhibit 13 to this Report. As is the case with any company, prior financial condition and results of operations are not necessarily indicative of future results.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders, which has been filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders, which has been filed with the Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders, which has been filed with the Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders, which has been filed with the Commission.

                                    PART  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

    (a)  1.              The following Financial Statements of the Registrant
                         included in Part II, Item 8, of this Report are incorporated herein by reference as described in Item
                         8:

                         Consolidated Statements of Earnings - Years ended
                               March 31, 1996, 1995 and 1994
                         Consolidated Balance Sheets - March 31, 1996 and 1995 Consolidated Statements of Cash Flows - Years ended
                               March 31, 1996, 1995 and 1994
                         Consolidated Statements of Shareholders' Equity -
                                Years ended March 31, 1996, 1995 and 1994
                         Notes to the Consolidated Financial Statements - Years
                               ended March 31, 1996, 1995 and 1994
                         Independent Auditors' Report


         2. The following Financial Statement Schedules of the Registrant are included in Item 14(d):

                         Independent Auditors' Report

                         II    -    Valuation and Qualifying Accounts

                         All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule, the information required is included in the financial statements and notes thereto or the schedule is not required or inapplicable under the related instructions.

         3.              Exhibit index:

Exhibit
Number        Description of Document
- ------        -----------------------
3.1*          Memorandum of Association of the Company.   (Exhibit 3.1 of Company's Registration
              Statement on Form 20-F, No. 0-20828, filed on November 10, 1992 [the "1992 Registration
              Statement"].)

3.2*          Articles of Association of the Company.   (Exhibit 3.2 to the 1992 Registration
              Statement.)

4.1*          Memorandum of Association of the Company, including paragraphs 5 and 6.  (Exhibit 2.1 to the 1992 Registration Statement.)

4.2*          Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members.  (Exhibit 2.2 to the 1992 Registration Statement.)

4.3*          Form of Ordinary share certificate.  (Exhibit 4.3 of Company's Registration Statement on
              Form S-1, No. 33-68278, filed on October 8, 1993 [the "1993 Registration Statement"]).

4.4*          Form of American Depositary Receipt.  (Exhibit 4.4 to the 1993 Registration Statement.)

4.5*          Deposit Agreement dated June 25, 1992, Amendment No. 1 dated February 26, 1993 and
              Amendment No. 2 dated July 2, 1993 (Exhibit 4.9 to the 1993 Registration Statement.)
              and Amendment No. 3 dated August 16, 1994 between The Bank of New York, Company and
              Owners and Holders of American Depositary Receipts.

4.6*          Indenture dated March 13, 1995 between the Company and The Bank of New York, as Trustee.
              (Exhibit 2 to the Company's Form 8-K dated March 21, 1995).

4.7*          Deposit and Custody Agreement dated March 13, 1995, between The Bank of New York as
              Depositary and the Company.  (Exhibit 3 to the Company's Form 8-K dated March 21, 1995).

4.8*          Registration Rights Agreement dated as of March 13, 1995 relating to $175,000,000  in
              Aggregate Principal Amount of 6.75% Convertible Subordinated Notes Due 2002 by and among the Company and Prudential Securities Incorporated and Smith Barney, Inc. and Robert W.
              Baird & Co. and Raymond James & Associates, Inc. (Exhibit 4.12 to the Company's 1995
              Form 10-K).

4.9*          Resolution No. 7 adopted by shareholders at the 1995 general meeting waiving pre-emptive rights of shareholders under certain circumstances.  (Exhibit 4.10 to the Company's Form
              10-Q dated August 8, 1995).

4.10*         Credit Agreement dated March 19, 1996 among Danka Business Systems PLC, Danka Holding
              Company, the several financial institutions from time to time a party to this Agreement,
              Bank of America National Trust and Savings Association, Bank of America International
              Limited, Nationsbank, N.A., and Southtrust National Bank of Alabama, N.A., in an amount up to $400.0 million.  (Exhibit 1 to the Company's Form 8-K dated March 19, 1996).

              No other instruments defining the rights of holders of long-term debt of the Company and its subsidiary have been included as exhibits because the total amount of obligation authorized under any such agreement does not exceed 10% of the total assets of the
              Company and its subsidiaries on a consolidated basis.   The  Company hereby agrees to
              furnish supplementally a copy of any omitted long-term debt instrument to the Commission upon request.

10.1*         Office Building Lease dated February 4, 1986 between Daniel M. Doyle and Francis J.
              McPeak, Jr., and Copies, Inc. (Exhibit 3.4 to the 1993 Form 20-F).

10.2*         Office Building Lease dated May 1, 1992 between Daniel M. Doyle and Francis J. McPeak,
              Jr., and Gulf Coast Business Machines.  (Exhibit 3.5 to the 1993 Form 20-F).

10.3*         Office Building Lease dated April 1, 1990 between Daniel M. Doyle and Francis J. McPeak,
              Jr., and Danka.  (Exhibit 3.6 to the 1993 Form 20-F).

10.4*         Lease Agreement dated December 22, 1986, and Addendum Lease Agreement dated March 1,
              1987, between Daniel M. Doyle and Francis J. McPeak and Danka.  (Exhibit 3.7 to the 1993
              Form 20-F).

10.5*         U.K. Executive Share Option Scheme.  (Exhibit 3.11 to the 1993 Form 20-F).

10.6*         U.S. Executive Incentive Stock Option Plan.  (Exhibit 3.12 to the 1993 Form 20-F).

10.7*         Form of Stock Option Agreement.  (Exhibit 3.13 to the 1993 Form 20-F).

10.8*         Addendum to Lease Agreement dated September 1, 1992, between Mid-County Investments,
              Inc. and Danka.  (Exhibit 3.38 to the 1993 Form 20-F).

10.9*         Lease Agreement dated November 12, 1992 and Lease Commencement Agreement dated April 7,
              1993 between PARD, Inc. and Danka.  (Exhibit 10.41 to the 1993 Form 20-F).

10.10*        Deposit Agreement dated June 25, 1992, Amendment No. 1 dated February 26, 1993 and
              Amendment No. 2 dated July 2, 1993, between The Bank of New York, Company and Owners and
              Holders of American Depositary Receipts, filed as Exhibit 4.5 and incorporated as reference.

10.11*        Employment Agreement dated April 1, 1994 among the Company, Danka Industries, Inc. and
              Daniel M. Doyle.  (Exhibit 10.49 to the 1994 Form 10-K).

10.12*        Employment Agreement dated April 1, 1994 among the Company, Danka Industries, Inc. and
              David C. Snell.  (Exhibit 10.50 to the 1994 Form 10-K).

10.13*        Employment Agreement dated April 1, 1994 among the Company, Danka Industries, Inc. and
              Mark A. Vaughan-Lee.  (Exhibit 10.51 to the 1994 Form 10-K).

10.14*        Danka Business Systems PLC 1994 Executive Performance Plan.  (Exhibit 10.52  to the 1994
              Form 10-K).

10.15*        Indenture dated March 13, 1995 between the Company and The Bank of New York, as Trustee.
              (Exhibit 2 to the Company's Form 8-K dated March 21, 1995).

10.16*        Deposit and Custody  Agreement dated March 13, 1995, between The Bank of New York as
              Depositary and the Company.  (Exhibit 3 to the Company's Form 8-K dated March 21, 1995).

10.17*        Registration Rights Agreement dated as of March 13, 1995 relating to $175,000,000 in
              Aggregate Principal Amount of 6.75% Convertible Subordinated Notes Due 2002 by and among the Company and Prudential Securities Incorporated and Smith Barney, Inc. and Robert W.
              Baird & Co. and Raymond James & Associates, Inc.   (Exhibit 10.24 to the Company's 1995
              Form 10-K).

10.18*        Purchase Agreement dated October 25, 1995 between ABN AMRO Bank N.V. and Credit Lyonnais
              Bank Nederland N.V. and Danka Europe B.V.  (Exhibit 2 to the Company's Form 8-K  dated
              November 3, 1995).

10.19*        Credit Agreement dated March 19, 1996 among Danka Business Systems PLC, Danka  Holding
              Company, the several financial institutions from time to time a party to this Agreement,
              Bank  of America National Trust and Savings Association, Bank  of America International
              Limited, Nationsbank, N.A., and Southtrust National Bank of Alabama, N.A., in an amount up to $400.0 million.  (Exhibit 1 to the Company's Form 8-K dated March 19, 1996).

13            Annual Report to Shareholders of the Company for the year ended March 31, 1996.   Except
              for those portions of such Annual Report to Shareholders that may be expressly incorporated by reference into this Report, such Annual Report to shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "filed" document.

21            List of Current Subsidiaries of the Company.

23            Independent Auditors Consent.

27            Financial Data Schedule

* Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

         (b)     Reports on Form 8-K

         On April 1, 1996, the Company filed a report on Form 8-K announcing that it had entered into a loan agreement providing a $400 million multicurrency credit facility with a consortium of banks replacing its previous principal credit facility.

         On June 26, 1996, the Company filed a report on Form 8-K announcing expected results of operations for the first quarter of fiscal 1997 and the effects to the Company resulting from its change to a market based management approach, expansion of its sales division, and its increased commitment to the sale of color and higher segment products.

         (c)     Exhibits:

                       The exhibits listed in Item 14(a)(3) to this Report are filed with this Report.

         (d)     Financial Statement Schedules

                       Report of Independent Auditors

                       II    -    Valuation and Qualifying Accounts

                       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

                          INDEPENDENT AUDITORS' REPORT





To the Members of Danka Business Systems PLC:

Under date of June 3, 1996, we reported on the consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the 1996 annual report to shareholders. These financial statements are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                                          Chartered Accountants
                                                            Registered Auditors
June 3, 1996                                                     London England

                           DANKA BUSINESS SYSTEMS PLC

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


                         Column A                        Column B             Column C             Column D     Column E
                         --------                        --------             --------             --------     --------

                                                        Balance at     Charged to  Charged to                  Balance at
                                                       Beginning of    Costs and      Other                      End of
                        Description                       Period        Expenses  Accounts (1)  Deductions (2)   Period
                        -----------                       ------        --------  ------------  --------------   ------
              Allowance for doubtful accounts:

               Year ended March 31, 1994                  $1,547         $1,354      $3,496       $(1,107)        $5,290
                                                          ======         ======      ======       =======         ======

               Year ended March 31, 1995                  $5,290         $2,016      $1,213       $(2,485)        $6,034
                                                          ======         ======      ======       =======         ======

               Year ended March 31, 1996                  $6,034         $3,717      $8,009       $(8,956)        $8,804
                                                          ======         ======      ======       =======         ======





               (1)  Represents beginning balances of acquired companies.

               (2) Represents accounts written off during the year, net of recoveries.





               Note: Certain prior year amounts have been reclassified to conform to the current year presentation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   June 24, 1996                   DANKA BUSINESS SYSTEMS PLC
                                        --------------------------
                                               (Registrant)

                                        By: /s/  DANIEL M. DOYLE
                                            ---------------------------------
                                            Daniel M. Doyle, Chief Executive
                                            (Chief Executive Officer)

                                        By: /s/  DAVID C. SNELL
                                            ---------------------------------
                                            David C. Snell, Finance Director
                                            (Chief Financial Officer and
                                               Principal Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 24, 1996.

SIGNATURE                                  TITLE
- ---------                                  -----
  /s/  MARK A. VAUGHAN-LEE                 Chairman and Director
- -------------------------------
        Mark A. Vaughan-Lee


  /s/  DANIEL M. DOYLE                     Chief Executive and Director
- -------------------------------
          Daniel M. Doyle


 /s/  DAVID C. SNELL                       Finance Director, Chief Financial Officer and Principal
- -------------------------------            Accounting Officer
          David C. Snell


  /s/  DAVID S. HOOKER                     Director
- -------------------------------
          David S. Hooker


  /s/  DAVID W. KENDALL                    Director
- -------------------------------
         David W. Kendall


  /s/  JAMES F. WHITE, JR.                 Director
- -------------------------------
        James F. White, Jr.


 /s/  PIERSON M. GRIEVE                    Director
- -------------------------------
         Pierson M. Grieve