Form 10-Q
period 1996-06-30
DANKA BUSINESS SYSTEMS PLC
filed 1996-08-02
CIK 894010

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549




                                  FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         ---------  ----------

     Commission file number:  0-20828



                          DANKA BUSINESS SYSTEMS PLC
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


 ENGLAND                                    98-0052869
- ---------------------------------          -------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

 11201 Danka Circle North
 St. Petersburg, Florida                    33716
- ---------------------------------          -------------------------------------
 (Address of principal executive            (Zip Code)
 offices)

 Registrant's telephone number, including area code:  813-576-6003

                                NOT APPLICABLE
- --------------------------------------------------------------------------------
        (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]  No [ ]

The registrant had 225,972,247 Ordinary Shares outstanding as of June 30, 1996.

                                     INDEX

                                                                                         Page
  PART I - FINANCIAL INFORMATION                                                         ----
    Item 1 - Consolidated Financial Statements

         Consolidated Statements of Earnings for the three months ended
         June 30,1996 and 1995 (Unaudited)                                                3

         Condensed Consolidated Balance Sheets as of June 30, 1996
         (Unaudited) and March 31, 1996 (Audited)                                         4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended June 30, 1996 and 1995 (Unaudited)                                  5

         Consolidated Statement of Shareholders' Equity for the three months
         ended June 30, 1996 (Unaudited)                                                  6

         Notes to Consolidated Financial Statements (Unaudited)                           7


    Item 2 -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   8


PART II - OTHER INFORMATION
    Item 1 - Legal Proceedings                                                           13
    Item 2 - Changes in Securities                                                       13
    Item 3 - Default upon Senior Securities                                              13
    Item 4 - Submission of Matters to a Vote of Security Holders                         13
    Item 5 - Other Information                                                           13
    Item 6 - Exhibits and Reports on Form 8-K                                            13

Signature                                                                                15


PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per American Depositary Share ("ADS") amounts)

                                                             For the three months ended
                                                           ----------------------------------
                                                             June 30,              June 30,
                                                               1996                  1995
- ----------------------------------------------------       ------------          ------------
                                                           (Unaudited)           (Unaudited)
Revenue:

Retail equipment sales                                    $     149,917         $      98,470
Retail service, supplies and rentals                            194,952               120,721
Wholesale                                                        57,086                29,823
- ----------------------------------------------------      -------------         -------------
Total revenue                                                   401,955               249,014
- ----------------------------------------------------      -------------         -------------
Costs and operating expenses:

Cost of retail equipment sales                                   92,764                61,039
Retail service, supplies and rental costs                       103,222                63,479
Wholesale costs of revenue                                       46,890                24,678
Selling, general and administrative expenses                    126,496                76,627
Amortization of intangible assets                                 4,419                 2,356
- ----------------------------------------------------      -------------         -------------
Total costs and operating expenses                              373,791               228,179
- ----------------------------------------------------      -------------         -------------
Earnings from operations                                         28,164                20,835
Interest expense and other, net                                   5,033                 3,278
- ----------------------------------------------------      -------------         -------------
Earnings before income taxes                                     23,131                17,557
Provision for income taxes                                        8,800                 6,700
- ----------------------------------------------------      -------------         -------------
Net earnings                                              $      14,331         $      10,857
====================================================      =============         =============
Net earnings per ADS                                      $        0.25         $        0.22
====================================================      =============         =============

Weighted average ADSs                                            57,787                49,213



See accompanying notes to the consolidated financial statements


DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                             June 30,              March 31,
                                                               1996                  1996
- ---------------------------------------------------        ------------          ------------
                                                           (Unaudited)            (Audited)
Assets
Current assets:
Cash and cash equivalents                                 $      44,764         $      38,217
Accounts receivable, net                                        279,727               247,479
Inventories                                                     243,443               214,519
Prepaid expenses and other current assets                        11,196                 9,534
- ----------------------------------------------------      -------------         -------------
TOTAL CURRENT ASSETS                                            579,130               509,749

Equipment on operating leases, net                               84,253                73,303
Property and equipment, net                                      46,732                42,795
Intangible assets, net                                          439,671               435,844
Other assets                                                     32,192                29,865
- ----------------------------------------------------      -------------         -------------
TOTAL ASSETS                                              $   1,181,978         $   1,091,556
====================================================      =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable    $      29,143         $      30,414
Accounts payable and accrued expenses                           197,811               197,438
Deferred revenue                                                 71,364                64,223
- ----------------------------------------------------      -------------         -------------
TOTAL CURRENT LIABILITIES                                       298,318               292,075
Convertible subordinated notes                                  200,000               200,000
Other long-term debt                                            179,513               118,262
Deferred income taxes and other long-term liabilities            42,808                39,376
- ----------------------------------------------------      -------------         -------------
TOTAL LIABILITIES                                               720,639               649,713
====================================================      =============         =============
SHAREHOLDERS' EQUITY:
Ordinary Shares, 1.25 pence stated value; 400,000,000
authorized; 225,972,247 and 219,112,247 issued
and outstanding                                                   4,718                 4,585
Additional paid-in capital                                      298,694               297,378
Retained earnings                                               167,875               148,501
Currency translation adjustment                                  (9,948)               (8,621)
- ----------------------------------------------------      -------------         -------------
TOTAL SHAREHOLDERS' EQUITY                                      461,339               441,843
- ----------------------------------------------------      -------------         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   1,181,978         $   1,091,556
====================================================      =============         =============

See accompanying notes to the consolidated financial statements.



DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                               For the three months ended
                                                           ----------------------------------
                                                             June 30,              June 30,
                                                               1996                  1995
- ----------------------------------------------------       ------------          ------------
                                                           (Unaudited)           (Unaudited)
OPERATING ACTIVITIES
Net earnings                                               $     14,331         $      10,857
Adjustments to reconcile net earnings to net cash
used in operating activities:
  Depreciation and amortization                                  18,055                 9,140
  Gain on sale of property and equipment                           (208)                 (454)
  Proceeds from sale of rental equipment                          2,406                 1,378
  Changes in assets and liabilities, net of effects
  from the purchase of subsidiaries:
    Accounts receivable                                         (15,867)               (3,722)
    Inventories                                                 (20,550)              (12,685)
    Prepaid expenses and other current assets                      (503)                 (380)
    Other noncurrent assets                                      (1,259)                 (203)
    Accounts payable and accrued expenses                       (16,157)              (27,942)
    Deferred revenue                                             (2,683)               (1,133)
    Deferred income taxes                                         4,943                 2,546
- ----------------------------------------------------      -------------         -------------
NET CASH USED IN OPERATING ACTIVITIES                           (17,492)              (22,598)
====================================================      =============         =============
INVESTING ACTIVITIES

Capital expenditures                                            (18,822)               (7,562)
Proceeds from sale of property and equipment                        578                   218
Net proceeds from sale of investments                               ---                10,854
Payment for purchase of subsidiaries, net of cash acquired       (8,559)              (34,287)
Payment for purchase of noncompete agreements                      (381)                 (224)
- ----------------------------------------------------      -------------         -------------
NET CASH USED IN INVESTING ACTIVITIES                           (27,184)              (31,001)
====================================================      =============         =============
FINANCING ACTIVITIES
Net borrowings under line of credit agreements                   67,503                 8,384
Principal payments on debt                                      (18,319)               (2,961)
Proceeds from stock options exercised                               141                   306
- ----------------------------------------------------      -------------         -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        49,325                 5,729
- ----------------------------------------------------      -------------         -------------
EFFECT OF EXCHANGE RATES                                          1,898                (1,550)
- ----------------------------------------------------      -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              6,547               (49,420)
Cash and cash equivalents, beginning of period                   38,217                86,848
- ----------------------------------------------------      -------------         -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $      44,764         $      37,428
====================================================      =============         =============

See accompanying notes to the consolidated financial statements.

<Cation>

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1996
(IN THOUSANDS)

                                                             ADDITIONAL                    CURRENCY
                                              ORDINARY        PAID-IN        RETAINED     TRANSLATION
                                               SHARES         CAPITAL        EARNINGS     ADJUSTMENT       TOTAL
                                             -----------     -----------    -----------   -----------   -----------
                                             (Unaudited)     (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
Balances at March 31, 1996                 $       4,585   $     297,378   $    148,501   $    (8,621)  $   441,843

Net earnings                                                                     14,331                      14,331

Shares issued under employee
   option plans                                        1             140                                        141

Distributions to former shareholders
   of pooled company                                                               (324)                       (324)

Shares issued for acquisitions                       132           1,176          5,367                       6,675

Currency translation adjustment                                                                (1,327)       (1,327)

- -------------------------                  -------------    ------------   ------------   -----------   -----------
Balances at June 30, 1996                  $       4,718    $    298,694   $    167,875   $    (9,948)  $   461,339
- -------------------------                  =============    ============   ============   ===========  ============

See accompanying notes to the consolidated financial statements.

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of June 30, 1996, consolidated statements of earnings for the three months ended June 30, 1996 and 1995, consolidated statement of shareholders' equity for the three months ended June 30, 1996, and the condensed consolidated statements of cash flows for the three months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's Annual Report for the year ended March 31, 1996.


NOTE 2 - BUSINESS COMBINATIONS

During the three months ended June 30, 1996 the Company acquired the outstanding stock or assets of various unrelated businesses. These acquisitions were accounted for as purchases with consideration totaling approximately $8.6 million. In addition, the Company entered into noncompete agreements with certain key owners and key employees of these businesses. The results of the acquired companies are included in the accompanying consolidated statements of earnings since the effective date of each acquisition. In addition, the Company issued 6,800,000 Ordinary Shares (1,700,000 ADS equivalents) for one separate acquisition which was accounted for as a pooling of interests. The financial statements have not been restated as the impact would have been immaterial.


NOTE 3 - RESTRUCTURING CHARGE

During the third quarter of fiscal 1996, the Company recorded a restructuring charge of $8.5 million, related to the restructuring of its international operations. At June 30, 1996, approximately $0.7 million remained in accrued liabilities, comprised of $0.1 million for the remaining reduction of the workforce, $0.4 million for the closing of duplicate facilities, and $0.2 million for the write-off of leasehold improvements. Management anticipates that the remaining restructuring actions will be completed by the third quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Danka Business Systems PLC and its Subsidiaries (the "Company") is one of the largest independent suppliers of photocopiers, facsimiles and other related office equipment in North America, Europe and Australia. The Company primarily markets these products and related service, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimiles, and related parts and supplies on a wholesale basis to dealers. In addition, the Company markets private label photocopiers and facsimiles and related supplies on a direct and wholesale basis under the Company's Infotec trademark, and facsimile equipment under its dex and Omnifax trademarks.

Earnings during the first quarter were affected by expenses associated with the expansion of the Company's salesforce, support personnel and infrastructure in North America which had not yet yielded the expected productivity, and by costs incurred, which were higher than anticipated to regionally centralize certain management and administrative functions. The Company has been aggressively hiring and training new field sales representatives and support staff for its core operations. The Company is also making significant investments in the required infrastructure necessary to support this enlarged group of professionals and the incremental expenses associated with such investments has negatively impacted profitability in the first quarter.

During the last nine months, Danka expanded its efforts to market digital color products and high-volume copiers across North America. The Company has more than doubled the number of locations selling digital color products and, since January 1996, has opened three new digital support centers to support this growth. To direct and assist the Company's sales representatives and service engineers, Danka has doubled the number of Certified Network Engineers on its staff. The Company also recently completed its initial roll-out of the Kodak high-volume copiers to 35 major markets throughout North America.

The Company has not achieved the level of digital color sales that it had anticipated, and has decided to slow its expansion of the number of new markets selling digital color products as well as the growth in the number of digital color sales representatives, until the Company's existing representatives reach a higher level of productivity. Over the last six months, Danka has made significant investments in the required infrastructure necessary to support the planned growth in digital color products, and the lack of digital color equipment, service and supply sales is impacting earnings. The Company will continue to support this expanded infrastructure as it believes that digital color products are a key element of its future growth strategy, and the investments in its infrastructure are necessary to support the Company's long-term growth plans. The Company believes that these investments will continue to impact earnings over the balance of the year.

The Company has refocused its sales management on growing the size of its commercial salesforce to gain increased market penetration in existing markets. To accomplish this goal, the Company has added a significant number of new sales representatives and has promoted a number of selling sales managers to market area managers. These new representatives will take time to reach the desired productivity, and the cost of these new representatives, coupled with the impact of promoting the selling sales managers to nonselling management positions, has impacted both sales and earnings. The Company believes that the commercial business is a critical element of its growth plans, and that its focus on increasing the size of its commercial salesforce and the number of managers supporting this enlarged salesforce is an important element of its future growth plans.

To better support the Company's sales efforts in digital color and high-volume products, major markets and its core business, Danka is moving away from its traditional branch management concept to a more centralized, market oriented, support concept of administration ("Market Based Approach"). Under a Market Based Approach, most of the administrative and management functions which were performed at the branch level are centralized on a regional basis. Such functions include managerial support, service dispatch, billing and collections, supply sales and equipment setup and delivery. This Market Based Approach is ultimately expected to provide for a higher quality of customer support, increased productivity and reduced administrative costs. Danka's implementation of the Market Based Approach is resulting in a short-term duplication of certain administrative and management functions, which has increased selling, general and administrative costs.

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's Consolidated Statements of Earnings:

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                  1996          1995
                                                                  ----          ----
Revenue:
  Retail equipment sales...................                       37.3   %      39.5   %
  Retail service, supplies and rentals.....                       48.5          48.5
  Wholesale................................                       14.2          12.0
                                                                 -----         -----
       Total Revenue.......................                      100.0         100.0
Cost of revenue............................                       60.4          59.9
                                                                 -----         -----
Gross profit...............................                       39.6          40.1
Selling, general and administrative........                       31.5          30.8
Amortization of intangible assets..........                        1.1           0.9
                                                                 -----         -----
       Earnings from operations............                        7.0           8.4
Interest expense and other, net............                        1.2           1.3
                                                                 -----         -----
       Earnings before income taxes........                        5.8           7.1
Provision for income taxes.................                        2.2           2.7
                                                                 -----         -----
       Net earnings........................                        3.6   %       4.4   %
                                                                 =====         =====

The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:

                                                              THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                   1996          1995
                                                                   ----          ----
Retail equipment sales ...................                         38.1 %        38.0 %
Retail service, supplies and rentals......                         47.0          47.4
Wholesale.................................                         17.9          17.3

        QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995:

        Revenue

        Revenue increased 61% to $402.0 million in the three months ended June 30, 1996 ("first quarter of fiscal 1997") compared to $249.0 million in the three months ended June 30, 1995 ("first quarter of fiscal 1996"). The increase resulted from growth in core operations and significant contributions from acquisitions. Excluding the impact of acquisitions, internal growth for the Company's retail copier operations for the first quarter of fiscal 1997 was 7%. Wholesale revenue as a percentage of total revenue increased primarily due to the acquisition of Infotec in November 1995, which wholesales the Infotec brand products to authorized independent dealers throughout Europe.

        Gross Profit

        Gross profit increased 59% to $159.1 million for the first quarter of fiscal 1997 from $99.8 million for the first quarter of fiscal 1996. Gross profit as a percentage of total revenue decreased to 39.6% for the first quarter of fiscal 1997 from 40.1% for the first quarter of fiscal 1996. This decrease was due to the change in the mix of the Company's revenue, and to lower margins on service, supplies and rental revenue. As a result of the Company's acquisition of Infotec in

November 1995, an increased percentage of the Company's total revenue is being derived from wholesale revenue which has substantially lower gross profit than retail revenue. Gross profit as a percentage of retail equipment sales remained relatively constant at 38.1% for the first quarter of fiscal 1997 and 38.0% for the first quarter of fiscal 1996. Gross profit as a percentage of retail service, supplies and rentals decreased to 47.0% for the first quarter of fiscal 1997 from 47.4% for the first quarter of fiscal 1996. This decrease was due to two factors. First, Infotec has lower retail service, supplies and rental gross profit margins than the Company's core operations. Second, in the first quarter of fiscal 1996, the Company was able to pass through vendor price increases to its customers. These increases were matched against parts and supplies which were acquired prior to the vendor price increases, thus resulting in higher margins in the first quarter of fiscal 1996. As a percentage of revenue, gross profit on wholesale revenue increased to 17.9% for the first quarter of fiscal 1997 from 17.3% for the first quarter of fiscal 1996. The increase was primarily due to the acquisition of Infotec, which has higher gross profit on its wholesale business.

        Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 65% to $126.5 million for the first quarter of fiscal 1997 from $76.6 million for the first quarter of fiscal 1996. As a percentage of revenue, selling, general and administrative expenses increased to 31.5% for the first quarter of fiscal 1997 from 30.8% for the first quarter of fiscal 1996. These increases related to acquisitions made after June 30, 1995, and to the Company's aggressive hiring and training of new sales representatives and support personnel, along with the additional investments in the required infrastructure necessary to support the enlarged salesforce. Selling, general and administrative expenses were also impacted by the Company's restructuring of its traditional branch systems towards a Market Based Approach.

        Amortization of Intangible Assets

        Amortization of intangible assets increased to $4.4 million for the first quarter of fiscal 1997 from $2.4 million for the first quarter of fiscal 1996. The increase related to acquisitions made after June 30, 1995, primarily Infotec, for which additional intangible assets are being amortized.

        Earnings from Operations

        Earnings from operations increased 35% to $28.2 million for the first quarter of fiscal 1997 from $20.8 million for the first quarter of fiscal 1996. The increase primarily related to increased revenue. As a percentage of revenue, earnings from operations decreased to 7.0% from 8.4% primarily due to the lower combined gross margin percentage, and higher selling, general and administrative expenses discussed above.

        Interest Expense and Other, Net

        Interest expense increased to $5.0 million in the first quarter of fiscal 1997 from $3.3 million in the first quarter of fiscal 1996. Interest expense has increased due to higher levels of borrowings during the first quarter of fiscal 1997.

        Income Taxes

        Income taxes increased to $8.8 million for the first quarter of fiscal 1997 due to higher levels of earnings before tax. The combined effective income tax rate was relatively constant at 38.0% for the first quarter of fiscal 1997 versus 38.2% for the first quarter of fiscal 1996.

        Net Earnings

        Net earnings increased 32% to $14.3 million for the first quarter of fiscal 1997 from $10.9 million for the first quarter of fiscal 1996. As a percentage of revenue, net earnings decreased to 3.6% for the first quarter of fiscal 1997, primarily due to the lower combined gross margin percentage, and increased selling, general and administrative expenses.

TAXATION

        As part of the Company's acquisitions of businesses, the Company enters into noncompete and protection of trade secret agreements with certain key management personnel of the businesses acquired. The amount paid pursuant to these agreements is deductible for financial reporting purposes over the term of the agreements, normally three to seven years. For U.S. federal and state income tax purposes, agreements entered into prior to the enactment of the Omnibus Budget Reconciliation Act of 1933 (the "Act"), are amortized over the term of the agreement. Agreements entered into subsequent to the enactment of the Act are generally amortized over fifteen years. Further, goodwill, trademarks and other intangible assets purchased in asset acquisitions are deductible over fifteen years for U.S. federal and state income tax purposes. Prior to the enactment of the Act, goodwill on asset acquisitions was not deductible and amounts paid for other intangible assets were deductible only to the extent that such assets had identifiable useful lives.

        A significant portion of the Company's retail operation's photocopier and facsimile machine sales are effected through the use of leases. These transactions are recorded as sales for financial reporting purposes. However, for federal income tax purposes, the leases are accounted for as operating leases and the profit is recognized over the life of the lease.


EXCHANGE RATES

        Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. Additionally, the Company declares its dividends in pounds sterling. Fluctuations in exchange rates will affect dividend income measured in U.S. dollars because the Depositary is required to convert pounds sterling into U.S. dollars at the prevailing exchange rates at the time of making any dividend payments or other distributions. The Company has significant operations in each of the United States, Canada, Australia and various countries in Europe. Fluctuations in exchange rates between the U.S. dollar and each of the pound sterling, Canadian dollar, Australian dollar, and other European country currencies, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The Company has significantly increased it international business over the last few years. The results of operations, financial condition and competitive position of the Company's business may be affected by the relative strength of its currencies in countries where its products are sold. The Company's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

        The Company purchases most if its automated office equipment, related parts and supplies from Japanese manufacturers. The purchase price for most of these products is denominated in local currencies and therefore, short term fluctuations in the local currencies relative to the Japanese yen do not impact the Company's purchase price. However, if the yen were to strengthen significantly against the U.S. dollar, this would impact the yen amounts received by the Company's Japanese manufacturers as they converted the U.S. dollars received form the Company and other dealers into yen. As a result, these Japanese manufacturers could raise prices. The Company has historically been successful in passing price increases on to its customers. However, there can be no assurances that it can continue to do so in the future. Also, since most of the Company's service contracts are for one year periods, pricing for parts and supplies could not be adjusted until the contract was renewed.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's net cash flow used in operating activities was $17.5 million and $22.6 million for the three months ended June 30, 1996 and 1995, respectively. The Company experiences increases in certain balance sheet accounts which result primarily from acquisitions as well as from normal working capital needs. Additionally, high levels of accrued expenses at the end of fiscal year 1996 were paid during the first quarter of fiscal 1997. Cash flow used in investing activities was $27.2 million and $31.0 million for the three months ended June 30, 1996 and 1995, respectively. The decrease was primarily due to decreased acquisition activity in the first quarter of fiscal 1997. Net cash provided by financing activities was $49.3 million and $5.7 million in the three months ended June 30, 1996 and 1995, respectively. The increase was primarily due to increased borrowings under the Company's Credit Facility Loan, described below.

        In March 1995, the Company issued $200 million of 6.75% Convertible Subordinated Notes due April 2002 (the "Notes") at par, in a private placement offering. The Notes are convertible into the Company's ADSs at a conversion rate of $29.125 per ADS, or into the Company's Ordinary Shares at a conversion rate of $7.281 per Ordinary Share (equivalent to approximately 34.335 ADSs or 137.339 Ordinary Shares for each $1,000 principal amount of Notes). Interest is payable semi-annually commencing October 1995. The Notes are not subject to sinking fund requirements.

        In March 1996, the Company entered into a $400 million multicurrency revolving line of credit ("Credit Facility Loan") with a consortium of banks. The Credit Facility Loan is unsecured and guaranteed by certain of the Company's subsidiaries. The Credit Facility Loan, which matures in March 2001, contains negative and affirmative covenants and agreements restricting the Company's disposition of assets, capital expenditures, acquisitions and operations, as well as requiring the maintenance of certain financial ratios. The adjustable rate of interest on the Credit Facility Loan is, at the option of the Company, either (i) the Interbank Offered Rate plus an applicable margin of between .375% to 1%, determined by certain financial ratios, for the periods of one, two, three or six months, or (ii) the lead bank's base rate. The Company is in material compliance with all the terms of the Credit Facility Loan. As of June 30, 1996, the Credit Facility Loan had an outstanding balance of approximately $168.8 million and was incurring interest at a weighted average rate of 3.6% per annum. Therefore, subject to availability under the covenants, $231.2 million was available for future borrowings.

        The Company has a number of other loans and credit facility arrangements with banks, financial institutions and certain individuals, which had an aggregate balance of $39.9 million at June 30, 1996. This balance is primarily comprised of various cash management lines of credit (the "Lines") in each of the countries in which the Company operates. The Lines provide for daily liquidity of local operations in each such country. These loans vary widely in terms and conditions. The Company is in material compliance with all the terms under these loans.

        At the present time, the Company's cash flow from operations together with funds from the Credit Facility Loan and its cash balances, should be adequate to meet its operating cash requirements, as well as its capital expenditures for the immediate future. While the Company currently has no agreement, arrangement or understanding with respect to any acquisitions that are, individually or in the aggregate, material to the Company, the Company expects to continue to pursue acquisitions, some of which could be material to the Company. It is anticipated that future operations and such acquisitions will be funded primarily through cash from operations, borrowings under the Credit Facility Loan, other credit sources, and where desirable, the use of other debt and equity securities.

SEASONALITY

        The Company experiences some seasonality in its business. The Company's revenue and net earnings during the fourth quarter are generally higher than other quarters of its fiscal year. The Company believes that this is due to year-end sales contests and a focus on the finalization of transactions before year end. However, there can be no assurance that fourth quarter results will continue to be higher in future years. The Company's European and Canadian operations have historically experienced lower revenues and net earnings for the three month period ended September 30 due to increased vacation time by Europeans and Canadians during July and August. This has resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other automated office equipment during such period.

PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.

  Not applicable.


ITEM 2.   CHANGES IN SECURITIES.

  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

  Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.


ITEM 5.   OTHER INFORMATION.

  Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          (a)  Exhibits.


          EXHIBIT
          NUMBER        EXHIBIT
          -------       -------
          4.1*          Memorandum of Association of the Company, including paragraphs 5 and
                        6.  (Exhibit 2.1 of the Company's Registration Statement on Form 20-F,
                        No. 0-20828, filed on November 10, 1992 (the "1992 Registration
                        Statement").

          4.2*          Articles of Association of the Company, including sections relating to
                        Shares, Variation of Rights and Votes of Members.  (Exhibit 2.2 to the
                        1992 Registration Statement).

          4.3*          Deposit Agreement dated June 25, 1992, Amendment No. 1 dated February
                        26, 1993 and Amendment No. 2 dated July 2, 1993 (Exhibit 4.9 of the
                        Company's Form S-1 Registration Statement No. 33-68278 (the "1993 Form
                        S-1")., and Amendment No. 3 dated August 16, 1994 between The Bank of
                        New York, the Company and Owners and Holders of American Depositary
                        Receipts.




          4.4*          Indenture dated March 13, 1995 between the Company and The Bank of New
                        York as Depositary and the Company.  (Exhibit 2 to the Company's Form
                        8-K dated March 21, 1995).

          4.5*          Deposit and Custody Agreement dated March 13, 1995, between The Bank of New York as Depositary and the Company.  (Exhibit 3 to the
                        Company's Form 8-K dated March 21, 1995).

          4.6*          Registration Rights Agreement dated as of March 13, 1995 relating to
                        $175 million in Aggregate Principal Amount of 6.75% Convertible
                        Subordinated Notes Due 2002 by and among the Company and Prudential
                        Securities Incorporated and Smith Barney, Inc. and Robert W. Baird &
                        Co. and Raymond James & Associates, Inc.  (Exhibit 4.12 to the
                        Company's Form 10-K dated June 16, 1995).

          4.7*          Credit Agreement dated March 19, 1996 among Danka Business Systems
                        PLC, Danka Holding Company, the several financial institutions from time to time a party to this Agreement, Bank of America National Trust and Savings Association, Bank of America International Limited,
                        Nationsbank, N.A., and Southtrust National Bank of Alabama. N.A., in
                        an amount up to $400.0 million.  (Exhibit 1 to the Company's Form 8-K dated March 19, 1996).

                        No other instruments defining the rights of holders of long-term debt of the Company and its subsidiary have been included as exhibits because the total amount of obligations authorized under any such agreement does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company hereby agrees to furnish supplementally a copy of any omitted long-term debt instrument to the Commission upon request.

          27            Financial Data Schedule

          *             Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.


          (b)  Reports on Form 8-K:

               On June 26, 1996, the Company filed a report on Form 8-K announcing expected results of operations for the first quarter of fiscal 1997 and the effects to the Company resulting from its change to a market based management and administration approach, expansion and productivity of its sales division, and its commitment to the sale of color and higher segment products.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DANKA BUSINESS SYSTEMS PLC
                                         --------------------------
                                              (Registrant)




Date:   August 2, 1996                   /S/ DAVID C. SNELL, Finance Director
     -------------------------           --------------------------------------
                                         David C. Snell, Finance Director
                                         (The Chief Financial Officer, the
                                         Principal Accounting Officer and Duly
                                         Authorized Officer)