Form 10-Q
period 1996-09-30
DANKA BUSINESS SYSTEMS PLC
filed 1996-11-14
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _______________

         Commission file number:  0-20828

                           DANKA BUSINESS SYSTEMS PLC
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       ENGLAND                                                             98-0052869
       ------------------------------------------------     --------------------------------------
       (STATE OR OTHER JURISDICTION OF INCORPORATION OR     (I.R.S. EMPLOYER IDENTIFICATION NO.)
       ORGANIZATION)


       11201 DANKA CIRCLE NORTH
       ST. PETERSBURG, FLORIDA                                               33716
       ------------------------------------------------     --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                   (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  813-576-6003


                                NOT APPLICABLE
--------------------------------------------------------------------------------
        (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [x] No [ ]

The registrant had 226,122,247 Ordinary shares outstanding as of September 30, 1996.

                                     INDEX



                                                                                  Page
                                                                                  ----
    PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

              Consolidated Statements of Earnings for the three months ended
              September 30,1996 and 1995 (Unaudited)                               3

              Consolidated Statements of Earnings for the six months ended
              September 30, 1996 and 1995 (Unaudited)                              4

              Condensed Consolidated Balance Sheets as of September 30, 1996
              (Unaudited) and March 31, 1996                                       5

              Condensed Consolidated Statements of Cash Flows for the six months
              ended September 30, 1996 and 1995 (Unaudited)                        6

              Consolidated Statement of Shareholders' Equity for the six months
              ended September 30, 1996 (Unaudited)                                 7

              Notes to Consolidated Financial Statements (Unaudited)               8


         Item 2 -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                     10


    PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                               18
         Item 2 - Changes in Securities                                           18
         Item 3 - Defaults upon Senior Securities                                 18
         Item 4 - Submission of Matters to a Vote of Security Holders             18
         Item 5 - Other Information                                               20
         Item 6 - Exhibits and Reports on Form 8-K                                20

    Signature                                                                     22


PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)



                                                                 FOR THE THREE MONTHS ENDED
                                                            -------------------------------------
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                                1996                     1995
----------------------------------------------------       -------------           -------------
                                                            (UNAUDITED)              (UNAUDITED)
REVENUE:
Retail equipment sales                                     $        155,325         $        107,676
Retail service, supplies and rentals                                210,321                  135,293
Wholesale                                                            54,882                   30,844
----------------------------------------------------       ----------------         ----------------
Total revenue                                                       420,528                  273,813
----------------------------------------------------       ----------------         ----------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                       95,208                   64,459
Retail service, supplies and rental costs                           112,010                   71,467
Wholesale costs of revenue                                           45,272                   25,689
Selling, general and administrative expenses                        133,120                   85,118
Amortization of intangible assets                                     4,882                    2,782
----------------------------------------------------       ----------------         ----------------
Total costs and operating expenses                                  390,492                  249,515
----------------------------------------------------       ----------------         ----------------
EARNINGS FROM OPERATIONS                                             30,036                   24,298
Interest expense and other, net                                       6,832                    4,256
----------------------------------------------------       ----------------         ----------------
EARNINGS BEFORE INCOME TAXES                                         23,204                   20,042
Provision for income taxes                                            8,807                    7,595
----------------------------------------------------       ----------------         ----------------
NET EARNINGS                                               $         14,397         $         12,447
====================================================       ================         ================
NET EARNINGS PER ADS                                       $           0.25         $           0.25
====================================================       ================         ================
WEIGHTED AVERAGE ADSS                                                57,583                   50,560




        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 DANKA BUSINESS SYSTEMS PLC
 CONSOLIDATED STATEMENTS OF EARNINGS
 (IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)




                                                                 FOR THE SIX MONTHS ENDED
                                                             -----------------------------------
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                                 1996                   1995
----------------------------------------------------       -----------------        ----------------
                                                              (UNAUDITED)             (UNAUDITED)
REVENUE:
Retail equipment sales                                      $       305,242         $        206,146
Retail service, supplies and rentals                                405,273                  256,014
Wholesale                                                           111,968                   60,667
----------------------------------------------------       ----------------         ----------------
Total revenue                                                       822,483                  522,827
----------------------------------------------------       ----------------         ----------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                      187,972                  125,498
Retail service, supplies and rental costs                           215,232                  134,946
Wholesale costs of revenue                                           92,162                   50,367
Selling, general and administrative expenses                        259,616                  161,745
Amortization of intangible assets                                     9,301                    5,138
----------------------------------------------------       ----------------         ----------------
Total costs and operating expenses                                  764,283                  477,694
----------------------------------------------------       ----------------         ----------------
EARNINGS FROM OPERATIONS                                             58,200                   45,133
Interest expense and other, net                                      11,865                    7,534
----------------------------------------------------       ----------------         ----------------
EARNINGS BEFORE INCOME TAXES                                         46,335                   37,599
Provision for income taxes                                           17,607                   14,295
----------------------------------------------------       ----------------         ----------------
NET EARNINGS                                               $         28,728         $         23,304
====================================================       ================         ================
NET EARNINGS PER ADS                                       $           0.50         $           0.47
====================================================       ================         ================
WEIGHTED AVERAGE ADSS                                                57,664                   49,892




        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                   SEPTEMBER 30,           MARCH 31,
                                                                        1996                 1996
---------------------------------------------------------        ----------------     ---------------
                                                                     (UNAUDITED)          (AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $         21,842     $        38,217
Accounts receivable, net                                                  285,863             247,479
Inventories                                                               277,417             214,519
Prepaid expenses and other current assets                                  11,127               9,534
---------------------------------------------------------        ----------------     ---------------
TOTAL CURRENT ASSETS                                                      596,249             509,749
Equipment on operating leases, net                                         87,165              73,303
Property and equipment, net                                                52,411              42,795
Intangible assets, net                                                    473,665             435,844
Other assets                                                               34,973              29,865
---------------------------------------------------------        ----------------     ---------------
TOTAL ASSETS                                                     $      1,244,463     $     1,091,556
=========================================================        ================     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable           $         24,233     $        30,414
Accounts payable accrued expenses                                         206,097             197,438
Deferred revenue                                                           74,467              64,223
---------------------------------------------------------        ----------------     ---------------
TOTAL CURRENT LIABILITIES                                                 304,797             292,075
Convertible subordinated notes                                            200,000             200,000
Other long-term debt                                                      220,730             118,262
Deferred income taxes and other long-term liabilities                      45,109              39,376
---------------------------------------------------------        ----------------     ---------------
TOTAL LIABILITIES                                                         770,636             649,713
---------------------------------------------------------        ----------------     ---------------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
authorized; 226,122,247 and 219,112,247 issued
and outstanding                                                             4,721               4,585
Additional paid-in capital                                                299,646             297,378
Retained earnings                                                         178,197             148,501
Currency translation adjustment                                            (8,737)             (8,621)
---------------------------------------------------------        ----------------     ---------------
TOTAL SHAREHOLDERS' EQUITY                                                473,827             441,843
---------------------------------------------------------        ----------------     ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $      1,244,463     $     1,091,556
=========================================================        ================     ===============

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                FOR THE SIX MONTHS ENDED
                                                                          ------------------------------------------
                                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                                                1996                      1995
---------------------------------------------------                      ------------------       ------------------
                                                                             (UNAUDITED)              (UNAUDITED)
OPERATING ACTIVITIES                                                      $         28,728        $           23,304
Net earnings
Adjustments to reconcile net earnings to net cash
used in operating activities:
   Depreciation and amortization                                                    37,778                    20,019
   (Gain) loss on sale of property and equipment                                      (334)                      110
   Proceeds from sale of rental equipment                                            4,909                     3,640
   Changes in assets and liabilities, net of effects
   from the purchase of subsidiaries:
      Accounts receivable                                                           (6,331)                  (14,450)
      Inventories                                                                  (43,003)                  (43,824)
      Prepaid expenses and other current assets                                        516                    (3,928)
      Other noncurrent assets                                                       (4,081)                   (1,606)
      Accounts payable and accrued expenses                                        (35,737)                   (4,549)
      Deferred revenue                                                              (3,977)                   (4,640)
      Deferred income taxes                                                          7,246                     6,041
---------------------------------------------------                      ------------------       ------------------
NET CASH USED IN OPERATING ACTIVITIES                                              (14,286)                  (19,883)
---------------------------------------------------                      ------------------       ------------------
INVESTING ACTIVITIES
Capital expenditures                                                               (39,419)                  (16,876)
Proceeds from sale of property and equipment                                           654                     1,157
Net proceeds from sale of investments                                                    0                    10,854
Payment for purchase of subsidiaries, net of cash acquired                         (50,077)                  (77,463)
Payment for purchase of noncompete agreements                                         (832)                   (2,667)
---------------------------------------------------                      ------------------       ------------------
NET CASH USED IN INVESTING ACTIVITIES                                              (89,674)                  (84,995)
---------------------------------------------------                      ------------------       ------------------
FINANCING ACTIVITIES
Net borrowings under line of credit agreements                                     104,470                    29,696
Principal payments on debt                                                         (14,655)                   (6,092)
Proceeds from stock options exercised                                                  141                       392
Dividends                                                                           (4,075)                   (2,763)
---------------------------------------------------                      ------------------       ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           85,881                    21,233
---------------------------------------------------                      ------------------       ------------------
EFFECT OF EXCHANGE RATES                                                             1,704                      (489)
---------------------------------------------------                      -----------------        -----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (16,375)                  (84,134)
Cash and cash equivalents, beginning of period                                      38,217                    86,848
---------------------------------------------------                      ------------------       ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $          21,842        $            2,714
===================================================                      =================        ==================


            SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
(IN THOUSANDS)

                                                               ADDITIONAL                            CURRENCY
                                           ORDINARY             PAID-IN            RETAINED        TRANSLATION
                                             SHARES             CAPITAL            EARNINGS         ADJUSTMENT         TOTAL
-----------------------------------       -----------        ------------         -----------      -----------      -----------
                                          (Unaudited)         (Unaudited)         (Unaudited)      (Unaudited)      (Unaudited)
BALANCES AT MARCH 31, 1996                $     4,585        $    297,378        $   148,501       $   (8,621)      $   441,843

Net earnings                                                                          28,728                             28,728

Dividends                                                                             (4,075)                            (4,075)

Shares issued under employee
    option plans                                    1                 140                                                   141

Distributions to former shareholders
    of pooled company                                                                   (324)                              (324)

Shares issued for acquisitions                    135               2,128              5,367                              7,630

Currency translation adjustment                                                                          (116)             (116)
-----------------------------------       -----------        ------------         ----------      -----------      ------------
BALANCES AT SEPTEMBER 30, 1996            $     4,721        $    299,646         $  178,197      $    (8,737)     $    473,827
===================================       ===========        ============         ==========      ===========      ============




 SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of September 30, 1996, consolidated statements of earnings for the three months and the six months ended September 30, 1996 and 1995, the consolidated statement of shareholders' equity for the six months ended September 30, 1996, and the condensed consolidated statements of cash flows for the six months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The 1995 consolidated financial statements presented herein have been reclassified to conform with the 1996 presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's Annual Report for the year ended March 31, 1996.


NOTE 2.  BUSINESS COMBINATIONS

During the six months ended September 30, 1996 the Company acquired the outstanding stock or assets of various unrelated businesses. These acquisitions were accounted for as purchases with consideration totaling approximately $50.1 million. In addition, the Company entered into noncompete agreements with certain key owners and key employees of these businesses. The results of the acquired companies are included in the accompanying consolidated statements of earnings since the effective date of each acquisition. In addition, the Company issued 6,800,000 Ordinary Shares (1,700,000 ADS equivalents) for one separate acquisition which was accounted for as a pooling of interests. The financial statements have not been restated as the impact would have been immaterial.


NOTE 3. ACQUISITION OF THE SALES, SERVICE AND FACILITIES MANAGEMENT OPERATIONS OF EASTMAN KODAK COMPANY'S OFFICE IMAGING BUSINESS

On September 6, 1996, the Company executed an asset purchase agreement with Eastman Kodak Company ("Kodak") to acquire (i) the net assets relating to the sales, marketing, distribution and services business of Kodak's Office Imaging and Customer Equipment Services business units and (ii) all of the issued and outstanding stock of certain subsidiaries of Kodak which constitute the facilities management services business known as Kodak Imaging Services (collectively, the "Sales and Services Business"). Closing of the transaction (the "Closing"), which is expected to occur by the end of calendar 1996, is contingent upon shareholder approval and certain regulatory consents. The Company will pay $684.2 million in cash to acquire the Sales and Services Business which will be funded entirely by a new six year, $1.275 billion credit facility. (See Note 5).


NOTE 4.  RESTRUCTURING CHARGE

During the third quarter of fiscal 1996, the Company recorded a restructuring charge of $8.5 million, related to the restructuring of its international operations. At September 30, 1996, approximately $0.5 million remained in accrued liabilities, comprised of $0.4 million for the closing of duplicate facilities, and $0.1 million for the write-off of leasehold improvements. Management anticipates that the remaining restructuring actions for this charge will be completed by the third quarter of fiscal 1997.

NOTE 5:  REFINANCING OF BANK DEBT

The Company has received a commitment letter for a new credit agreement (the "New Credit Facility") which upon closing is expected to provide financing to the Company in the aggregate amount of up to $1.275 billion. The New Credit Facility, which is subject to various conditions, is expected to close in the third quarter of fiscal 1997, have a term of six years, and contain certain financial ratios and covenants similar to the Company's existing $400 million credit facility ("Credit Facility Loan"). The Company intends to use the proceeds from the New Credit Facility to purchase the Sales and Services Business of Kodak, to refinance the existing bank indebtedness of the Company, and for working capital and general corporate purposes. (See Liquidity and Capital Resources).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY

        Danka Business Systems PLC and its Subsidiaries (the "Company") is one of the largest independent suppliers of photocopiers, facsimiles and other related office equipment in North America, Europe and Australia. The Company primarily markets these products and related service, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimiles, and related parts and supplies on a wholesale basis to dealers. In addition, the Company markets private label photocopiers and facsimiles and related supplies on a direct and wholesale basis under the Company's Infotec trademark, and facsimile equipment under its dex and Omnifax trademarks. The Company currently has offices in 42 states, nine Canadian provinces, eight European countries, Australia and New Zealand.

        The Company is currently one of the largest independent suppliers of Konica, Minolta, Sharp, Canon and Toshiba photocopiers and facsimile equipment. The Company is also currently one of the largest independent suppliers of Ricoh products in Europe.

        On September 6, 1996, the Company entered into an Asset Purchase Agreement to acquire the Sales and Services Business of Kodak (the "Acquisition"). Subject to certain conditions, the Closing is expected to take place on or before December 31, 1996. The Company will acquire the net assets of the Sales and Services Business in exchange for $684.2 million in cash payable by the Company at Closing. The consideration paid by the Company is subject to adjustment following the Closing to the extent that the net book value of the Sales and Services Business on the Closing date differs from $802.0 million.

        The Sales and Services Business is engaged worldwide in the direct sale and marketing of Kodak manufactured and branded black and white and accent color high-volume photocopiers and duplicators, as well as Kodak branded mid-volume black and white and color photocopiers manufactured by Canon, Inc., and in some cases, remanufactured by Kodak. The Sales and Services Business also provides on-site repair and technical and field engineering support for equipment sold, leased and rented to others by the Sales and Services Business and by other photocopier distributors. In addition, the Sales and Services Business provides customers with facilities management services, including the management of central reprographics departments, the placement and maintenance of convenience copiers, the operation of mail centers, the processing of statements, print-on-demand operations and document archiving and retrieval services. The facilities management business of the Sales and Services Business will represent a significant increase in this type of business for the Company, but is expected by management to complement the Company's new and existing product lines and services primarily through its access to current and future major accounts customers.

        In conjunction with the Acquisition, the Company will enter into an amended and restated supply agreement (the "Amended Supply Agreement") with Kodak, pursuant to which the Company will purchase, effective upon Closing, from Kodak its requirements for certain Kodak manufactured or remanufactured electrophotographic equipment and accessories, spare parts, supplies and toner. Subject to certain limitations under the Amended Supply Agreement, the Company will have the worldwide exclusive right to distribute Kodak's currently existing line of electrophotographic equipment for office imaging and reprographics manufactured or remanufactured by Kodak and the related software, supplies, accessories and spare parts and a right of first refusal to exclusively distribute worldwide certain future electrophotographic products manufactured by Kodak for office imaging and reprographics. The Company has agreed to fund a total of $190.0 million (with a possible $30.0 million additional contribution) over a period of six years for ongoing research and development. The Amended Supply Agreement will have an initial term of ten (10) years with all major provisions subject to renegotiation three (3) years from Closing. Any description of the Asset Purchase Agreement or the Amended Supply Agreement set forth herein is qualified in its entirety by reference to the terms and conditions contained in the Asset Purchase Agreement and the form of the Amended Supply Agreement filed as Exhibit 2.1 on November 14, 1996 in the Company's Form 8-K, which is incorporated herein by reference.

        If the Acquisition is consummated, the Company will acquire in excess of 300 new locations, add 10,400 new employees and commence business in 19 new countries. Currently, 60% of the Sales and Services Business is conducted in North America and 34% in Europe. Approximately 90% of the Sales and Services Business is being operated in countries in which the Company currently conducts its business. The Company's goal is to increase the net margins of the Sales and Services Business through certain cost efficiencies and synergies it expects to achieve by operating the businesses. A number of factors are important in effecting a successful acquisition and aggregation of this size and magnitude, and there can be no assurances regarding the ultimate impact of the Acquisition on the Company and its future business and operation results.

        For the calendar year ended 1995, the Sales and Services Business had revenues of approximately $1.8 billion. The Sales and Services Business had net earnings in the amounts of $6 million and $22 million for calendar year 1995 and the six-month period ended June 30, 1996, respectively. The Company expects to record a $25.0 million to $35.0 million pre-tax charge during the third quarter of its fiscal year 1997, related to the Acquisition. While there can be no assurances, the Company believes that the Acquisition will be accretive to earnings within 12 months following the Closing.

        The Company expects to finance the Acquisition with funds to be made available at or before Closing through a credit facility provided by NationsBank, N.A. ("NationsBank"). The Company has received a commitment letter from NationsBank to provide the New Credit Facility in the aggregate amount of up to $1.275 billion, which subject to certain conditions, the Company expects to finalize and close in December 1996 prior to the Company's Extraordinary General Meeting to be held on December 11, 1996. The borrowed funds will also be used to refinance the existing bank indebtedness of the Company and for working capital and general corporate purposes.

        For additional information regarding the Acquisition, see the Company's Definitive Proxy Statement filed on November 6, 1996, and the Company's Form 8-K filed on November 14, 1996, both of which were filed with the Securities & Exchange Commission. Also see the SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS contained herein, regarding forward looking statements made by the Company in connection with the Acquisition.

        Management determined for the foreseeable future, that upon closing the Acquisition, that it will place greater emphasis on core operations with slightly less emphasis on future acquisitions. The strategy is intended to focus the Company on its management plan regarding the combined business with the goal of achieving favorable synergies, cost effectiveness, and joint market development and distribution programs designed to increase its overall margins.

        Over the last three years, the Company has completed over 100 acquisitions and believes that acquisition opportunities continue to exist in the highly fragmented North American and European automated office equipment industry. The Acquisition, upon completion, will be the largest in the history of the Company.

        The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's Consolidated Statements of Earnings:

                                         Three  Months Ended September 30,         Six Months Ended September 30,
                                         ---------------------------------         ------------------------------
                                                1996           1995                    1996          1995
                                                ----           ----                    ----          ----
Revenue:
     Retail equipment sales . . . . . . .       36.9%          39.3%                    37.1%         39.4%
     Retail service, supplies and rental        50.0           49.4                     49.3          49.0
     Wholesale  . . . . . . . . . . . . .       13.1           11.3                     13.6          11.6
                                                ----           ----                     ----          ----
          Total revenue   . . . . . . . .      100.0          100.0                    100.0         100.0
Cost of revenue . . . . . . . . . . . . .       60.0           59.0                     60.2          59.4
                                                ----           ----                     ----          ----
Gross profit                                    40.0           41.0                     39.8          40.6
Selling, general and administrative . . .       31.7           31.1                     31.7          30.9
Amortization of intangible assets . . . .        1.2            1.0                      1.1           1.0
                                                 ---            ---                      ---           ---
          Earnings from operations  . . .        7.1            8.9                      7.0           8.7
Interest expense and other, net . . . . .        1.6            1.6                      1.4           1.5
                                                 ---            ---                      ---           ---
          Earnings before income taxes  .        5.5            7.3                      5.6           7.2
Provision for income taxes  . . . . . . .        2.1            2.8                      2.1           2.7
                                                 ---            ---                      ---           ---
          Net earnings  . . . . . . . . .        3.4%           4.5%                     3.5%          4.5%
                                                 ===            ===                      ===           ===

        The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:

                                         Three  Months Ended September 30,        Six Months Ended September 30,
                                         ---------------------------------        ------------------------------
                                                1996           1995                  1996          1995
                                                ----           ----                  ----          ----
Retail equipment sales  . . . . . . . . .         38.7%       40.1%                     38.4%          39.1%
Retail service, supplies and rentals  . .         46.7        47.2                      46.9           47.3
Wholesale . . . . . . . . . . . . . . . .         17.5        16.7                      17.7           17.0


     QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995:

         Revenue

         Revenue increased 54% to $420.5 million for the three months ended September 30, 1996 ("second quarter of fiscal 1997") compared to $273.8 million for the three months ended September 30, 1995 ("second quarter of fiscal 1996"). The increase resulted from significant contributions from acquisitions as well as core growth. Wholesale revenue as a percentage of total revenue increased primarily due to the acquisition of Infotec in November 1995, which wholesales the Infotec brand products to authorized independent dealers throughout Europe.

         Gross Profit

         Gross profit increased 50% to $168.0 million for the second quarter of fiscal 1997. The gross profit margin as a percentage of total revenue decreased to 40.0% for the second quarter of fiscal 1997 from 41.0% for the second quarter of fiscal 1996. This decrease was due to the change in the mix of the Company's revenue, and to lower margins on equipment and service, supplies and rental revenue. As a result of the Company's acquisition of Infotec in November 1995, an increased percentage of the Company's total revenue is being derived from wholesale revenue which has substantially lower gross profits than retail revenue. The gross profit margin as a percentage of retail equipment sales decreased to 38.7% for the second quarter of fiscal 1997 from 40.1% for the second quarter of fiscal 1996. Additionally, the gross profit margin as a percentage of retail service, supplies and rentals decreased to 46.7% for the second quarter of fiscal 1997 from 47.2% for the second quarter of fiscal 1996. These decreases were partly due to the inclusion of European and Australian acquisitions which had lower gross margins than the Company's core operations. As a percentage of revenue, the gross profit margin on wholesale revenue increased to 17.5% for the second quarter of fiscal

1997 from 16.7% for the second quarter of fiscal 1996. The increase was primarily due to the acquisition of Infotec, which has higher gross profit on its wholesale business as compared with the Company's other wholesale operations.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 56% to $133.1 million for the second quarter of fiscal 1997. As a percentage of revenue, selling, general and administrative expenses increased to 31.7% for the second quarter of fiscal 1997, from 31.1% for the second quarter of fiscal 1996. These increases related to acquisitions made after September 30, 1995, and to the Company's aggressive hiring and training of new sales representatives and support personnel, along with the additional investments in the required infrastructure necessary to support the enlarged salesforce. Selling, general and administrative expenses were also impacted by additional costs incurred to regionally centralize certain management and administrative functions ("Market Based Approach"). The Company is restructuring its traditional branch system towards a Market Based Approach.

         Amortization of Intangible Assets

         Amortization of intangible assets increased to $4.9 million for the second quarter of fiscal 1997 from $2.8 million for the second quarter of fiscal 1996. The increase related to acquisitions made after September 30, 1995 for which additional intangible assets are being amortized.

         Earnings from Operations

         Earnings from operations increased 24% to $30.0 million for the second quarter of fiscal 1997. The increase primarily related to increased revenue. As a percentage of revenue, earnings from operations decreased to 7.1% from 8.9% primarily due to the lower combined gross margin percentage and the higher selling, general and administrative expenses discussed above.

         Interest expense and other, net

         Interest expense increased to $6.8 million for the second quarter of fiscal 1997 from $4.3 million for the second quarter of fiscal 1996. Interest expense has increased due to higher levels of borrowings during the second quarter of fiscal 1997.

         Income Taxes

         Income taxes increased to $8.8 million for the second quarter of fiscal 1997 due to higher levels of earnings before tax. The combined effective income tax rate was relatively constant at 38.0% for the second quarter of fiscal 1997 versus 37.9% for the second quarter of fiscal 1996.

         Net Earnings

         Net earnings increased 16% to $14.4 million for the second quarter of fiscal 1997 from $12.4 million for the second quarter of fiscal 1996. As a percentage of revenue, net earnings decreased to 3.4% for the second quarter of fiscal 1997, primarily due to the lower combined gross margin percentage and increased selling, general and administrative expenses.

     SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995:

         Revenue

         Revenue increased 57% to $822.5 million for the six months ended September 30, 1996 compared to $522.8 million for the six months ended September 30, 1995. The increase resulted from significant contributions from acquisitions as well as core growth. Wholesale revenue as a percentage of total revenue increased primarily due to the acquisition of Infotec in November 1995, which wholesales the Infotec brand products to authorized independent dealers throughout Europe.

         Gross Profit

         Gross profit increased 54% to $327.1 million for the six months ended September 30, 1996. The gross profit margin as a percentage of total revenue decreased to 39.8% for the six months ended September 30, 1996 from 40.6% for the six months ended September 30, 1995. This decrease was due to the change in the mix of the Company's revenue, and to lower margins on equipment and service, supplies and rental revenue. As a result of the Company's acquisition of Infotec in November 1995, an increased percentage of the Company's total revenue is being derived from wholesale revenue which has substantially lower gross profit than retail revenue. The gross profit margin as a percentage of equipment sales decreased to 38.4% for the six months ended September 30, 1996 compared to 39.1% for the six months ended September 30, 1995. As a percentage of revenue, the gross profit margin on retail service, supplies and rentals decreased to 46.9% for the six months ended September 30, 1996 as compared to 47.3% for the six months ended September 30, 1995. These decreases were partly due to the inclusion of European and Australian acquisitions which had lower gross margins than the Company's core operations. As a percentage of revenue, the gross profit margin on wholesale revenue increased to 17.7% for the six months ended September 30, 1996 from 17.0% for the six months ended September 30, 1995. The increase was primarily due to the acquisition of Infotec, which has higher gross profit on its wholesale business as compared with the Company's other wholesale operations.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 61% to $259.6 million for the six months ended September 30, 1996. As a percentage of revenue, selling, general and administrative expenses increased to 31.7% for the six months ended September 30, 1996, from 30.9% for the six months ended September 30, 1995. These increases related to acquisitions made after September 30, 1995, and to the Company's aggressive hiring and training of new sales representatives and support personnel, along with the additional investments in the required infrastructure necessary to support the enlarged salesforce. Selling, general and administrative expenses were also impacted by the Company's restructuring of its traditional branch systems towards a Market Based Approach.

         Amortization of Intangible Assets

         Amortization of intangible assets increased to $9.3 million for the six months ended September 30, 1996 from $5.1 million for the six months ended September 30, 1995. The increase related to acquisitions made after September 30, 1995 for which additional intangible assets are being amortized.

         Earnings from Operations

         Earnings from operations increased 29% to $58.2 million for the six months ended September 30, 1995. The increase primarily related to increased revenue. As a percentage of revenue, earnings from operations decreased to 7.0% from 8.7% primarily due to the lower combined gross margin percentage, and higher selling, general and administrative expenses discussed above.

         Interest expense and other, net

         Interest expense increased to $11.9 million for the six months ended September 30, 1996 from $7.5 million for the six months ended September 30, 1995. Interest expense has increased due to higher levels of borrowings during the six months ended September 30, 1996.

         Income Taxes

         Income taxes increased to $17.6 million for the six months ended September 30, 1996 due to higher levels of earnings before tax. The combined effective income tax rate remained constant at 38.0% for the six months ended September 30, 1996 and 1995.

         Net Earnings

         Net earnings increased 23% to $28.7 million for the six months ended September 30, 1996 from $23.3 million for the six months ended September 30, 1995. As a percentage of revenue net earnings decreased to 3.5% for the six months ended September 30, 1996, primarily due to the lower combined gross margin percentage and increased selling, general and administrative expenses.

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

EXCHANGE RATES

         Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. Additionally, the Company declares its dividends in pounds sterling. Fluctuations in exchange rates will affect dividend income measured in U.S. dollars because the Depositary is required to convert pounds sterling into U.S. dollars at the prevailing exchange rates at the time of making any dividend payments or other distributions. The Company has significant operations in each of the United States, Canada, Australia and various countries in Europe. Fluctuations in exchange rates between the U.S. dollar and each of the pound sterling, Canadian dollar, Australian dollar, and other European country currencies, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The Company has significantly increased it international business over the last few years. Upon closing of the Acquisition, the Company's sales in foreign countries will be substantially increased. The results of operations, financial condition and competitive position of the Company's business may be affected by the relative strength of its currencies in countries where its products are currently sold and where products of the Sales and Services Business may be sold. The Company's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flow used in operating activities was $14.3 million and $19.9 million for the six months ended September 30, 1996 and 1995, respectively. The Company experiences increases in certain balance sheet accounts which result primarily from acquisitions as well as from normal working capital needs. Additionally, high levels of accrued expenses at the end of fiscal 1996 were paid during the six months ended September 30, 1996. Cash flow used in investing activities was $89.7 million and $85.0 million for the six months ended September 30, 1996 and 1995, respectively. The increase was due to higher levels of capital expenditures. Net cash provided by financing activities was $85.9 million and $21.2 million for the six months ended September 30, 1996 and 1995, respectively. The increase was primarily due to higher levels of borrowings.

         In March 1995, the Company issued $200.0 million of 6.75% Convertible Subordinated Notes (the "Notes") at par, in a private placement offering, due April 2002. The Notes are convertible into the Company's ADSs at a conversion rate of $29.125 per ADS, or into the Company's Ordinary shares at a conversion rate of $7.281 per Ordinary share (equivalent to approximately 34.335 ADSs or 137.339 Ordinary shares for each $1,000 principal amount of Notes). Interest is payable semi-annually commencing October 1995. The Notes are not subject to sinking fund requirements.

         In March 1996, the Company entered into a $400.0 million multicurrency revolving line of credit ("Credit Facility Loan") with a consortium of banks. The Credit Facility Loan is unsecured and guaranteed by certain of the Company's subsidiaries. The Credit Facility Loan, which matures in March 2001, contains negative and affirmative covenants and agreements restricting the Company's disposition of assets, capital expenditures, acquisitions and operations, as well as requiring the maintenance of certain financial ratios. The adjustable rate of interest on the Credit Facility Loan is, at the option of the Company, either (i) the Interbank Offered Rate plus an applicable margin of between .375% to 1%, determined by certain financial ratios, for the periods of one, two, three or six months, or (ii) the lead bank's base rate. The Company is in material compliance with all the terms of the Credit Facility Loan. As of September 30, 1996, the Credit Facility Loan had an outstanding balance of approximately $219.7 million and was incurring interest at a weighted average rate of 3.6% per annum. Therefore, subject to availability under the covenants, $180.3 million was available for future borrowings.

         The Company has received a commitment letter from NationsBank for a new credit agreement which upon closing will provide financing to the Company in the aggregate amount of up to $1.275 billion (the "New Credit Facility"). The Company intends that the proceeds from the New Credit Facility, which subject to certain conditions is expected to close in the third quarter of fiscal 1997, will be utilized to finance the purchase of the Sales and Services Business of Kodak, to repay all the remaining bank indebtedness under the existing Credit Facility Loan, and for working capital and general corporate purposes. The New Credit Facility is expected to provide the Company with a revolving component in aggregate amount of up to $725.0 million, and a term loan/letter of credit component of $550.0 million. The Credit Facility is expected to be secured by (i) a pledge of the capital stock of the Company's holding company in those countries that the Company and NationsBank deemed material, (ii) guarantees, as permitted under local law, of the Company's operating companies in the material countries, and (iii) a covenant by the Company that it will not pledge its assets except as specifically permitted under the terms of the credit facility. The New Credit Facility is expected to have a term of six years, and contain negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The adjustable interest rate on the New Credit Facility is expected to be, at the option of the Company, either: (i) the London InterBank Offered Rate plus a tiered margin based on leverage for the periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the NationsBank prime rate or the Federal Funds Rate plus 0.5%. The Company expects to incur an extraordinary pre-tax charge of approximately $1.0 million in its third quarter of fiscal 1997 due to the early repayment of the aforementioned debt expected to be refinanced.

         The Company has a number of other loans and credit facility arrangements with banks, financial institutions and certain individuals, which had an aggregate balance of $25.3 million at September 30, 1996. This balance is primarily comprised of various cash management lines of credit (the "Lines") in each of the countries in which the Company operates. The Lines provide for daily liquidity of local operations in
each such country.  These loans vary widely in terms and conditions.   The
Company is in material compliance with all the terms under these loans.

         Upon completion of the Acquisition and New Credit Facility, the Company's cash flow from operations together with the anticipated borrowing capacity under the New Credit Facility should be adequate to finance its operating cash requirements and capital expenditures for the short-term future. It is further anticipated that after the closing of the acquisition of the Sales and Services Business of Kodak, future acquisitions and growth in the long-term future will be funded primarily with cash flow from operations, borrowings available under the New Credit Facility, other credit sources and, where desirable, funding from the sale of additional debt or equity securities. While management believes that the Acquisition and New Credit Facility will close as contemplated, should the Acquisition not be completed as planned, capital resources utilized for combined operations and future growth will be similar to the above in the short and long-term except that current and future available credit facilities would be substituted for the New Credit Facility.

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



              SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS


Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning reasons for and the effect of the Acquisition on the Company, integration of the Sales and Services Business into the Company, future intentions and prospects arising from the Acquisition, and other statements contained herein regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Such factors may include, among others, the following: (i) the Company's ability to manage and operate the Sales and Services Business, (ii) the demands that the acquisition and integration of the Sales and Services Business will place, and the effect that such demands will have, on the Company's resources, infrastructure and current operations,
(iii) the Company's ability to successfully operate in new international markets, (iv) the ability of the Company to attract and retain current management and other employees of the Sales and Services Business accustomed to different corporate culture, compensation arrangements and benefits, (v) the Company's ability to successfully manage the increased debt resulting from the Acquisition, (vi) the Company's ability to achieve the minimum equipment purchase commitments under the Amended Supply Agreement, (vii) the Company's ability to obtain an alternative and acceptable source of high- volume equipment and related parts and supplies in the event the Amended Supply Agreement is not renegotiated or Kodak equipment is not competitive in the marketplace, (viii) increased competition, (ix) fluctuations in foreign currency, (x) domestic and foreign political developments and governmental regulations and policies, (xi) technological developments, (xii) general economic and business conditions,
(xiii) future performance of the Sales and Services Business and the Company's current business, (xiv) the ability of the Company to successfully implement its growth and business strategy, and (xv) the ability of the Company to continue to receive acceptable financing as required in the future. The Company disclaims any duty to update in the future any of the forward looking statements contained in this Form 10-Q.

PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS.

    Not applicable.


ITEM 2.     CHANGES IN SECURITIES.

    Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Annual General Meeting of shareholders of Danka Business Systems PLC was held on July 19, 1996. At the meeting, the following actions were taken by the shareholders:

    1. The payment of a final dividend for fiscal year 1996 in the amount of 1.08 pence per Ordinary share (net) was authorized. The voting on the resolution was as follows:

            FOR                       184,155,108
            AGAINST                        67,756
            ABSTAINED                         -0-

    2. Daniel M. Doyle was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

            FOR                       183,942,796
            AGAINST                       280,068
            ABSTAINED                         -0-

    3. David S. Hooker was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

            FOR                       180,833,890
            AGAINST                       117,116
            ABSTAINED                   3,271,858

    4. Pierson M. Grieve was elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

            FOR                       184,008,924
            AGAINST                       213,940
            ABSTAINED                         -0-


    5. KPMG was appointed as the Company's auditors for fiscal year 1997, and the Board of Directors was authorized to fix the auditor's remuneration. The voting on the resolution was as follows:

            FOR                       184,070,861
            AGAINST                       122,353
            ABSTAINED                      29,650

    6. The authorized share capital of the Company was increased from L.5,000,000 to L.6,250,000 by the creation of 100,000,000 Ordinary shares of 1.25 pence each. The voting on the resolution was as follows:

            FOR                       183,877,023
            AGAINST                       345,841
            ABSTAINED                         -0-

    7. The Board of Directors of the Company was granted the authority to allot securities up to an aggregate nominal amount of L.912,967. The voting on the resolution was as follows:

            FOR                       178,848,258
            AGAINST                     5,374,606
            ABSTAINED                         -0-

    8. The Board of Directors of the Company was granted the authority to allot equity securities up to an aggregate nominal amount of L.547,781 without providing certain pre-emptive rights. The voting on the resolution was as follows:

            FOR                       170,932,732
            AGAINST                    10,873,883
            ABSTAINED                   2,416,249

    9. The Company was granted the authority to buy back up to 10% of its outstanding share capital. The voting on the resolution was as follows:

            FOR                       181,568,955
            AGAINST                     2,624,259
            ABSTAINED                      29,650

    10. Approval of The Danka 1996 Share Option Plan and the Trust Deed establishing The Danka Employees' Share Trust was granted. The voting on the resolution was as follows:

            FOR                       176,790,807
            AGAINST                     7,178,464
            ABSTAINED                     253,593

    11. Approval of The Danka 1996 Non-Employee Directors Share Option Plan was granted. The voting on the resolution was as follows:

            FOR                       175,569,017
            AGAINST                     8,400,254
            ABSTAINED                     253,593

ITEM 5.     OTHER INFORMATION.

    Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)      Exhibits.


EXHIBIT
NUMBER            EXHIBIT
-------           -------
2.1*              Asset Purchase Agreement between Eastman Kodak Company and Danka Business
                  Systems PLC dated as of September 6, 1996, including Exhibit 5.19 (a) which is the form of Amended and Restated Supply Agreement by and between Eastman
                  Kodak Company and __________________________ dated as of ___________________,
                  1996. (Exhibit 2.1 to the Company's Form 8-K dated November 14, 1996.)


4.1*              Memorandum of Association of the Company, including paragraphs 5 and 6.
                  (Exhibit 2.1 of the Company's Registration Statement on Form 20-F, No. 0-
                  20828, filed on November 10, 1992 (the "1992 Registration Statement").


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

 27                Financial Data Schedule (for SEC purposes only)

 *                 Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.


        (b)      Reports on Form 8-K:

        On November 14, 1996, the Company filed a report on Form 8-K announcing the Company's second quarter financial results, the agreement with Eastman Kodak Company to acquire the sales, marketing and equipment service operations of Kodak's Office Imaging Business, as well as Kodak's facilities management business known as Kodak Imaging Services (the "Sales and Services Business") and the promotion of David Snell to Chief Operating Officer.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DANKA BUSINESS SYSTEMS PLC
                                   --------------------------------
                                            (Registrant)



Date:    November 13, 1996         /S/ David C. Snell
                                   --------------------------------
                                   David Snell, Finance Director
                                   (The Chief Operating Officer,
                                   and the Principal Accounting Officer)