Form 10-Q
period 1996-12-31
DANKA BUSINESS SYSTEMS PLC
filed 1997-02-14
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 10-Q



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _______________

         Commission file number:  0-20828

                           DANKA BUSINESS SYSTEMS PLC
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND                                                   98-0052869
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION
ORGANIZATION)                                             NO.)


11201 DANKA CIRCLE NORTH
ST. PETERSBURG, FLORIDA                                   33716
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  813-576-6003

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

The registrant had 226,352,247 Ordinary shares outstanding as of December 31, 1996.

                                     INDEX



                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

          Consolidated Statements of Earnings for the three months ended
          December 31,1996 and 1995 (Unaudited)                                   3

          Consolidated Statements of Earnings for the nine months ended
          December 31, 1996 and 1995 (Unaudited)                                  4

          Condensed Consolidated Balance Sheets as of December 31, 1996
          (Unaudited) and March 31, 1996                                          5

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended December 31, 1996 and 1995 (Unaudited)                            6

          Consolidated Statement of Shareholders' Equity for the nine months
          ended December 31, 1996 (Unaudited)                                     7

          Notes to Consolidated Financial Statements (Unaudited)                  8


     Item 2 -  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                        10


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                  19
     Item 2 - Changes in Securities                                              19
     Item 3 - Defaults upon Senior Securities                                    19
     Item 4 - Submission of Matters to a Vote of Security Holders                19
     Item 5 - Other Information                                                  19
     Item 6 - Exhibits and Reports on Form 8-K                                   20

Signature                                                                        22


PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)

                                                                      FOR THE THREE MONTHS ENDED
                                                              ----------------------------------------
                                                                  DECEMBER 31,           DECEMBER 31,
                                                                      1996                  1995
                                                              ------------------   -------------------
                                                                  (UNAUDITED)            (UNAUDITED)
REVENUE:
Retail equipment sales                                       $           159,313   $           124,225
Retail service, supplies and rentals                                     217,177               161,748
Wholesale                                                                 64,656                47,868
                                                             -------------------   -------------------
Total revenue                                                            441,146               333,841
                                                             -------------------   -------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                            99,360                75,610
Retail service, supplies and rental costs                                115,835                86,219
Wholesale costs of revenue                                                53,129                39,183
Selling, general and administrative expenses                             134,233               100,770
Amortization of intangible assets                                          5,165                 3,915
Restructuring charges                                                     35,000                 8,500
                                                             -------------------   -------------------
Total costs and operating expenses                                       442,722               314,197
                                                             -------------------   -------------------
EARNINGS (LOSS) FROM OPERATIONS                                           (1,576)               19,644

Interest expense and other, net                                            6,978                 6,940
                                                             -------------------   -------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                                       (8,554)               12,704
Provision for income taxes                                                (3,216)                4,755
                                                             -------------------   -------------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                                 (5,338)                7,949
Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit of $349,000                             578                  --
                                                             -------------------   -------------------
NET EARNINGS (LOSS)                                          $            (5,916)  $             7,949
                                                             ===================   ===================
EARNINGS (LOSS) PER ADS:

   Earnings (loss) before extraordinary item                 $             (0.09)  $              0.16
   Extraordinary item                                                      (0.01)                 --
                                                             -------------------   -------------------
   Net earnings (loss) per ADS                               $             (0.10)  $              0.16
                                                             ===================   ===================
WEIGHTED AVERAGE ADSs                                                     57,787                50,939


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)



                                                                      FOR THE NINE MONTHS ENDED
                                                              ----------------------------------------
                                                                DECEMBER 31,            DECEMBER 31,
                                                                    1996                    1995
                                                                 (UNAUDITED)            (UNAUDITED)
                                                              ------------------   -------------------
REVENUE:

Retail equipment sales                                       $           464,555   $           330,371
Retail service, supplies and rentals                                     622,450               417,762
Wholesale                                                                176,624               108,535
                                                             -------------------   -------------------
Total revenue                                                          1,263,629               856,668
                                                             -------------------   -------------------

COSTS AND OPERATING EXPENSES:

Cost of retail equipment sales                                           287,332               201,108
Retail service, supplies and rental costs                                331,067               221,165
Wholesale costs of revenue                                               145,291                89,550
Selling, general and administrative expenses                             393,849               262,515
Amortization of intangible assets                                         14,466                 9,053
Restructuring charges                                                     35,000                 8,500
                                                             -------------------   -------------------
Total costs and operating expenses                                     1,207,005               791,891
                                                             -------------------   -------------------
EARNINGS FROM OPERATIONS                                                  56,624                64,777

Interest expense and other, net                                           18,843                14,474
                                                             -------------------   -------------------
EARNINGS BEFORE INCOME TAXES                                              37,781                50,303
Provision for income taxes                                                14,391                19,050
                                                             -------------------   -------------------
EARNINGS BEFORE EXTRAORDINARY ITEM                                        23,390                31,253
Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit of $349,000                             578                  --
                                                             -------------------   -------------------
NET EARNINGS                                                 $            22,812   $            31,253
                                                             ===================   ===================
EARNINGS PER ADS:
   Earnings before extraordinary item                        $              0.41   $              0.62
   Extraordinary item                                                      (0.01)                 --
                                                             -------------------   -------------------
   Net earnings per ADS                                      $              0.40   $              0.62
                                                             ===================   ===================

WEIGHTED AVERAGE ADSs                                                     57,706                50,680



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                            DECEMBER 31,               MARCH 31,
                                                                                1996                      1996
                                                                      ---------------------    ----------------------
                                                                            (UNAUDITED)                (AUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $              74,001     $              38,217
Accounts receivable, net                                                            654,612                   247,479
Inventories                                                                         486,927                   214,519
Prepaid expenses and other current assets                                            24,648                     9,534
                                                                      ---------------------     ---------------------
TOTAL CURRENT ASSETS                                                              1,240,188                   509,749

Equipment on operating leases, net                                                  313,610                    73,303
Property and equipment, net                                                          59,397                    42,795
Intangible assets, net                                                              480,032                   435,844
Other assets                                                                        116,195                    29,865
                                                                      ---------------------     ---------------------
TOTAL ASSETS                                                          $           2,209,422     $           1,091,556
                                                                      =====================     =====================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current maturities of long-term debt and notes payable                $              16,500     $              30,414
Accounts payable and accrued expenses                                               361,413                   197,438
Deferred revenue                                                                     80,513                    64,223
                                                                      ---------------------     ---------------------
TOTAL CURRENT LIABILITIES                                                           458,426                   292,075

Convertible subordinated notes                                                      200,000                   200,000
Other long-term debt                                                              1,035,665                   118,262
Deferred income taxes and other long-term liabilities                                42,750                    39,376
                                                                      ---------------------     ---------------------
TOTAL LIABILITIES                                                                 1,736,841                   649,713
                                                                      ---------------------     ---------------------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
     authorized; 226,352,247 and 219,112,247 issued
     and outstanding                                                                  4,725                     4,585
Additional paid-in capital                                                          299,786                   297,378
Retained earnings                                                                   167,496                   148,501
Currency translation adjustment                                                         574                    (8,621)
                                                                      ---------------------     ---------------------
TOTAL SHAREHOLDERS' EQUITY                                                          472,581                   441,843
                                                                      ---------------------     ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $           2,209,422     $           1,091,556
                                                                      =====================     =====================


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                            -------------------------------------------
                                                                               DECEMBER 31,             DECEMBER 31,
                                                                                   1996                     1995
                                                                            -----------------     ---------------------
                                                                                (UNAUDITED)             (UNAUDITED)
OPERATING ACTIVITIES
Net earnings                                                               $           22,812      $            31,253
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                                       57,513                   34,664
   (Gain) loss on sale of property and equipment                                       (1,372)                     672
   Proceeds from sale of rental equipment                                               8,948                    5,336
   Extraordinary item                                                                     927                     --
   Changes in assets and liabilities, net of effects
   from the purchase of subsidiaries:
      Accounts receivable                                                             (11,483)                 (28,033)
      Inventories                                                                     (46,004)                 (18,485)
      Prepaid expenses and other current assets                                        (2,670)                  (7,032)
      Other noncurrent assets                                                         (12,653)                     755
      Accounts payable and accrued expenses                                            (2,208)                  (5,100)
      Deferred revenue                                                                 (9,511)                  (8,034)
      Deferred income taxes and other long-term liabilities                             4,090                    7,673
                                                                           ------------------      -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               8,389                   13,669
                                                                           ------------------      -------------------
INVESTING ACTIVITIES
Capital expenditures                                                                  (58,621)                 (28,804)
Proceeds from sale of property and equipment                                            3,859                    4,121
Net proceeds from sale of investments                                               --                          10,854
Payment for purchase of subsidiaries, net of cash acquired                           (794,319)                (245,586)
Payment for purchase of noncompete agreements                                            (911)                  (2,708)
                                                                           ------------------      -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (849,992)                (262,123)
                                                                           ------------------      -------------------
FINANCING ACTIVITIES
Net borrowings under line of credit agreements                                        908,261                  209,499
Principal payments on debt                                                            (18,040)                 (21,631)
Proceeds from stock options exercised                                                     285                      387
Dividends                                                                              (4,075)                  (2,763)
                                                                           ------------------      -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             886,431                  185,492
                                                                           ------------------      -------------------
EFFECT OF EXCHANGE RATES                                                               (9,044)                    (324)
                                                                           ------------------      -------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   35,784                  (63,286)
Cash and cash equivalents, beginning of period                                         38,217                   86,848
                                                                           ------------------      -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $           74,001      $            23,562
                                                                           ==================      ===================


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
(IN THOUSANDS)


                                                             ADDITIONAL                        CURRENCY
                                             ORDINARY          PAID-IN         RETAINED       TRANSLATION
                                              SHARES           CAPITAL         EARNINGS       ADJUSTMENT          TOTAL
                                          -------------   --------------   -------------   ---------------   -------------
                                            (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
BALANCES AT MARCH 31, 1996               $       4,585    $      297,378   $     148,501   $       (8,621)   $     441,843

Net earnings                                                                      22,812                            22,812

Dividends                                                                         (8,860)                           (8,860)

Shares issued under employee
  option plan                                        5               280                                               285
Distributions to former shareholders
  of pooled companies                                                               (324)                             (324)

Shares issued for acquisitions                     135             2,128           5,367                             7,630

Currency translation adjustment                                                                     9,195            9,195
                                         -------------    --------------   -------------   --------------    -------------
BALANCES AT DECEMBER 31, 1996            $       4,725    $      299,786   $     167,496   $          574    $     472,581
                                         =============    ==============   =============   ==============    =============




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of December 31, 1996, consolidated statements of earnings for the three months and the nine months ended December 31, 1996 and 1995, the consolidated statement of shareholders' equity for the nine months ended December 31, 1996, and the condensed consolidated statements of cash flows for the nine months ended December 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The 1995 consolidated financial statements presented herein have been reclassified to conform with the 1996 presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's Annual Report for the year ended March 31, 1996.


NOTE 2.  BUSINESS COMBINATIONS

     During the nine months ended December 31, 1996 the Company acquired the outstanding stock or assets of various unrelated businesses. These acquisitions were accounted for as purchases with consideration totaling approximately $795.2 million (See Note 3). In addition, the Company entered into noncompete agreements with certain key owners and key employees of these businesses. The results of the acquired companies are included in the accompanying Consolidated Statements of Earnings since the effective date of each acquisition. In addition, the Company issued 6,800,000 Ordinary shares (1,700,000 ADS equivalents), for one separate acquisition which was accounted for as a pooling of interests. The accompanying consolidated financial statements have not been restated as the acquisition did not have a material effect. The net equity of the acquisition accounted for as a pooling of interests has been treated as an addition in the Consolidated Statement of Shareholders' Equity.


NOTE 3. ACQUISITION OF THE SALES, SERVICE AND FACILITIES MANAGEMENT OPERATIONS OF EASTMAN KODAK COMPANY'S OFFICE IMAGING BUSINESS

     Effective December 31, 1996, the Company acquired from Eastman Kodak Company ("Kodak") (i) the net assets relating to the sales, marketing, distribution and services business of Kodak's Office Imaging and Customer Equipment Services business units and (ii) all of the issued and outstanding stock of certain subsidiaries of Kodak which constitute the facilities management services business known as Kodak Imaging Services (collectively, the "Sales and Services Business"). Subject to adjustment, the Company paid in cash a net of $688.0 million to acquire the Sales and Services Business which was funded entirely by a new six year, $1.275 billion credit agreement (See Note 5). Below is an unaudited pro forma summary representing the consolidated results of operations as if the acquisition of the Sales and Services Business had occurred at the beginning of the nine months ended December 31, 1996, after giving effect to certain adjustments including interest expense on the debt incurred to fund the acquisition and the related income tax effects. The pro forma results are based on the Company's consolidated statement of earnings for the nine months ended December 31, 1996 and the Sales and Services Business combined statement of operations for the nine months ended September 30, 1996. Results of the Sales and Services

Business for the nine months ended December 31, 1995 were not readily available and therefore pro forma results were not presented for the nine months ended December 31, 1995. The pro forma results do not purport to be indicative of what would have occurred had the acquisition of the Sales and Services Business been made as of April 1, 1996 or of results which may occur in the future.

                                                        For the nine months ended
                                                            December 31, 1996
                                                       (in millions except per ADS data)
                    Total revenue                                 $2,559
                                                                  ------
                    Net earnings                                      31
                                                                  ------
                    Net earnings per ADS                           $0.54
                                                                  ======

NOTE 4.  RESTRUCTURING CHARGE

     During the third quarter of fiscal 1997, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Sales and Services Business and the related transition to the Company's Market Based Approach in North America. The restructuring charge includes severance and other employee termination benefits, lease settlement costs associated with the consolidation of duplicate facilities and the write-off of certain fixed assets.


NOTE 5:  REFINANCING OF BANK DEBT

     In December 1996, the Company signed a $1.275 billion credit agreement (the "Credit Agreement") with a syndicate of international banks and NationsBank N.A. as agent. The Credit Agreement which has a term of six years, contains certain financial ratios and covenants similar to the Company's previous $400 million credit facility ("Credit Facility Loan"). The proceeds of the Credit Agreement were used to purchase the Sales and Services Business of Kodak, to refinance the Company's outstanding debt under the Credit Facility Loan, and for working capital and general corporate purposes. As a result of repaying the Credit Facility Loan, the Company recorded an extraordinary charge, net of the income tax benefit, of approximately $0.6 million ($0.01 per American Depositary Share ("ADS")) for the early extinguishment of debt. The extraordinary loss consisted of the write-off of unamortized deferred finance costs. (See Liquidity and Capital Resources).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         Danka Business Systems PLC and its Subsidiaries (the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related office equipment. The Company primarily markets these products and related service, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimiles, and related parts and supplies on a wholesale basis to dealers. In addition, the Company markets private label photocopiers and facsimiles and related supplies on a direct and wholesale basis under the Company's Infotec trademark, and facsimile equipment under its dex and Omnifax trademarks.

         The Company is the exclusive supplier of Kodak photocopiers in every country where the Company operates and is one of the largest independent suppliers of Canon, Konica, Minolta, Sharp, and Toshiba photocopiers and facsimile equipment. The Company is also currently one of the largest independent suppliers of Ricoh products in Europe.

         Effective December 31, 1996, the Company acquired the Sales and Services Business of Kodak (the "Acquisition"). The Company paid in cash a net of $688.0 million for the Acquisition, subject to certain post-closing adjustments. The purchase price was funded exclusively by the Company's Credit Agreement, which will result in an increase in the Company's interest expense going forward. As of December 31, 1995, the net assets of Kodak's historical Sales and Services Business were approximately $800.0 million, and for such year, generated revenue of $1.8 billion and net earnings before income taxes of $25.0 million. For the nine months ended September 30, 1996, the historical Sales and Services Business generated revenue of $1.3 billion and net earnings before income taxes of $72.0 million.

         The Sales and Services Business is engaged worldwide in the direct sale and marketing of Kodak manufactured and branded black and white and accent color high-volume photocopiers, duplicators and printers, as well as Kodak branded mid-volume black and white and color photocopiers manufactured by Canon, Inc., and in some cases, remanufactured by Kodak. The Sales and Services Business also provides on-site repair and technical and field engineering support for equipment sold, leased and rented to others by the Sales and Services Business and by other photocopier distributors. In addition, the Sales and Services Business provides customers with facilities management services, including the management of central reprographics departments, the placement and maintenance of convenience copiers, the operation of mail centers, the processing of statements, print-on-demand operations and document archiving and retrieval services. The facilities management business of the Acquisition significantly increased the scope of the Company's facilities management business.

         In connection with the Acquisition, Kodak and certain affiliates of the Company entered into a number of agreements effective December 31, 1996 relating to the purchase, sale and service of electrophotographic equipment and related software, supplies, accessories and spare parts manufactured or remanufactured by Kodak (the "Supply Agreements"). Pursuant to the Supply Agreements, the Company will purchase from Kodak its requirements for certain Kodak manufactured or remanufactured electrophotographic equipment and accessories, spare parts, supplies and toner. Subject to certain limitations, the Company has the worldwide exclusive right to distribute Kodak's currently existing line of electrophotographic equipment for office imaging and reprographics manufactured or remanufactured by Kodak and the related software, supplies, accessories and spare parts and a right of first refusal to exclusively distribute worldwide certain future electrophotographic products manufactured by Kodak for office imaging and reprographics. The Company has also agreed to contribute a total of $190.0 million (plus an additional $30.0 million if certain research milestones are met) to Kodak's ongoing research and development for new electrophotographic products over a six year period.
The Company and Kodak will each appoint three representatives to serve as members of an advisory committee which will meet on a regular basis to discuss overall research and development progress.

         In connection with the Acquisition, the Company acquired in excess of 300 new locations, added approximately 10,400 new employees and commenced business in 19 new countries. Currently, 60% of the Sales and Services Business is conducted in North America and 34% in Europe. Approximately 90% of the Sales and Services Business is operated in countries in which the Company was already conducting its business. The Company's goal is to increase the net margins of the Sales and Services Business through certain cost efficiencies and synergies it expects to achieve by operating the businesses. A number of factors will be important in the Company's goal of successfully integrating the acquired business into the Company. There can be no assurances that the ultimate impact of the Acquisition on the Company and its future business and operating results will be realized.

         For additional information regarding the Acquisition, see the Company's Definitive Proxy Statement filed on November 6, 1996, and the Company's Form 8-K's since this date, all of which were filed with the Securities & Exchange Commission. Also see the SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS contained herein, regarding forward looking statements made by the Company in connection with the Acquisition.

         To further the Company's goal of providing better support for its sales and service force as well as its customers, the Company began moving away from its traditional branch management concept to a more centralized, market oriented support concept of administration (the "Market Based
Approach") during the first quarter of fiscal 1997.  The Market Based
Approach is ultimately expected to provide for a higher quality of customer support, increased productivity and reduced administrative costs.
The Company's goal is for the transition to be fully implemented, excluding the Sales and Services Business, by the first half of fiscal
1998. Once complete, the Company's North American operations will consist of approximately 22 regions with numerous markets within each region. As a result of the transition to the Market Based Approach, the Company experienced a short-term duplication of certain administrative and management functions, which resulted in an increase in the selling, general and administrative expenses during the first half of fiscal 1997. In connection with the Market Based Approach, the Company is also in the process of rolling out a new computer system for the North American operations which is expected to be complete by the third quarter of fiscal 1998. The completion of these two initiatives are intended to help facilitate additional future efficiencies in the Company's North American operations.

         Over the last three years, the Company has completed over 100 acquisitions. The acquisition of the Sales and Services Business is the largest acquisition by the Company to date.

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's Consolidated Statements of Earnings:

                                        Three Months Ended December 31,             Nine Months Ended December 31,
                                        --------------------------------            ------------------------------
                                               1996             1995                      1996           1995
                                               ----             ----                      ----           ----
Revenue:
  Retail equipment sales  . . . . . . . .      36.1%             37.2%                   36.8%         38.6%
  Retail service, supplies and rental . .      49.2              48.5                    49.2          48.7
  Wholesale . . . . . . . . . . . . . . .      14.7              14.3                    14.0          12.7
                                               ----              ----                    ----          ----
       Total revenue  . . . . . . . . . .     100.0             100.0                   100.0         100.0
Cost of revenue . . . . . . . . . . . . .      60.8              60.2                    60.4          59.4
                                               ----              ----                    ----          ----
Gross profit  . . . . . . . . . . . . . .      39.2              39.8                    39.6          40.3
Selling, general and administrative . . .      30.4              30.2                    31.2          30.6
Amortization of intangible assets . . . .       1.2               1.2                     1.1           1.1
Restructuring charge  . . . . . . . . . .       7.9               2.5                     2.8           1.0
                                               ----               ---                     ---           ---
       Earnings (loss) from operations         (0.3)              5.9                     4.5           7.6
Interest expense and other, net . . . . .       1.6               2.1                     1.5           1.7
                                               ----               ---                     ---           ---
       Earnings (loss) before income taxes     (1.9)              3.8                     3.0           5.9
Provision for income taxes  . . . . . . .      (0.7)              1.4                     1.2           2.3
                                               ----               ---                     ---           ---
      Earnings (loss) before extraordinary
         item . . . . . . . . . . . . . .      (1.2)              --                      1.8           --
Extraordinary item - loss on early
    extinguishment of debt, net of tax
    benefit                                     0.1               --                      --            --
                                               ----              ----                    ----          ----
      Net earnings (loss) . . . . . . . .      (1.3)%             2.4%                    1.8%          3.6%
                                               ====              ====                    ====          ====


         The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:

                                         Three Months Ended December 31,          Nine Months Ended December 31,
                                         -------------------------------          ------------------------------
                                                   1996      1995                      1996           1995
                                                   ----      ----                      ----           ----
Retail equipment sales  . . . . . . . . .         37.6%       39.1%                     38.1%          39.1%
Retail service, supplies and rentals  . .         46.7        46.7                      46.8           47.1
Wholesale . . . . . . . . . . . . . . . .         17.8        18.1                      17.7           17.5


QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995:

         Revenue

         Revenue increased 32% to $441.1 million for the three months ended December 31, 1996 ("third quarter of fiscal 1997") compared to $333.8 million for the three months ended December 31, 1995 ("third quarter of fiscal 1996"). The increase resulted from contributions from acquisitions as well as core growth. As a percentage of revenue, retail equipment sales declined as retail service, supplies and rentals increased. This shift in revenue mix primarily resulted from lower retail equipment sales in the month of December.

         Gross Profit

         Gross profit increased 30% to $172.8 million for the third quarter of fiscal 1997 from $132.8 million in the third quarter of fiscal 1996. The gross profit margin as a percentage of total revenue decreased to 39.2% for the third quarter of fiscal 1997 from 39.8% for the third quarter of fiscal 1996. This decrease was primarily due to lower gross profit margins in retail equipment sales, which decreased to 37.6% for the third quarter of fiscal 1997 from 39.1% for the third quarter of fiscal 1996. The decrease in the retail equipment margin resulted primarily from the discounting of segment 5 and 6 machines in North America. The gross profit margin as a percentage of retail service, supplies and rentals remained stable at 46.7%. The gross profit margin as a percentage of wholesale sales remained relatively constant.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 33% to $134.2 million for the third quarter of fiscal 1997. The increase primarily related to acquisitions made after December 31, 1995. As a percentage of revenue, selling, general and administrative expenses remained relatively constant.

         Amortization of Intangible Assets

         Amortization of intangible assets increased to $5.2 million for the third quarter of fiscal 1997 from $3.9 million for the third quarter of fiscal 1996. The increase related to acquisitions made after December 31, 1995 for which additional intangible assets are being amortized.

         Restructuring Charges

         The Company recorded a $35.0 million pre-tax restructuring charge during the third quarter of fiscal 1997, principally related to the integration of the Sales and Services Business with the Company's existing operations and for costs associated with the related transition to the Market Based Approach. The restructuring charge consisted of severance and other employee termination benefits, settlement costs associated with the consolidation of duplicate facilities, and the write-off of certain fixed assets.

         Earnings from Operations

         The company incurred an operating loss of $1.6 million for the third quarter of fiscal 1997 as compared with earnings from operations of $19.6 million for the third quarter of fiscal 1996. The loss was primarily related to the restructuring charge as well as to lower combined gross profit margins.

         Interest Expense and Other, Net

         Interest expense remained relatively constant at $7.0 million for the third quarter of fiscal 1997 compared to $6.9 million for the third quarter of fiscal 1996.

         Income Taxes

         The Company recorded a tax benefit of $3.2 million for the third quarter of fiscal 1997 compared to income taxes of $4.8 million for the third quarter of fiscal 1996. The tax benefit was due to the loss before income taxes which resulted from the restructuring charge. The combined effective income tax benefit rate for the third quarter of fiscal 1997 was 37.6% as compared with an effective income tax rate of 37.4% for the third quarter of fiscal 1996.

         Extraordinary Item

         The Company recorded an extraordinary loss of approximately $0.6 million in the third quarter of fiscal 1997 related to the early extinguishment of debt, net of the income tax benefit of $0.3 million. The extraordinary loss consisted of the write-off of unamortized deferred finance costs which were associated with the refinancing of debt.

         Net Earnings

         The Company reported a net loss of $5.9 million in the third quarter of fiscal 1997 due to the restructuring charge and the extraordinary item.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995:

         Revenue

         Revenue increased 48% to $1,263.6 million for the nine months ended December 31, 1996 compared to $856.7 million for the nine months ended December 31, 1995. The increase resulted from contributions from acquisitions as well as core growth. Wholesale revenue as a percentage of total revenue increased primarily due to the acquisition of Infotec in November 1995, which wholesales the Infotec brand products to authorized independent dealers throughout Europe.

         Gross Profit

         Gross profit increased 45% to $500.0 million for the nine months ended December 31, 1996. The gross profit margin as a percentage of total revenue decreased to 39.6% for the nine months ended December 31, 1996 from 40.3% for the nine months ended December 31, 1995. This decrease was primarily due to the change in the mix of the Company's revenue and to lower margins on retail equipment revenue. As a result of the Company's acquisition of Infotec in November 1995, an increased percentage of the Company's total revenue is being derived from wholesale revenue which has substantially lower gross profit than retail revenue. The gross profit margin as a percentage of retail equipment sales decreased to 38.1% for the nine months ended December 31, 1996 compared to 39.1% for the nine months ended December 31, 1995. The decrease in the retail equipment gross profit margin resulted primarily from the discounting of segment 5 and 6 machines in North America during the third quarter of fiscal 1997 as well as to the inclusion of the Company's Australian operations which have a lower retail equipment margin. As a percent of revenue, the gross profit margin on retail service, supplies and rentals as well as wholesale revenue remained relatively constant.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 50% to $393.8 million for the nine months ended December 31, 1996 from $262.5 million for the nine months ended December 31, 1995. The increase primarily related to higher levels of acquisitions which were made after December 31, 1995. As a percentage of total revenue, selling, general and administrative expenses increased to 31.2% for the nine months ended December 31, 1996 from 30.6% for the nine months ended December 31, 1995. The increase related to the Company's aggressive hiring and training of new sales representatives and support personnel during the first and second quarters of fiscal 1997 as well as to costs incurred to regionally centralize certain management and administrative functions in the transition to the Market Based Approach.

         Amortization of Intangible Assets

         Amortization of intangible assets increased to $14.5 million for the nine months ended December 31, 1996 from $9.1 million for the nine months ended December 31, 1995. The increase related to acquisitions made after December 31, 1995 for which additional intangible assets are being amortized.

         Restructuring Charges

         The Company recorded a $35.0 million pre-tax restructuring charge during the third quarter of fiscal 1997, principally related to the integration of the Sales and Services Business with the Company's existing operations and for costs associated with the related transition to the Market Based Approach in North America. The restructuring charge consisted of severance and other employee termination benefits, settlement costs associated with the consolidation of duplicate facilities, and the write-off of certain fixed assets.

         Earnings from Operations

         Earnings from operations decreased 13% to $56.6 million for the nine months ended December 31, 1996 from $64.8 million for the nine months ended December 31, 1995. As a percentage of total revenue, earnings from operations decreased to 4.5% for the nine months ended December 31, 1996 from 7.6% for the nine months ended December 31, 1995 primarily due to the restructuring charge and to lower combined gross profit margins.

         Interest expense and other, net

         Interest expense increased to $18.8 million for the nine months ended December 31, 1996 from $14.5 million for the nine months ended December 31, 1995. Interest expense has increased due to higher levels of borrowings during the nine months ended December 31, 1996.

         Income Taxes

         Income taxes decreased to $14.4 million for the nine months ended December 31, 1996 from $19.1 million for the nine months ended December 31, 1995 due to lower levels of earnings before taxes resulting from the restructuring charge. The combined effective income tax rate for the nine months ended December 31, 1996 was 38.1% as compared with an income tax rate of 37.9% for the nine months ended December 31, 1995.

         Extraordinary Item

         The Company recorded an extraordinary loss of approximately $0.6 million in the third quarter of fiscal 1997 related to the early extinguishment of debt, net of the income tax benefit of $0.3 million. The extraordinary loss consisted of the write-off of unamortized deferred finance costs which were associated with the refinancing of debt.


         Net Earnings

         Net earnings decreased to $22.8 million for the nine months ended December 31, 1996 from $31.3 million for the nine months ended December 31, 1995, and net earnings as a percentage of total revenue decreased to 1.8% for the nine months ended December 31, 1996 due to the restructuring charge and the extraordinary item.



TAXATION


         As part of the Company's acquisitions of businesses, the Company from time to time enters into noncompete and protection of trade secrets agreements with certain key management personnel of the business acquired.
The amounts paid pursuant to these agreements is deductible for financial reporting purposes over the term of the agreements, normally three to seven years. In the case of an acquisition of a U.S. business, for U.S. federal and state income tax purposes agreements entered into prior to the enactment of the Omnibus Budget Reconciliation Act of 1993 (the "Act") are amortized over the term of the agreement. Agreements entered into subsequent to the enactment of the Act are generally amortized over fifteen years. Further, goodwill, trademarks and other intangible assets purchased in asset acquisitions are deductible over fifteen years for U.S. federal and state income tax purposes. Prior to the enactment of the Act, goodwill on asset acquisitions was not deductible and amounts paid for other intangible assets were deductible only to the extent that such assets had identifiable useful lives. In the case of an acquisition of businesses in countries other than the United States, the rules effecting tax amortization of intangibles such as goodwill, trademarks, supply contracts, etc., purchased in asset acquisitions vary from country to country, although in many cases, the rules tend to allow a deduction over periods ranging between three and ten years except in the United Kingdom where they are generally non-deductible.

         A significant portion of the Company's retail operation's photocopier and facsimile machine sales are effected through the use of leases. These transactions are recorded as sales for financial reporting purposes. However, in the case of leases within the U.S., for federal income tax purposes these leases are generally accounted for as operating leases and the profit is recognized over the life of the lease.

EXCHANGE RATES

         Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. Additionally, the Company declares its dividends in pounds sterling. Fluctuations in exchange rates will affect dividend income measured in U.S. dollars because the Depositary is required to convert pounds sterling into U.S. dollars at the prevailing exchange rates at the time of making any dividend payments or other distributions. The Company operates in 31 countries worldwide in which it has significant operations in each of the United States, Canada, Australia and countries throughout Europe and South America. The Company is subject to currency fluctuations throughout the world and fluctuations in exchange rates between the U.S. dollar and each of the pound sterling, Canadian dollar, Australian dollar, European currencies and South American currencies, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The Company has significantly increased its international business over the last few years and most recently, with the acquisition of the Sales and Services Business, the Company added 19 new countries. The results of operations, financial condition and competitive position of the Company's business may be affected by the relative strength of its currencies in countries where its products are currently sold. The Company's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

         The Company purchases a significant amount of its automated office equipment, related parts and supplies from Japanese manufacturers. The purchase price for most of these products is denominated in local currencies and therefore, short term fluctuations in the local currencies relative to the Japanese yen do not impact the Company's purchase price. However, if the yen were to strengthen significantly against the U.S. dollar, this would impact the yen amounts received by the Company's Japanese manufacturers as they converted the U.S. dollars received form the Company and other dealers into yen. As a result, these Japanese manufacturers could raise prices. The Company has historically been successful in passing price increases on to its customers. However, there can be no assurances that it can continue to do so in the future. Also, since most of the Company's service contracts are for one year periods, pricing for parts and supplies could not be adjusted until the contract was renewed.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flow provided by operating activities was $8.4 million and $13.7 million for the nine months ended December 31, 1996 and 1995, respectively. The Company experiences increases in certain balance sheet accounts which result primarily from acquisitions as well as from normal working capital needs. Cash flow used in investing activities was $850.0 million and $262.1 million for the nine months ended December 31, 1996 and 1995, respectively. The increase was due to the purchase of the Sales and Services Business. Net cash provided by financing activities was $886.4 million and $185.5 million for the nine months ended December 31, 1996 and 1995, respectively. The increase was primarily due to higher levels of borrowings for the purchase of the Sales and Services Business made available through the new $1.275 billion credit agreement discussed below.

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

         In December 1996 the Company signed a $1.275 billion credit agreement (the "Credit Agreement") with a syndicate of international banks and NationsBank N.A. ("NationsBank") as agent. The Credit Agreement which has a term of six years, contains certain financial ratio requirements and covenants similar to the Company's previous $400 million credit facility ("Credit Facility Loan"). The proceeds from the Credit Agreement, were utilized to purchase the Sales and Services Business of Kodak, to repay all the remaining bank indebtedness under the Credit Facility Loan, as well as for ongoing working capital and general corporate purposes. The
Credit Agreement provides the Company with a revolving component in aggregate amount of up to $725.0 million, and a term loan/letter of credit component of $550.0 million. The Credit Agreement is secured by (i) a pledge of the capital stock of the Company's holding company in those countries that the Company and NationsBank deemed material, (ii) guarantees, as permitted under local law, of the Company's operating companies in the material countries, and
(iii) a covenant by the Company that it will not pledge its assets except as specifically permitted under the terms of the Credit Agreement. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios all of which the Company believes it is in material compliance at this time. The adjustable interest rate on the Credit Agreement is, at the option of the Company, either:
(i) the London InterBank Offered Rate plus a tiered margin based on leverage for the periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the NationsBank prime rate or the Federal Funds Rate plus 0.5%. Interest expense is expected to significantly rise in the near future due to the use of proceeds from the Credit Agreement to acquire the Sales and Services Business. As of December 31, 1996 the Credit Agreement had an outstanding balance of approximately $1,026.7 million and was incurring interest at a weighted average rate of 6.0% per annum. Therefore, subject to availability under the covenants, $248.3 million was available for future borrowings. The Company recorded an extraordinary charge during the third quarter of fiscal 1997 related to the early extinguishment of its outstanding debt obligations under the Credit Facility Loan. The extraordinary charge of approximately $0.6 million, net of the income tax benefit, consisted of the write-off of unamortized deferred finance costs.

         The Company has a number of other loans and credit facility arrangements with banks, financial institutions and certain individuals, which had an aggregate balance of $25.4 million at December 31, 1996.
This balance is primarily comprised of various cash management lines of credit (the "Lines") in each of the countries in which the Company operates. The Lines provide for daily liquidity of local operations in
each such country.  These loans vary widely in terms and conditions.   The
Company is in material compliance with all the terms under these loans.

         The Company's cash flow from operations together with the borrowing capacity under the Credit Agreement are expected to be adequate to finance its operating cash requirements and capital expenditures for the short-term future. It is further anticipated that future acquisitions and growth in the long-term future will be funded primarily with cash flow from operations, borrowings available under the Credit Agreement, other credit sources and, where desirable, funding from the sale of additional debt or equity securities.


SEASONALITY

         The Company experiences some seasonality in its business. The Company's revenue and net earnings during the fourth quarter are generally higher than other quarters of its fiscal year. The Company believes that this is due to year-end sales contests and a focus on the finalization of transactions before year end. The Sales and Services Business, however, typically has lower revenue during the Company's fourth quarter. There can be no assurance that fourth quarter results will continue to be higher in future years. The Company's European and Canadian operations have historically experienced lower revenues and net earnings for the three month period ended September 30 due to increased vacation time by Europeans and Canadians during July and August. This has resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other automated office equipment during such period.

              SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS


Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning reasons for and the effect of the Acquisition on the Company, integration of the Sales and Services Business into the Company, future intentions and prospects arising from the Acquisition, and other statements contained herein regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Such factors may include, among others, the following: (i) the Company's ability to manage and operate the Sales and Services Business, (ii) the demands that the Acquisition and integration of the Sales and Services Business will place, and the effect that such demands will have, on the Company's resources, infrastructure and current operations, (iii) the Company's ability to successfully operate in new international markets, (iv) the ability of the Company to retain current management and other employees of the Sales and Services Business accustomed to different corporate culture, compensation arrangements and benefits, (v) the Company's ability to successfully manage the increased debt resulting from the Acquisition, (vi) the Company's ability to achieve the minimum equipment purchase commitments under the Supply
Agreements, (vii) the Company's ability to obtain an alternative and acceptable source of high-volume equipment and related parts and supplies in the event the Supply Agreements are not renegotiated or Kodak equipment is not competitive in the marketplace, (viii) increased competition, (ix) fluctuations in foreign currency, (x) domestic and foreign political developments and governmental regulations and policies, (xi) technological developments, (xii) general economic and business conditions, (xiii) future performance of the Sales and Services Business and the Company's current business, (xiv) the ability of the Company to successfully implement its growth and business strategy, (xv) the ability of the Company to continue to receive acceptable financing as required in the future, and (xvi) there can be no assurances that the implementation of the Company's Market Based Approach and new computer system will result in additional efficiencies. The Company disclaims any duty to update in the future any of the forward looking statements contained in this Form 10-Q.

PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS.

    Not applicable.


ITEM 2.     CHANGES IN SECURITIES.

    Not applicable.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    An Extraordinary General Meeting of shareholders of Danka Business Systems PLC was held on December 11, 1996. At the special meeting, the following action was taken by the shareholders:

    Approval of the acquisition of i) the sales, marketing, distribution and equipment service operations of Eastman Kodak's Office Imaging and Customer Equipment Services businesses and ii) the facilities management services business of Eastman Kodak Company known as "Kodak Imaging Service". The voting on the resolution was as follows:

      FOR                   191,722,039
      AGAINST                 1,024,259
      ABSTAINED                   - 0 -


ITEM 5.     OTHER INFORMATION.

    Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)      Exhibits.

             EXHIBIT
             NUMBER            EXHIBIT
             -------           -------
             2.1*              Asset Purchase  Agreement between  Eastman Kodak  Company  and Danka  Business
                               Systems PLC dated  as of September 6,  1996, including Exhibit 5.19  (a) which is the form  of Amended and Restated  Supply Agreement by and  between Eastman
                               Kodak  Company and  _______________________ dated  as of ____________________,
                               1996. (Exhibit 2.1 to the Company's Form 8-K dated November 14, 1996.)

             2.2*              Amendment No. 1 to  Asset Purchase Agreement between Eastman Kodak Company and
                               Danka Business Systems PLC  dated December 20, 1996  (Excluding  schedules and
                               similar attachments).   (Exhibit 2.2 to the  Company's Form 8-K dated  January
                               15, 1997).

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

             4.8*              Credit Agreement dated  December 5, 1996, by and  among Danka Business Systems
                               PLC, Dankalux Sarl  & Co. SCA,  Danka Holding  Company, the several  financial institutions  from  time to  time  a party  and  NationsBank,  N.A., as  agent
                               (Exhibit 4 to the Company's Form 8-K December 16, 1996).

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

On December 16, 1996, the Company filed a report on Form 8-K announcing the Company's New Credit Facility dated December 5, 1996 with NationsBank, N.A. as agent and the approval by the Company's shareholders of the acquisition of the Sales and Services Business.

On January 3, 1997, the Company filed a report on Form 8-K announcing the Company's closing of the acquisition of the Sales and Services Business and the Consent of Price Waterhouse LLP dated December 23, 1996.

On January 15, 1997, the Company filed a report on Form 8-K reporting the acquisition of the Sales and Services Business.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DANKA BUSINESS SYSTEMS PLC
                                         (Registrant)



Date:    February 12, 1997         /s/ DAVID C. SNELL, Finance Director
                                   ------------------------------------
                                   David C. Snell, Finance Director
                                   (The Chief Operating Officer, and the
                                   Principal Accounting Officer and Duly
                                   Authorized Officer)