Form 10-K
period 1997-03-31
DANKA BUSINESS SYSTEMS PLC
filed 1997-06-27
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                          Commission file number:
         MARCH 31, 1997                                     0-20828

                           DANKA BUSINESS SYSTEMS PLC
             (Exact name of registrant as specified in its charter)

         ENGLAND                                               98-0052869
(State of other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification no.)


         11201 DANKA CIRCLE NORTH
          ST. PETERSBURG, FLORIDA                                 33716
(Address of principal executive offices)                        (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 576-6003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of March 31, 1997, the Registrant had 226,827,049 Ordinary Shares outstanding, including 171,566,107 represented by American Depositary Shares ("ADS"). Each ADS represents four Ordinary Shares. The ADSs are evidenced by American Depositary Receipts. The aggregate market value of voting shares held by non-affiliates of the Registrant as of March 31, 1997 was $1,718,205,396 based on the average bid and asked prices of ADSs as quoted on the NASDAQ National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 1997, are incorporated by reference in Part I and Part II of this Form 10-K.

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 25, 1997, which has been filed with the Securities and Exchange Commission.

                           DANKA BUSINESS SYSTEMS PLC

                           ANNUAL REPORT ON FORM 10-K

                                 MARCH 31, 1997


                               TABLE OF CONTENTS


                                                                                     PAGE
                                        PART I

Item 1.  Business                                                                      3
Item 2.  Properties                                                                   11
Item 3.  Legal Proceedings                                                            11
Item 4.  Submission of Matters to a Vote of Security Holders                          11


                                       PART II

Item 5.  Market Price for the Registrant's Common Equity and Related Shareholder
         Matters                                                                     12
Item 6.  Selected Financial Data                                                     12
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       12
Item 8.  Financial Statements and Supplementary Data                                 13
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                    13


                                      PART III

Item 10. Directors and Executive Officers of the Registrant                           14
Item 11. Executive Compensation                                                       14
Item 12. Security Ownership of Certain Beneficial Owners and Management               14
Item 13. Certain Relationships and Related Transactions                               14


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K              15


                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Danka Business Systems PLC and its subsidiaries (the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related automated office equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimiles, and related parts and supplies on a wholesale basis to dealers. The Company principally distributes the products of Canon, Kodak, Konica, Minolta, Ricoh, Sharp and Toshiba. The Company became the exclusive distributor of Kodak branded photocopiers and printers in December 1996 after completing the acquisition of Eastman Kodak Company's Office Imaging division and facilities management business. See -- "Acquisition of Eastman Kodak's Office Imaging Division".

         The Company provides a wide range of customer-related support services, maintenance and supply contracts, training and technical support, and leasing arrangements. The Company's focus on customer service and the contractual nature of its service business, combined with its service contract renewals, provide a significant source of recurring revenue. In addition, the Company provides outsourcing services including traditional facilities management and strategic consulting services, advising customers on the management of document systems and how to add efficiencies. The acquisition of Eastman Kodak's facilities management business in December 1996 significantly increased the scope of the Company's outsourcing operations. See -- "Acquisition of Eastman Kodak's Office Imaging Division".

         The Company's principal business strategy is to increase its presence as one of the leading independent suppliers of automated office equipment and related services, parts and supplies in existing and new strategic geographic markets worldwide. The Company's internal expansion has resulted from increased product offerings, aggressive marketing to new customers and an emphasis on providing service and supplies. The Company has expanded externally as a result of the acquisition of selected suppliers of automated office equipment, and throughout its history, has completed over 140 acquisitions in the industry. See -- "Acquisition Strategy". The Company seeks to improve the profitability of the businesses it acquires by integrating them into the Company's sales and service network and standardizing their operations with the Company's. The Company's operating philosophy is to support its sales and service network through training in technical, marketing and administrative support procedures, advertising and promotion campaigns, and volume purchasing and uniform operating procedures.

         Danka Business Systems PLC is a corporation organized under the laws of England and Wales. The Company's principal operating subsidiaries are located in North America, Europe, Australasia and Latin America. The registered and principal executive office of the Company is located at 33 Cavendish Square, London W1M 0DE England, and its telephone number is 011-44171-399-3000. The Company's North American headquarters are located at 11201 Danka Circle North, St. Petersburg, Florida 33716, and its telephone number is 813-576-6003.

ACQUISITION STRATEGY

         The Company expands its business through internal growth by increasing its penetration in existing markets, and by entering new geographic areas primarily through the acquisition of existing businesses. The Company's acquisition strategy is focused on acquiring businesses in current territories to increase penetration in those markets and on acquiring businesses in new territories. The Company seeks to acquire companies that generally have (i) an established customer base, (ii) a product line that compliments or is comparable with the Company's current and anticipated products and services;
(iii) necessary manufacturer authorizations, and (iv) the potential to benefit from the Company's centralized purchasing power as well as from other potential synergies including increasing productivity and streamlining operations.

         Acquired companies are integrated into the Company through the implementation of the Company's operating procedures, which (i) establishes financial controls, common information systems and reporting requirements, (ii) introduces the Company's service, marketing and sales programs and compensation plans, (iii) evaluates, transfers and retrains personnel as necessary, and (iv) in many cases, expands the acquiree's product mix to incorporate new products and services which are sold by the Company. This integration generally results in a replication of the Company's service, sales, marketing and other business programs in the short-term. In most business acquisitions, the acquired businesses' owners and management are contractually bound by executive non-compete and trade secret protection agreements.

         As a result of the Company's acquisitions, it has grown to a network in excess of 700 locations in over 30 countries. Technological developments increasing the complexity of new products, combined with the higher costs of product support, has driven the consolidation within the North American and European markets. This trend has caused smaller independent distributors to consider selling their dealerships to larger marketing and service organizations such as the Company. Through such acquisitions, the Company entered the United Kingdom in 1993, the Canadian market in 1994, Continental Europe in 1995 and Australasia in 1996. The acquisition of certain assets of Eastman Kodak's Office Imaging division in December 1996, which added over $1.5 billion in annualized revenue and 19 new countries of operations, is the largest by the Company to date.

         The Company believes that select acquisition opportunities continue to exist in the fragmented automated office equipment industry in certain geographic areas. The Company's acquisition activity will be limited over the next twelve to eighteen months as the Company concentrates on integrating the acquired operations of Eastman Kodak's Office Imaging and facilities management businesses. The Company's goal is to generate cost savings and margin improvements with respect to the combined organization through increasing sales and service productivity, streamlining operations and capitalizing on the new purchasing power.

         The Company's continued success in future acquisitions will be dependent on a variety of factors, including the timing and size of an acquisition; the success or failure to integrate any significant acquisition and minimize integration costs related thereto; the Company's ability to successfully grow its infrastructure to sustain, manage, operate and continue significant expansion; and the Company's ability to maintain, manage and operate its core business. Although the Company is currently engaged in preliminary discussions and consideration of various possible acquisition candidates, it does not have any agreement, arrangement or understanding with respect to any acquisition candidate that are, individually or in the aggregate, material to the Company.

ACQUISITION OF EASTMAN KODAK'S OFFICE IMAGING DIVISION

         Effective December 31, 1996, the Company acquired from Eastman Kodak Company ("Kodak") (i) the net assets relating to the sales, marketing, distribution and services business of Kodak's Office Imaging and Customer Equipment Services business units and (ii) all of the issued and outstanding stock of certain subsidiaries of Kodak which constitute the facilities management services business known as Kodak Imaging Services (collectively, the "Kodak Sales and Services Business"). The Company paid net cash of $688.0 million for the Kodak Sales and Services Business, subject to post-closing adjustments. The purchase price was funded exclusively by a new six-year multicurrency $1.275 billion credit agreement. As of December 31, 1995, the net assets of the Kodak Sales and Services Business were approximately $800.0 million, and for such year, generated revenue of $1.8 billion and net earnings before income taxes of $25.0 million. For the nine months ended September 30, 1996, the Kodak Sales and Services Business generated revenue of $1.3 billion and net earnings before income taxes of $72.0 million. Based on the December 31, 1996 audited balance sheet provided by Kodak, the Company will receive a refund under the price adjustment provision of the asset purchase agreement totaling approximately $86.0 million.

         The Kodak Sales and Services Business is engaged worldwide in the direct sale and marketing of Kodak manufactured and branded black and white and accent color high-volume photocopiers, duplicators and printers, as well as Kodak branded mid-volume black and white and color photocopiers manufactured by Canon, Inc., and in some cases, remanufactured by Kodak. The Kodak Sales and Services Business also provides on-site repair and technical and field engineering support for equipment sold, leased and rented to others by the Kodak Sales and Services Business and by other photocopier distributors. In addition, the Kodak Sales and Services Business provides customers with facilities management services, including the management of central reprographics departments, the placement and maintenance of convenience copiers, fleet management of customer equipment, the operation of mail centers, the processing of statements, print-on-demand operations and document archiving and retrieval services. The acquisition of the Kodak Sales and Services Business greatly enhances the Company's product line and significantly increases the scope of its outsourcing business.

         In connection with the acquisition of the Kodak Sales and Services Business, the Company and Kodak entered into a number of agreements effective December 31, 1996 relating to the purchase, sale and service of electrophotographic equipment and related software, supplies, accessories and spare parts manufactured or remanufactured by Kodak (the "Supply Agreements"). Pursuant to the Supply Agreements, the Company is required to purchase from Kodak various levels of Kodak manufactured or remanufactured electrophotographic equipment and accessories, spare parts, supplies and toner. The Company's pricing for purchases of Kodak branded products is based on the Company purchasing certain agreed upon levels. To the extent the Company exceeds or fails to purchase these amounts, the Company may either receive a refund or be required to make additional payments. Currently, the Company believes that it will meet its required purchasing levels. Subject to certain limitations, the Company has the worldwide exclusive right to distribute Kodak's currently existing line of electrophotographic equipment for office imaging and reprographics manufactured or remanufactured by Kodak, and the related software, supplies, accessories and spare parts and a right of first refusal to exclusively distribute worldwide certain future electrophotographic products manufactured by Kodak for office imaging and reprographics. The Company has also agreed to contribute a total of $175.0 million (plus an additional $30.0 million if certain research milestones are met) to Kodak's ongoing research and development for new electrophotographic products to be funded over the period April 1, 1997 through December 31, 2002. The Company and Kodak have appointed three representatives to serve as members of an advisory committee which meet on a regular basis to discuss overall research and development progress.

         Currently, 63% of the Kodak Sales and Services Business is conducted in North America and 34% is conducted in Europe. Approximately 90% of the Kodak Sales and Services Business is operated in countries in which the Company was already conducting its business prior to the acquisition. Kodak has agreed to fund the Company $30.0 million per year over three years, to promote the sale of Kodak branded products in Europe, Asia and Latin America. (Reference is made to Note 6 of the "Notes to the Consolidated Financial Statements" entitled "Foreign Operations" contained in the Company's Annual Report to Shareholders for the year ended March 31, 1997 which is incorporated by reference.) In accordance with the "Acquisition Strategy" discussed above, the Company's goal is to increase the net margins of the Kodak Sales and Services Business through certain cost efficiencies and synergies it expects to achieve by operating the businesses. A number of factors will be important in the Company's goal of successfully integrating the acquired business into the Company including increasing sales and service productivity, streamlining operations and capitalizing on the new purchasing power. There can be no assurances regarding the ultimate impact of the Kodak Sales and Services Business on the Company and its future business and operations.

PRODUCTS

         The Company's primary products are photocopiers, facsimile equipment, other automated office equipment, and related parts and supplies. The photocopier industry is informally divided into six segments. Segments one and two contain the least sophisticated photocopiers; segments three and four contain faster and more sophisticated mid-range photocopiers; and segments five and six contain the most sophisticated and fastest photocopiers in the industry. The principal manufacturers in segments one through four are Canon, Konica, Minolta, Ricoh, Sharp and Toshiba. The Company offers products from each of these manufacturers. Advances in technology and changing market demands have also led to the emergence of color, digital and multifunctional equipment as well as high speed printers, all of which the Company currently distributes. As a result of the acquisition of the Kodak Sales and Services Business, the Company is now the exclusive distributor of Kodak branded photocopiers and printers worldwide. The sales, marketing, distribution and services operations of the acquired Kodak Sales and Services Business is now known as Danka Office Imaging. The Company sells photocopiers in segments one through six through its retail operations. In addition, the Company principally sells segment one equipment through its wholesale operations. The Company will continue to expand its product offerings to encompass new equipment as it is made available by its vendors.

         The Company distributes a range of facsimile equipment, with a concentration in the more sophisticated plain paper and multifunctional models. The plain paper and multifunctional models use toner and other supplies and require maintenance similar to photocopiers. A majority of these facsimile machines are private label products of the Company.

TECHNOLOGY

         The Company believes that the black and white photocopier and facsimile equipment markets will continue to change with the increasing acceptance of digital technology. Digital photocopiers have the ability to communicate with other automated office equipment. This innovation is resulting in a blurring of the distinction between traditional photocopiers, facsimile equipment and printers, with the emergence of a range of multifunctional office equipment that prints, copies, scans and faxes all from one machine.

         Many of the Company's existing vendors have expended considerable resources in the research, development, and creation of digital products and have introduced several digital black and white and color photocopiers and printers. The Company has developed and acquired certain of the expertise necessary to support the transition to digital technology and provides training and support to its sales professionals and service technicians for new vendor digital product offerings. In acquiring the Kodak Sales and Services Business, the Company gained additional digital expertise and products including Kodak's LionHeart products that enable digital devices to be connected to a computer.

         Currently, color photocopiers represent a growing segment of the photocopier market and are an increasing component of the Company's retail copier sales. The Company continues to expand its color markets through its relationship with Ricoh and Canon. With a color server, color photocopiers can be converted into networkable color printers that will accept digital output from a computer as well as hard copy inputs which can be reproduced or scanned into the computer, thus increasing the functionality of the unit.

SERVICES

         In fiscal 1997, retail service, supplies and rentals represented 55% of the Company's total revenue. This revenue is primarily derived from its equipment, maintenance and supply contracts ("EMS Contracts") and other maintenance contracts. Generally, EMS Contracts are for a one-year term and are automatically renewable. Although the Company has various payment arrangements, most maintenance contracts are based upon a per copy charge. These arrangements provide the customer with scheduled payments that can be conveniently budgeted and provide the Company with a steady source of revenue. As a percentage of total revenue, retail service, supplies and rentals increased in fiscal 1997 due to the acquisition of the Kodak Sales and Services Business, where a significantly higher portion of the revenue generated from the Kodak Sales and Services Business was from retail service, supplies and rentals as compared to the Company's core operations.

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

         The Company's outsourcing operations are also included in retail service, supplies and rentals. The acquisition of the Kodak Sales and Services Business significantly increased the scope of the Company's outsourcing business. The Company's outsourcing business combined with the facilities management business acquired from Kodak is now known as Danka Imaging Services, and provides services including the management of central reprographics departments, placement of convenience copiers, fleet management of customer equipment, print-on-demand operations, and document archiving and retrieval services. Danka Imaging Services also provides strategic consulting services, advising customers on the management of their document systems and how to add efficiencies -- including the shift from a stand alone analog copier to a networked digital printer/copier system, the storage of data, and the flow of information throughout the business.

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

         The Company's retail operations target a broad range of customer groups which include small businesses to large multinational companies, professional firms, and governmental and educational institutions. Customers of the Company's wholesale operations consist generally of independent dealers who are not authorized dealers for major manufacturers. Additionally, the Company markets Infotec private label copiers and facsimiles as well as its dex private label facsimile equipment and related supplies on a wholesale basis to a network of authorized independent dealers. No customer represents more than one percent of the Company's total revenue, and the loss of any one customer would not materially affect the Company.

         As of March 31, 1997, there were approximately 4,400 Company employees devoted to sales which represents a substantial increase from March 31, 1996, primarily due the acquisition of the Kodak Sales and Services Business. Sales personnel turnover is common in the industry and the Company makes a considerable effort to retain qualified sales personnel. The Company's sales teams are highly specialized, with each office dedicated to marketing the products of one or two particular manufacturers. Individual team members will concentrate on particular product groups, focusing on lower segment machines during their first year and graduating to more complex equipment as their knowledge and experience increases. With its sales force, the Company emphasizes product knowledge, commitment and professionalism. Each sales person negotiates a method of payment - lease, outright sale or rental - to suit the individual customer. Their compensation is comprised of a base salary and a selling commission, based on achievement of unit placements and gross profit dollars. The Company has instituted a standard compensation plan for the sales personnel that joined the Company through the acquisition of the Kodak Sales and Services Business, which is more in line with that of the Company's existing sales force.

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

MARKET BASED APPROACH

         To further the Company's goal of providing better support for its sales and service force as well as its customers, the Company began moving away from its traditional branch management concept to a more centralized, market oriented, support concept of administration in North America during fiscal 1997 (the "Market Based Approach"). Under the Market Based Approach, most of the administrative and management functions which were performed at the branch level are centralized on a regional basis. Such functions include managerial support, service dispatch, billing and collections, supply sales and equipment setup and delivery. The Company's goal is for the transition to be fully implemented, excluding the Kodak Sales and Services Business, by the first half of fiscal 1998 and once complete, the Company's North American operations will consist of approximately 22 regions with numerous markets within each region. The Company believes that this Market Based Approach will provide for a higher quality of customer support, increased productivity and reduced administrative costs. The Company is also in the process of rolling out a new computer system for the North American operations which is expected to be complete by the third quarter of fiscal 1998. The completion of these two initiatives are intended to help facilitate additional future efficiencies in the Company's North American operations.

LEASING

         Leasing plays a significant role in the Company's sale of equipment. The Company believes that the ability of its sales force to offer customers the option to lease equipment leads to additional sales. In substantially all of its lease transactions, the Company initiates the lease, then one of a number of available third-party leasing companies approves the customer's credit and the Company immediately finances the lease in return for a single payment. The Company has significantly reduced the credit risks normally associated with leasing arrangements, while improving its cash flow and profit margins. The Company has also established relationships with certain leasing companies through which the Company participates in a portion of the leasing company's profits in exchange for the Company targeting certain leasing volumes.

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

         Through various acquisitions, the Company has acquired certain lease arrangements and installment receivables that have not been sold to third-party leasing companies. Over time, the Company will seek to convert these acquisition leasing programs to arrangements similar to those described above.

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

         Service technicians new to the Company are immediately trained and certified in accordance with the Company's methods, procedures, and standards. The Company's technical personnel are continuously updated and retrained as new technology is developed. The Company's service training centers are certified as manufacturers' authorized service facilities. The Company monitors service technicians' continued educational experience and fulfillment of requirements in order to evaluate the competence of its service technicians. All the Company's service technicians receive service bulletins, service technician tips and continued training seminars throughout their careers with the Company. Similar to the Company, the Kodak Sales and Services Business places great emphasis on training sales and service personnel and has a strong reputation for high customer satisfaction.

VENDORS

         The Company's business is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. During fiscal 1997, the Company's sales of Canon, Konica, Minolta, Ricoh, Sharp and Toshiba photocopiers and facsimile equipment represented approximately 73% of its total equipment revenue, excluding its dex and Omnifax private label facsimiles and the acquired Kodak Sales and Services Business. The Company's dex and Omnifax private labels are imported from various Japanese and Korean manufacturers. The majority of the Company's Kodak branded equipment sales were generated from the acquired Kodak Sales and Services Business. In addition, the Company relies on its photocopier and facsimile vendors for parts and supplies.

         The Company conducts its business in reliance upon its continuing ability to purchase equipment, supplies, and parts from its current manufacturers pursuant to authorized retail dealer and wholesale agreements ("Authorized Manufacturer Agreements"). The Company's retail operations' primary Authorized Manufacturer Agreements are with Canon, Konica, Minolta, Ricoh, Sharp and Toshiba. Such agreements are generally for one-year terms, cover only specific products, have specific territorial boundaries, and may be terminated with cause, and in some instances, without cause. Although Authorized Manufacturer Agreements are non-exclusive, they are generally limited to one or two authorized dealers within specific territorial boundaries. The Company also has exclusive Supply Agreements with Kodak, the terms of which vary from the Company's traditional Authorized Manufacturing Agreements. See -- "Acquisition of Eastman Kodak's Office Imaging Division" above. The Company's wholesale operations' primary Authorized Manufacturer Agreements are with Copystar, Konica, Minolta, Ricoh, Sharp and Toshiba, and contain terms which are substantially similar to those of the Company's retail operations. Private label facsimile products are provided under purchase agreements with various manufacturers, and the terms of these agreements are similar to the agreements with certain of the Company's photocopier vendors.

COMPETITION

         The Company's business is highly competitive with a number of competitors in most geographic markets. The Company's retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers, and wholesale clubs. Depending upon the customer, principal areas of competition may include: quality and speed of post-sales service support; availability of competitive products, parts and supplies; speed of delivery; product capability and performance; financing terms; and the availability of financing, leasing, or rental programs. The Company's wholesale operations are in direct competition with local, regional, and national distributors and manufacturers. Principal areas of competition for wholesale operations are availability of competitive products, price, speed of delivery, dealer support, centralized volume buying, product performance, and the availability of financing programs. The continued ability of the Company to offer competitive photocopiers in all segment areas is important in both retail and wholesale operations. See -- "Products". As a result of acquiring the Kodak Sales and Services Business, the Company substantially increased its presence in the high-volume photocopier market currently dominated by Xerox Corporation. In addition, the Kodak Sales and Services Business significantly increased the scope of the Company's outsourcing business. Competition in the outsourcing industry is based primarily on the technical solutions devised, the breadth of services offered and pricing. The Company also competes with other large competitors for acquisitions, particularly its principal competitor Ikon Office Solutions, Inc., and in some instances such competition can raise the price of an acquisition.

EMPLOYEES

         As of March 31, 1997, the Company employed approximately 21,800 persons, of which approximately 11,600 employees were devoted to service, and approximately 4,400 persons in the Company were devoted to sales. The remaining employees were devoted to training, management, and various administrative and support positions at the regional and corporate locations. Support positions include receiving customer service calls and dispatching service technicians, contacting customers to obtain meter readings, renewing customer maintenance agreements, collecting accounts receivable, controlling inventory, and performing certain billing functions. The Company's total employees doubled in size from March 31, 1996 primarily due to the acquisition of the Kodak Sales and Services Business. The ratio of service employees increased more so due to the higher percentage of service personnel at the Kodak Sales and Services Business.

         Some of the Company's non-U.S. employees are subject to labor agreements that establish rates of pay, working hours, procedures for orderly settlement of disputes and other terms and conditions of employment. The Company considers its employee relations to be good, and believes that it provides working conditions and wages which compare favorably to those of its competitors.

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

BACKLOG

         The backlog of orders at March 31, 1997 and March 31, 1996 were not material.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained throughout this Form 10-K such as statements concerning the anticipated effect of the acquisition of the Kodak Sales and Services Business (the "Acquisition") on the Company's expenses, productivity, and earnings, the expected synergies and efficiencies resulting from the integration of the Acquisition, future intentions for reducing costs and prospects for improving margins and maximizing profitability from the Acquisition, and from the anticipated growth of digital and color equipment and other statements contained herein regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that might cause such differences include, among others, the following: (i) the Company's ability to manage and operate the Kodak Sales and Services Business, (ii) the demands that the Acquisition and integration of the Kodak Sales and Services Business will place, and the effect that such demands will have, on the Company's resources, infrastructure and current operations, (iii) the Company's ability to successfully operate in new international markets, (iv) the ability of the Company to retain current management and other employees of the Kodak Sales and Services Business accustomed to different corporate culture, compensation arrangements and benefits, (v) the Company's ability to successfully manage and reduce the increased debt resulting from the Acquisition, (vi) the Company's ability to achieve the minimum equipment purchase commitments under the Supply Agreements,
(vii) the Company's ability to obtain an alternative and acceptable source of high-volume equipment and related parts and supplies in the event the Supply Agreements are not renegotiated or Kodak equipment is not competitive in the marketplace, (viii) increased competition resulting from other high-volume copier distributors and the discounting of such copiers by competitors, (ix) fluctuations in foreign currency, (x) domestic and foreign political developments and governmental regulations and policies, (xi) increased costs resulting from technological developments, (xii) general economic and business conditions, (xiii) future performance of the Kodak Sales and Services Business and the Company's current business, (xiv) the ability of the Company to successfully implement its growth and business strategy, (xv) the ability of the Company to continue to receive acceptable financing as required in the future,
(xvi) the Company's inability to achieve substantial operating cost reductions and efficiencies in productivity, (xvii) the potential for unanticipated increases in expenditures for labor, equipment, inventory, materials and supplies required to manage the increased size of the Company as a result of the Acquisition, (xviii) the ability of the Company to continue to gain access to and successfully distribute new and current products brought to the marketplace at competitive costs and prices, and (xix) there can be no assurances that the implementation of the Company's Market Based Approach and new computer system will result in additional efficiencies. Readers are cautioned not to place undue reliance on the forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to update the forward looking statements to reflect events or circumstances that arise after the date hereof.


ITEM 2.  PROPERTIES

         The Company's general policy is to lease, rather than own, its business locations. The Company leases numerous properties for administration, sales and service, and distribution functions. The terms vary under the respective leases and some contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, the Company's lease agreements require it to pay its proportionate share of taxes, common area expenses, insurance, and related costs of such rental properties. In addition, the Company leases in excess of 700 properties for its retail and wholesale operations.

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

         Management believes that the properties which it occupies are, in general, suitable and adequate for the purposes for which they are utilized. Additional space may be occupied as necessary upon future expansion of operations.


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

                                    PART II


ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

The following table sets forth the high and low sale price per American Depositary Share ("ADS") as reported by the Nasdaq National Market and the high and low middle market quotations (which represent an average of bid and offered prices in pence) for the Ordinary Shares as reported on the London Stock Exchange Official List. Each ADS represents four Ordinary Shares.

                                             U.S. Dollars per                 Pence per
                                                    ADS                     Ordinary Share
                                              High        Low              High       Low
------------------------------------------------------------------------------------------
Fiscal Year 1997:
  Quarter ended June 30, 1996                $51.88      $26.50             848p      468p
  Quarter ended September 30, 1996            45.25       22.25             700       403
  Quarter ended December 31, 1996             45.13       35.13             663       533
  Quarter ended March 31, 1997                46.25       30.25             683       472

Fiscal Year 1996:
  Quarter ended June 30, 1995                $27.75      $22.50             420p      356p
  Quarter ended September 30, 1995            37.38       24.13             590       384
  Quarter ended December 31, 1995             38.50       29.75             595       489
  Quarter ended March 31, 1996                44.50       34.63             714       560




As of March 31, 1997, 42,891,527 ADSs were held of record by 3,692 registered holders and 55,260,942 Ordinary Shares were held of record by 1,530 registered holders. Since some of the ADSs and Ordinary Shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. The Company currently expects to continue its policy of paying semi-annual cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and the Company's financial condition.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to the information under the heading "Selected Consolidated Financial Data" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1997. See Exhibit 13 to this Report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1997. See Exhibit 13 to this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the information under the headings "Consolidated Statements of Earnings", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity" and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1997. See Exhibit 13 to this Report. As is the case with any company, prior financial condition and results of operations are not necessarily indicative of future results.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders, which has been filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders, which has been filed with the Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders, which has been filed with the Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting of Shareholders, which has been filed with the Commission.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)     1.       The following Financial Statements of the Registrant
                          included in Part II, Item 8, of this Report are incorporated herein by reference as described in Item
                          8:

                          Consolidated Statements of Earnings - Years ended
                                  March 31, 1997, 1996 and 1995
                          Consolidated Balance Sheets - March 31, 1997 and 1996 Consolidated Statements of Cash Flows - Years ended
                                  March 31, 1997, 1996 and 1995
                          Consolidated Statements of Shareholders' Equity -
                                  Years ended March 31, 1997, 1996 and 1995
                          Notes to the Consolidated Financial Statements -
                                  Years ended March 31, 1997, 1996 and 1995
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

                 3.       Exhibit index:

                   Exhibit
                   Number         Description of Document
                   ------         -----------------------
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

                   4.9*           Resolution No. 8 adopted by shareholders at the 1996 general meeting waiving pre-
                                  emptive rights of shareholders under certain circumstances.

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

                   4.11*          Credit Agreement dated December 5, 1996, by and among Danka Business Systems PLC,
                                  Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent (Exhibit 4 to the Company's Form
                                  8-K December 16, 1996).

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

                   10.20*         The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 10.

                   10.21*         The Danka 1996 Non-Employee Directors Share Option Plan filed as Appendix 2 of the 1996
                                  Annual Proxy Statement and approved by shareholders under Resolution 11.

                   13             Annual Report to Shareholders of the Company for the year ended March 31, 1997.
                                  Portions of such Annual Report to Shareholders are incorporated by reference into this
                                  Report.

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

       On November 14, 1996, the Company filed a report on Form 8-K announcing the Company's second quarter financial results, the agreement with Eastman Kodak Company to acquire the sales, marketing and equipment service operations of Kodak's Office Imaging Business, as well as Kodak's facilities management business known as Kodak Imaging Services (collectively the "Kodak Sales and Services Business"), and the promotion of David Snell to Chief Operating Officer.

       On December 16, 1996, the Company filed a report on Form 8-K announcing the Company's New Credit Facility dated December 5, 1996 with NationsBank, N.A. as agent and the approval by the Company's shareholders of the acquisition of the Kodak Sales and Services Business.

       On January 3, 1997, the Company filed a report on Form 8-K announcing the Company's closing of the acquisition of the Kodak Sales and Services Business and the Consent of Price Waterhouse LLP dated December 23, 1996.

       On January 15, 1997, the Company filed a report on Form 8-K reporting the acquisition of the Kodak Sales and Services Business.

       On March 13, 1997, the Company filed a report on Form 8-K/A reporting the audited historical financial statements of the Kodak Sales and Services Business for the nine months ended September 30, 1996 and the unaudited pro forma consolidated statement of earnings for the combined operations of the Company and the Kodak Sales and Serivces Business for the year ended March 31, 1996 and the nine months ended December 31, 1996.

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

                          INDEPENDENT AUDITORS' REPORT





To the Members of Danka Business Systems PLC:

Under date of May 12, 1997, we reported on the consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                                 KPMG Audit Plc
                                                          Chartered Accountants
                                                            Registered Auditors
May 12, 1997                                                    London, England

                           DANKA BUSINESS SYSTEMS PLC

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


            Column A                     Column B                Column C                        Column D            Column E
            --------                   -----------      ------------------------------         -------------        -----------
                                        Balance at      Charged to          Charged to                               Balance
                                       Beginning of     Costs and             Other                                   at End
           Description                   Period          Expenses          Accounts (1)        Deductions (2)        of Period
           -----------                 -----------      ---------          ------------        --------------       ----------
  Allowance for doubtful accounts:

  Year ended March 31, 1995              $5,290           $2,016               $1,213              $(2,485)             $6,034
                                         ======          =======              =======             ========             =======

  Year ended March 31, 1996              $6,034           $3,717               $8,009              $(8,956)             $8,804
                                         ======          =======              =======             ========             =======

  Year ended March 31, 1997              $8,804          $21,062              $12,382             $(14,395)            $27,853
                                         ======          =======              =======             ========             =======




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

Date:   June 18, 1997                              DANKA BUSINESS SYSTEMS PLC
                                                            (Registrant)

                                              By:    /s/  DANIEL M. DOYLE
                                                 -----------------------------
                                                    Daniel M. Doyle,
                                                    Chief Executive (The Chief
                                                    Executive Officer)

                                              By:    /s/  DAVID C. SNELL
                                                 -----------------------------
                                                    David C. Snell,
                                                    Finance Director (The Chief
                                                    Operating Officer and the
                                                    Principal Accounting
                                                    Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 18, 1997.

SIGNATURE                                  TITLE
---------                                  -----

  /s/  MARK A. VAUGHAN-LEE                 Chairman and Director
----------------------------------
        Mark A. Vaughan-Lee

/s/  DANIEL M. DOYLE                       Chief Executive and Director
----------------------------------
          Daniel M. Doyle

/s/  DAVID C. SNELL                        Finance Director, Chief Operating
----------------------------------         Officer and Principal
          David C. Snell                   Accounting Officer

  /s/  DAVID S. HOOKER                     Director
----------------------------------
          David S. Hooker

  /s/  DAVID W. KENDALL                    Director
----------------------------------
         David W. Kendall

  /s/  JAMES F. WHITE, JR.                 Director
----------------------------------
        James F. White, Jr.

 /s/  PIERSON M. GRIEVE                    Director
----------------------------------
         Pierson M. Grieve

/s/  KEITH J. MERRIFIELD                   Director
----------------------------------
        Keith J. Merrifield