Form 10-Q
period 1997-06-30
DANKA BUSINESS SYSTEMS PLC
filed 1997-08-12
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 10-Q



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _______________

         Commission file number:  0-20828


                         DANKA BUSINESS SYSTEMS PLC
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 ENGLAND                                        98-0052869
--------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


 11201 DANKA CIRCLE NORTH
 ST. PETERSBURG, FLORIDA                                           33716
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  813-576-6003

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

The registrant had 226,881,797 Ordinary shares outstanding as of June 30, 1997.

                                     INDEX



                                                                                           Page
                                                                                           ----
    PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

              Consolidated Statements of Earnings for the three months ended
              June 30, 1997 and 1996 (Unaudited)                                            3

              Condensed Consolidated Balance Sheets as of June 30, 1997
              (Unaudited) and March 31, 1997 (Audited)                                      4

              Consolidated Statements of Cash Flows for the three months
              ended June 30, 1997 and 1996 (Unaudited)                                      5

              Consolidated Statement of Shareholders' Equity for the three months
              ended June 30, 1997 (Unaudited)                                               6

              Notes to Consolidated Financial Statements (Unaudited)                        7


         Item 2 -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                               8




    PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                        14
         Item 2 - Changes in Securities                                                    14
         Item 3 - Defaults upon Senior Securities                                          14
         Item 4 - Submission of Matters to a Vote of Security Holders                      14
         Item 5 - Other Information                                                        14
         Item 6 - Exhibits and Reports on Form 8-K                                         15

    Signature                                                                              17


PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS

(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)


                                                                         FOR THE THREE MONTHS ENDED
                                                               -------------------------------------------
                                                                      JUNE 30,                JUNE 30,
                                                                        1997                    1996
                                                               -------------------     -------------------
                                                                     (UNAUDITED)            (UNAUDITED)
REVENUE:

Retail equipment sales                                         $           247,240      $          149,917
Retail service, supplies and rentals                                       532,175                 194,952
Wholesale                                                                   63,423                  57,086
                                                               -------------------      ------------------
Total revenue                                                              842,838                 401,955
                                                               -------------------      ------------------
COSTS AND OPERATING EXPENSES:

Cost of retail equipment sales                                             159,687                  92,764
Retail service, supplies and rental costs                                  314,006                 103,222
Wholesale costs of revenue                                                  51,233                  46,890
Selling, general and administrative expenses                               254,623                 126,496
Amortization of intangible assets                                            4,664                   4,419
Research & development costs                                                12,500                     --
                                                               -------------------      ------------------
Total costs and operating expenses                                         796,713                 373,791
                                                               -------------------      ------------------
EARNINGS FROM OPERATIONS                                                    46,125                  28,164

Interest expense and other, net                                             16,759                   5,033
                                                               -------------------      ------------------
EARNINGS BEFORE INCOME TAXES                                                29,366                  23,131

Provision for income taxes                                                  10,900                   8,800
                                                               -------------------      ------------------
NET EARNINGS                                                   $            18,466      $           14,331
                                                               ===================      ==================
NET EARNINGS PER ADS                                           $              0.32      $             0.25
                                                               ===================      ==================
WEIGHTED AVERAGE ADSS                                                       58,453                  57,787



        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                              JUNE 30,            MARCH 31,
                                                                                1997                 1997
                                                                        ------------------    ----------------
                                                                             (UNAUDITED)          (AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $         53,489    $          73,875
Accounts receivable, net                                                          736,146              847,258
Inventories                                                                       518,473              488,931
Prepaid expenses and other current assets                                          42,686               39,534
                                                                         ----------------    -----------------
TOTAL CURRENT ASSETS                                                            1,350,794            1,449,598

Equipment on operating leases, net                                                311,152              311,069
Property and equipment, net                                                        84,154               87,768
Intangible assets, net                                                            456,767              467,362
Other assets                                                                      123,081              143,562
                                                                         ----------------    -----------------
TOTAL ASSETS                                                             $      2,325,948    $       2,459,359
                                                                         ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable                   $         90,505    $          41,385
Accounts payable                                                                  323,699              446,612
Accrued expenses and other current liabilities                                    265,515              323,596
Deferred revenue                                                                   67,018               69,149
                                                                         ----------------    -----------------
TOTAL CURRENT LIABILITIES                                                         746,737              880,742

Convertible subordinated notes                                                    200,000              200,000
Other long-term debt                                                              844,041              859,823
Deferred income taxes and other long-term liabilities                              55,748               53,063
                                                                         ----------------    -----------------
TOTAL LIABILITIES                                                               1,846,526            1,993,628
                                                                         ----------------    -----------------

SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
  authorized; 226,881,797 and 226,827,049 issued and outstanding                    4,735                4,734
Additional paid-in capital                                                        301,864              301,623
Retained earnings                                                                 204,772              186,306
Currency translation adjustment                                                   (31,949)             (26,932)
                                                                         ----------------    -----------------
TOTAL SHAREHOLDERS' EQUITY                                                        479,422              465,731
                                                                         ----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $      2,325,948    $       2,459,359
                                                                         ================    =================



        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                          ----------------------------------------
                                                                                JUNE 30,               JUNE 30,
                                                                                  1997                   1996
                                                                          ----------------        ----------------
                                                                             (UNAUDITED)             (UNAUDITED)
OPERATING ACTIVITIES
Net earnings                                                             $          18,466       $         14,331
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                                    39,191                 18,055
   Gain on sale of property and equipment                                             (326)                  (208)
   Proceeds from sale of rental equipment                                            4,515                  2,406
   Changes in assets and liabilities, net of effects
      from the purchase of subsidiaries:
      Accounts receivable                                                           (6,463)               (15,867)
      Inventories                                                                  (32,241)               (20,550)
      Prepaid expenses and other current assets                                     (3,589)                  (503)
      Other noncurrent assets                                                        4,414                 (1,259)
      Accounts payable                                                             (54,290)                15,955
      Accrued expenses                                                               5,709                (32,112)
      Deferred revenue                                                              (1,769)                (2,683)
      Deferred income taxes and other long-term liabilities                          3,018                  4,943
                                                                         -----------------       ----------------
NET CASH USED IN OPERATING ACTIVITIES                                              (23,365)               (17,492)
                                                                         -----------------       ----------------
INVESTING ACTIVITIES
Capital expenditures                                                               (43,618)               (18,822)
Proceeds from sale of property and equipment                                         4,090                    578
Payment for purchase of subsidiaries, net of cash acquired                          (1,069)                (8,559)
Payment for purchase of noncompete agreements                                          (41)                  (381)
                                                                         -----------------       ----------------

NET CASH USED IN INVESTING ACTIVITIES                                              (40,638)               (27,184)
                                                                         -----------------       ----------------
FINANCING ACTIVITIES
Net borrowings under line of credit agreements                                      48,783                 67,503
Principal payments on debt                                                          (1,168)               (18,319)
Proceeds from stock options exercised                                                  242                    141
                                                                         -----------------       ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           47,857                 49,325
                                                                         -----------------       ----------------
EFFECT OF EXCHANGE RATES                                                            (4,240)                 1,898
                                                                         -----------------       ----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (20,386)                 6,547
Cash and cash equivalents, beginning of period                                      73,875                 38,217
                                                                         -----------------       ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $          53,489       $         44,764
                                                                         =================       ================


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1997
(IN THOUSANDS)





                                                             ADDITIONAL                      CURRENCY
                                              ORDINARY        PAID-IN        RETAINED       TRANSLATION
                                               SHARES         CAPITAL        EARNINGS       ADJUSTMENT         TOTAL
                                           ------------    ------------    ------------    --------------     ---------
                                             (Unaudited)    (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
BALANCES AT MARCH 31, 1997                $      4,734    $    301,623    $    186,306    $     (26,932)   $      465,731

Net earnings                                                                    18,466                             18,466

Shares issued under employee option plan             1             241                                                242

Currency translation adjustment                                                                  (5,017)           (5,017)
                                          ------------    ------------    --------------  -------------    --------------
BALANCES AT JUNE 30, 1997                 $      4,735    $    301,864    $    204,772    $     (31,949)   $      479,422
                                          ============    ============    ============    =============    ==============




             SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    DANKA BUSINESS SYSTEMS PLC
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (UNAUDITED)



    NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of June 30, 1997, consolidated statements of earnings for the three months ended June 30, 1997 and 1996, the consolidated statement of shareholders' equity for the three months ended June 30, 1997, and the consolidated statements of cash flows for the three months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's Annual Report for the year ended March 31, 1997.


    NOTE 2.  RECLASSIFICATIONS

         Certain items in the condensed consolidated balance sheet as of June 30, 1997 presented herein have been reclassified.


    NOTE 3.  RESTRUCTURING CHARGE

         During the third quarter of fiscal 1997, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Eastman Kodak and the related transition to the Company's Market Based Approach in North America. As of June 30, 1997, approximately $20.3 million remained in accrued liabilities, comprised of $2.2 million for severance and other employee termination benefits, $16.5 million for the closing of duplicate facilities, and $1.6 million for the write-off of leasehold improvements.


    NOTE 4:  PENDING ACCOUNTING CHANGES

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted earnings per share.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


           Danka Business Systems PLC and its Subsidiaries (the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related automated office equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimiles, and related parts and supplies on a wholesale basis to independent dealers. The Company principally distributes the products of Canon, Kodak, Konica, Minolta, Ricoh, Sharp and Toshiba. In addition, the Company markets private label photocopiers and facsimiles and related supplies on a direct basis under the Company's Infotec trademark, and facsimile equipment under its dex and Omnifax trademarks. The Company became the exclusive distributor of Kodak branded photocopiers and printers in December 1996, after completing the acquisition of the sales, marketing, and equipment service operations of Kodak's Office Imaging division and facilities management business. The acquired businesses are now known as Danka Office Imaging and Danka Imaging Services.

         The Company's goal is to increase the net margins of the Office Imaging and Imaging Services businesses through certain cost efficiencies and synergies it expects to achieve by integrating the businesses with the Company's core operations. The Company expects to have the integration of the Office Imaging and Imaging Services businesses completed on a worldwide basis by the end of 1998. The entire process will require significant investments and resources. Since the acquisition, key managers from the Company and Office Imaging's North American and European operations, have been working together to identify and monitor the costs, benefits and timing issues related to the integration of the Company and the Office Imaging and Imaging Services businesses. To successfully complete the unification of the businesses and create a single organization, the Company is focusing on three primary areas of importance. The first objective involves the overall integration of the businesses, including a consolidated organizational structure and the realignment of geographic reporting responsibilities. The second undertaking is to redesign the general workflow processes. The Company will integrate the billings, dispatching, distribution and other similar functions, to create a "single face to the customer." This process is expected to improve operating efficiencies while ultimately serving the customer better. The third area of focus is the development of a global information technology ("IT") infrastructure and the standardization of the Company's IT systems.

         The Company has already tested its integration model in Canada and will start to implement its integration plans throughout the United States and Europe during the second quarter. The Company expects to generate over $100 million in annual costs savings by integrating the Office Imaging and Imaging Services businesses with the Company's core operations. The Company expects to generate these cost savings through increasing sales and service productivity, streamlining operations and capitalizing on the combined purchasing power.

         The Company has completed numerous acquisitions throughout its history. The acquisition of the Office Imaging and Imaging Services businesses, which is expected to add over $1.5 billion in annual revenue, was the Company's largest to date. The acquisition was completed on December 31, 1996 and added over 300 new locations, approximately 10,000 employees and operations in more than 15 new countries. The Company's acquisition activity will be limited over the next twelve to eighteen months as the Company concentrates on the integration of the Office Imaging and Imaging Services businesses.

              The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's Consolidated Statements of Earnings:


                                                                         THREE  MONTHS ENDED JUNE 30,
                                                                         ----------------------------
                                                                            1997                1996
                                                                            ----                ----
             Revenue:
               Retail equipment sales  . . . . . . . . . . . . . .          29.3 %              37.3 %
               Retail service, supplies and rentals. . . . . . . .          63.2                48.5
               Wholesale . . . . . . . . . . . . . . . . . . . . .           7.5                14.2
                                                                             ---                ----
                           Total revenue . . . . . . . . . . . .           100.0               100.0
             Cost of revenue . . . . . . . . . . . . . . . . . . .          62.3                60.4
                                                                            ----                ----
             Gross profit  . . . . . . . . . . . . . . . . . . .            37.7                39.6
             Selling, general and administrative expenses  . . . .          30.2                31.5
             Amortization of intangible assets . . . . . . . . . .           0.5                 1.1
             Research and development costs  . . . . . . . . . .             1.5                  --
                                                                             ---                ----
                    Earnings from operations . . . . . . . . . .             5.5                 7.0
             Interest expense and other, net . . . . . . . . . . .           2.0                 1.2
                                                                             ---                 ---
                    Earnings before income taxes . . . . . . . .             3.5                 5.8
             Provision for income taxes  . . . . . . . . . . . . .           1.3                 2.2
                                                                             ---                 ---
                        Net earnings . . . . . . . . . . . . . . .           2.2 %               3.6 %
                                                                             ===                 ===

              The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:


                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                            1997                1996
                                                                            ----                -----
              Retail equipment sales  . . . . . . . . . . . . . .           35.4 %              38.1 %
              Retail service, supplies and rentals  . . . . . . .           41.0                47.0
              Wholesale . . . . . . . . . . . . . . . . . . . . .           19.2                17.9



     QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996:


     Revenue

              Revenue increased 110% to a record $842.8 million for the three months ended June 30, 1997 ("first quarter of fiscal 1998") compared to $402.0 million for the three months ended June 30, 1996 ("first quarter of fiscal 1997"). The increase resulted from core growth as well as significant contributions from acquisitions, principally the Office Imaging and Imaging Services businesses. In addition, the Company's revenue mix has significantly changed due to the acquisition of the Office Imaging and Imaging Services businesses. The acquired businesses generate a higher percentage of revenue from service, supplies and rentals compared to the Company's core operations. As a percentage of total revenue, retail equipment and wholesale sales declined, as retail service, supplies and rentals increased. The Company's current revenue mix is expected to continue in the future.

              An increasing amount of the Company's revenue is generated in countries outside of the United States. Due to the strength of the U.S. dollar against certain foreign currencies, the Company's revenue comparisons were negatively impacted by approximately $15.0 million during the first quarter of fiscal 1998.

     Gross Profit

              Gross profit increased 99% to $317.9 million for the first quarter of fiscal 1998 from $159.1 million in the first quarter of fiscal 1997. The gross profit margin as a percentage of total revenue decreased to 37.7% for the first quarter of fiscal 1998 from 39.6% for the first quarter of fiscal 1997. The decrease was primarily related to the acquisition of the Office Imaging and Imaging Services businesses which have lower individual gross profit margins than the Company's core operations. Gross profit as a percentage of retail equipment sales decreased to 35.4% for the first quarter of fiscal 1998 from 38.1% for the first quarter of fiscal 1997 due to the Office Imaging business as well as the higher mix of high-volume equipment sold during the first quarter of fiscal 1998. The Company's high-volume equipment sales generate a lower gross profit margin than the Company's other equipment sales. As a percentage of revenue, the gross profit margin on retail service, supplies and rentals decreased to 41.0% for the first quarter of fiscal 1998 from 47.0% for the first quarter of fiscal 1997 due to the acquisition of the Office Imaging and Imaging Services businesses which have lower individual gross profit margins. The Company expects to increase the service margins of the Office Imaging business through increased productivity. Imaging Services, the Company's outsourcing operations, has significantly lower gross profit margins due to the nature of the business, and as it continues to grow, this business is expected to impact the Company's overall gross profit margin. The Company's wholesale gross profit margin increased to 19.2% for the first quarter of fiscal 1998 from 17.9% for the first quarter of fiscal 1997 primarily due to stronger margins on the Company's private label sales.


     Selling, General and Administrative Expenses

              Selling, general and administrative expenses increased 101% to $254.6 million for the first quarter of fiscal 1998. The increase related to acquisitions made after June 30, 1996, principally the acquisition of the Office Imaging and Imaging Services businesses. As a percentage of revenue, selling, general and administrative expenses decreased to 30.2% for the first quarter of fiscal 1998 from 31.5% for the first quarter of fiscal 1997. The decrease is primarily due to the completion of the Market Based Approach in the Company's core North American operations.
     The Market Based Approach reduced certain duplicative administrative costs through the centralization of various management and administrative functions. The Company had also incurred additional costs during the first quarter of fiscal 1997 when it aggressively hired and trained new sales representatives and support personnel for its core North American operations. In addition, the Company's selling, general and administrative expenses as a percentage of revenue were affected during the first quarter of fiscal 1998 by the acquisition of the Imaging Services business, which has significantly lower levels of selling, general and administrative expenses.


     Amortization of Intangible Assets

              Amortization of intangible assets increased to $4.7 million for the first quarter of fiscal 1998 from $4.4 million for the first quarter of fiscal 1997. The increase related to acquisitions made after June 30, 1996 for which additional intangible assets are being amortized.


     Research and Development Costs

              In connection with the acquisition of the Office Imaging and Imaging Services businesses, the Company is providing funding to Kodak for ongoing research and development through December 31, 2002. For the first quarter of fiscal 1998, research and development costs totaled $12.5 million.


     Earnings from Operations

              Earnings from operations increased 64% to $46.1 million for the first quarter of fiscal 1998. The increase primarily related to increased revenue. As a percentage of revenue, earnings from operations decreased to 5.5% for the first quarter of fiscal 1998 from 7.0% for the first quarter of fiscal 1997. The decrease was due to the $12.5 million of research and development costs and to lower gross profit margins, which were partially offset by the lower margin on selling, general & administrative expenses.


     Interest Expense and Other, Net

              Interest expense increased to $16.8 million for the first quarter of fiscal 1998 compared to $5.0 million for the first quarter of fiscal 1997. The increase primarily related to higher levels of borrowings used to finance the acquisition of the Office Imaging and Imaging Services businesses.


     Income Taxes

              Income taxes increased to $10.9 million for the first quarter of fiscal 1998 from $8.8 million for the first quarter of fiscal 1997 due to higher levels of earnings. The combined effective income tax rate decreased to 37.1% for the first quarter of fiscal 1998 as compared with an effective income tax rate of 38.0% for the first quarter of fiscal 1997. The rate has decreased due to higher earnings outside of the U.S. for which the effective tax rates are lower.


     Net Earnings

              As a result of the above factors, net earnings increased 29% to $18.5 million for the first quarter of fiscal 1998 from $14.3 million for the first quarter of fiscal 1997. As a percentage of revenue, net earnings decreased to 2.2% for the first quarter of fiscal 1998 as compared to 3.6% for the first quarter of fiscal 1997. The decrease was primarily due to the $12.5 million of research and development costs and to lower gross profit margins, which were partially offset by the lower margin on selling, general & administrative expenses. The first quarter of fiscal 1998 was also impacted by the higher level of interest expense.


     EXCHANGE RATES

              Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. Additionally, the Company declares its dividends in pounds sterling. Fluctuations in exchange rates will affect dividend income measured in U.S. dollars because the Depositary is required to convert pounds sterling into U.S. dollars at the prevailing exchange rates at the time of making any dividend payments or other distributions. The Company operates in over 30 countries worldwide, and therefore, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which the Company operates, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The Company has significantly increased its international business over the last few years and most recently, with the acquisition of the Office Imaging and Imaging Services businesses, the Company added 19 new countries. The results of operations, financial condition and competitive position of the Company's business may be affected by the relative strength of its currencies in countries where its products are currently sold. The Company's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

              The Company purchases a significant amount of its automated office equipment, related parts and supplies from Japanese manufacturers. The purchase price for most of these products is denominated in local currencies and therefore, short term fluctuations in the local currencies relative to the Japanese yen do not impact the Company's purchase price. However, if the yen were to strengthen significantly against the U.S. dollar, this would impact the yen amounts received by the Company's Japanese manufacturers as they converted the U.S. dollars received from the Company and other dealers into yen. As a result, these Japanese manufacturers could raise prices. The Company has historically been successful in passing price increases on to its customers. However, there can be no assurances that it can continue to do so in the future. Also, most of the Company's service contracts are for one year periods and accordingly, pricing for parts and supplies could not be adjusted until the contract was renewed.


     LIQUIDITY AND CAPITAL RESOURCES

              The Company's net cash flow used in operating activities was $23.4 million and $17.5 million for the three months ended June 30, 1997 and 1996, respectively. The Company experiences increases in certain balance sheet accounts which result primarily from acquisitions as well as from normal working capital needs. During the three months ended June 30, 1997, the Company paid down a significant amount of accounts payable which had built up during the prior quarter due to the acquisition of the Office Imaging and Imaging Services businesses. In addition, there was an increase in the Company's inventory levels related to the requirements to purchase various levels of equipment pursuant to the supply agreements ("Supply Agreements") with Kodak. The Company has not sold all the inventory purchased from Kodak, due to the decline in the Office Imaging salesforce since the acquisition. The Company is rebuilding the salesforce and currently expects to meet the purchasing requirements contained in the Supply Agreements with Kodak. Cash flow used in investing activities was $40.6 million and $27.2 million for the three months ended June 30, 1997 and 1996, respectively. The increase was primarily related to higher capital expenditures. Net cash provided by financing activities was $47.9 million and $49.3 million for the three months ended June 30, 1997 and 1996, respectively.

              In December 1996 the Company signed a six-year $1.275 billion multicurrency credit agreement (the "Credit Agreement") with a consortium of international banks. The proceeds from the Credit Agreement were utilized to purchase the Office Imaging and Imaging Services businesses from Eastman Kodak, to repay the outstanding balance under the Company's previous credit facility, as well as for ongoing working capital and general corporate purposes. The Credit Agreement provides the Company with a revolving component in an aggregate amount of up to $725.0 million, and a term loan/letter of credit component of $550.0 million. The Credit Agreement is secured and guaranteed by certain of the Company's subsidiaries and a covenant that the Company will not pledge its assets except as specifically permitted under the terms of the Credit Agreement. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The adjustable interest rate on the Credit Agreement is, at the option of the Company, either: (i) the London InterBank Offered Rate plus a tiered margin based on leverage for the periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the lead bank's prime rate or the Federal Funds Rate plus 0.5%. As of June 30, 1997 the Credit Agreement had an outstanding balance of approximately $374.6 million under the revolving component and $522.9 million under the term loan, all of which was incurring interest at a weighted average rate of 5.7% per annum. Therefore, subject to availability under the covenants, $377.5 million was available for future borrowings.

              In March 1995, the Company issued $200.0 million of 6.75% Convertible Subordinated Notes (the "Notes") at par, in a private placement offering, due April 2002. The Notes are convertible into the Company's ADSs at a conversion rate of $29.125 per ADS, or into the Company's Ordinary Shares at a conversion rate of $7.281 per Ordinary share (equivalent to approximately 34.335 ADSs or 137.339 Ordinary Shares for each $1,000 principal amount of Notes). Interest is payable semi-annually on April 1 and October 1. The Notes are not subject to sinking fund requirements.

              The Company has a number of other loans and credit facility arrangements with banks, financial institutions and certain individuals, which had an aggregate balance of $37.1 million at June 30, 1997. This balance is primarily comprised of various cash management lines of credit (the "Lines") in each of the countries in which the Company operates. The Lines provide for daily liquidity of local operations in each such country. These loans vary widely in terms and conditions.

              While the Company does not have any other material contractual commitments for capital expenditures other than the funding of Kodak's research and development efforts, additional investments in facilities and computer equipment will continue to be necessary to support the anticipated growth of the business, and the transition of Office Imaging and Imaging Services off of Kodak's computer system. The Company's cash flow from operations together with the borrowing capacity under the Credit Agreement are expected to be adequate to finance its operating cash requirements and capital expenditures for the short-term. It is anticipated that future acquisitions and growth in the long-term will be funded primarily with cash flow from operations, borrowings available under the Credit Agreement, other credit sources and, where desirable, funding from the sale of additional debt or equity securities.


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


     SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

              Certain statements contained throughout this Form 10-Q such as statements concerning the anticipated effect of the acquisition of the Office Imaging and Imaging Services businesses (the "Acquisition") on the Company's expenses, productivity, and earnings, the expected synergies and efficiencies resulting from the integration of the Acquisition, future intentions for reducing costs and prospects for improving margins and maximizing profitability from the Acquisition, and from the anticipated growth of digital and color equipment and other statements contained herein regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that might cause such differences include, among others, the following: (i) the Company's ability to manage and operate the Office Imaging and Imaging Services businesses,
     (ii) the demands that the Acquisition and integration of the Office Imaging and Imaging Services businesses will place, and the effect that such demands will have, on the Company's resources, infrastructure and current operations, (iii) the Company's ability to successfully operate in new international markets, (iv) the ability of the Company to retain current management and other employees of the Office Imaging and Imaging Services businesses accustomed to different corporate culture, compensation arrangements and benefits, (v) the Company's ability to successfully manage and reduce the increased debt resulting from the Acquisition, (vi) the Company's ability to achieve the minimum equipment purchase commitments under the Supply Agreements, (vii) the Company's ability to obtain an alternative and acceptable source of high-volume equipment and related parts and supplies in the event the Supply Agreements are not renegotiated or Kodak equipment is not competitive in the marketplace, (viii) increased competition resulting from other high-volume copier distributors and the discounting of such copiers by competitors, (ix) fluctuations in foreign currency, (x) domestic and foreign political developments and governmental regulations and policies, (xi) increased costs resulting from technological developments, (xii) general economic and business conditions, (xiii) future performance of the Office Imaging and Imaging Services businesses and the Company's current business, (xiv) the ability of the Company to successfully implement its growth and business strategy, (xv) the ability of the Company to continue to receive acceptable financing as required in the future, (xvi) the Company's inability to achieve substantial operating cost reductions and efficiencies in productivity, (xvii) the potential for unanticipated increases in expenditures for labor, equipment, inventory, materials and supplies required to manage the increased size of the Company as a result of the Acquisition, (xviii) the ability of the Company to continue to gain access to and successfully distribute new and current products brought to the marketplace at competitive costs and prices, and
     (xix) there can be no assurances that the implementation of the Company's integration model tested in Canada will be successful in other areas of the world. Readers are cautioned not to place undue reliance on the forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to update the forward looking statements to reflect events or circumstances that arise after the date hereof.

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


        (b)      Reports on Form 8-K:

                 The Company did not file any reports on Form 8-K during this period.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DANKA BUSINESS SYSTEMS PLC
                                        ---------------------------------------
                                        (Registrant)



Date:    August 12, 1997               /S/ DAVID C. SNELL, Finance Director
                                       ----------------------------------------
                                       David C. Snell, Finance Director
                                       (The Chief Operating Officer, and the
                                        Principal Accounting Officer)