Form 10-Q
period 1997-09-30
DANKA BUSINESS SYSTEMS PLC
filed 1997-11-12
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         _______________

         Commission file number:  0-20828

                           DANKA BUSINESS SYSTEMS PLC
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                ENGLAND                                   98-0052869
----------------------------------------    ------------------------------------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

      11201 DANKA CIRCLE NORTH
       ST. PETERSBURG, FLORIDA                              33716
----------------------------------------    ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 813-576-6003

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 227,278,565 Ordinary Shares outstanding as of September 30, 1997.

                                      INDEX



                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

        Consolidated Statements of Earnings for the three months ended
        September 30, 1997 and 1996 (Unaudited)                                   3

        Consolidated Statements of Earnings for the six months ended
        September 30, 1997 and 1996 (Unaudited)                                   4

        Condensed Consolidated Balance Sheets as of September 30, 1997
        (Unaudited) and March 31, 1997 (Audited)                                  5

        Consolidated Statements of Cash Flows for the six months
        ended September 30, 1997 and 1996 (Unaudited)                             6

        Consolidated Statement of Shareholders' Equity for the six months
        ended September 30, 1997 (Unaudited)                                      7

        Notes to Consolidated Financial Statements (Unaudited)                    8


   Item 2 -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            9




PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                                    17
   Item 2 - Changes in Securities 17 Item 3 - Defaults upon Senior Securities    17
   Item 4 - Submission of Matters to a Vote of Security Holders                  17
   Item 5 - Other Information                                                    18
   Item 6 - Exhibits and Reports on Form 8-K                                     18

Signature                                                                        20

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)


                                                      FOR THE THREE MONTHS ENDED
                                                  ----------------------------------
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                      1997                 1996
---------------------------------------------     -------------        -------------
                                                   (UNAUDITED)          (UNAUDITED)
REVENUE:
Retail equipment sales                              $238,214             $155,325
Retail service, supplies and rentals                 523,288              210,321
Wholesale                                             62,011               54,882
---------------------------------------------       --------             --------
Total revenue                                        823,513              420,528
---------------------------------------------       --------             --------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                       154,837               95,208
Retail service, supplies and rental costs            310,996              112,010
Wholesale costs of revenue                            49,902               45,272
Selling, general and administrative expenses         244,056              133,120
Amortization of intangible assets                      4,688                4,882
Research & development costs                          12,502                   --
---------------------------------------------       --------             --------
Total costs and operating expenses                   776,981              390,492
---------------------------------------------       --------             --------
EARNINGS FROM OPERATIONS                              46,532               30,036
Interest expense and other, net                       15,084                6,832
---------------------------------------------       --------             --------
EARNINGS BEFORE INCOME TAXES                          31,448               23,204
Provision for income taxes                            11,723                8,807
---------------------------------------------       --------             --------
NET EARNINGS                                        $ 19,725             $ 14,397
=============================================       ========             ========
NET EARNINGS PER ADS                                $   0.34             $   0.25
=============================================       ========             ========

WEIGHTED AVERAGE ADSS                                 58,029               57,583


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)


                                                      FOR THE SIX MONTHS ENDED
                                                 ----------------------------------
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                     1997                 1996
---------------------------------------------    -------------        -------------
                                                  (UNAUDITED)          (UNAUDITED)
REVENUE:
Retail equipment sales                            $  485,454           $  305,242
Retail service, supplies and rentals               1,055,463              405,273
Wholesale                                            125,434              111,968
---------------------------------------------     ----------           ----------
Total revenue                                      1,666,351              822,483
---------------------------------------------     ----------           ----------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                       314,524              187,972
Retail service, supplies and rental costs            625,002              215,232
Wholesale costs of revenue                           101,135               92,162
Selling, general and administrative expenses         498,679              259,616
Amortization of intangible assets                      9,352                9,301
Research & development costs                          25,002                   --
---------------------------------------------     ----------           ----------
Total costs and operating expenses                 1,573,694              764,283
---------------------------------------------     ----------           ----------
EARNINGS FROM OPERATIONS                              92,657               58,200
Interest expense and other, net                       31,843               11,865
---------------------------------------------     ----------           ----------
EARNINGS BEFORE INCOME TAXES                          60,814               46,335
Provision for income taxes                            22,623               17,607
---------------------------------------------     ----------           ----------
NET EARNINGS                                      $   38,191           $   28,728
=============================================     ==========           ==========
NET EARNINGS PER ADS                              $     0.66           $     0.50
=============================================     ==========           ==========

WEIGHTED AVERAGE ADSS                                 57,866               57,664


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                        SEPTEMBER 30,    MARCH 31,
                                                             1997          1997
----------------------------------------------------    -------------   -----------
                                                         (UNAUDITED)      (AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                $    45,911    $    73,875
Accounts receivable, net                                     635,555        758,903
Inventories                                                  545,215        488,931
Prepaid expenses and other current assets                     51,104         39,534
----------------------------------------------------     -----------    -----------
TOTAL CURRENT ASSETS                                       1,277,785      1,361,243
Equipment on operating leases, net                           302,437        311,069
Property and equipment, net                                   83,644         87,768
Intangible assets, net                                       449,462        467,362
Other assets                                                 121,101        125,262
----------------------------------------------------     -----------    -----------
TOTAL ASSETS                                             $ 2,234,429    $ 2,352,704
====================================================     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable   $    84,886    $    41,385
Accounts payable                                             369,438        358,257
Accrued expenses and other current liabilities               262,259        305,296
Deferred revenue                                              67,741         69,149
----------------------------------------------------     -----------    -----------
TOTAL CURRENT LIABILITIES                                    784,324        774,087
Convertible subordinated notes                               200,000        200,000
Other long-term debt                                         700,016        859,823
Deferred income taxes and other long-term liabilities         60,863         53,063
----------------------------------------------------     -----------    -----------
TOTAL LIABILITIES                                          1,745,203      1,886,973
----------------------------------------------------     -----------    -----------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
authorized; 227,278,565 and 226,827,049 issued
and outstanding                                                4,741          4,734
Additional paid-in capital                                   303,501        301,623
Retained earnings                                            219,650        186,306
Currency translation adjustment                              (38,666)       (26,932)
----------------------------------------------------     -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                   489,226        465,731
----------------------------------------------------     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 2,234,429    $ 2,352,704
====================================================     ===========    ===========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                   FOR THE SIX MONTHS ENDED
                                                               -------------------------------
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                    1997              1996
------------------------------------------------------------   -------------     -------------
                                                                (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
Net earnings                                                     $  38,191         $  28,728
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                    82,982            37,778
   Loss (gain) on sale of property and equipment                       757              (334)
   Proceeds from sale of rental equipment                            7,165             4,909
   Changes in assets and liabilities, net of effects
   from the purchase of subsidiaries:
      Accounts receivable                                           (6,411)           (6,331)
      Inventories                                                  (60,239)          (43,003)
      Prepaid expenses and other current assets                    (12,117)              516
      Other noncurrent assets                                        4,891            (4,081)
      Accounts payable                                              12,850           (10,603)
      Accrued expenses                                             (38,635)          (25,134)
      Deferred revenue                                                (705)           (3,977)
      Deferred income taxes and other long-term liabilities          1,093             7,246
------------------------------------------------------------     ---------         ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 29,822           (14,286)
------------------------------------------------------------     ---------         ---------
INVESTING ACTIVITIES
Capital expenditures                                               (79,749)          (39,419)
Proceeds from sale of property and equipment                         7,020               654
Proceeds from settlement of prior year acquisition,
      net of (payments) for purchases of subsidiaries              106,568           (50,909)
------------------------------------------------------------     ---------         ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 33,839           (89,674)
------------------------------------------------------------     ---------         ---------
FINANCING ACTIVITIES
Net (payments) borrowings under line of credit agreements          (97,444)          104,470
Principal payments on debt                                          (1,831)          (14,655)
Proceeds from stock options exercised                                1,885               141
Dividends                                                           (4,847)           (4,075)
------------------------------------------------------------     ---------         ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (102,237)           85,881
------------------------------------------------------------     ---------         ---------
EFFECT OF EXCHANGE RATES                                            10,612             1,704
------------------------------------------------------------     ---------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (27,964)          (16,375)
Cash and cash equivalents, beginning of period                      73,875            38,217
------------------------------------------------------------     ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  45,911         $  21,842
============================================================     =========         =========



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
(IN THOUSANDS)



                                                       ADDITIONAL                   CURRENCY
                                           ORDINARY      PAID-IN       RETAINED    TRANSLATION
                                            SHARES       CAPITAL       EARNINGS     ADJUSTMENT       TOTAL
----------------------------------------  -----------  -----------   -----------   --------------------------
                                          (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
BALANCES AT MARCH 31, 1997                 $  4,734      $301,623      $186,306     $(26,932)      $465,731

Net earnings                                                             38,191                      38,191

Dividends                                                                (4,847)                     (4,847)

Shares issued under employee option plan          7         1,878                                     1,885

Currency translation adjustment                                                      (11,734)       (11,734)


----------------------------------------   --------      --------      --------     --------       --------
BALANCES AT SEPTEMBER 30, 1997             $  4,741      $303,501      $219,650     $(38,666)      $489,226
========================================   ========      ========      ========     ========       ========






SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 1. BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of September 30, 1997, consolidated statements of earnings for the three months and six months ended September 30, 1997 and 1996, the consolidated statement of shareholders' equity for the six months ended September 30, 1997, and the consolidated statements of cash flows for the six months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. Certain amounts in the condensed consolidated balance sheet as of March 31, 1997 have been reclassified to conform to the current year presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's Annual Report for the year ended March 31, 1997.


NOTE 2. RESTRUCTURING CHARGE

         During the third quarter of fiscal 1997, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Eastman Kodak Company ("Kodak") and the related transition to the Company's Market Based Approach in North America. As of September 30, 1997, approximately $16.1 million remained in accrued liabilities, primarily for the closing of duplicate facilities.


NOTE 3: PURCHASE PRICE SETTLEMENT FROM EASTMAN KODAK

         The Company paid $688.0 million, subject to post closing adjustments, in December 1996 for Kodak's Office Imaging and outsourcing businesses. In September 1997, the Company received a cash refund of approximately $100.0 million from Kodak related to the purchase price adjustment provision in the asset purchase agreement ("Asset Purchase Agreement"). The settlement amount was based on the net asset changes of the Office Imaging and outsourcing businesses from December 31, 1995 to December 31, 1996.

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for annual and interim periods ending after December 15, 1997. Statement No. 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the Consolidated Statement of Earnings. Basic EPS is computed by dividing net earnings by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock. Management expects the implementation of Statement No. 128 will result in an increase in basic EPS. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of diluted EPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         Danka Business Systems PLC and its Subsidiaries (the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related automated office equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimiles, and related parts and supplies on a wholesale basis to independent dealers. The Company principally distributes the products of Canon, Kodak, Konica, Minolta, Ricoh, Sharp and Toshiba. In addition, the Company markets private label photocopiers and facsimiles and related supplies on a direct basis under the Company's Infotec trademark, and facsimile equipment under its dex and Omnifax trademarks. The Company became the exclusive distributor of Kodak branded photocopiers and printers in December 1996, after completing the acquisition of the sales, marketing, and equipment service operations of Kodak's Office Imaging division and outsourcing business. The businesses are now known as Danka Office Imaging and Danka Services International (formerly Danka Imaging Services).

         The Company's goal is to increase its net margins through certain cost efficiencies and synergies it expects to achieve by integrating the Office Imaging business and Danka Services International with the Company's core operations. The Company expects to generate over $100 million in annual cost savings by integrating the businesses. It is the Company's goal to generate these cost savings by increasing sales and service productivity, streamlining operations and capitalizing on the combined purchasing power. The Company expects to have the integration completed on a worldwide basis by the end of 1998.

         The Company has completed the first of several steps in the integration process. During the second quarter, the Company announced the realignment of its geographical reporting responsibilities and the consolidation of its organizational structure. On a geographic basis, the organization was split into two regions: Danka Americas and Danka International. Danka Americas includes the six U.S. divisions, Canada and Latin America. Danka International includes Europe, Asia/Pacific and Australia. These geographic regions are supported by the Company's areas of specialization which operate worldwide, including Operational Excellence, Finance & Planning, and Markets & Strategy. During this period, the management of the Company was realigned to conform with the organizational changes.

         Also announced during the second quarter, in relation to the Company's new organizational structure, Danka would reduce its worldwide workforce by approximately 3% in efforts to continue to refine the efficiencies of its operations. The reduction, which has principally affected U.S. based employees, is eliminating duplicative efforts in the service and administrative areas.

         The second undertaking of the integration is to redesign the general workflow processes. The Company's goal is to integrate the billings, dispatching, distribution and other similar functions, to create a "single face to the customer." The third area of focus is the development of a global information technology ("IT") infrastructure and the standardization of the Company's IT systems. The largest undertaking of the integration is the development of a global IT infrastructure and the improvement of Danka's operational processes. To support these initiatives, the Company has been making significant investments in its information technology and operations infrastructures, including the use of various independent computer and process improvement consulting groups. The Company believes that these investments are an important element in successfully integrating the businesses and in providing a solid foundation for future growth. Danka's goal is to link the sales, service, billing and finance efforts electronically, which will allow the Company to better serve its customers as well as improve its employee communication and support. As the Company has progressed with the integration, it has developed better information as to the associated costs. The Company expects to incur an additional $4-5 million in each of the next two quarters related to the acceleration of its move to a single IT system.

         The Company has completed numerous acquisitions throughout its history. The acquisition of the Office Imaging business and Danka Services International, which is expected to add over $1.5 billion in annual revenue, was the Company's largest to date. The acquisition was completed on December 31, 1996 and added over 300 new locations in more than 15 new countries, and approximately 10,000 employees.

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's Consolidated Statements of Earnings:

                                                THREE MONTHS ENDED SEPTEMBER 30,       SIX MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------       ------------------------------
                                                      1997             1996                   1997           1996
                                                      ----             ----                   ----           ----
Revenue:
  Retail equipment sales.......................       28.9%            36.9%                  29.1%          37.1%
  Retail service, supplies and rentals.........       63.6             50.0                   63.4           49.3
  Wholesale....................................        7.5             13.1                    7.5           13.6
                                                     -----            -----                  -----          -----
      Total revenue............................      100.0            100.0                  100.0          100.0
Cost of revenue................................       62.6             60.0                   62.5           60.2
                                                     -----            -----                  -----          -----
Gross profit...................................       37.4             40.0                   37.5           39.8
Selling, general and administrative expenses...       29.6             31.7                   29.9           31.7
Amortization of intangible assets..............        0.6              1.2                    0.5            1.1
Research and development costs.................        1.5               --                    1.5          -----
                                                     -----            -----                  -----          -----
      Earnings from operations.................        5.7              7.1                    5.6            7.0
Interest expense and other, net................        1.9              1.6                    1.9            1.4
                                                     -----            -----                  -----          -----
      Earnings before income taxes.............        3.8              5.5                    3.7            5.6
Provision for income taxes.....................        1.4              2.1                    1.4            2.1
                                                     -----            -----                  -----          -----
      Net earnings.............................        2.4%             3.4%                   2.3%           3.5%
                                                     =====            =====                  =====          =====

         The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:

                                               THREE MONTHS ENDED SEPTEMBER 30,        SIX MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------        ------------------------------
                                                    1997              1996                  1997           1996
                                                    ----              ----                  ----           ----
Retail equipment sales.......................       35.0%             38.7%                 35.2%          38.4%
Retail service, supplies and rentals.........       40.6              46.7                  40.8           46.9
Wholesale....................................       19.5              17.5                  19.4           17.7


QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996:


Revenue

         Revenue increased 96% to $823.5 million for the three months ended September 30, 1997 ("second quarter of fiscal 1998") compared to $420.5 million for the three months ended September 30, 1996 ("second quarter of fiscal 1997"). The increase resulted from core growth as well as significant contributions from acquisitions, principally the Office Imaging and outsourcing businesses. In addition, the Company's revenue mix has significantly changed due to the acquisition of the Office Imaging and outsourcing businesses. The acquired businesses generate a higher percentage of revenue from service, supplies and rentals compared to the Company's core operations. As a percentage of total revenue, retail equipment and wholesale sales declined, as retail service, supplies and rentals have increased. The Company's current revenue mix is expected to continue in the future.

         An increasing amount of the Company's revenue is generated in countries outside of the United States. Due to the strength of the U.S. dollar against certain foreign currencies, the Company's revenue comparisons were negatively impacted by approximately $32.0 million during the second quarter of fiscal 1998.


Gross Profit

         Gross profit increased 83% to $307.8 million for the second quarter of fiscal 1998 from $168.0 million in the second quarter of fiscal 1997. The gross profit margin as a percentage of total revenue decreased to 37.4% for the second quarter of fiscal 1998 from 40.0% for the second quarter of fiscal 1997. The decrease was primarily related to the acquisition of the Office Imaging and outsourcing businesses which have lower individual gross profit margins than the Company's traditional business. Gross profit as a percentage of retail equipment sales decreased to 35.0% for the second quarter of fiscal 1998 from 38.7% for the second quarter of fiscal 1997 due to the Office Imaging business as well as the higher mix of high-volume equipment being sold. The Company's high-volume equipment sales generate a lower gross profit margin than the Company's other equipment sales. As a percentage of revenue, the gross profit margin on retail service, supplies and rentals decreased to 40.6% for the second quarter of fiscal 1998 from 46.7% for the second quarter of fiscal 1997 due to the acquisition of the Office Imaging and outsourcing businesses which have lower individual gross profit margins. Danka Services International, the Company's outsourcing operations, has significantly lower gross profit margins due to the nature of the business, and as it continues to grow, this business is expected to impact the Company's overall gross profit margin. The Company's wholesale gross profit margin increased to 19.5% for the second quarter of fiscal 1998 from 17.5% for the second quarter of fiscal 1997 primarily due to stronger margins on the Company's private label sales.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 83% to $244.1 million for the second quarter of fiscal 1998. The increase related to acquisitions made after September 30, 1996, principally the acquisition of the Office Imaging and outsourcing businesses. As a percentage of revenue, selling, general and administrative expenses decreased to 29.6% for the second quarter of fiscal 1998 from 31.7% for the second quarter of fiscal 1997. The decrease is primarily related to the completion of the Company's Market Based Approach during the first quarter of fiscal 1998 as well as to certain cost savings the Company is beginning to realize through the integration of the acquired businesses. The Market Based Approach reduced certain duplicative administrative costs through the centralization of various management and administrative functions throughout North America. In addition, the Company's selling, general and administrative expenses as a percentage of revenue have been affected by the acquisition of the Office Imaging business and outsourcing operations, which require lower levels of selling, general and administrative expenses than the Company's traditional business.


Amortization of Intangible Assets

         Amortization of intangible assets remained relatively constant at $4.7 million for the second quarter of fiscal 1998 and $4.9 million for the second quarter of fiscal 1997.


Research and Development Costs

         In connection with the acquisition of the Office Imaging and outsourcing businesses, the Company is providing funding to Kodak for ongoing research and development through December 31, 2002. For the second quarter of fiscal 1998, research and development costs totaled $12.5 million.

Earnings from Operations

         Earnings from operations increased 55% to $46.5 million for the second quarter of fiscal 1998. The increase primarily related to increased revenue. As a percentage of revenue, earnings from operations decreased to 5.7% for the second quarter of fiscal 1998 from 7.1% for the second quarter of fiscal 1997. The decrease was due to the $12.5 million of research and development costs and to lower gross profit margins, which were partially offset by the lower margin on selling, general & administrative expenses.


Interest Expense and Other, Net

         Interest expense increased to $15.1 million for the second quarter of fiscal 1998 compared to $6.8 million for the second quarter of fiscal 1997. The increase primarily related to higher levels of borrowings used to finance the acquisition of the Office Imaging and outsourcing businesses.


Income Taxes

         Income taxes increased to $11.7 million for the second quarter of fiscal 1998 from $8.8 million for the second quarter of fiscal 1997 due to higher levels of earnings. The combined effective income tax rate decreased to 37.3% for the second quarter of fiscal 1998 as compared with an effective income tax rate of 38.0% for the second quarter of fiscal 1997. The rate has decreased due to higher earnings outside of the U.S. for which the effective tax rates are lower.


Net Earnings

         As a result of the above factors, net earnings increased 37% to $19.7 million for the second quarter of fiscal 1998 from $14.4 million for the second quarter of fiscal 1997. As a percentage of revenue, net earnings decreased to 2.4% for the second quarter of fiscal 1998 as compared to 3.4% for the second quarter of fiscal 1997. The decrease was primarily due to the $12.5 million of research and development costs, lower gross profit margins, which were partially offset by the lower margin on selling, general & administrative expenses, and to higher levels of interest expense.


SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1996:


Revenue

         Revenue increased 103% to $1.67 billion for the six months ended September 30, 1997 compared to $822.5 million for the six months ended September 30, 1996. The increase resulted from core growth as well as significant contributions from acquisitions, principally the Office Imaging and outsourcing businesses. In addition, the Company's revenue mix has significantly changed due to the acquisition of the Office Imaging and outsourcing businesses. The acquired businesses generate a higher percentage of revenue from service, supplies and rentals compared to the Company's core operations. As a percentage of total revenue, retail equipment and wholesale sales declined, as retail service, supplies and rentals increased. The Company's current revenue mix is expected to continue in the future.

         As discussed above, the Company's results have been impacted by the strength of the U.S. dollar against certain foreign currencies. Had exchange rates remained stable from a year ago, the Company's revenue for the six months ended September 30, 1997 would have been approximately $47.0 million higher.

Gross Profit

         Gross profit increased 91% to $625.7 million for the six months ended September 30, 1997 from $327.1 million for the six months ended September 30, 1996. The gross profit margin as a percentage of total revenue decreased to 37.5% for the six months ended September 30, 1997 from 39.8% for the six months ended September 30, 1996. The decrease was primarily related to the acquisition of the Office Imaging and outsourcing businesses which have lower individual gross profit margins than the Company's traditional business. Gross profit as a percentage of retail equipment sales decreased to 35.2% for the six months ended September 30, 1997 from 38.4% for the six months ended September 30, 1996 due to the Office Imaging business as well as the higher mix of high-volume equipment being sold. The Company's high-volume equipment sales generate a lower gross profit margin than the Company's other equipment sales. As a percentage of revenue, the gross profit margin on retail service, supplies and rentals decreased to 40.8% for the six months ended September 30, 1997 from 46.9% for the six months ended September 30, 1996 due to the acquisition of the Office Imaging and outsourcing businesses which have lower individual gross profit margins. Danka Services International, the Company's outsourcing operations, has significantly lower gross profit margins due to the nature of the business, and as it continues to grow, this business is expected to impact the Company's overall gross profit margin. The Company's wholesale gross profit margin increased to 19.4% for the six months ended September 30, 1997 from 17.7% for the six months ended September 30, 1996 primarily due to stronger margins on the Company's private label sales.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 92% to $498.7 million for the six months ended September 30, 1997. The increase related to acquisitions made after September 30, 1996, principally the acquisition of the Office Imaging and outsourcing businesses. As a percentage of revenue, selling, general and administrative expenses decreased to 29.9% for the six months ended September 30, 1997 from 31.7% for the six months ended September 30, 1996. The decrease is primarily related to the completion of the Company's Market Based Approach during the Company's first quarter of fiscal 1998 as well as to certain cost savings the Company is beginning to realize through the integration of the acquired businesses. The Market Based Approach reduced certain duplicative administrative costs through the centralization of various management and administrative functions throughout North America. In addition, the Company's selling, general and administrative expenses as a percentage of revenue have also been affected by the acquisition of the Office Imaging business and outsourcing operations, which require lower levels of selling, general and administrative expenses than the Company's traditional business.


Amortization of Intangible Assets

         Amortization of intangible assets remained relatively constant at $9.4 million for the six months ended September 30, 1997 and $9.3 million for the six months ended September 30, 1996.


Research and Development Costs

         In connection with the acquisition of the Office Imaging and outsourcing businesses, the Company is providing funding to Kodak for ongoing research and development through December 31, 2002. For the six months ended September 30, 1997, research and development costs totaled $25.0 million.


Earnings from Operations

         Earnings from operations increased 59% to $92.7 million for the six months ended September 30, 1997. The increase primarily related to increased revenue. As a percentage of revenue, earnings from operations decreased to 5.6% for the six months ended September 30, 1997 from 7.0% for the six months ended September 30, 1996. The decrease was due to the $25.0 million of research and development costs and to lower gross profit margins, which were partially offset by the lower margin on selling, general & administrative expenses.

Interest Expense and Other, Net

         Interest expense increased to $31.8 million for the six months ended September 30, 1997 compared to $11.9 million for the six months ended September 30, 1996. The increase primarily related to higher levels of borrowings used to finance the acquisition of the Office Imaging and outsourcing businesses.


Income Taxes

         Income taxes increased to $22.6 million for the six months ended September 30, 1997 from $17.6 million for the six months ended September 30, 1996 due to higher levels of earnings. The combined effective income tax rate decreased to 37.2% for the six months ended September 30, 1997 as compared with an effective income tax rate of 38.0% for the six months ended September 30, 1996. The rate has decreased due to higher earnings outside of the U.S. for which the effective tax rates are lower.


Net Earnings

         As a result of the above factors, net earnings increased 33% to $38.2 million for the six months ended September 30, 1997 from $28.7 million for the six months ended September 30, 1996. As a percentage of revenue, net earnings decreased to 2.3% for the six months ended September 30, 1997 as compared to 3.5% for the six months ended September 30, 1996. The decrease was primarily due to the $25.0 million of research and development costs, to lower gross profit margins, which were partially offset by the lower margin on selling, general & administrative expenses, and to higher levels of interest expense.


EXCHANGE RATES

         Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. Additionally, the Company declares its dividends in pounds sterling. Fluctuations in exchange rates will affect dividend income measured in U.S. dollars because the Depositary is required to convert pounds sterling into U.S. dollars at the prevailing exchange rates at the time of making any dividend payments or other distributions. The Company operates in over 30 countries worldwide, and therefore, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which the Company operates, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The Company has significantly increased its international business over the last few years and most recently, with the acquisition of the Office Imaging and outsourcing businesses, the Company added 19 new countries. The results of operations, financial condition and competitive position of the Company's business may be affected by the relative strength of its currencies in countries where its products are currently sold. The Company's results of operations and financial condition may be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

         The Company purchases a significant amount of its automated office equipment, related parts and supplies from Japanese manufacturers. The purchase price for most of these products is denominated in local currencies and therefore, short term fluctuations in the local currencies relative to the Japanese yen do not impact the Company's purchase price. However, if the yen were to strengthen significantly against the U.S. dollar, this would impact the yen amounts received by the Company's Japanese manufacturers as they converted the U.S. dollars received from the Company and other dealers into yen. As a result, these Japanese manufacturers could raise prices. The Company has historically been successful in passing price increases on to its customers. However, there can be no assurances that it can continue to do so in the future. Also, most of the Company's service contracts are for one year periods and accordingly, pricing for parts and supplies are not adjusted until the contract is renewed.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flow provided by (used in) operating activities was $29.8 million and ($14.3) million for the six months ended September 30, 1997 and 1996, respectively. The Company experiences increases in certain balance sheet accounts which result primarily from acquisitions as well as from normal working capital needs. More specifically, the acquisition of the Office Imaging and outsourcing businesses has impacted several of the items within the Company's operating cash flow. The Company's inventory levels increased as a result of requirements to purchase various levels of equipment pursuant to supply agreements ("Supply Agreements") with Kodak. The Company continues to build its Office Imaging salesforce and currently expects to meet the purchasing requirements contained in the Supply Agreements with Kodak. Cash flow provided by (used in) investing activities was $33.8 million and ($89.7) million for the six months ended September 30, 1997 and 1996, respectively. The increase in cash flow from investing activities is due to the cash refund of approximately $100.0 million the Company received from Kodak related to the purchase price adjustment provision in the Asset Purchase Agreement. Net cash flow (used in) provided by financing activities was ($102.2) million and $85.9 million for the six months ended September 30, 1997 and 1996, respectively. The decrease was related to payments made during the second quarter of fiscal 1998 on the outstanding debt under the Company's credit agreements.

         In December 1996 the Company signed a six-year $1.275 billion multicurrency credit agreement (the "Credit Agreement") with a consortium of international banks. The proceeds from the Credit Agreement were utilized to purchase the Office Imaging and outsourcing businesses from Eastman Kodak, to repay the outstanding balance under the Company's previous credit facility, as well as for ongoing working capital and general corporate purposes. The Credit Agreement provides the Company with a revolving component in an aggregate amount of up to $725.0 million, and a term loan/letter of credit component of $550.0 million. The Credit Agreement is secured and guaranteed by certain of the Company's subsidiaries and a covenant that the Company will not pledge its assets except as specifically permitted under the terms of the Credit Agreement. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The adjustable interest rate on the Credit Agreement is, at the option of the Company, either:
(i) the London InterBank Offered Rate plus a tiered margin based on leverage for the periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the lead bank's prime rate or the Federal Funds Rate plus 0.5%. As of September 30, 1997 the Credit Agreement had an outstanding balance of approximately $237.2 million under the revolving component and $519.7 million under the term loan, all of which was incurring interest at a weighted average rate of 5.7% per annum. Therefore, subject to availability under the covenants, $518.1 million was available for future borrowings.

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

         The Company has a number of other loans and credit facility arrangements with banks, financial institutions and certain individuals, which had an aggregate balance of $28.0 million at September 30, 1997. This balance is primarily comprised of various cash management lines of credit (the "Lines") in each of the countries in which the Company operates. The Lines provide for daily liquidity of local operations in each such country. These loans vary widely in terms and conditions.

         While the Company does not have any other material contractual commitments other than the funding of Kodak's research and development efforts, additional investments in facilities and computer equipment will continue to be necessary to support the anticipated growth of the business, and the transition of the Office Imaging and outsourcing businesses off of Kodak's computer system. The Company's cash flow from operations together with the borrowing capacity under the Credit Agreement are expected to be adequate to finance its operating cash requirements and capital expenditures for the short-term. It is anticipated that future acquisitions and growth in the long-term will be funded primarily with cash flow from operations, borrowings available under the Credit Agreement, other credit sources and, where desirable, funding from the sale of additional debt or equity securities.

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


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained throughout this Form 10-Q such as statements concerning the anticipated effect of the acquisition of the Office Imaging and outsourcing businesses (the "Acquisition") have on the Company's expenses, productivity, and earnings, the expected synergies and efficiencies resulting from the integration of the Acquisition, future intentions for reducing costs and prospects for improving margins and maximizing profitability from the Acquisition, and from the anticipated growth of digital and color equipment and other statements contained herein regarding matters that are not historical facts are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that might cause such differences include, among others, the following: (i) the Company's ability to manage and operate the Office Imaging and outsourcing businesses, (ii) the demands that the Acquisition and integration of the Office Imaging and outsourcing businesses will place, and the effect that such demands will have, on the Company's resources, infrastructure and current operations,
(iii) the Company's ability to successfully operate in new international markets, (iv) the ability of the Company to retain current management and other employees of the Office Imaging and outsourcing businesses accustomed to different corporate culture, compensation arrangements and benefits, (v) the Company's ability to successfully manage and reduce the increased debt resulting from the Acquisition, (vi) the Company's ability to achieve the minimum equipment purchase commitments under the Supply Agreements and successfully sell the resulting inventory at satisfactory prices, (vii) the Company's ability to obtain an alternative and acceptable source of high-volume equipment and related parts and supplies in the event the Supply Agreements are not renegotiated or Kodak equipment is not competitive in the marketplace, (viii) increased competition resulting from other high-volume copier distributors and the discounting of such copiers by competitors, (ix) fluctuations in foreign currency, (x) domestic and foreign political developments and governmental regulations and policies, (xi) increased costs resulting from technological developments, (xii) general economic and business conditions, (xiii) future performance of the Office Imaging and outsourcing businesses and the Company's current business, (xiv) the ability of the Company to successfully implement its growth and business strategy, (xv) the ability of the Company to continue to receive acceptable financing as required in the future, (xvi) the Company's inability to achieve substantial operating cost reductions and efficiencies in productivity, (xvii) the potential for unanticipated increases in expenditures for labor, equipment, inventory, materials and supplies required to manage the increased size of the Company as a result of the Acquisition, (xviii) the ability of the Company to continue to gain access to and successfully distribute new and current products brought to the marketplace at competitive costs and prices, (xix) the ultimate amount of additional costs associated with the integration and the amount and timing of realization of benefits from such integration, and (xx) there can be no assurances that the implementation of the Company's integration model tested in Canada will be successful in other areas of the world. Readers are cautioned not to place undue reliance on the forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to update the forward looking statements to reflect events or circumstances that arise after the date hereof.

PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS.

         Not applicable.


ITEM 2. CHANGES IN SECURITIES.

         Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual General Meeting of shareholders of Danka Business Systems PLC was held on July 25, 1997. At the meeting, the following actions were taken by the shareholders:

         1. The payment of a final dividend for fiscal year 1997 in the amount of 1.30 pence per Ordinary share (net) was authorized. The voting on the resolution was as follows:

            FOR                       188,287,322
            AGAINST                        77,880
            ABSTAINED                      14,000

         2. Approval not to fill the office of Director which was vacated by the retirement of David S. Hooker and not offered for re-election. The voting on the resolution was as follows:

            FOR                       188,254,270
            AGAINST                       110,932
            ABSTAINED                      14,000

         3. David W. Kendall was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

            FOR                       188,230,054
            AGAINST                       135,148
            ABSTAINED                      14,000

         4. Keith J. Merrifield was elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

            FOR                       187,451,054
            AGAINST                       904,148
            ABSTAINED                      24,000

         5. KPMG was appointed as the Company's auditors for fiscal year 1998, and the Board of Directors was authorized to fix the auditor's remuneration. The voting on the resolution was as follows:

            FOR                       187,722,708
            AGAINST                       562,844
            ABSTAINED                      93,650

         6. The Board of Directors of the Company was granted the authority to allot securities up to an aggregate nominal amount of (pound)945,112. The voting on the resolution was as follows:

            FOR                       177,974,484
            AGAINST                    10,390,718
            ABSTAINED                      14,000

         7. The Board of Directors of the Company was granted the authority to allot equity securities up to an aggregate nominal amount of (pound)567,068 without providing certain pre-emptive rights. The voting on the resolution was as follows:

            FOR                       165,975,013
            AGAINST                    21,819,949
            ABSTAINED                     584,240

         8. The Company was granted the authority to buy back up to 10% of its outstanding share capital. The voting on the resolution was as follows:

            FOR                       178,719,110
            AGAINST                     9,641,292
            ABSTAINED                      18,800


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


            (b)   Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K this period.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DANKA BUSINESS SYSTEMS PLC
                                    --------------------------
                                            (Registrant)



Date:  November 12, 1997            /S/ DAVID C. SNELL, Finance Director
     -------------------------      ------------------------------------
                                    David C. Snell, Finance Director
                                    (Executive Vice President and the
                                    Principal Accounting Officer)