Form 10-Q
period 1997-12-31
DANKA BUSINESS SYSTEMS PLC
filed 1998-02-12
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         _______________

         Commission file number:  0-20828

                           DANKA BUSINESS SYSTEMS PLC
________________________________________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND                                   98-0052869
_______________________________________   ______________________________________
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

11201 DANKA CIRCLE NORTH
ST. PETERSBURG, FLORIDA                   33716
________________________________________  _____________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  813-576-6003

                                 NOT APPLICABLE
________________________________________________________________________________
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 227,428,365 Ordinary Shares outstanding as of December 31, 1997.

                                      INDEX





     PART I - FINANCIAL

     INFORMATION                                                                      Page
                                                                                      ----

         Item 1 - Consolidated Financial Statements

               Consolidated Statements of Earnings for the three months ended
               December 31,1997 and 1996 (Unaudited)                                    3

               Consolidated Statements of Earnings for the nine months ended
               December 31, 1997 and 1996 (Unaudited)                                   4

               Condensed Consolidated Balance Sheets as of December 31, 1997
               (Unaudited) and March 31, 1997                                           5

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended December 31, 1997 and 1996 (Unaudited)                             6


               Consolidated Statement of Shareholders' Equity for the nine months
               ended December 31, 1997 (Unaudited)                                      7

               Notes to Consolidated Financial Statements (Unaudited)
                                                                                        8


         Item 2 -  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
                                                                                       10




     PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                    20

         Item 2 - Changes in Securities                                                20

         Item 3 - Defaults upon Senior Securities                                      20

         Item 4 - Submission of Matters to a Vote of Security Holders                  20

         Item 5 - Other Information                                                    20

         Item 6 - Exhibits and Reports on Form 8-K                                     21

     Signature                                                                         23

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)

                                                                   FOR THE THREE MONTHS ENDED
                                                            -----------------------------------------
                                                               DECEMBER 31,          DECEMBER 31,
                                                                   1997                  1996
--------------------------------------------------------    -------------------   -------------------
                                                               (UNAUDITED)           (UNAUDITED)
REVENUE:
Retail equipment sales                                      $          247,320    $          159,313
Retail service, supplies and rentals                                   523,864               217,177
Wholesale                                                               71,792                64,656
--------------------------------------------------------    -------------------   -------------------
Total revenue                                                          842,976               441,146
--------------------------------------------------------    -------------------   -------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                         169,804                99,360
Retail service, supplies and rental costs                              308,416               115,835
Wholesale costs of revenue                                              58,648                53,129
Selling, general and administrative expenses                           261,242               134,233
Amortization of intangible assets                                        6,791                 5,165
Research and development costs                                          12,501                    --
Restructuring charges                                                   11,000                35,000
--------------------------------------------------------    -------------------   -------------------
Total costs and operating expenses                                     828,402               442,722
--------------------------------------------------------    -------------------   -------------------
EARNINGS (LOSS) FROM OPERATIONS                                         14,574                (1,576)
Interest expense and other, net                                         15,168                 6,978
--------------------------------------------------------    -------------------   -------------------
LOSS BEFORE INCOME TAXES                                                  (594)               (8,554)
Provision for income taxes                                                (221)               (3,216)
--------------------------------------------------------    -------------------   -------------------
LOSS BEFORE EXTRAORDINARY ITEM                                            (373)               (5,338)
Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit (1996: $349)                           --                   578
--------------------------------------------------------    -------------------   -------------------
NET LOSS                                                    $              (373)  $            (5,916)
--------------------------------------------------------    ===================   ===================

BASIC LOSS PER ADS:
   Loss before extraordinary item                           $             (0.01)  $             (0.09)
   Extraordinary item                                                       --                  (0.01)
--------------------------------------------------------    -------------------   -------------------
   Net loss per ADS                                         $             (0.01)  $             (0.10)
--------------------------------------------------------    -------------------   -------------------
Weighted average ADSs                                                    56,847                56,555

DILUTED LOSS PER ADS:
   Loss before extraordinary item                           $            (0.01)  $              (0.09)
   Extraordinary item                                                       --                  (0.01)
--------------------------------------------------------    -------------------   -------------------
   Net loss per ADS                                         $            (0.01)  $             (0.10)
--------------------------------------------------------    -------------------   -------------------
Weighted average ADSs                                                   56,847                56,555

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)


                                                                   FOR THE NINE MONTHS ENDED
                                                            -----------------------------------------
                                                               DECEMBER 31,          DECEMBER 31,
                                                                   1997                  1996
--------------------------------------------------------    -------------------   -------------------
                                                               (UNAUDITED)           (UNAUDITED)
REVENUE:
Retail equipment sales                                      $          732,774    $          464,555
Retail service, supplies and rentals                                 1,579,327               622,450
Wholesale                                                              197,226               176,624
--------------------------------------------------------    -------------------   -------------------
Total revenue                                                        2,509,327             1,263,629
--------------------------------------------------------    -------------------   -------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                         484,328               287,332
Retail service, supplies and rental costs                              933,418               331,067
Wholesale costs of revenue                                             159,783               145,291
Selling, general and administrative expenses                           759,921               393,849
Amortization of intangible assets                                       16,143                14,466
Research and development costs                                          37,503                    --
Restructuring charges                                                   11,000                35,000
--------------------------------------------------------    -------------------   -------------------
Total costs and operating expenses                                   2,402,096             1,207,005
--------------------------------------------------------    -------------------   -------------------
EARNINGS FROM OPERATIONS                                               107,231                56,624
Interest expense and other, net                                         47,011                18,843
--------------------------------------------------------    -------------------   -------------------
EARNINGS BEFORE INCOME TAXES                                            60,220                37,781
Provision for income taxes                                              22,402                14,391
--------------------------------------------------------    -------------------   -------------------
EARNINGS BEFORE EXTRAORDINARY ITEM                                      37,818                23,390
Extraordinary item - loss on early extinguishment
  of debt, net of income tax benefit (1996: $349)                           --                   578
--------------------------------------------------------    -------------------   -------------------
NET EARNINGS                                                $            37,818   $            22,812
========================================================    ===================   ===================

BASIC EARNINGS PER ADS:
   Earnings before extraordinary item                       $              0.67   $              0.42
   Extraordinary item                                                        --                 (0.01)
--------------------------------------------------------    -------------------   -------------------
   Net earnings per ADS                                     $              0.67   $              0.41
--------------------------------------------------------    -------------------   -------------------
Weighted average ADSs                                                    56,777                56,144

DILUTED EARNINGS PER ADS:
   Earnings before extraordinary item                       $              0.65   $              0.41
   Extraordinary item                                                        --                 (0.01)
--------------------------------------------------------    -------------------   -------------------
   Net earnings per ADS                                     $              0.65   $              0.40
--------------------------------------------------------    -------------------   -------------------
Weighted average ADSs                                                    57,897                57,706

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                                DECEMBER 31,                MARCH 31,
                                                                                    1997                      1997
----------------------------------------------------------------------       --------------------      --------------------
                                                                                 (UNAUDITED)                (AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                    $            49,860       $            73,875
Accounts receivable, net                                                                 650,524                   758,903
Inventories                                                                              563,804                   488,931
Prepaid expenses and other current assets                                                 41,737                    39,534
----------------------------------------------------------------------       --------------------      --------------------
TOTAL CURRENT ASSETS                                                                   1,305,925                 1,361,243
Equipment on operating leases, net                                                       280,612                   311,069
Property and equipment, net                                                               95,722                    87,768
Intangible assets, net                                                                   490,373                   467,362
Other assets                                                                             110,849                   125,262
----------------------------------------------------------------------       --------------------      --------------------
TOTAL ASSETS                                                                 $         2,283,481       $         2,352,704
----------------------------------------------------------------------       ====================      ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable                       $           105,192       $            41,385
Accounts payable                                                                         358,650                   358,257
Accrued expenses and other current liabilities                                           309,159                   305,296
Deferred revenue                                                                          64,395                    69,149
----------------------------------------------------------------------       --------------------      --------------------
TOTAL CURRENT LIABILITIES                                                                837,396                   774,087
Convertible subordinated notes                                                           200,000                   200,000
Other long-term debt                                                                     703,981                   859,823
Deferred income taxes and other long-term liabilities                                     59,343                    53,063
----------------------------------------------------------------------       --------------------      --------------------
TOTAL LIABILITIES                                                                      1,800,720                 1,886,973
----------------------------------------------------------------------       ====================      ====================
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
authorized; 227,428,365 and 226,827,049 issued
and outstanding                                                                            4,744                     4,734
Additional paid-in capital                                                               304,152                   301,623
Retained earnings                                                                        213,501                   186,306
Currency translation adjustment                                                          (39,636)                  (26,932)
----------------------------------------------------------------------       --------------------      --------------------

TOTAL SHAREHOLDERS' EQUITY                                                               482,761                   465,731
----------------------------------------------------------------------       --------------------      --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $         2,283,481       $         2,352,704
----------------------------------------------------------------------       ====================      ====================


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                            ----------------------------------------------
                                                                              DECEMBER 31,                DECEMBER 31,
                                                                                  1997                        1996
--------------------------------------------------------------------------  ------------------          ------------------
                                                                               (UNAUDITED)                 (UNAUDITED)
OPERATING ACTIVITIES
Net earnings                                                                $          37,818           $          22,812
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                                      139,942                      57,513
   Loss (gain) on sale of property and equipment                                        1,293                     (1,372)
   Proceeds from sale of rental equipment                                              13,403                       8,948
   Extraordinary item                                                                      --                         927
   Changes in assets and liabilities, net of effects from the purchase of subsidiaries:
      Accounts receivable                                                             (21,509)                    (11,483)
      Inventories                                                                     (81,775)                    (46,004)
      Prepaid expenses and other current assets                                        (2,982)                     (2,670)
      Other noncurrent assets                                                          15,390                     (12,653)
      Accounts payable                                                                  4,305                     (19,868)
      Accrued expenses                                                                (43,407)                     17,660
      Deferred revenue                                                                 (2,455)                     (9,511)
      Deferred income taxes and other long-term liabilities                            (3,126)                      4,090
--------------------------------------------------------------------------  ------------------          ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              56,897                       8,389
--------------------------------------------------------------------------  ------------------          ------------------
INVESTING ACTIVITIES
Capital expenditures                                                                 (129,694)                    (58,621)
Proceeds from sale of property and equipment                                            7,999                       3,859
Proceeds from settlement of prior year acquisition,
     net of (payments) for purchases of subsidiaries                                  104,024                    (795,230)
--------------------------------------------------------------------------  ------------------          ------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (17,671)                   (849,992)
--------------------------------------------------------------------------  ------------------          ------------------
FINANCING ACTIVITIES
Net (payments) borrowings under line of credit agreements                             (65,761)                    908,261
Principal payments on debt                                                             (2,478)                    (18,040)
Proceeds from stock options exercised                                                   2,539                         285
Dividends                                                                              (4,847)                     (4,075)
--------------------------------------------------------------------------  ------------------          ------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                   (70,547)                    886,431
--------------------------------------------------------------------------  ------------------          ------------------
EFFECT OF EXCHANGE RATES                                                                7,306                      (9,044)
--------------------------------------------------------------------------  ------------------          ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (24,015)                     35,784
Cash and cash equivalents, beginning of period                                         73,875                      38,217

--------------------------------------------------------------------------  ------------------          ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $          49,860           $          74,001
--------------------------------------------------------------------------  ==================          ==================

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1997
(IN THOUSANDS)



                                                       ADDITIONAL                         CURRENCY
                                        ORDINARY        PAID-IN         RETAINED        TRANSLATION
                                         SHARES         CAPITAL         EARNINGS         ADJUSTMENT           TOTAL
------------------------------------   ------------   -------------   --------------   ---------------    ---------------
                                       (Unaudited)    (Unaudited)      (Unaudited)      (Unaudited)        (Unaudited)

BALANCES AT MARCH 31, 1997             $     4,734    $    301,623    $     186,306    $     (26,932)     $      465,731

Net earnings                                                                 37,818                               37,818

Dividends                                                                   (10,623)                             (10,623)

Shares issued under employee
       option plan                              10           2,529                                                 2,539

Currency translation adjustment                                                               (12,704)           (12,704)

------------------------------------   ------------   -------------   --------------   ---------------    ---------------
BALANCES AT DECEMBER 31, 1997          $     4,744    $    304,152    $     213,501    $      (39,636)     $     482,761
------------------------------------   ============   =============   ==============   ===============    ===============

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 1997, consolidated statements of earnings for the three months and nine months ended December 31, 1997 and 1996, the consolidated statement of shareholders' equity for the nine months ended December 31, 1997, and the consolidated statements of cash flows for the nine months ended December 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. Certain amounts in the condensed consolidated balance sheet as of March 31, 1997 have been reclassified to conform to the current year presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's Annual Report for the year ended March 31, 1997.


NOTE 2. RESTRUCTURING CHARGES

FISCAL 1998 RESTRUCTURING CHARGE:

In December 1997, the Company recorded an $11.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Eastman Kodak Company ("Kodak") with Danka's existing sales and service network. The restructuring charge principally consists of severance and other employee termination benefits, and will result in the separation of over 1,000 employees worldwide. These reductions are principally coming from sales support, administration and management, and are expected to be completed on a worldwide basis by December 1998.

FISCAL 1997 RESTRUCTURING CHARGE:

In December 1996, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Kodak and the related transition to the Company's Market Based Approach in North America. As of December 31, 1997, approximately $14.4 million remained in accrued liabilities, primarily for the closing of duplicate facilities. The closure of these facilities is expected to continue through calendar year 1998.


NOTE 3. PENDING LITIGATION

Following the Company's December 16, 1997 announcement regarding the expected shortfall in revenue and earnings for the third fiscal quarter and 1998 fiscal year, purported class action lawsuits were filed in federal court in Florida against the Company and certain of its directors and officers, alleging violations of the federal securities laws. The cases are in the early stages and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuits.


NOTE 4. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is effective for annual and interim periods ending after December 15, 1997. Statement No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the Consolidated Statement of Earnings. Basic EPS is computed by dividing net earnings by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock. The Company has implemented Statement No. 128 for the three months and the nine months ended December 31, 1997 and December 31, 1996.

The following tables reconcile the numerators and denominators of the basic and diluted EPS computations:


                                                     FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31, 1997
                                          --------------------------------------------------
(In thousands except per share amounts)      INCOME             SHARES          PER-SHARE
                                           (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                          --------------  ------------------   -------------

Net loss                                  $        (373)

BASIC LOSS PER ADS:
  Income available to shareholders        $        (373)            56,847    $       (0.01)
                                          ==============  ==================   =============

Note: Basic loss per ADS equals diluted loss per ADS due to the net loss incurred by the Company for the three months ended December 31, 1997.



                                                   FOR THE NINE MONTHS ENDED
                                                        DECEMBER 31, 1997
                                       ---------------------------------------------------
(In thousands except per share             INCOME            SHARES           PER-SHARE
amounts)                                (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                       ---------------   ----------------   --------------
Net earnings                           $      37,818

BASIC EARNINGS PER ADS:
  Income available to shareholders            37,818              56,777    $        0.67
                                                                            ==============

EFFECT OF DILUTIVE SECURITIES:
  Stock options                                                   1,120
                                                         ---------------

DILUTED EARNINGS PER ADS:
  Income available to shareholders
        plus assumed conversion        $      37,818             57,897     $       0.65
                                       ===============   ================   ==============


The effect of the Company's $200.0 million of Convertible Subordinated Notes are not included in the computation of diluted EPS for the three months and the nine months ended December 31, 1997 because they are anti-dilutive.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The Company's goal is to increase its net margins through certain cost efficiencies and synergies it expects to achieve by integrating Danka Office Imaging with the Company's core operations, currently known as Danka Office Products ("OP"). In September 1997, the Company announced its global integration project (the "Uniting Danka Project"), with a goal of accelerating the unification of Danka Office Imaging with Danka Office Products. The Company chose to accelerate the integration process after careful consideration of the responses by customers and employees. Management having received advice from independent consultants, based their decision to immediately combine the two organizations upon their belief that an accelerated integration plan was in the long-term best interest of the Company.

        During the second quarter, the Company completed the realignment of its geographical reporting responsibilities. The organization was split into two regions: Danka Americas and Danka International. Danka Americas includes the United States, Canada and Latin America. Danka International includes Europe, Asia/Pacific and Australia. These geographic regions are supported by the Company's areas of specialization which operate worldwide, including Finance & Planning and Markets & Strategy. Management of the Company was realigned to conform with the organizational changes.

        On December 16, 1997 the Company announced that the Uniting Danka Project was progressing slower than anticipated and that the Company's accelerated integration plan was impacting its operations and financial results, and therefore resulting in a shortfall in expected revenue and earnings. Although the benefits of the combined organization are being realized slower than initially expected in September 1997, and while there can be no assurances that such benefits will ultimately be achieved to the extent that the Company strives to attain them, the Company remains committed to the complete integration of the two organizations.

        The Company is implementing several key projects which are designed with the goal of maximizing the future benefits of the integration. The first is the development and transition to a common, global information technology ("IT") system. The Company has been making significant investments in its information technology and operations infrastructures, including the use of various independent computer and process improvement consulting groups. The Company believes that these investments are an important element in its efforts to successfully integrate the businesses and to provide a solid foundation for future growth. The Company's goal is to link the sales, service, billing and finance efforts electronically, with the goal of providing better service to its customers as well as improving communication to and support of its employees. As previously announced, the Company expects to incur an additional $4-5 million during the fourth quarter related to the acceleration of its move to a single IT system. The final stages of the transition of Danka OP to the Foresight system was completed in December 1997, and the transition of the Office Imaging business is expected to be complete by the end of calendar 1998. The second project is the consolidation of real estate. The Company expects to generate savings through the closure of duplicate facilities and is currently in the process of consolidating and centralizing its U.S. dispatch call centers. The closure of real estate throughout the Company is expected to be completed by the end of calendar 1998. Finally, as announced in December 1997, the Company estimates it will eliminate more than 1,000 positions to improve efficiencies and maximize productivity. By the end of January 1998, the Company had reduced the workforce by approximately one third of these positions, and expects the balance of the 1,000 plus reductions to be completed by December 1998. The reductions in the workforce are principally coming from sales support, administration and management. The Company believes these projects are essential to the future success of the Company's integration plan and remains confident that the Company can successfully meet the challenges currently facing it.

        Following the Company's December 16, 1997 announcement regarding the expected shortfall in revenue and earnings for the third quarter and 1998 fiscal year, purported class action lawsuits were filed in federal court against the Company and certain of its directors and officers, alleging violations of the federal securities laws. The cases are in the early stages and while it is impossible to predict the outcome and impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuits.

        The Company has completed numerous acquisitions throughout its history. The acquisition of the Office Imaging business and Danka Services International, which is expected to add over $1.5 billion in annual revenue, was the Company's largest to date. The acquisition was completed on December 31, 1996 and added over 300 new locations in more than 15 new countries, and approximately 10,000 employees. The Company's historical level of acquisition activity is expected to be limited in the near future as the Company concentrates on the integration of Danka Office Imaging with Danka OP.

            The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's Consolidated Statements of Earnings:

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                               ------------------            -----------------
                                                   DECEMBER 31,                DECEMBER 31,
                                                   ------------                ------------
                                                1997         1996             1997        1996
                                                ----         ----             ----        ----
     Revenue:
       Retail equipment sales..............     29.4%        36.1%            29.2%       36.8%
       Retail service, supplies and rentals     62.1         49.2             62.9        49.2
       Wholesale...........................      8.5         14.7              7.9        14.0
                                                ----         ----              ---         ---
           Total revenue...................    100.0        100.0            100.0       100.0
     Cost of revenue.......................     63.7         60.8             62.9        60.4
                                                ----         ----              ---         ---
     Gross profit..........................     36.3         39.2             37.1        39.6
     Selling, general and administrative
       expenses............................     31.0         30.4             30.3        31.2
     Amortization of intangible assets.....      0.8          1.2              0.6         1.1
     Research and development costs........      1.5           --              1.5          --
     Restructuring charges.................      1.3          7.9              0.4         2.8
                                                ----         ----              ---         ---
           Earnings (loss) from operations.      1.7         (0.3)             4.3         4.5
     Interest expense and other, net.......      1.8          1.6              1.9         1.5
                                                ----         ----              ---         ---
           Earnings (loss) before income
             taxes.........................     (0.1)        (1.9)             2.4         3.0
     Provision for income taxes............      --          (0.7)             0.9         1.2
                                                ----         ----              ---         ---
           Earnings (loss) before
             extraordinary item............     (0.1)        (1.2)             1.5         1.8
     Extraordinary item - loss on early
             extinguishment of debt, net of
             tax benefit...................      --           0.1               --          --
                                                ----         ----              ---         ---
          Net earnings (loss)..............     (0.1)%       (1.3)%            1.5%        1.8%
                                               =====        =====              ===         ===

            The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                              ------------------              -----------------
                                                  DECEMBER 31,                  DECEMBER 31,
                                                  ------------                  ------------
                                                1997        1996              1997        1996
                                                ----        ----              ----        ----


      Retail equipment sales...............     31.3%       37.6%             33.9%       38.1%
      Retail service, supplies and rentals.     41.1        46.7              40.9        46.8
      Wholesale............................     18.3        17.8              19.0        17.7


     QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31,
     1996:

     Revenue

            Revenue increased 91% to $843.0 million for the three months ended December 31, 1997 ("third quarter of fiscal 1998") compared to $441.1 million for the three months ended December 31, 1996 ("third quarter of fiscal 1997"). The increase resulted from significant contributions from acquisitions, principally the Office Imaging and outsourcing businesses. In addition, the Company's revenue mix has significantly changed due to the acquisition of the Office Imaging and outsourcing businesses. The acquired businesses generate a higher percentage of revenue from service, supplies and rentals compared to the Company's core operations. As a percentage of total revenue, retail equipment and wholesale sales declined, as retail service, supplies and rentals have increased. The Company's current revenue mix is expected to continue in the future.

            An increasing amount of the Company's revenue is generated in countries outside of the United States. Due to the strength of the U.S. dollar against certain foreign currencies, the Company's revenue comparisons were negatively impacted by approximately $32.0 million during the third quarter of fiscal 1998.

     Gross Profit

            Gross profit increased 77% to $306.1 million for the third quarter of fiscal 1998 from $172.8 million for the third quarter of fiscal 1997. The gross profit margin as a percentage of total revenue decreased to 36.3% for the third quarter of fiscal 1998 from 39.2% for the third quarter of fiscal 1997. The decrease in the Company's gross profit margin was primarily due to two factors. First, the decrease was related to the acquisition of the Office Imaging and outsourcing businesses which have lower individual gross profit margins than the Company's traditional business. Second, the gross profit margin was affected by a $10.0 million provision taken for the anticipated shortfall in equipment purchases under the Kodak multi-year supply agreements. Gross profit as a percentage of retail equipment sales decreased to 31.3% for the third quarter of fiscal 1998 from 37.6% for the third quarter of fiscal 1997. The decrease was due to the factors discussed above and to the higher mix of high-volume equipment being sold. The Company's high-volume equipment sales generate a lower gross profit margin than the Company's other equipment sales. As a percentage of revenue, the gross profit margin on retail service, supplies and rentals decreased to 41.1% for the third quarter of fiscal 1998 from 46.7% for the third quarter of fiscal 1997 due to the acquisition of the Office Imaging and outsourcing businesses which have lower individual gross profit margins. Danka Services International, the Company's outsourcing operations, has significantly lower gross profit margins due to the nature of the business, and as it continues to grow, this business is expected to impact the Company's overall gross profit margin. The Company's wholesale gross profit margin increased to 18.3% for the third quarter of fiscal 1998 from 17.8% for the third quarter of fiscal 1997 primarily due to stronger margins on the Company's private label sales.

     Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased 95% to $261.2 million for the third quarter of fiscal 1998. The increase is primarily related to acquisitions made last year, principally the acquisition of the Office Imaging and outsourcing businesses. As a percentage of revenue, selling, general and administrative expenses increased to 31.0% for the third quarter of fiscal 1998 from 30.4% for the third quarter of fiscal 1997. This increase is principally related to investments and costs associated with the Company's Uniting Danka Project.

     Amortization of Intangible Assets

            Amortization of intangible assets increased to $6.8 million for the third quarter of fiscal 1998 from $5.2 million for the third quarter of fiscal 1997. The increase is principally related to goodwill associated with the acquisition of the Office Imaging and outsourcing businesses.

     Research and Development Costs

            In connection with the acquisition of the Office Imaging and outsourcing businesses, the Company is providing funding to Kodak for ongoing research and development through December 31, 2002. For the third quarter of fiscal 1998, research and development costs totaled $12.5 million.

     Restructuring Charges

            The Company recorded an $11.0 million pre-tax restructuring charge during the third quarter of fiscal 1998, principally related to the integration of the Office Imaging and outsourcing businesses. The restructuring charge principally consists of severance and other employee termination benefits. Similarly, in the third quarter of fiscal 1997, the Company recorded a $35.0 million pre-tax restructuring charge related to the integration of the Office Imaging and outsourcing businesses and to the transition to the Company's Market Based Approach in North America.

     Earnings from Operations

            Earnings from operations increased to $14.6 million for the third quarter of fiscal 1998 from a $1.6 million operating loss for the third quarter of fiscal 1997. Earnings from operations for the third quarter of fiscal 1998 were impacted by the $11.0 million pre-tax restructuring charge, the $10.0 million provision for the anticipated shortfall in equipment purchases, the $12.5 million in research and development costs and the higher levels of selling, general and administrative expenses. The operating loss for the third quarter of fiscal 1997 was principally related to the $35.0 million pre-tax restructuring charge related to the integration of the Office Imaging and outsourcing businesses and to the transition to the Company's Market Based Approach in North America. As a percentage of revenue, earnings from operations for the third quarter of fiscal 1998 were 1.7%.

     Interest Expense and Other, Net

            Interest expense increased to $15.2 million for the third quarter of fiscal 1998 compared to $7.0 million for the third quarter of fiscal 1997. The increase primarily related to higher levels of borrowings used to finance the acquisition of the Office Imaging and outsourcing businesses.

     Income Taxes

            The Company recorded an income tax benefit of $0.2 million for the third quarter of fiscal 1998 compared to a benefit of $3.2 million for the third quarter of fiscal 1997. The combined effective income tax rate decreased to 37.2% for the third quarter of fiscal 1998 as compared with an effective income tax rate of 37.6% for the third quarter of fiscal 1997. The rate has decreased due to higher earnings outside of the U.S. for which the effective tax rates are lower.

     Net Loss

            As a result of the above factors, the Company incurred a net loss for the third quarter of fiscal 1998 of $0.4 million compared to a net loss of $5.9 million for the third quarter of fiscal 1997. The net loss for the third quarter of fiscal 1998 principally resulted from the $11.0 million pre-tax restructuring charge, the $10.0 million provision for the anticipated shortfall in equipment purchases, the $12.5 million in research and development costs and the higher levels of selling, general and administrative expenses. The Company also experienced higher levels of interest expense for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The third quarter of fiscal 1997 was impacted by the $35.0 million pre-tax restructuring charge and the extraordinary item.


     NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996:

     Revenue

            Revenue increased 99% to $2.509 billion for the nine months ended December 31, 1997 compared to $1.264 billion for the nine months ended December 31, 1996. The increase resulted from significant contributions from acquisitions, principally the Office Imaging and outsourcing businesses. In addition, the Company's revenue mix has significantly changed due to the acquisition of the Office Imaging and outsourcing businesses. The acquired businesses generate a higher percentage of revenue from service, supplies and rentals compared to the Company's core operations. As a percentage of total revenue, retail equipment and wholesale sales declined, as retail service, supplies and rentals increased. The Company's current revenue mix is expected to continue in the future.

            As discussed above, the Company's results have been impacted by the strength of the U.S. dollar against certain foreign currencies. Had exchange rates remained unchanged from a year ago, the Company's revenue for the nine months ended December 31, 1997 would have been approximately $79.0 million higher.

     Gross Profit

            Gross profit increased 86% to $931.8 million for the nine months ended December 31, 1997 from $500.0 million for the nine months ended December 31, 1996. The gross profit margin as a percentage of total revenue decreased to 37.1% for the nine months ended December 31, 1997 from 39.6% for the nine months ended December 31, 1996. The decrease was primarily related to the acquisition of the Office Imaging and outsourcing businesses which have lower individual gross profit margins than the Company's traditional business. The gross profit margin was also affected by a $10.0 million provision for the anticipated shortfall in equipment purchases under the Kodak multi-year supply agreements recorded during the third quarter of fiscal 1998. Gross profit as a percentage of retail equipment sales decreased to 33.9% for the nine months ended December 31, 1997 from 38.1% for the nine months ended December 31, 1996. The decrease was due to the factors discussed above and to the higher mix of high-volume equipment being sold. The Company's high-volume equipment sales generate a lower gross profit margin than the Company's other equipment sales. As a percentage of revenue, the gross profit margin on retail service, supplies and rentals decreased to 40.9% for the nine months ended December 31, 1997 from 46.8% for the nine months ended December 31, 1996 due to the acquisition of the Office Imaging and outsourcing businesses which have lower individual gross profit margins. Danka Services International, the Company's outsourcing operations, has significantly lower gross profit margins due to the nature of the business, and as it continues to grow, this business is expected to impact the Company's overall gross profit margin. The Company's wholesale gross profit margin increased to 19.0% for the nine months ended December 31, 1997 from 17.7% for the nine months ended December 31, 1996 primarily due to stronger margins on the Company's private label sales.

     Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased 93% to $760.0 million for the nine months ended December 31, 1997 from $393.8 million for the nine months ended December 31, 1996. The increase is primarily related to acquisitions made last year, principally the acquisition of the Office Imaging and outsourcing businesses. As a percentage of total revenue, selling, general and administrative expenses decreased to 30.3% for the nine months ended December 31, 1997 from 31.2% for the nine months ended December 31, 1996. The decrease is primarily related to the completion of the Company's transition to the Market Based Approach during the first quarter of fiscal 1998 which reduced certain duplicative administrative costs through the centralization of various management and administrative functions throughout North America.

     Amortization of Intangible Assets

            Amortization of intangible assets increased to $16.1 million for the nine months ended December 31, 1997 from $14.5 million for the nine months ended December 31, 1996. The increase is principally related to goodwill associated with the acquisition of the Office Imaging and outsourcing businesses.

     Research and Development Costs

            In connection with the acquisition of the Office Imaging and outsourcing businesses, the Company is providing funding to Kodak for ongoing research and development through December 31, 2002. For the nine months ended December 31, 1997, research and development costs totaled $37.5 million.

     Restructuring Charges

            The Company recorded an $11.0 million pre-tax restructuring charge during the third quarter of fiscal 1998, principally related to the integration of the Office Imaging and outsourcing businesses. The restructuring charge principally consists of severance and other employee termination benefits. Similarly, in the third quarter of fiscal 1997, the Company recorded a $35.0 million pre-tax restructuring charge related to the integration of the Office Imaging and outsourcing businesses and to the transition to the Company's Market Based Approach in North America.

     Earnings from Operations

            Earnings from operations increased 89% to $107.2 million for the nine months ended December 31, 1997 from $56.6 million for the nine months ended December 31, 1996. As a percentage of total revenue, earnings from operations decreased to 4.3% for the nine months ended December 31, 1997 from 4.5% for the nine months ended December 31, 1996. The Company's earnings from operations for the nine months ended December 31, 1997 were impacted by the $11.0 million pre-tax restructuring charge, the $10.0 million provision for the anticipated shortfall in equipment purchases and the $37.5 million in research and development costs. The Company's earnings from operations for the nine months ended December 31, 1996 were impacted by the $35.0 million pre-tax restructuring charge taken during the third quarter of fiscal 1997.

     Interest Expense and Other, Net

            Interest expense increased to $47.0 million for the nine months ended December 31, 1997 from $18.8 million for the nine months ended December 31, 1996. The increase primarily related to higher levels of borrowings used to finance the acquisition of the Office Imaging and outsourcing businesses.

     Income Taxes

            Income taxes increased to $22.4 million for the nine months ended December 31, 1997 from $14.4 million for the nine months ended December 31, 1996 due to higher levels of earnings before taxes. The combined effective income tax rate decreased to 37.2% for the nine months ended December 31, 1997 compared with a combined effective income tax rate of 38.1% for the nine months ended December 31, 1996. The rate has decreased due to higher levels of earnings outside of the U.S. for which the effective tax rates are lower.

     Net Earnings

            Net earnings increased to $37.8 million for the nine months ended December 31, 1997 from $22.8 million for the nine months ended December 31, 1996. As a percentage of total revenue, net earnings for the nine months ended December 31, 1997 were 1.5% compared to 1.8% for the nine months ended December 31, 1996. Net earnings for the nine months ended December 31, 1997 were principally impacted by the $11.0 million pre-tax restructuring charge, the $10.0 million provision for the anticipated shortfall in equipment purchases, the $37.5 million in research and development costs and to higher levels of interest expense. Net earnings for the nine months ended December 31, 1996 were impacted by the $35.0 million pre-tax restructuring charge and the extraordinary item.

     EXCHANGE RATES

            Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. Additionally, the Company declares its dividends in pounds sterling. Fluctuations in exchange rates will affect dividend income measured in U.S. dollars because the Depositary is required to convert pounds sterling into U.S. dollars at the prevailing exchange rates at the time of making any dividend payments or other distributions. The Company operates in over 30 countries worldwide, and therefore, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which the Company operates, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The Company has significantly increased its international business over the last few years and most recently, with the acquisition of the Office Imaging and outsourcing businesses, the Company added 19 new countries. The results of operations, financial condition and competitive position of the Company's business are affected by the relative strength of its currencies in countries where its products are currently sold. The Company's results of operations and financial condition can be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

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

     LIQUIDITY AND CAPITAL RESOURCES

            The Company's net cash flow provided by operating activities was $56.9 million and $8.4 million for the nine months ended December 31, 1997 and 1996, respectively. The Company experiences increases in certain balance sheet accounts which result primarily from acquisitions as well as from normal working capital needs. More specifically, the acquisition of the Office Imaging and outsourcing businesses has impacted several of the items within the Company's operating cash flow. The Company's inventory levels increased as a result of requirements to purchase various levels of equipment pursuant to the multi-year supply agreements ("Supply Agreements") with Kodak. During the third quarter of fiscal 1998, the Company recorded a $10.0 million provision for the anticipated shortfall in equipment purchases under the Supply Agreements. The Company's goal is to build its high-volume salesforce and to improve the productivity of its salesforce in an effort to meet the purchasing requirements contained in the Supply Agreements with Kodak. Cash flow used in investing activities was $17.7 million and $850.0 million for the nine months ended December 31, 1997 and 1996, respectively. The cash flow from investing activities was significantly higher for the nine months ended December 31, 1996 due to the purchase of the Office Imaging and outsourcing businesses. Net cash (used in) provided by financing activities was $(70.5) million and $886.4 million for the nine months ended December 31, 1997 and 1996, respectively. The cash flow provided by financing activities was significantly higher for the nine months ended December 31, 1996 due to the purchase of the Office Imaging and outsourcing businesses in which funds were received through the Company's credit agreement discussed below.

            In December 1996 the Company signed a six-year $1.275 billion multicurrency credit agreement (the "Credit Agreement") with a consortium of international banks. The proceeds from the Credit Agreement were utilized to purchase the Office Imaging and outsourcing businesses from Kodak, to repay the outstanding balance under the Company's previous credit facility, as well as for ongoing working capital and general corporate purposes. The Credit Agreement provided the Company with a revolving component in an aggregate amount of up to $725.0 million, and a term loan component of $550.0 million. In December 1997, the revolving component was reduced by $115.0 million to $610.0 million bringing the full capacity of the Credit Agreement to $1.160 billion. The Company has not needed the full capacity of the Credit Agreement. The Credit Agreement is secured and guaranteed by certain of the Company's subsidiaries and a covenant that the Company will not pledge its assets except as specifically permitted under the terms of the Credit Agreement. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. As of December 31, 1997 the Company was in compliance with the covenants of the Credit Agreement. The adjustable interest rate on the Credit Agreement is, at the option of the Company, either: (i) the applicable InterBank Offered Rate plus a tiered margin based on leverage for the periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the lead bank's prime rate or the Federal Funds Rate plus 0.5%. As of December 31, 1997 the Credit Agreement had an outstanding balance of approximately $240.9 million under the revolving component and $516.2 million under the term loan, all of which was incurring interest at a weighted average rate of 5.7% per annum. Subject to availability under the covenants at December 31, 1997, the Company had $402.9 million available for future borrowings.

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

            The Company has a number of other loans and credit facility arrangements with banks, financial institutions and certain individuals, which had an aggregate balance of $52.1 million at December 31, 1997. This balance is primarily comprised of various cash management lines of credit (the "Lines") in each of the countries in which the Company operates. The Lines provide for daily liquidity of local operations in each such country. These loans vary widely in terms and conditions.

            While the Company does not have any other significant contractual commitments other than for the purchase of products and the funding of Kodak's research and development efforts, additional investments in facilities and computer equipment will continue to be necessary to support the anticipated growth of the business, and the transition of the Office Imaging and outsourcing businesses off of Kodak's computer system. The Company's cash flow from operations together with the borrowing capacity under the Credit Agreement are expected to be adequate to finance its operating cash requirements and capital expenditures for the short-term. It is anticipated that future acquisitions and growth in the long-term will be funded primarily with cash flow from operations, borrowings available under the Credit Agreement, other credit sources and, where desirable, funding from the sale of additional debt or equity securities.

     SEASONALITY

            The Company has experienced some seasonality in its business. The Company's revenue during the fourth quarter has historically been higher than other quarters of its fiscal year. The Company believes that this has been due to year-end sales contests and a focus on the finalization of transactions before year end. There can be no assurance that fourth quarter results will continue to be higher this fiscal year or in future years. The Company's European and Canadian operations have historically experienced lower revenue for the three month period ended September 30 due to increased vacation time by Europeans and Canadians during July and August. This has resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other automated office equipment during such period.

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise made by officers of the Company, including statements related to the progress of and anticipated benefits from the Uniting Danka Project, the Company's ability to meet challenges it faces, and the Company's future performance, are forward-looking, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to (i) the demands that the Office Imaging ("OI") acquisition (the "Acquisition") and the unification thereof with Danka Office Products ("OP") will place on the Company's resources, infrastructure, current operations and employees, (ii) the Company's inability to achieve substantial operating cost reductions and efficiencies in productivity from the Acquisition, the revised information technology system, the revised management structure or other similar Company wide initiatives associated with the unification, (iii) the potential for unanticipated increases in expenditures for labor, equipment, materials and supplies required to manage the increased size of the Company as a result of the Acquisition, (iv) the Company's inability to effectively manage the increased number of employees and retain current key management personnel and other key employees added as a result of the Acquisition, who are accustomed to a different corporate culture, compensation arrangements and benefits programs, while the Company simultaneously reduces the overall size of its worldwide workforce, (v) the potential increased costs resulting from technological developments, revisions to existing information technology systems and the integration of information technologies between OI and OP, (vi) increased competition resulting from other high volume copier distributors and the discounting of such copiers by competitors, (vii) the Company's ability to manage and reduce its outstanding debt, meet its working capital needs and maintain compliance with the covenants of its credit facility, (viii) the inability of the Company to continue to gain access to and successfully distribute new and current products brought to the marketplace at competitive costs and prices, (ix) the ultimate amount of additional costs associated with the accelerated unification and ultimate integration and the amount and timing of the realization of the anticipated benefits from such unification and complete integration, (x) the inability of the Company to effectively manage the increased size of its inventory and product line, (xi) the Company's inability to comply with the purchasing requirements under its supply agreements with its vendors, including Kodak, and the impact thereof, (xii) the ultimate outcome and impact of the pending class action lawsuits filed in December 1997 and January 1998, (xiii) fluctuations in foreign currencies and (xiv) other risks including those risks identified in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date hereof. The Company disclaims any duty to update in the future any of the forward looking statements contained in this Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

         Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

         The Company, certain of its executive officers who are also directors, a former director, a former officer and a current officer are defendants in several purported class action lawsuits filed in the United States District Court for the Middle District of Florida, Tampa Division.1 The complaints allege, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's American Depositary Receipts in the period between May 12, 1997 and December 16, 1997, and seek an award of an unspecified amount of monetary damages (including punitive damages) to all of the members of the purported class. The Company is in the process of preparing its responses to the complaints. The cases are in the early stages and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuits.

--------------------

1The purported class action lawsuits are as follows: (i) Amy L. Ollendorf and Anne Marie Davis on Behalf of Themselves and All Others Similarly Situated against Danka Business Systems PLC et al, (filed on January 15, 1998); (ii) Peter Devree on Behalf of Himself and All Others Similarly Situated against Danka Business Systems PLC et al, (filed on January 22, 1998); (iii) Real J. Audet, Michael and Nancy Hagen, Joint Tenants on Behalf of Themselves and All Others Similarly Situated v. Danka Business Systems PLC et al, (filed on January 28, 1998); (iv) Gary Hughes, on Behalf of Himself and All Others Similarly Situated v. Danka Business Systems PLC et al, (filed on December 23, 1997); (v) Frederick H. Modlin and Joseph McGeary, on Behalf of Themselves and All Others Similarly Situated against Danka Business Systems PLC et al, (filed on December 23, 1997); (vi) Robert L. Wenz and David I. Wise, on Behalf of Themselves and All Others Similarly Situated v. Danka Business Systems PLC et al, (filed on January 13, 1998).


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

4.9 First Amendment to Credit Agreement dated December 5, 1997 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent.

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



   (b)   Reports on Form 8-K:

On December 17, 1997, the Company filed a report on Form 8-K announcing its estimated results for the third quarter of fiscal 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DANKA BUSINESS SYSTEMS PLC
                                            (Registrant)



Date:    February 12, 1998                  /S/ DAVID C. SNELL, Finance Director
     -------------------------------        ------------------------------------
                                            David C. Snell, Finance Director
                                            (Executive Vice President and the
                                                   Principal Accounting Officer)