Form 10-K
period 1998-03-31
DANKA BUSINESS SYSTEMS PLC
filed 1998-06-24
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 1998        Commission file number: 0-20828

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of March 31, 1998, the Registrant had 227,495,865 Ordinary Shares outstanding, including 166,129,791 represented by American Depositary Shares ("ADS"). Each ADS represents four Ordinary Shares. The ADSs are evidenced by American Depositary Receipts. The aggregate market value of voting shares held by non-affiliates of the Registrant as of March 31, 1998 was $1,006,932,824 based on the average bid and asked prices of ADSs as quoted on the NASDAQ National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 1998, are incorporated by reference in Part I and Part II of this Form 10-K.

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders to be held July 24, 1998, which has been filed with the Securities and Exchange Commission.



                           DANKA BUSINESS SYSTEMS PLC

                           ANNUAL REPORT ON FORM 10-K

                                 MARCH 31, 1998

                               TABLE OF CONTENTS


                                                                                     PAGE
                                       PART I

Item 1.   Business                                                                      3
Item 2.   Properties                                                                   11
Item 3.   Legal Proceedings                                                            12
Item 4.   Submission of Matters to a Vote of Security Holders                          12


                                       PART II

Item 5.   Market Price for the Registrant's Common Equity and Related Shareholder
          Matters                                                                      13
Item 6.   Selected Financial Data                                                      13
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        13
Item 8.   Financial Statements and Supplementary Data                                  14
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                                     14


                                       PART III

Item 10.  Directors and Executive Officers of the Registrant                           14
Item 11.  Executive Compensation                                                       14
Item 12.  Security Ownership of Certain Beneficial Owners and Management               14
Item 13.  Certain Relationships and Related Transactions                               14


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K              15


                                    PART  I

ITEM 1.  BUSINESS

INTRODUCTION

         Danka Business Systems PLC and its subsidiaries (the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related automated office imaging equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimiles, and related parts and supplies on a wholesale basis to independent dealers.
The Company principally distributes the products of Canon, Kodak, Konica, Minolta, Ricoh, Sharp and Toshiba. In addition, the Company markets private label photocopiers and facsimiles, and related supplies on a direct basis under the Company's Infotec trademark, and facsimile equipment under its dex and Omnifax trademarks. The Company became the exclusive distributor of Kodak branded photocopiers and printers in December 1996 after completing the acquisition of the sales, marketing and equipment service operations of Eastman Kodak Company's ("Kodak") Office Imaging division and outsourcing business.
The acquired businesses are known as Danka Office Imaging and Danka Services International ("DSI"). The Company is currently in the process of integrating Danka Office Imaging with its core operations and as it proceeds, there will be less reference to the acquired Office Imaging business and more focus on the new, unified sales and service organization. See - "Integration of Office Imaging Business."

         The Company provides a wide range of customer-related support services, maintenance and supply contracts, training and technical support, and leasing arrangements. The Company's focus on customer service and the contractual nature of its service business, combined with its service contract renewals, provide a significant source of recurring revenue. In addition, the Company provides outsourcing services ranging from traditional facilities management to strategic consulting services. See - "Services."

         The Company's principal business strategy is to increase its worldwide presence as one of the largest providers of office imaging and document management solutions. Through its multi-vendor approach, it is the Company's goal to provide its customers with a total service solution for their office imaging needs. The Company's internal expansion has resulted from increased product offerings, aggressive marketing to new customers and an emphasis on providing service and supplies. The Company has expanded externally as a result of the acquisition of select office equipment suppliers, and throughout its history, has completed over 140 acquisitions in the industry. See -- "Acquisition History." The Company has sought to improve the profitability of the businesses it acquires by integrating them into the Company's sales and service network and standardizing their operations with the Company's.

         Danka Business Systems PLC is a corporation organized under the laws of England and Wales. The Company's principal operating subsidiaries are located in North America, Europe, Australasia and Latin America. The registered and principal executive office of the Company is located at 33 Cavendish Square, London W1M 0DE England, and its telephone number is 011-44-171-399-3000. The Company's Americas headquarters are located at 11201 Danka Circle North, St. Petersburg, Florida 33716, and its telephone number is 813-576-6003.

INTEGRATION OF OFFICE IMAGING BUSINESS

         The Company's goal is to increase its net margins through certain cost efficiencies and synergies it expects to achieve by integrating the Office Imaging business with the Company's core operations. In September 1997, the Company announced its global integration project (the "Uniting Danka Project"), with a goal of accelerating the unification of Danka Office Imaging with the Company's core operations. The Company chose to accelerate the integration process after careful consideration of the responses by customers, vendors, suppliers and employees. Management, having received advice from independent consultants, based their decision to immediately combine the two organizations upon the belief that an accelerated integration plan was in the long-term best interest of the Company.

         During the second quarter of fiscal 1998, the Company realigned its management structure and geographical reporting responsibilities. The organization was split into two regions: Danka Americas and Danka International. Danka Americas, currently representing 61 percent of the Company's revenue, includes the United States, Canada and Latin America. Danka International represents 31 percent of the Company's revenue and includes Europe, Australia and the Asia/Pacific region. These geographic regions are supported by the Company's areas of specialization which operate worldwide, including Finance & Planning and Markets & Strategy. DSI, which accounts for the remaining 8 percent of the Company's revenue, falls under the Company's Markets & Strategy specialization and operates on a worldwide basis.

         On December 16, 1997 the Company announced that the Uniting Danka Project was progressing slower than anticipated and that the Company's accelerated integration plan was impacting its operations and financial results, which resulted in a shortfall in expected revenue and earnings. Although the benefits of the combined organization are being realized slower than initially expected, and while there can be no assurances that such benefits will ultimately be achieved to the extent that the Company strives to attain them, the Company remains committed to the complete integration of the two organizations.

         The Company completed the final stages of integrating its existing sales force with the Office Imaging sales force in April 1998. At the same time, the Company introduced a new compensation plan. The Company's goal was to establish one face to the customer and provide a compensation plan that is not only competitive in the industry, but also keeps the Company's entrepreneurial spirit alive. See - "Marketing, Customers and Sales Organization."

         The Company is implementing several key projects which are designed with the goal of maximizing the future benefits of the integration. The first is the development and transition to common information technology ("IT") systems in each country. The Company has been making significant investments in its IT and operations infrastructures, including the use of various independent computer and process improvement consulting groups. The Company believes that these investments are an important element in its efforts to successfully integrate the businesses and to provide a solid foundation for future growth. The Company's goal is to link the sales, service, billing and finance efforts electronically, with the goal of providing better service to its customers, improving communication to and support of its employees, as well as more effectively positioning Danka for the technological trends impacting the industry. The final stages of the transition of the Company's core operations to the Foresight system in the United States was completed in December 1997, and the transition of the Office Imaging business is expected to be completed by the end of calendar 1998. The second project is the consolidation of real estate. The Company expects to generate savings through the closure of duplicate facilities. By April 1998, the Company had consolidated and reduced its U.S. dispatch call centers from eighteen to two. The Company is also in the process of developing and implementing plans to reduce the number of warehouses and operating centers. Finally, as announced in December 1997, the Company estimates it will eliminate more than 1,000 positions to improve efficiencies and maximize productivity. By the end of March 1998, the Company had reduced the workforce by over 400 of these positions, slightly exceeding its target, and expects the balance of these planned reductions to be completed by December 1998. The reductions in the workforce are principally coming from sales support, administration and management.

RESEARCH & DEVELOPMENT

         The Company has also agreed to contribute a total of $175.0 million (plus an additional $30.0 million if certain research milestones are met) to Kodak's ongoing research and development for new electrophotographic products to be funded over the period April 1, 1997 through December 31, 2002. The Company and Kodak have appointed representatives to serve as members of an advisory committee which meet on a regular basis to discuss overall research and development progress. The Company recorded research and development costs of $50.0 million and $12.5 million in fiscal 1998 and fiscal 1997, respectively.

PRODUCTS

         The Company's primary products are photocopiers, facsimile equipment, other office imaging equipment, and related parts and supplies. The photocopier industry is informally divided into six segments. Segments one and two contain the least sophisticated photocopiers and can run up to 30 copies per minute; segments three and four contain faster and more sophisticated mid-range photocopiers at 31 to 69 copies per minute; and segments five and six contain the most sophisticated and fastest photocopiers in the industry which run 70 to 90+ copies per minute. The principal manufacturers in segments one through four are Canon, Konica, Minolta, Ricoh, Sharp and Toshiba. The Company offers products from each of these manufacturers. Advances in technology and changing market demands have also led to the emergence of color, digital and multifunctional equipment as well as high-speed printers, all of which the Company currently distributes. As a result of the acquisition of the Office Imaging business, the Company is now the exclusive distributor of Kodak branded high-volume photocopiers and printers worldwide. The Company sells photocopiers in segments one through six, color and digital products through its retail operations. In addition, the Company principally sells segment one equipment through its wholesale operations. During fiscal 1998, the Company formed a strategic alliance with Hewlett-Packard Company ("HP") through which it is distributing and servicing the full line of HP Laserjet printers, scanners and other peripherals throughout North America. The Company will continue to expand its product offerings to encompass new equipment as it is made available by its vendors and through strategic alliances.

         The Company distributes a range of facsimile equipment, concentrating in the more sophisticated plain paper and multifunctional models. The plain paper and multifunctional models use toner and other supplies and require maintenance similar to photocopiers. A majority of the facsimile machines the Company sells are private label products of the Company.

TECHNOLOGY

         The Company believes that the black and white photocopier and facsimile equipment markets will continue to change with the increasing acceptance of digital technology. Digital products have the ability to communicate with other office imaging equipment. This innovation is resulting in a blurring of the distinction between traditional photocopiers, facsimile equipment and printers, with the emergence of a range of multifunctional office imaging equipment that prints, copies, scans and faxes all from one machine.

         Many of the Company's existing vendors have expended considerable resources in the research, development, and creation of digital products and have introduced several digital black and white and color photocopiers and printers. The Company has developed and acquired certain of the expertise necessary to support the transition to digital technology and provides training and support to its sales professionals and service technicians for new vendor digital product offerings. In acquiring the Office Imaging business, the Company gained additional digital expertise and products including Kodak's LionHeart products that enable digital devices to be connected to a computer. The use of digital equipment is playing an important role in the industry as companies transition to a digital office environment and shift from a traditional print-then-distribute orientation to a distribute-then-print orientation. As a percentage of copier equipment sales, digital products sold by the Company in the U.S. now represent approximately 12 percent, increasing from about 7 percent at the end of fiscal 1997.

         Currently, color photocopiers represent a growing segment of the office imaging market. The Company continues to expand its color markets through its principal relationship with Canon, Ricoh and Minolta. With a color server, color photocopiers can be converted into networkable color printers that will accept digital output from a computer as well as hard copy inputs which can be reproduced or scanned into the computer, thus increasing the functionality of the unit.

SERVICES

         In fiscal 1998, retail service, supplies and rentals represented 63 percent of the Company's total revenue. This revenue is primarily derived from its equipment, maintenance and supply contracts ("EMS Contracts") and other maintenance contracts. Generally, EMS Contracts are for a one-year term and are automatically renewable. Although the Company has various payment arrangements, most maintenance contracts are based upon a per copy charge. These arrangements provide the customer with scheduled payments that can be conveniently budgeted and provide the Company with a steady source of revenue. As a percentage of total revenue, retail service, supplies and rentals have increased significantly since the acquisition of the Office Imaging and outsourcing businesses, in which a significantly higher portion of revenue is generated from retail service, supplies and rentals. This is due to the higher levels of recurring revenue associated with high-end copiers and printers and the contractual nature of the outsourcing business as discussed below.

         DSI, the Company's document management outsourcing operations, is also included in the Company's retail service, supplies and rentals revenue stream. DSI provides services including the management of central reprographics departments, placement of convenience copiers, fleet management of customer equipment, print-on-demand operations, and document archiving and retrieval services. DSI also provides strategic consulting services, advising customers on how to manage their document systems and how to add efficiencies -- including the shift from a stand alone analog copier to a networked digital copier/printer system, the storage of data, and the flow of information throughout the business. Generally, the Company's outsourcing contracts are based on a five-year term.

MARKETING, CUSTOMERS AND SALES ORGANIZATION

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

         The Company's retail operations target a broad range of customer groups, including small businesses to large multinational companies, professional firms, and governmental and educational institutions. Customers of the Company's wholesale operations consist generally of independent dealers who are not authorized dealers for major manufacturers. Additionally, the Company markets Infotec private label copiers and facsimiles as well as its dex private label facsimile equipment and related supplies on a wholesale basis to a network of authorized independent dealers.

         As of March 31, 1998, there were over 3,000 sales representatives devoted to generating sales for the Company. When compared to the employee breakdown reported in March 31, 1997, it appears that the Company's sales representatives have declined, however, this is not the case. The Company introduced a new compensation plan, effective April 1, 1998, which reclassified certain positions. The new plan redefined the Company's sales positions distinguishing between sales generating representatives and other sales management and support positions. Sales positions reported at March 31, 1997 included sales management and sales support as well, which are now classified as all other administration.

         Sales personnel turnover is common in the industry and the Company makes a considerable effort to retain qualified sales personnel. The new compensation plan introduced in April 1998 is based on external benchmarking studies within the industry. The new plan is designed to provide a career path for the Company's sales representatives and the opportunity to move up from selling lower segment machines and service to more complex systems. By increasing training and providing a career path, it is the Company's goal to reduce current attrition levels. The compensation is comprised of a base salary and a selling commission, which is based on several variables. These variables include revenue as a percent of quota, service pricing levels, gross profit and the net installed equipment base or population.

         Along with the new compensation plan, the Company has introduced a new customer account structure with the goal of presenting one face to the customer. The Company's sales representatives now offer the Company's full product portfolio through a more simplified customer account structure. The new structure helps to emphasize the need for one face and one vision worldwide to better serve the Company's customers.

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

LEASING

         Leasing plays a significant role in the Company's sale of equipment. The Company believes that the ability of its sales force to offer customers the option to lease equipment leads to additional sales. In substantially all of its lease transactions, the Company initiates the lease, then securitizes the lease through one of a number of available third-party leasing companies. The Company has significantly reduced the credit risks normally associated with leasing arrangements, while improving its cash flow and profit margins.

         The Company believes customers are less resistant to a small increase in monthly lease payments as opposed to an increase in the outright cash sales price of such equipment. As a result, in most of these leasing arrangements, the Company is able to achieve a higher sale price, and a higher profit margin than that which would have been obtained by a cash sale of such equipment. Finally, these leasing arrangements permit the Company to utilize its capital for other business activities. The Company has similar arrangements for leases, which are offered to customers outside the U.S.

TRAINING

         A key element of the Company's operating philosophy is the training of its employees in order to assist in the uniform application of the Company's established operating procedures throughout the sales network. As described above, the Company has introduced a new compensation plan designed to provide a career path for its sales representative. Upon employment, Company sales representatives participate in an intensive information and skills training program with areas of focus including company overview, competitive marketplace, selling skills, customer satisfaction, product knowledge as well as finance and business skills. After the initial training has been successfully completed, the Company continues to develop the skills and knowledge of its sales representatives with new product training, self-study computer based courses and on-going sales skills development.

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

VENDORS

         The Company's business is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. During fiscal 1998, the Company's sales of Canon, Konica, Minolta, Ricoh, Sharp and Toshiba photocopiers, facsimile equipment and related accessories represented approximately 55 percent of its total equipment revenue. The sale of Kodak branded equipment and accessories represented approximately 25 percent of total equipment revenue. The Company's dex and Omnifax private labels are imported from various Japanese and Korean manufacturers. In addition, the Company relies on its equipment vendors for parts and supplies.

         The Company conducts its business in reliance upon its continuing ability to purchase equipment, supplies, and parts from its current manufacturers pursuant to authorized retail dealer and wholesale agreements ("Authorized Manufacturer Agreements"). The Company's retail operations' primary Authorized Manufacturer Agreements are with Canon, Konica, Minolta, Ricoh, Sharp and Toshiba. Such agreements are generally for one-year terms, cover only specific products, have specific territorial boundaries, and may be terminated with cause, and in some instances, without cause. Although Authorized Manufacturer Agreements are non-exclusive, they are generally limited to one or two authorized dealers within specific territorial boundaries. The Company also has multi-year supply agreements with Kodak, the terms of which vary from the Company's traditional Authorized Manufacturing Agreements. See -- "Kodak Supply Agreements" below. The Company's wholesale operations' primary Authorized Manufacturer Agreements are with Copystar, Konica, Minolta, Ricoh, Sharp and Toshiba, and contain terms which are substantially similar to those of the Company's retail operations. Private label facsimile products are provided under purchase agreements with various manufacturers, and the terms of these agreements are similar to the agreements with certain of the Company's photocopier vendors.

KODAK SUPPLY AGREEMENTS

         Pursuant to the various multi-year supply agreements (the "Supply Agreements"), the Company is required to purchase from Kodak various levels of Kodak manufactured or remanufactured electrophotographic equipment and accessories, spare parts, supplies and toner. The Company's pricing for purchases of Kodak branded products is based on the Company purchasing certain agreed upon levels. To the extent the Company exceeds or fails to purchase these amounts, the Company may either receive a refund or be required to make additional payments. The Company's inventory levels increased during fiscal 1998 as a result of the requirements to purchase various levels of equipment pursuant to the Supply Agreements. The Company's goal is to build its high-volume sales force and to improve productivity of its sales force in an effort to meet the purchasing requirements contained in the Supply Agreements. Subject to certain limitations, the Company has the worldwide exclusive right to distribute Kodak's existing line of electrophotographic equipment for office imaging and reprographics manufactured or remanufactured by Kodak, and the related software, supplies, accessories and spare parts and a right of first refusal to exclusively distribute worldwide certain future electrophotographic products manufactured by Kodak for office imaging and reprographics.

COMPETITION

         The Company's business is highly competitive with a number of competitors in most geographic markets. The Company's retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers, and wholesale clubs. Depending upon the customer, principal areas of competition may include: quality and speed of post-sales service support; availability of competitive products, parts and supplies; speed of delivery; product capability and performance; financing terms; and the availability of financing, leasing, or rental programs. The Company's wholesale operations are in direct competition with local, regional, and national distributors and manufacturers. Principal areas of competition for wholesale operations are availability of competitive products, price, speed of delivery, dealer support, centralized volume buying, product performance, and the availability of financing programs. The continued ability of the Company to offer competitive office imaging equipment in all segment areas is important in both retail and wholesale operations. See -- "Products." As a result of acquiring the Office Imaging business, the Company increased significantly its presence in the high-volume photocopier market currently dominated by Xerox Corporation. The Company is also becoming a leading player in the document outsourcing industry. Other leading players in the document outsourcing industry include Xerox Corporation, IKON Office Solutions, Inc. and Pitney Bowes, all of which vary in current product offerings. Competition in the outsourcing industry is based primarily on the technical solutions devised, the breadth of services offered and pricing. Historically, the Company has also competed with other competitors for acquisitions, and in some instances, such competition can prevail or result in an increase in the price of an acquisition.

ACQUISITION HISTORY

         The Company has completed over 140 acquisitions throughout its history. The acquisition of the Office Imaging and outsourcing businesses from Kodak was the Company's largest to date, adding over $1.5 billion in annual revenue, operations in more than 15 new countries, approximately 10,000 employees and an expanded product and service portfolio.

         The Company has expanded its business through internal growth by increasing its penetration in existing markets, and by entering new geographic areas primarily through the acquisition of existing businesses. The Company's acquisition strategy has been focused on acquiring businesses in current territories to increase penetration in those markets and on acquiring businesses in new territories. The Company has sought to acquire companies that generally had (i) an established customer base, (ii) a product line that compliments or is comparable with the Company's current and anticipated products and services; (iii) necessary manufacturer authorizations, and (iv) the potential to benefit from the Company's centralized purchasing power as well as from other potential synergies including increasing productivity and streamlining operations.

         The Company seeks to integrate acquired companies into the Company through the implementation of the Company's operating procedures, which (i) establishes financial controls, common information systems and reporting requirements, (ii) introduces the Company's service, marketing and sales programs and compensation plans, (iii) evaluates, transfers and retrains personnel as necessary, and (iv) in many cases, expands the acquiree's product mix to incorporate new products and services which are sold by the Company. In most business acquisitions, the acquired businesses' owners and management are contractually bound by executive non-compete and trade secret protection agreements.

         Technological developments increasing the complexity of new products, combined with the higher costs of product support, has driven the consolidation of the industry within the North American and European markets. This trend has caused smaller independent distributors to consider selling their dealerships to larger marketing and service organizations such as the Company. Through such acquisitions, the Company entered the United Kingdom in 1993, the Canadian market in 1994, Continental Europe in 1995, Australasia in 1996, and as discussed above, the Company now operates in over 30 countries as a result of the Office Imaging and outsourcing businesses acquired from Kodak.

         The Company believes that acquisition opportunities continue to exist in the office imaging and document management industry. The Company's future acquisition activity will focus on companies that provide services which can be leveraged across distribution channels, document management companies with outsourcing opportunities and companies with a presence in strategic networks and consulting markets.

         The Company's continued success in future acquisitions will be dependent on a variety of factors, including the timing and size of an acquisition; the success or failure to integrate any significant acquisition and minimize integration costs related thereto; and the Company's ability to successfully grow its infrastructure to sustain, manage, operate and continue significant expansion. The Company evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates and as a general rule the Company publicly announces such acquisitions only after a definitive agreement has been reached.

EMPLOYEES

         As of March 31, 1998, the Company employed approximately 20,000 persons, of which approximately 9,700 were service engineers and approximately 3,000 were devoted to generating sales. The remaining employees were devoted to training, management, and other administrative and support positions in the field and corporate locations. Support positions in the field include warehouse and delivery functions, dispatch, meter readings, renewal of customer maintenance agreements, accounts receivable collection and billing functions.

         Some of the Company's non-U.S. employees are subject to labor agreements that establish rates of pay, working hours, procedures for orderly settlement of disputes and other terms and conditions of employment.

The Company considers its employee relations to be good, and believes that it provides working conditions and wages, which compare favorably to those of its competitors.

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

TRADEMARKS AND SERVICE MARKS

         The Company believes that its trademarks and service marks have gained significant recognition in the office imaging and document management industry and are important to its marketing efforts. The Company has registered various trademarks and service marks in certain markets. The trademarks "Danka", "dex", "Omnifax" and "Infotec" are among those registered marks, which are viewed as important to the Company's ongoing business. The Company's policy is to continue to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its proprietary rights. Depending on the jurisdiction, trademarks and service marks are valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Registrations of trademarks and service marks in the United States can generally be renewed indefinitely as long as the trademarks and service marks are in use.

BACKLOG

         The backlog of orders at March 31, 1998 and March 31, 1997 were not material.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K, or otherwise made by officers of the Company, including statements related to the progress of and anticipated benefits from the Uniting Danka Project, the Company's ability to meet challenges it faces, the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements.
Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation
Act of 1995. Factors that might cause such differences include, but are not limited to (i) the demands that the Office Imaging ("OI") acquisition (the "Acquisition") and the unification thereof with the Company's core operations will place on the Company's resources, infrastructure, current operations and employees, (ii) the Company's inability to achieve substantial operating cost reductions and efficiencies in productivity from the Acquisition, the revised information technology system, the revised management structure or other similar Company-wide initiatives associated with the unification, (iii) the potential for unanticipated increases in expenditures for labor, equipment, materials and supplies required to manage the increased size of the Company as a result of the Acquisition, (iv) the Company's inability to effectively manage the increased number of employees and retain current key management personnel and other key employees added as a result of the Acquisition, who are accustomed to a different corporate culture, compensation arrangements and benefits programs, while the Company simultaneously implements a new sales compensation program and reduces the overall size of its worldwide workforce, (v) the potential increased costs resulting from technological developments, revisions to existing information technology systems, year 2000 issues and the integration of information technologies between OI and the Company's core operations, (vi) increased competition resulting from other high volume copier distributors and the discounting of such copiers by competitors, (vii) the Company's ability to manage and reduce its outstanding debt, meet its working capital needs and maintain compliance with the covenants of its credit facility, (viii) the inability of the Company to continue to gain access to and successfully distribute new and current products brought to the marketplace at competitive costs and prices, (ix) the ultimate amount of additional costs associated with the accelerated unification and ultimate integration and the amount and timing of the realization of the anticipated benefits from such unification and complete integration, (x) the inability of the Company to effectively manage the increased size of its inventory and product line, (xi) the Company's inability to comply with the purchasing requirements under its supply agreements with its vendors, including Kodak, and the impact thereof, including the Company's inability to obtain such equipment and supplies elsewhere, (xii) the ultimate outcome and impact of the pending class action lawsuits filed in December 1997 and January 1998, (xiii) fluctuations in foreign currencies, (xiv) economic conditions in regions worldwide where the Company does business, (xv) significant acquisitions or divestures, (xvi) various competitive pressures, (xvii) any negative impact from the loss of any key upper management personnel, (xviii) any failure by the Company to meet market expectations on financial performance and (xix) other risks including those risks identified in any of the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

ITEM 2.  PROPERTIES

         The Company's general policy is to lease, rather than own, its business locations. The Company leases numerous properties for administration, sales and service, and distribution functions. The terms vary under the respective leases and some contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, the Company's lease agreements require it to pay its proportionate share of taxes, common area expenses, insurance, and related costs of such rental properties. In addition, the Company leases approximately 650 properties for its retail and wholesale operations.

         The Company owns several smaller business locations, none of which are necessary to the success of the particular location's business. Generally, these properties were included among the assets obtained in certain acquisitions. In the future, the Company may dispose of such properties and enter into leases of properties, which the Company believes may be more desirable or more centrally located.

         Management believes that the properties it occupies are, in general, suitable and adequate for the purposes for which they are utilized. The Company is currently involved in the consolidation of certain real estate related to the integration of the Office Imaging business with the Company's core operations. By April 1998, the Company had consolidated and reduced its U.S. dispatch call centers from eighteen to two. The Company is also in the process of developing and implementing plans to reduce the number of warehouses and operating centers.

ITEM 3.  LEGAL PROCEEDINGS

   The Company, certain of its executive officers who are also directors, a former director and two former officers are defendants in several purported class action lawsuits filed in the United States District Court for the Middle District of Florida, Tampa Division.(1) The complaints allege, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's American Depositary Receipts in the period between May 12, 1997 and December 16, 1997, and seek an award of an unspecified amount of monetary damages (including punitive damages) to all of the members of the purported class. The plaintiffs are in the process of filing a single, amended complaint. The cases are in the early stages and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuits.

   The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Management believes that the resolution of the above matters will not have a material effect upon the Company's financial position or results of operations or liquidity.
---------------

(1) The purported class action lawsuits are as follows: (i) Amy L. Ollendorf and Anne Marie Davis on Behalf of Themselves and All Others Similarly Situated against Danka Business Systems PLC et al, (filed on January 15, 1998); (ii) Peter Devree on Behalf of Himself and All Others Similarly Situated against Danka Business Systems PLC et al, (filed on January 22, 1998); (iii) Real J. Audet, Michael and Nancy Hagen, Joint Tenants on Behalf of Themselves and All Others Similarly Situated v. Danka Business Systems PLC et al, (filed on January 28, 1998); (iv) Gary Hughes, on Behalf of Himself and All Others Similarly Situated v. Danka Business Systems PLC et al, (filed on December 23, 1997); (v) Frederick H. Modlin and Joseph McGeary, on Behalf of Themselves and All Others Similarly Situated against Danka Business Systems PLC et al, (filed on December 23, 1997); (vi) Robert L. Wenz and David I. Wise, on Behalf of Themselves and All Others Similarly Situated v. Danka Business Systems PLC et al, (filed on January 13, 1998).

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

                                             U.S. Dollars per                 Pence per
                                                    ADS                     Ordinary Share
                                              High        Low              High       Low
------------------------------------------------------------------------------------------
Fiscal Year 1998:
  Quarter ended June 30, 1997                $43.63      $26.50             648p      425p
  Quarter ended September 30, 1997            51.31       37.00             788       558
  Quarter ended December 31, 1997             47.00       12.38             713       215
  Quarter ended March 31, 1998                21.13       15.25             322       239

Fiscal Year 1997:
  Quarter ended June 30, 1996                $51.88      $26.50             848p      468p
  Quarter ended September 30, 1996            45.25       22.25             700       403
  Quarter ended December 31, 1996             45.13       35.13             663       533
  Quarter ended March 31, 1997                46.25       30.25             683       472


As of March 31, 1998, 41,532,448 ADSs were held of record by 4,276 registered holders and 61,366,074 Ordinary Shares were held of record by 3,950 registered holders. Since some of the ADSs and Ordinary Shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. The Company currently expects to continue its policy of paying semi-annual cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and the Company's financial condition.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to the information under the heading "Selected Consolidated Financial Data" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1998. See Exhibit 13 to this Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1998. See Exhibit 13 to this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the information under the headings "Consolidated Statements of Earnings", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity" and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1998. See Exhibit 13 to this Report. As is the case with any company, prior financial condition and results of operations are not necessarily indicative of future results.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                  PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders, which has been filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders, which has been filed with the Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders, which has been filed with the Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders, which has been filed with the Commission.

                                    PART  IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

    (a)     1.       The following Financial Statements of the Registrant
                     included in Part II, Item 8, of this Report are incorporated herein by reference as described in Item
                     8:

                     Consolidated Statements of Earnings - Years ended
                          March 31, 1998, 1997 and 1996
                     Consolidated Balance Sheets - March 31, 1998 and 1997 Consolidated Statements of Cash Flows - Years ended
                          March 31, 1998, 1997 and 1996
                     Consolidated Statements of Shareholders' Equity -
                          Years ended March 31, 1998, 1997 and 1996
                     Notes to the Consolidated Financial Statements -
                          Years ended March 31, 1998, 1997 and 1996
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

 4.9*          Resolution No. 7 adopted by shareholders at the 1997 annual general meeting waiving pre-emptive rights of shareholders under certain circumstances filed with the Company's
               1997 Proxy Statement.

 4.11*         Credit Agreement dated December 5, 1996, by and among Danka Business Systems PLC,
               Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent (Exhibit 4 to the Company's Form
               8-K dated December 16, 1996).

 4.12*         First Amendment to Credit Agreement dated December 5, 1997 among Danka Business Systems
               PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National
               Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (Exhibit 4.9 to the Company's Form 10-Q dated February 12, 1998).

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

10.11          Amended and Restated Employment Agreement dated as of April 1, 1997 among the Company,
               Danka Holding Company and Daniel M. Doyle.

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

10.18*         Purchase Agreement dated October 25, 1995 between ABN AMRO Bank N.V. and Credit
               Lyonnais Bank Nederland N.V. and Danka Europe B.V. (Exhibit 2 to the Company's
               Form 8- K dated November 3, 1995).






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

10.22*         No other instruments defining the rights of holders of long-term debt of the Company and its subsidiary have been included as exhibits because the total amount of obligation authorized under any such agreement does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish supplementally a copy of any omitted long-term debt instrument to the
               Commission upon request.

13             Annual Report to Shareholders of the Company for the year ended March 31, 1998. The portions of the Company's Annual Report to Shareholders incorporated by reference into this Report are included herein as exhibits.

21             List of Current Subsidiaries of the Company.

23             Independent Auditors Consent.

27             Financial Data Schedule.

27.1           Financial Data Schedule Restated and Amended (September 30, 1997 Form 10-Q).

27.2           Financial Data Schedule Restated and Amended (June 30, 1997 Form 10-Q).

27.3           Financial Data Schedule Restated and Amended (March 31, 1997 Form 10-K).

27.4           Financial Data Schedule Restated and Amended (December 31, 1996 Form 10-Q).

27.5           Financial Data Schedule Restated and Amended (September 30, 1996 Form 10-Q).

27.6           Financial Data Schedule Restated and Amended (June 30, 1996 Form 10-Q).

27.7           Financial Data Schedule Restated and Amended (March 31, 1996 Form 10-K).



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

                          INDEPENDENT AUDITORS' REPORT





To the Members of Danka Business Systems PLC:

Under date of May 15, 1998, we reported on the consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                                 KPMG Audit Plc
                                                          Chartered Accountants
                                                            Registered Auditors
May 15, 1998                                                    London, England

                           DANKA BUSINESS SYSTEMS PLC

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



            Column A                         Column B                  Column C                  Column D          Column E
          -----------                      -------------      ------------------------------    --------------     ---------
                                             Balance at       Charged to         Charged to                         Balance
                                            Beginning of       Costs and           Other                            at End
          Description                          Period          Expenses         Accounts (1)    Deductions (2)     of Period
          -----------                      -------------      ----------        ------------    --------------     ---------
Allowance for doubtful accounts:

Year ended March 31, 1996                      $6,034            $3,717            $8,009           $(8,956)          $8,804
                                               ======            ======            ======            ======           ======

Year ended March 31, 1997                      $8,804           $21,062           $12,382          $(14,395)         $27,853
                                               ======           =======           =======           =======          =======

Year ended March 31, 1998                     $27,853           $29,928            $2,046          $(28,854)         $30,973
                                              =======           =======            ======           =======          =======




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

Date:   June 22, 1998                       DANKA BUSINESS SYSTEMS PLC
                                            --------------------------
                                                   (Registrant)

                                            By:    /s/  DANIEL M. DOYLE
                                               -------------------------------
                                               Daniel M. Doyle, Chief Executive
                                               (The Chief Executive Officer)

                                            By:    /s/  DAVID C. SNELL
                                               -------------------------------
                                               David C. Snell, Finance Director
                                               (Executive Vice President and the
                                               Principal Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 22, 1998.




SIGNATURE                                  TITLE
---------                                  -----
/s/  MARK A. VAUGHAN-LEE                   Chairman and Director
---------------------------------
        Mark A. Vaughan-Lee

/s/   DANIEL M. DOYLE                      Chief Executive and Director
---------------------------------
         Daniel M. Doyle

/s/   DAVID C. SNELL                       Finance Director, Executive Vice President
---------------------------------          and the Principal Accounting Office
     David C. Snell

/s/  PIERSON M. GRIEVE                     Director
---------------------------------
       Pierson M. Grieve

/s/  DAVID W. KENDALL                      Director
---------------------------------
       David W. Kendall

/s/  KEITH J. MERRIFIELD                   Director
---------------------------------
      Keith J. Merrifield

/s/  J. ERNEST RIDDLE                      Director
---------------------------------
     J. Ernest Riddle

/s/  JAMES F. WHITE, JR.                   Director
---------------------------------
     James F. White, Jr.


