Form 10-Q
period 1998-06-30
DANKA BUSINESS SYSTEMS PLC
filed 1998-08-14
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         _______________

         Commission file number:  0-20828

                           DANKA BUSINESS SYSTEMS PLC
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             ENGLAND                                          98-0052869
--------------------------------                     ---------------------------
  (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
        INCORPORATION OR                                  IDENTIFICATION NO.)
          ORGANIZATION)


       11201 DANKA CIRCLE NORTH
        ST. PETERSBURG, FLORIDA                                    33716
-----------------------------------------                  ---------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  813-576-6003

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

The registrant had 227,495,865 Ordinary shares outstanding as of June 30, 1998.

                                     INDEX



                                                                                                 Page
                                                                                                 ----
    PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

              Consolidated Statements of Earnings for the three months ended
              June 30, 1998 and 1997 (Unaudited)                                                  3

              Condensed Consolidated Balance Sheets as of June 30, 1998
              (Unaudited) and March 31, 1998 (Audited)                                            4

              Consolidated Statements of Cash Flows for the three months
              ended June 30, 1998 and 1997 (Unaudited)                                            5

              Consolidated Statement of Shareholders' Equity for the three
              months ended June 30, 1998 (Unaudited)                                              6

              Notes to Consolidated Financial Statements (Unaudited)                              7


         Item 2 -  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                    10




    PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                              18
         Item 2 - Changes in Securities                                                          18
         Item 3 - Defaults upon Senior Securities                                                18
         Item 4 - Submission of Matters to a Vote of Security Holders                            18
         Item 5 - Other Information                                                              18
         Item 6 - Exhibits and Reports on Form 8-K                                               19

    Signature                                                                                    21



PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)



                                                                  FOR THE THREE MONTHS ENDED
                                                                  -------------------------
                                                                      JUNE 30,    JUNE 30,
                                                                       1998        1997
       \                                                          ------------- ------------
                                                                    (UNAUDITED)  (UNAUDITED)
REVENUE:
Retail equipment sales                                              $194,668     $247,240
Retail service, supplies and rentals                                 502,547      523,425
Wholesale                                                             68,184       63,423
                                                                    --------     --------
Total revenue                                                        765,399      834,088
                                                                    --------     --------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                       135,389      159,687
Retail service, supplies and rental costs                            293,189      314,006
Wholesale costs of revenue                                            57,750       51,233
Selling, general and administrative expenses                         237,796      245,873
Amortization of intangible assets                                      5,372        4,664
Research & development costs                                          12,500       12,500
                                                                    --------     --------
Total costs and operating expenses                                   741,996      787,963
                                                                    --------     --------
EARNINGS FROM OPERATIONS                                              23,403       46,125
Interest expense and other, net                                       15,424       16,759
                                                                    --------     --------
EARNINGS BEFORE INCOME TAXES                                           7,979       29,366
Provision for income taxes                                             2,968       10,900
                                                                    --------     --------
NET EARNINGS                                                        $  5,011     $ 18,466
                                                                    ========     ========
BASIC EARNINGS PER ADS:
  Net earnings per ADS                                              $   0.09     $   0.33
  Weighted average ADSs                                               56,874       56,712

DILUTED EARNINGS PER ADS:
  Net earnings per ADS                                              $   0.09     $   0.32
  Weighted average ADSs                                               57,732       58,453




See accompanying notes to the consolidated financial statements

      DANKA BUSINESS SYSTEMS PLC
      CONDENSED CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS)

                                                                               JUNE 30,        MARCH 31,
                                                                                1998             1998
                                                                             ------------     ----------
                                                                              (UNAUDITED)     (AUDITED)
      ASSETS
      CURRENT ASSETS:
      Cash and cash equivalents                                              $     2,784      $    34,653
      Accounts receivable, net                                                   632,314          628,052
      Inventories                                                                526,507          482,656
      Prepaid expenses and other current assets                                   33,708           35,414
                                                                             -----------      -----------
      TOTAL CURRENT ASSETS                                                     1,195,313        1,180,775

      Equipment on operating leases, net                                         304,399          294,348
      Property and equipment, net                                                 97,435           87,916
      Intangible assets, net                                                     481,731          485,032
      Other assets                                                               134,142          130,870
                                                                             -----------      -----------
      TOTAL ASSETS                                                           $ 2,213,020      $ 2,178,941
                                                                             -----------      -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
      Current maturities of long-term debt and notes payable                 $    96,897      $    84,490
      Accounts payable                                                           353,532          297,464
      Accrued expenses and other current liabilities                             293,003          338,237
      Deferred revenue                                                            67,926           70,476
                                                                             -----------      -----------
      TOTAL CURRENT LIABILITIES                                                  811,358          790,667
      Convertible subordinated notes                                             200,000          200,000
      Other long-term debt                                                       672,878          658,892
      Deferred income taxes and other long-term liabilities                       45,013           49,075
                                                                             -----------      -----------
      TOTAL LIABILITIES                                                        1,729,249        1,698,634
-                                                                            -----------      -----------
      SHAREHOLDERS' EQUITY:
      Ordinary shares, 1.25 pence stated value; 500,000,000
      authorized; 227,495,865 issued and outstanding                               4,746            4,746
      Additional paid-in capital                                                 304,197          304,197
      Retained earnings                                                          232,928          227,917
      Accumulated other comprehensive income                                     (58,100)         (56,553)
                                                                             -----------      -----------
      TOTAL SHAREHOLDERS' EQUITY                                                 483,771          480,307
                                                                             -----------      -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 2,213,020      $ 2,178,941
                                                                             ===========      ===========


      SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                             FOR THE THREE MONTHS ENDED
                                                                             --------------------------
                                                                               JUNE 30,       JUNE 30,
                                                                                1998            1997
-------------------------------------------------------------------------    -----------    -----------
                                                                             (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES
Net earnings                                                                  $  5,011       $ 18,466
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                                42,430         39,191
   Loss/(gain) on sale of property and equipment                                 3,677           (326)
   Proceeds from sale of rental equipment                                        7,941          4,515
   Changes in assets and liabilities, net of effects from the purchase of subsidiaries:
      Accounts receivable                                                           16         (6,463)
      Inventories                                                              (38,395)       (32,241)
      Prepaid expenses and other current assets                                    910         (3,589)
      Other noncurrent assets                                                   (2,618)         4,414
      Accounts payable                                                          53,976        (54,290)
      Accrued expenses                                                         (58,236)         5,709
      Deferred revenue                                                          (2,520)        (1,769)
      Deferred income taxes and other long-term liabilities                     (3,869)         3,018
-------------------------------------------------------------------------     --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              8,323        (23,365)
-------------------------------------------------------------------------     --------       --------
INVESTING ACTIVITIES
Capital expenditures                                                           (65,846)       (43,618)
Proceeds from sale of property and equipment                                     1,985          4,090
Payment for purchase of subsidiaries                                              (231)        (1,110)
-------------------------------------------------------------------------     --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                          (64,092)       (40,638)
-------------------------------------------------------------------------     --------       --------
FINANCING ACTIVITIES
Net borrowings under line of credit agreements                                  22,376         48,783
Principal payments on debt                                                        (172)        (1,168)
Proceeds from stock options exercised                                               --            242
-------------------------------------------------------------------------     --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       22,204         47,857
-------------------------------------------------------------------------     --------       --------
EFFECT OF EXCHANGE RATES                                                         1,696         (4,240)
-------------------------------------------------------------------------     --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (31,869)       (20,386)
Cash and cash equivalents, beginning of period                                  34,653         73,875
-------------------------------------------------------------------------     --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  2,784       $ 53,489
=========================================================================     ========       ========




See accompanying notes to the consolidated financial statements

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1998
(IN THOUSANDS)



                                                    ADDITIONAL                        CURRENCY
                                     ORDINARY        PAID-IN        RETAINED         TRANSLATION
                                      SHARES         CAPITAL        EARNINGS          ADJUSTMENT        TOTAL
                                   -----------      ----------    ------------      ------------     -----------
                                   (Unaudited)     (Unaudited)    (Unaudited)        (Unaudited)     (Unaudited)

BALANCES AT MARCH 31, 1998          $   4,746      $ 304,197      $ 227,917         $  (56,553)        $480,307

Net earnings                                                          5,011                               5,011

Currency translation adjustment                                                         (1,547)          (1,547)

                                    ---------      ---------      ---------     -   ----------         --------
BALANCES AT JUNE 30, 1998           $   4,746      $ 304,197      $ 232,928         $  (58,100)        $483,771
                                    =========      =========      =========     =   ==========         ========





See accompanying notes to the consolidated financial statements

    DANKA BUSINESS SYSTEMS PLC
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (UNAUDITED)



    NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of June 30, 1998, consolidated statements of earnings for the three months ended June 30, 1998 and 1997, the consolidated statement of shareholders' equity for the three months ended June 30, 1998, and the consolidated statements of cash flows for the three months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's (the "Company") Annual Report for the year ended March 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.



    NOTE 2.  RESTRUCTURING CHARGES

    FISCAL 1998 RESTRUCTURING CHARGE:
         In December 1997, the Company recorded an $11.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Eastman Kodak Company ("Kodak") with Danka's existing sales and service network. The restructuring charge principally consisted of severance and other employee termination benefits, and will ultimately result in the separation of over 1,000 employees worldwide. As of June 30, 1998, approximately $5.6 million remained in accrued liabilities for these separations. The reductions, which are principally coming from sales support, administration and management, are expected to be substantially completed on a worldwide basis by December 1998.

    FISCAL 1997 RESTRUCTURING CHARGE:
         In December 1996, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Kodak and the related transition to the Company's Market Based Approach in North America. As of December 31, 1997, approximately $12.8 million remained in accrued liabilities, primarily for the closing of duplicate facilities. The closure of these facilities is expected to be substantially completed on a worldwide basis by the end of fiscal 1999.

    NOTE 3.  EARNINGS PER SHARE

    The following table reconciles the numerator and denominator of the basic and diluted earnings per ADS computations:

                                                      FOR THE THREE MONTHS ENDED
                                                             JUNE 30, 1998
                                           ----------------------------------------------
                                              INCOME            SHARES          PER-SHARE
                                            (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                            -----------      -------------      ---------
                                              (In thousands except per share amounts)
     Net earnings                           $   5,011
     BASIC EARNINGS PER ADS:
       Income available to shareholders         5,011            56,874         $   0.09
                                                                                ========
     EFFECT OF DILUTIVE SECURITIES:
       Stock options                                                858
                                                              ---------
     DILUTED EARNINGS PER ADS:
       Income available to shareholders
             plus assumed conversion        $   5,011            57,732         $   0.09
                                            =========         =========         ========

    The effect of the Company's $200.0 million of Convertible Subordinated Notes are not included in the computation of diluted EPS for the three months ended June 30, 1998 since they are anti-dilutive.


    NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

    REPORTING COMPREHENSIVE INCOME:
         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" Statement No. 130 establishes new rules for the reporting of comprehensive income and its components. Comprehensive income for the Company includes net earnings and foreign currency translation adjustments, which are charged or credited to shareholders' equity. The adoption of this statement had no impact on the Company's current or previously reported net earnings or shareholders' equity.

    Comprehensive income for the three months ended June 30, 1998 and 1997 was as follows:

                                                 1998           1997
                                               --------       --------
                                                   (In thousands)
         Net earnings                           $ 5,011       $ 18,466
         Foreign currency translation            (1,547)        (5,017)
                                                -------       --------
         Total comprehensive income             $ 3,464       $ 13,449
                                                =======       ========

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the first quarter of the fiscal year beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting requirements for derivative instruments and hedging activities, and modifies disclosures previously required under other accounting standards. Implementation of Statement No. 133 may be complex. The Company has not yet analyzed the impact to the financial statements of adopting Statement No. 133.



    NOTE 5.  PENDING LITIGATION

         Following the Company's December 16, 1997 announcement regarding the expected shortfall in revenue and earnings for the third fiscal quarter of 1998 and the 1998 fiscal year, purported class action lawsuits were filed in federal court against the Company and certain of its directors and officers, alleging violations of the federal securities laws. The lawsuits were consolidated and a consolidated class action complaint was filed on or about June 18, 1998. The case is in the early stage and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuit.



    NOTE 6. CONTINGENCIES

         The Internal Revenue Service is conducting an examination of the Company's federal income tax returns for the fiscal years ended March 31, 1995 and 1996. On July 27, 1998, the Company received notice of proposed adjustments relating to the timing of certain deductions associated with leased equipment financing. The Company intends to vigorously contest the proposed adjustments and believes that the ultimate resolution will not materially impact the Company's consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           Danka Business Systems PLC and its Subsidiaries (the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related office imaging equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimiles, and related parts and supplies on a wholesale basis to independent dealers. The Company principally distributes the products of Canon, Kodak, Konica, Minolta, Ricoh, Sharp and Toshiba. In addition, the Company markets private label photocopiers and facsimiles and related supplies on a direct basis under the Company's Infotec trademark, and facsimile equipment under its dex and Omnifax trademarks. The Company became the exclusive distributor of Kodak branded photocopiers and printers in December 1996, after completing the acquisition of the sales, marketing, and equipment service operations of Kodak's Office Imaging division. The Company is currently in the process of integrating the Office Imaging business with its core operations. The Company also purchased Kodak's outsourcing business, now known as Danka Services International ("DSI").

         The Company's goal is to increase its net margins through certain cost efficiencies and synergies it expects to achieve by integrating the Office Imaging business with the Company's core operations. In September 1997, the Company announced its global integration project (the "Uniting Danka Project"), with a goal of accelerating the unification of the two organizations.

         The Company completed the integration of the sales forces in April 1998, and at the same time, introduced a new compensation plan effective April 1. The Company's objective is to establish one face to the customer and provide a compensation plan that is not only competitive in the industry, but also one that keeps the Company's entrepreneurial spirit alive. The new compensation plan was based on external benchmarking studies within the industry and is designed to provide a career path for the Company's sales representatives. The plan's reward system is based on several variables, including revenue generated as a percent of quota, gross profit on the equipment sale and the service pricing level attained.

         On June 26, 1998 the Company announced that its revenue for the first quarter would be approximately 10% below market expectations primarily due to lower equipment sales in the U.S., and as a result, earnings would be adversely impacted for the quarter and current fiscal year. The Company reported actual revenue of $765.4 million for the first quarter, an 8% decline over last year. The Company believes this shortfall was primarily related to internal issues, including the integration of the sales force, changes in the compensation plan introduced April 1 and sales order entry issues related to the integration of the product portfolios. Additionally, the Company is recognizing a recent increase in competition among equipment sales and this is impacting margins. See - "Gross Profit." Furthermore, there has been an acceleration in the transition to digital equipment in the U.S. recently and the Company is currently in negotiations with its vendors with a goal of broadening its digital product portfolio to capitalize on this industry trend.

         The integration of the two organizations encompasses a large number of projects involving changes and planned improvements in many areas of the combined organization. The Company is currently involved in several major initiatives and considerable progress has been made in a number of areas. The Company has made progress in closing duplicate facilities. Effective April 1, the Company completed the centralization and consolidation of its U.S. dispatch call centers from 18 to two locations. In addition, the Company has made progress in closing its operating centers and warehouses throughout the U.S. The Company has opened an Atlanta warehouse, which will supply the entire southeast and mid-Atlantic regions with all equipment and accessories. This will cover approximately 75% of the Company's U.S. customer base and will allow for the closure of 50 to 60 existing warehouses. Operating center reductions include the consolidation of billing centers and collection sites, and to date, the Company has reduced these centers from 44 to 14. A further reduction to seven operating centers is expected by the end of this fiscal year. As of June 30, 1998, the Company had reduced the workforce by over 700 of the more than 1,000 reductions announced in December 1997. The reductions, which are primarily coming from sales support, administration and management, are expected to be substantially completed on a worldwide basis by December 1998.

              The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's Consolidated Statements of Earnings:

                                                                   THREE  MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                     1998               1997
                                                                    -----              -----
      Revenue:
        Retail equipment sales  . . . . . . . . . . . . . .          25.4%              29.6%
        Retail service, supplies and rentals  . . . . . . .          65.7               62.8
        Wholesale . . . . . . . . . . . . . . . . . . . . .           8.9                7.6
                                                                    -----              -----
             Total revenue  . . . . . . . . . . . . . . .           100.0              100.0
      Cost of revenue . . . . . . . . . . . . . . . . . . .          63.5               62.9
                                                                    -----              -----
      Gross profit  . . . . . . . . . . . . . . . . . . .            36.5               37.1
      Selling, general and administrative expenses  . . . .          31.1               29.5
      Amortization of intangible assets . . . . . . . . . .           0.7                0.6
      Research and development costs  . . . . . . . . . .             1.6                1.5
                                                                    -----              -----
             Earnings from operations . . . . . . . . . .             3.1                5.5
      Interest expense and other, net . . . . . . . . . . .           2.0                2.0
                                                                    -----              -----
             Earnings before income taxes . . . . . . . .             1.1                3.5
      Provision for income taxes  . . . . . . . . . . . . .           0.4                1.3
                                                                    -----              -----
           Net earnings   . . . . . . . . . . . . . . . . .           0.7%               2.2%
                                                                    =====              =====


              The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                        1998              1997
                                                                        ----              ----
         Retail equipment sales  . . . . . . . . . . . . . .           30.5%              35.4%
         Retail service, supplies and rentals  . . . . . . .           41.7               40.0
         Wholesale . . . . . . . . . . . . . . . . . . . . .           15.3               19.2



     QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997:

     Revenue

              Revenue declined 8% to $765.4 million for the three months ended June 30, 1998 ("first quarter of fiscal 1999") compared to $834.1 million for the three months ended June 30, 1997 ("first quarter of fiscal 1998"), primarily due to lower equipment sales in the Company's U.S. core copier business. The Company believes the shortfall in U.S. equipment sales is primarily related to internal issues, including the integration of the sales force, changes in the compensation plan introduced April 1, 1998 and sales order entry issues related to the integration of the product portfolios. Equipment sales were also impacted in the UK and Australasian divisions. As a result of the economic malaise in the Far East, competitive pressures from Japanese manufacturers selling directly to customers impacted equipment sales particularly in the UK. In addition, the Company is seeing a dramatic shift to digital products in Australasia and is taking steps to improve its digital product availability in this region to meet customer demand.

              Approximately 40% of the Company's revenue is now generated in countries outside of the United States. Due to the strength of the U.S. dollar against certain foreign currencies, the Company's revenue was negatively impacted by $14.0 million during the first quarter of fiscal 1999.


     Gross Profit

              Gross profit declined 10% to $279.1 million for the first quarter of fiscal 1999 from $309.2 million for the first quarter of fiscal 1998. The gross profit margin as a percentage of total revenue decreased to 36.5% for the first quarter of fiscal 1999 from 37.1% for the first quarter of fiscal 1998. The decline in the Company's combined gross profit margin was primarily due to lower retail equipment and wholesale margins. Gross profit as a percentage of retail equipment sales decreased to 30.5% for the first quarter of fiscal 1999 from 35.4% for the first quarter of fiscal 1998. The decline in the retail equipment margin is attributable to several factors. First, the UK is experiencing pressure on its equipment margins due to competitive pressures from Japanese manufacturers selling direct to customers. Second, the impact of competitive pressures on hardware sales has also increased in the U.S.
     The Company believes that these competitive pressures in the U.S. and the UK will continue. Third, the Company's equipment margin was also affected by increases in provisions made during the first quarter due to the higher inventory levels in the U.S. The Company's wholesale gross profit margin was affected by lower margin equipment and supply sales in the U.S. As a percentage of revenue, the gross profit margin on retail service, supplies and rentals increased to 41.7% for the first quarter of fiscal 1999 from 40.0% for the first quarter of fiscal 1998 due to stronger margins on service and rental transactions. Excluding the Company's outsourcing business (DSI), the retail service, supply and rentals margin was even higher at 44.6% compared to 42.4% for the first quarter of fiscal 1998. DSI has a lower gross profit margin due to the nature of the business, and as it continues to expand, this business is expected to impact the Company's overall gross profit margin. Although DSI has a lower gross profit margin than the Company's core copier business, its operating profit margin is approximately 10% of revenue.


     Selling, General and Administrative Expenses

              Selling, general and administrative expenses decreased 3% to $237.8 million for the first quarter of fiscal 1999 compared to $245.9 million for the first quarter of fiscal 1998. The decrease is due to lower selling expenses as a result of the lower equipment sales during the first quarter of fiscal 1999 as well as a reduction in general and administrative expenses. The Company is realizing savings from its integration projects and continued improvements in certain processes throughout the Company. As a percentage of revenue, selling, general and administrative expenses increased to 31.1% for the first quarter of fiscal 1999 from 29.5% for the first quarter of fiscal 1998. The increase was primarily due to the lower revenue for the first quarter of fiscal 1999.


     Amortization of Intangible Assets

              Amortization of intangible assets increased to $5.4 million for the first quarter of fiscal 1999 from $4.7 million for the first quarter of fiscal 1998. The increase is principally related to goodwill associated with the acquisition of the Office Imaging and outsourcing businesses from Kodak.


    Research and Development Costs

              In connection with the acquisition of the Office Imaging and outsourcing businesses, the Company is providing funding to Kodak for ongoing research and development through December 31, 2002. For the first quarter of fiscal 1999, research and development costs totaled $12.5 million.


    Earnings from Operations

              Earnings from operations decreased 49% to $23.4 million for the first quarter of fiscal 1999. Earnings from operations were primarily impacted by the shortfall in U.S. equipment sales and the lower combined gross profit. As a percentage of revenue, earnings from operations decreased to 3.1% for the first quarter of fiscal 1999 from 5.5% for the first quarter of fiscal 1998.


    Interest Expense and Other, Net

              Interest expense and other, net decreased to $15.4 million for the first quarter of fiscal 1999 compared to $16.8 million for the first quarter of fiscal 1998. The decrease primarily related to lower levels of borrowings during the first quarter of fiscal 1999.


    Income Taxes

              Income taxes decreased to $2.9 million for the first quarter of fiscal 1999 from $10.9 million for the first quarter of fiscal 1998 due to lower levels of earnings. The combined effective income tax rate remained relatively consistent at 37.2% for the first quarter of fiscal 1999 as compared to 37.1% for the first quarter of fiscal 1998.

     Net Earnings

              As a result of the above factors, net earnings decreased 73% to $5.0 million for the first quarter of fiscal 1999 from $18.5 million for the first quarter of fiscal 1998. As a percentage of revenue, net earnings decreased to 0.7% for the first quarter of fiscal 1999 as compared to 2.2% for the first quarter of fiscal 1998.

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

              The Company purchases a significant amount of its office imaging equipment, related parts and supplies from Japanese manufacturers. The purchase price for most of these products is denominated in local currencies and therefore, short term fluctuations in the local currencies relative to the Japanese yen do not impact the Company's purchase price. However, if the yen were to strengthen significantly against the U.S. dollar, this would impact the yen amounts received by the Company's Japanese manufacturers as they converted the U.S. dollars received from the Company and other dealers into yen. As a result, these Japanese manufacturers could raise prices. The Company has historically been successful in passing price increases on to its customers. However, there can be no assurances that it can continue to do so in the future. Also, most of the Company's service contracts are for one year periods and accordingly, pricing for parts and supplies are not adjusted until the contract is renewed. Conversely, the purchase price of equipment and supplies by the Company could be impacted if the value of the Japanese yen were to decline against the U.S. dollar. As a result, Japanese manufacturers could lower prices or in some cases provide discounts. During the first quarter of fiscal 1999, the value of the Japanese yen declined substantially against the U.S. dollar. The Company did not experience material price reductions in its equipment purchases from Japanese manufacturers during this period.

     LIQUIDITY AND CAPITAL RESOURCES

              The Company's net cash flow provided by (used in) operating activities was $8.3 million and ($23.4) million for the three months ended June 30, 1998 and 1997, respectively. The Company's inventory increased during the first quarter of fiscal 1999 as a result of a slowdown in U.S. equipment sales and the Company's requirements to purchase various levels of equipment pursuant to the Supply Agreements with Kodak. Cash flow used in investing activities was $64.1 million and $40.6 million for the three months ended June 30, 1998 and 1997, respectively. The cash used in investing activities was higher in the first quarter of fiscal 1999 primarily due to an increase in the Company's capital expenditures. Net cash provided by financing activities was $22.2 million and $47.9 million for the three months ended

     June 30, 1998 and 1997, respectively. Cash provided by financing activities was lower for the first quarter of fiscal 1999 primarily due to a decrease in the Company's borrowings.

              The Internal Revenue Service is conducting an examination of the Company's federal income tax returns for the fiscal years ended March 31, 1995 and 1996. On July 27, 1998, the Company received notice of proposed adjustments relating to the timing of certain deductions associated with leased equipment financing. The Company intends to vigorously contest the proposed adjustments and believes that the ultimate resolution will not materially impact the Company's consolidated results of operations or financial position.

              In December 1996 the Company signed a six-year $1.275 billion multicurrency credit agreement (the "Credit Agreement") with a consortium of international banks. The proceeds from the Credit Agreement were utilized to purchase the Office Imaging and outsourcing businesses from Kodak, to repay the outstanding balance under the Company's previous credit facility, as well as for ongoing working capital and general corporate purposes. The Credit Agreement provided the Company with a revolving component in an aggregate amount of up to $725.0 million, and a term loan component of $550.0 million. In December 1997, the revolving component was reduced by $115.0 million to $610.0 million bringing the full capacity of the Credit Agreement to $1.160 billion. Furthermore, as of June 30, 1998, the term loan component was reduced to $520.0 million bringing the full capacity to $1.13 billion. The Company has not needed the full capacity of the Credit Agreement. The Credit Agreement is secured and guaranteed by certain of the Company's subsidiaries and a covenant that the Company will not pledge its assets except as specifically permitted under the terms of the Credit Agreement. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding the disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. Effective June 30, 1998, certain of the covenants were amended to provide additional financial flexibility to the Company. The amendments principally provided for a revision of certain definitions and an adjustment to certain financial ratios the Company is required to maintain. As of June 30, 1998 the Company was in compliance with the covenants of the Credit Agreement, as amended. The adjustable interest rate on the Credit Agreement is, at the option of the Company, either: (i) the applicable InterBank Offered Rate plus a tiered margin based on leverage for the periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the lead bank's prime rate or the Federal Funds Rate plus 0.5%. As a result of the amendments to the Credit Agreement, the Company's tiered margin spread has increased, and therefore, the Company could experience increases in its interest expense depending on both the level of borrowings and the applicable interest rate. As of June 30, 1998 the Credit Agreement had an outstanding balance of approximately $258.2 million under the revolving component and $484.2 million under the term loan, all of which was incurring interest at a weighted average rate of 6.1% per annum. Subject to availability under the covenants at June 30, 1998, the Company had $387.6 million available for future borrowings.

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

              The Company has a number of other loans and credit facility arrangements with banks, financial institutions and certain individuals, which had an aggregate balance of $27.4 million at June 30, 1998. This balance is primarily comprised of various cash management lines of credit (the "Lines") in each of the countries in which the Company operates. The Lines provide for daily liquidity of local operations in each such country. These loans vary widely in terms and conditions.

              While the Company does not have any other significant contractual commitments other than for the purchase of products and the funding of Kodak's research and development efforts, additional investments in facilities and computer equipment will continue to be necessary to support the anticipated growth of the business, and the transition of the Office Imaging business off of Kodak's computer system. The Company's cash flow from operations together with the borrowing capacity under the Credit Agreement are expected to be adequate to finance its operating cash requirements and capital expenditures for the short-term. It is anticipated that future acquisitions and growth in the long-term will be funded primarily, and to the degree available, with cash flow from operations, borrowings available under the Credit Agreement, other credit sources and, where desirable, funding from the sale of additional debt or equity securities.

     YEAR 2000

              Many computer systems including several used by the Company, could experience problems processing information beyond the year 1999. As a result, certain computer systems, including both the hardware and software, need to be modified prior to the year 2000 ("Y2K"), in order to remain functional. The majority of the Company's Y2K issues are being considered and managed during the integration of the Office Imaging business with the Company's core operations and its transition to common IT systems. The Company has initiated a review and assessment of all the areas within its operations including those affected by information received from or the systems of, suppliers, vendors and other third parties. A plan and timeline has been developed for addressing any Y2K problems, and to date, the Company has implemented the plan substantially in accordance with that timetable. The Company believes that, with the successful transition to common IT systems and any necessary modifications to other computer support systems, the Y2K issue will not pose significant problems for the Company. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, any Y2K issues, which could have an adverse effect on the business.

     SEASONALITY

              The Company has experienced some seasonality in its business.
     The Company's revenue during the fourth quarter has historically been higher than other quarters of its fiscal year. The Company believes that this has been due to year-end sales contests and a focus on the finalization of transactions before year end. There can be no assurance that fourth quarter results will continue to be higher this fiscal year or in future years. The Company's European and Canadian operations have historically experienced lower revenue for the three month period ended September 30 due to increased vacation time by Europeans and Canadians during July and August. This has resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during such period.

     SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

              Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to the progress of and anticipated benefits from the Uniting Danka Project, the Company's ability to meet challenges it faces, the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal",

    "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Factors that might cause such differences include, but are not limited to (i) the demands that the Office Imaging ("OI") acquisition (the "Acquisition") and the unification thereof with the Company's core operations will place on the Company's resources, infrastructure, current operations and employees, (ii) the Company's inability to achieve substantial operating cost reductions and efficiencies in productivity from the Acquisition, the revised information technology system, the revised management structure or other similar Company-wide initiatives associated with the unification, (iii) the potential for unanticipated increases in expenditures for labor, equipment, materials and supplies required to manage the increased size of the Company as a result of the Acquisition, (iv) the Company's inability to effectively manage the increased number of employees and retain current key management personnel and other key employees added as a result of the Acquisition, who are accustomed to a different corporate culture, compensation arrangements and benefits programs, while the Company simultaneously implements a new sales compensation program and reduces the overall size of its worldwide workforce, (v) the potential increased costs resulting from technological developments, revisions to existing information technology systems, year 2000 issues and the integration of information technologies between OI and the Company's core operations, (vi) increased competition resulting from other high volume and digital copier distributors and the discounting of such copiers by competitors, (vii) the Company's ability to manage and reduce its outstanding debt, meet its working capital needs and maintain compliance with the covenants of its credit facility, (viii) the inability of the Company to continue to gain access to and successfully distribute new and current products brought to the marketplace at competitive costs and prices, (ix) the ultimate amount of additional costs associated with the accelerated unification and ultimate integration and the amount and timing of the realization of the anticipated benefits from such unification and complete integration, (x) the inability of the Company to effectively manage the increased size of its inventory and product line,
    (xi) the Company's inability to comply with the purchasing requirements under its supply agreements with its vendors, including Kodak, and the impact thereof, including the Company's inability to obtain such equipment and supplies elsewhere, (xii) the ultimate outcome and impact of the pending class action lawsuit (xiii) fluctuations in foreign currencies, (xiv) economic conditions in regions worldwide where the Company does business,
    (xv) significant acquisitions or divestitures, (xvi) various competitive pressures, (xvii) any negative impact from the loss of any key upper management personnel, (xviii) any inability by the Company to finalize acceptable vendor agreements, (xix) any inability by the Company to solve problems in the U.S. related to the sales integration and introduction of the new compensation plan on April 1, 1998, (xx) any inability by the Company to successfully close facilities without negative impact on the Company's operations, (xxi) any failure by the Company to meet market expectations on financial performance and (xxii) other risks including those risks identified in any of the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

     PART II - OTHER INFORMATION


     ITEM 1.     LEGAL PROCEEDINGS.

              The Company, various directors, former officers and a former director are defendants in a purported class action lawsuit. A consolidated class action complaint (the "Complaint") was filed in the United States District Court for the Middle District of Florida, Tampa Division on or about June 18, 1998. The Complaint alleges, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, engaged in improper accounting practices and that certain former officers utilized insider information, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's American Depositary Receipts in the period between May 13, 1997 and December 15, 1997, and seek an award of an unspecified amount of monetary damages, including punitive damages, to all of the members of the purported class. The Company filed its motion to dismiss the Complaint on or about July 29, 1998. The case is in the early stages and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

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


     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


     ITEM 5.     OTHER INFORMATION.

              Notice of American Depositary Shareholder Proposal Deadline Date Under New Proxy Rule 14a-4 for the 1999 Annual General Meeting:

              The Company hereby notifies all holders of American Depositary Shares ("Shareholder") that May 3, 1999 (the "Deadline") is the day after which notice of a shareholder sponsored proposal for consideration at the Company's 1999 annual general meeting (other than in respect of a nominee for election to the Board of Directors) submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, will be considered untimely under the new proxy Rule 14a-4(c)(1) issued by the

    Securities and Exchange Commission. A proposal submitted outside the processes of Rule 14a-8 is any shareholder proposal submitted for presentation at the next annual general meeting but not submitted for inclusion in the Company's proxy statement. Under Rule 14a-4(c)(1), if a proponent fails to notify the Company by the Deadline, then the management proxies will be permitted to use their discretionary voting authority if such proposal is raised at the annual general meeting, without any discussion of the matter in the proxy statement. With respect to shareholder proposals for consideration for inclusion in the Company's proxy statement for the 1999 annual general meeting, such shareholder proposals are still required to be submitted to the Company no later than February 26, 1999 as previously stated in the Company's June 24, 1998 proxy statement.


    ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                               (a)     Exhibits.

             EXHIBIT
             NUMBER            EXHIBIT
             -------           -------
             2.1*              Asset Purchase Agreement between Eastman Kodak Company and Danka Business
                               Systems PLC dated as of September 6, 1996, including Exhibit 5.19(a) which is the form of Amended and Restated Supply Agreement by and between Eastman
                               Kodak Company and ________________ dated as of ____________________,
                               1996. (Exhibit 2.1 to the Company's Form 8-K dated November 14, 1996.)

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


             4.2*              Articles of Association of the Company, including sections relating to
                               Shares, Variation of Rights and Votes of Members. Exhibit 2.2 to the 1992
                               Registration Statement).


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

             4.9*              First Amendment to Credit Agreement dated December 5, 1997 among Danka
                               Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company,
                               Nationsbank, National Association, each other Bank signatory thereto and
                               Nationsbank, National Association, as agent. (Exhibit 4.9 to the Company's
                               Form 10-Q February 12, 1998).

             4.10*             Second Amendment to Credit Agreement dated July 28, 1998 among Danka Business
                               Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company,
                               Nationsbank, National Association, each other Bank signatory thereto and
                               Nationsbank, National Association, as agent. (Exhibit 4.10 to the Company's
                               Form 8-K July 28, 1998).

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

             27.1              Financial Data Schedule (for SEC purposes only)

             27.2              Restated Financial Data Schedule (June 30, 1997 Form 10-Q) (for SEC purposes only)

             *                 Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.


                 (b)           Reports on Form 8-K:

              On June 29, 1998, the Company filed a report on Form 8-K announcing its estimated results for the first quarter of fiscal 1999.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DANKA BUSINESS SYSTEMS PLC
                                     --------------------------
                                           (Registrant)



 Date:    August 14, 1998            /S/ MICHEL AMBLARD, Corporate Controller
          ----------------           -----------------------------------------
                                     Michel Amblard, Corporate Controller
                                     (Senior Vice President, Corporate
                                     Controller, and the Principal Accounting
                                     Officer)