Form 10-Q
period 1998-09-30
DANKA BUSINESS SYSTEMS PLC
filed 1998-11-19
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 1998 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ________________ TO _______________


         Commission file number:  0-20828

                           DANKA BUSINESS SYSTEMS PLC
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND                                                98-0052869
------------------------------------------------       ------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER
ORGANIZATION)                                          IDENTIFICATION NO.)
11201 DANKA CIRCLE NORTH
ST. PETERSBURG, FLORIDA                                33716
------------------------------------------------       ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  727-576-6003

                                 NOT APPLICABLE
           -----------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The registrant had 227,495,865 Ordinary shares outstanding as of September 30, 1998.

                                      INDEX



                                                                                     Page
PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements

          Consolidated Statements of Operations for the three months ended
          September 30, 1998 and 1997 (Unaudited)                                     3

          Consolidated Statements of Operations for the six months ended
          September 30, 1998 and 1997 (Unaudited)                                     4

          Condensed Consolidated Balance Sheets as of September 30, 1998
          (Unaudited) and March 31, 1998 (Audited)                                    5

          Consolidated Statements of Cash Flows for the six months
          ended September 30, 1998 and 1997 (Unaudited)                               6

          Consolidated Statements of Shareholders' Equity for the six months
          ended September 30, 1998 and 1997 (Unaudited)                               7

          Notes to Consolidated Financial Statements (Unaudited)                      8


    Item 2 -  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                             14




PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                        28
    Item 2 - Changes in Securities                                                    28
    Item 3 - Defaults upon Senior Securities                                          28
    Item 4 - Submission of Matters to a Vote of Security Holders                      28
    Item 5 - Other Information                                                        30
    Item 6 - Exhibits and Reports on Form 8-K                                         30

Signature                                                                             33

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)


                                                         FOR THE THREE MONTHS ENDED
                                                  ------------------------------------------
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                       1998                     1997
                                                  ----------------         -----------------
                                                     (UNAUDITED)              (UNAUDITED)
REVENUE:
Retail equipment sales                            $          203,997     $          238,214
Retail service, supplies and rentals                         476,318                514,538
Wholesale                                                     53,529                 62,011
-----------------------------------------------   ------------------     ------------------
Total revenue                                                733,844                814,763
-----------------------------------------------   ------------------     ------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                               143,116                154,837
Retail service, supplies and rental costs                    297,087                310,996
Wholesale costs of revenue                                    43,919                 49,902
Selling, general and administrative expenses                 234,962                235,306
Amortization of intangible assets                              5,007                  4,688
Research & development costs                                  12,500                 12,502
-----------------------------------------------   ------------------     ------------------
Total costs and operating expenses                           736,591                768,231
-----------------------------------------------   ------------------     ------------------
(LOSS) EARNINGS FROM OPERATIONS                               (2,747)                46,532
Interest expense and other, net                               18,520                 15,084
-----------------------------------------------   ------------------     ------------------
(LOSS) EARNINGS BEFORE INCOME TAXES                          (21,267)                31,448
Provision for income taxes                                    (7,912)                11,723
-----------------------------------------------   ------------------     ------------------
NET (LOSS) EARNINGS                               $          (13,355)    $           19,725
===============================================   ==================     ==================

BASIC (LOSS) EARNINGS PER ADS:
  Net (loss) earnings per ADS                     $            (0.23)    $             0.35
  Weighted average ADSs                                       56,874                 56,771

DILUTED (LOSS) EARNINGS PER ADS:
  Net (loss) earnings per ADS                     $           (0.23)     $             0.34
  Weighted average ADSs                                      56,874                  58,029


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)

                                                                 FOR THE SIX MONTHS ENDED
                                                         -----------------------------------------
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                                1998                   1997
------------------------------------------------------   -------------------    ------------------
                                                            (UNAUDITED)            (UNAUDITED)
REVENUE:
Retail equipment sales                                   $          398,665     $          485,454
Retail service, supplies and rentals                                978,865              1,037,963
Wholesale                                                           121,713                125,434
------------------------------------------------------   ------------------     ------------------
Total revenue                                                     1,499,243              1,648,851
------------------------------------------------------   ------------------     ------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                      278,505                314,524
Retail service, supplies and rental costs                           590,276                625,002
Wholesale costs of revenue                                          101,669                101,135
Selling, general and administrative expenses                        472,758                481,179
Amortization of intangible assets                                    10,379                  9,352
Research & development costs                                         25,000                 25,002
------------------------------------------------------   ------------------     ------------------
Total costs and operating expenses                                1,478,587              1,556,194
------------------------------------------------------   ------------------     ------------------
EARNINGS FROM OPERATIONS                                             20,656                 92,657
Interest expense and other, net                                      33,944                 31,843
------------------------------------------------------   ------------------     ------------------
(LOSS) EARNINGS BEFORE INCOME TAXES                                 (13,288)                60,814
Provision for income taxes                                           (4,944)                22,623
------------------------------------------------------   ------------------     ------------------
NET (LOSS) EARNINGS                                      $           (8,344)    $           38,191
======================================================   ==================     ==================

BASIC (LOSS) EARNINGS PER ADS:
  Net (loss) earnings per ADS                            $            (0.15)     $            0.67
  Weighted average ADSs                                              56,874                 56,741

DILUTED (LOSS) EARNINGS PER ADS:
  Net (loss) earnings per ADS                            $            (0.15)     $            0.66
  Weighted average ADSs                                              56,874                 57,866


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                             SEPTEMBER 30,               MARCH 31,
                                                                  1998                     1998
--------------------------------------------------------   ------------------       ------------------
                                                              (UNAUDITED)               (AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $           15,376       $           34,653
Accounts receivable, net                                              615,053                  628,052
Inventories                                                           540,088                  482,656
Prepaid expenses and other current assets                              34,931                   35,414
--------------------------------------------------------   ------------------       ------------------
TOTAL CURRENT ASSETS                                                1,205,448                1,180,775

Equipment on operating leases, net                                    308,282                  294,348
Property and equipment, net                                           103,319                   87,916
Intangible assets, net                                                487,427                  485,032
Other assets                                                          130,698                  130,870
--------------------------------------------------------   ------------------       ------------------
TOTAL ASSETS                                               $        2,235,174       $        2,178,941
========================================================   ==================       ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable     $          102,987       $           84,490
Accounts payable                                                      311,953                  297,464
Accrued expenses and other current liabilities                        297,172                  338,237
Deferred revenue                                                       68,465                   70,476
--------------------------------------------------------   ------------------       ------------------
TOTAL CURRENT LIABILITIES                                             780,577                  790,667
Convertible subordinated notes                                        200,000                  200,000
Other long-term debt                                                  744,474                  658,892
Deferred income taxes and other long-term liabilities                  39,301                   49,075
--------------------------------------------------------   ------------------       ------------------
TOTAL LIABILITIES                                                   1,764,352                1,698,634
--------------------------------------------------------   ------------------       ------------------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
authorized; 227,495,865 issued and outstanding                          4,746                    4,746
Additional paid-in capital                                            304,197                  304,197
Retained earnings                                                     213,621                  227,917
Accumulated other comprehensive income                                (51,742)                 (56,553)
--------------------------------------------------------   ------------------       ------------------
TOTAL SHAREHOLDERS' EQUITY                                            470,822                  480,307
--------------------------------------------------------   ------------------       ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $        2,235,174       $        2,178,941
========================================================   ==================       ==================


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                               ------------------------------------
                                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                                     1998                1997
--------------------------------------------------------------------------     ------------------   ---------------
                                                                                  (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES
Net (loss) earnings                                                            $       (8,344)     $        38,191
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
   Depreciation and amortization                                                       82,695               82,982
   Loss on sale of property and equipment                                               7,309                  757
   Proceeds from sale of rental equipment                                              17,482                7,165
   Changes in assets and liabilities, net of effects from the purchase of subsidiaries:
      Accounts  receivable                                                             11,211               (6,411)
      Inventories                                                                     (52,738)             (60,239)
      Prepaid expenses and other current assets                                         4,689              (12,117)
      Other noncurrent assets                                                             785                4,891
      Accounts payable                                                                 11,790               12,850
      Accrued expenses                                                                (35,658)             (38,635)
      Deferred revenue                                                                 (1,844)                (705)
      Deferred income taxes and other long-term liabilities                            (9,635)               1,093
--------------------------------------------------------------------------     --------------      ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              27,742               29,822
--------------------------------------------------------------------------     --------------      ---------------
INVESTING ACTIVITIES
Capital expenditures                                                                 (117,374)             (79,749)
Proceeds from sale of property and equipment                                            2,475                7,020
Purchase of subsidiaries, net and proceeds
     from settlement of fiscal year 1997 acquisition                                   (1,341)             106,568
--------------------------------------------------------------------------     --------------      ---------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                  (116,240)              33,839
--------------------------------------------------------------------------     --------------      ---------------
FINANCING ACTIVITIES
Net borrowings (payments) under line of credit agreements                              68,278              (97,444)
Principal payments on debt                                                               (679)              (1,831)
Proceeds from stock options exercised                                                      --                1,885
Dividends                                                                              (5,952)              (4,847)
--------------------------------------------------------------------------     --------------      ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    61,647            (102,237)
--------------------------------------------------------------------------     --------------      ---------------
EFFECT OF EXCHANGE RATES                                                                7,574               10,612
--------------------------------------------------------------------------
                                                                               --------------      ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (19,277)             (27,964)
Cash and cash equivalents, beginning of period                                         34,653               73,875
--------------------------------------------------------------------------
                                                                               --------------      ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $       15,376      $        45,911
==========================================================================     ==============      ===============


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(IN THOUSANDS)


                                                                ADDITIONAL                           CURRENCY
                                               ORDINARY          PAID-IN          RETAINED         TRANSLATION
                                               SHARES           CAPITAL          EARNINGS           ADJUSTMENT         TOTAL
----------------------------------------    ---------------   -------------   ---------------    ---------------   ------------
                                             (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)     (Unaudited)
BALANCES AT MARCH 31, 1998                  $        4,746  $      304,197  $      227,917    $      (56,553)   $       480,307

Net loss                                                                            (8,344)                              (8,344)

Dividends                                                                           (5,952)                              (5,952)

Currency translation adjustment                                                                        4,811              4,811

----------------------------------------    --------------  --------------  --------------    --------------     --------------
BALANCES AT SEPTEMBER 30, 1998              $        4,746  $      304,197  $      213,621    $      (51,742)    $      470,822
========================================    ==============  ==============  ==============    ==============     ==============

BALANCES AT MARCH 31, 1997                  $        4,734  $      301,623  $      186,306    $      (26,932)    $      465,731

Net earnings                                                                        38,191                               38,191

Dividends                                                                           (4,847)                              (4,847)

Shares issued under employee
  option plans                                           7           1,878                                                1,885

Currency Translation                                                                                 (11,734)           (11,734)

----------------------------------------    --------------  --------------  --------------    --------------    ---------------
BALANCES AT SEPTEMBER 30, 1997              $        4,741  $      303,501  $      219,650    $      (38,666)   $       469,226
========================================    ==============  ==============  ==============    ==============    ===============



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     DANKA BUSINESS SYSTEMS PLC
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)



     NOTE 1.  BASIS OF PRESENTATION

          The accompanying condensed consolidated balance sheet as of September 30, 1998, consolidated statements of operations for the three months and six months ended September 30, 1998 and 1997, the consolidated statements of shareholders' equity for the six months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's (the "Company") Annual Report for the year ended March 31, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.


     NOTE 2.  RESTRUCTURING CHARGES

     FISCAL 1998 RESTRUCTURING CHARGE:
          In December 1997, the Company recorded an $11.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Eastman Kodak Company ("Kodak") with Danka's existing sales and service network. The restructuring charge principally consisted of severance and other employee termination benefits, and will ultimately result in the separation of over 1,000 employees worldwide. As of September 30, 1998, approximately $2.4 million remained in accrued liabilities for these separations. The reductions related to this charge, are expected to be substantially completed on a worldwide basis by December 1998.

     FISCAL 1997 RESTRUCTURING CHARGE:
          In December 1996, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Kodak and the related transition to the Company's Market Based Approach in North America. As of September 30, 1998, approximately $11.5 million remained in accrued liabilities, primarily for the closing of duplicate facilities. The closure of the facilities related to this charge is expected to be substantially completed on a worldwide basis by the end of fiscal 1999.


     NOTE 3.  CREDIT AGREEMENT BANK WAIVER AND OTHER CONTINGENCIES

          As a result of the Company's profitability shortfall for the three months ended September 30, 1998, the Company requested and the Lenders granted a waiver of certain financial covenants and the consequences of failing to comply with such covenants for the period beginning on September 30, 1998 and ending February 28, 1999. Terms of the waiver included limitation of new loans to be made under the Credit Agreement during the waiver period to a total of $75 million, a 70 basis point increase in the interest rate on certain borrowings under the Credit Agreement during the waiver period, the granting of security interests in substantially all of the Company's U.S. subsidiaries' assets to secure up to $225 million of the borrowings under the Credit Agreement and a $50 million reduction in the total commitment by the Lenders. The Company also agreed to use its best efforts to maintain, during the waiver period, at least $30 million of lines of credit outside the U.S. Furthermore, the Company agreed that it shall not incur additional Indebtedness (as defined in the Credit Agreement) except Indebtedness under the Credit Agreement and indebtedness under the lines required to be maintained outside the U.S. During the term of the waiver, the Company may not pay dividends and the Lenders' consent is required for any acquisition or investments by the Company. A copy of the waiver is available as exhibit 4.11 to the Company's Current Report on Form 8-K filed October 21, 1998.

         Since granting the waiver, the Lenders have advanced $40 million in new loans to the Company. The Company expects to receive the remaining $35 million in loans which is to be available during the waiver period on or about November 30, 1998, subject to the Company's providing on or before November 30, 1998 a business plan demonstrating a process for reducing outstanding indebtedness and achieving results of operations necessary to permit performance under and satisfactory compliance with the Credit Agreement, review by the Lenders' consultant and the Lenders of the business plan and the Company's providing cash flow projections demonstrating the need for the additional loans. There can be no assurance that the business plan will be deemed satisfactory or that such loans will be made. Furthermore, there can be no assurance that such funding will be sufficient for the Company's operations through the waiver period if the loans are made.

         On October 14, 1998 Kodak purported to exercise provisions of the Supply Agreements between the Company terminating the Supply Agreements on 60 days notice based on Kodak's claim that the Company had failed to pay undisputed invoices, subject to payment or notice to the contrary prior to the date of termination. At that time, Kodak had ceased to ship parts and supplies to the Company and had also informed the Company that it would no longer ship equipment to the Company. On October 30, 1998 Kodak purported to terminate the exclusivity rights with respect to new products on 30 days notice, stating that the basis for such termination was failure of the Company to make a scheduled payment under the research and development agreement between the Company and Kodak. The Company has reached an interim agreement with Kodak under which Kodak has agreed to provide parts and supplies to the Company in both its International and America's divisions on a cash basis through November 30, 1998. Under this agreement, the Company must make payments of 125% of the purchase price with the excess to be applied to outstanding invoices from Kodak for parts and supplies previously shipped. In addition, the Company agreed to pay to Kodak $5 million on November 10, 1998 and $2.5 million on November 16, 1998 in each case to be applied to invoices from Kodak for parts and supplies previously shipped. Because of current high levels of Kodak equipment in inventory, the Company does not believe that failure by Kodak to ship equipment will present a material problem in the short term. The Company is in discussions with Kodak with respect to a longer term agreement to address the overall relationship on a going forward basis. The Company believes that there should be a mutually satisfactory basis for reaching a longer term agreement with Kodak and is endeavoring to obtain Kodak's agreement to continue the relationship on terms reasonably satisfactory to both parties. However, there can be no assurance that Kodak will agree to any agreement beyond November 30, 1998 or that such a mutually satisfactory agreement can be reached. Nevertheless, the Company believes that Kodak is obligated under contract and antitrust law to ship parts and supplies to the Company so long as the Company pays cash on order. At times during the second quarter, other suppliers suspended shipments to the Company. The Company's major suppliers other than Kodak have resumed shipment of equipment, parts and supplies, although, in some cases they are only shipping on a cash basis.

         The Supply Agreements with Kodak state that the Company is to make minimum purchases of equipment and related parts and supplies and to fund certain research and development activities of Kodak. As a result of these agreements, significant payments were made to Kodak during the six months ended September 30, 1998 for (i) research and development of a digital high-volume copier and (ii) for certain Kodak equipment which significantly exceeded the Company's inventory needs. Based upon currently anticipated demand for such products, cash flows and availability of financing, the Company does not believe it will have sufficient funds to make the minimum payments set forth in the agreements with Kodak. In addition, Kodak has claimed that certain payments on account of such minimums are due as to prior periods. The Company intends to address prior excess purchases, stated minimums for future periods and Kodak's claims as to prior periods as part of the discussions of the overall relationship with Kodak.

          If the Company is unable to reach a satisfactory resolution with Kodak regarding the matters discussed above, litigation could ensue as to one or more such matters. As the outcome of any litigation is inherently uncertain, there can be no assurance that the Company will achieve a successful result in any such litigation.

          The Company has historically financed a substantial portion of its leasing business using various funding sources. One of the largest programs to obtain such funding is one under which General Electric Capital Corporation ("GE Capital") provides funding used by a master trust to acquire customer leases from a subsidiary of the Company. On November 12, 1998 GE Capital served a notice demanding various actions and assurances in connection with this program, including confirmation from the Company's bank Lenders that assets transferred to the master trust will be free and clear of the Lender's liens and making certain assertions which, under the terms of the program, could have a material adverse effect on the Company. The Company is currently in discussions with GE Capital and attempting to satisfy the requirements imposed by GE Capital. It is essential to the Company's continued operations that the GE Capital funding or an adequate substitute is available. The Company believes that there should be a mutually satisfactory basis for reaching an agreement with GE Capital. However, there can be no assurance that such a mutually satisfactory agreement can be reached. Therefore, there can be no assurance that such funding will be available or, if available, will be available on terms reasonably satisfactory to the Company. Notwithstanding the November 12, 1998 notice, the Company has been in discussions with GE Capital with respect to a new, more extensive lease financing arrangement and has received from GE Capital a term sheet dated November 13, 1998 for such an arrangement and expects to reach a satisfactory agreement with GE Capital with respect to a renegotiation of the existing financing arrangements. However, the GE Capital term sheet expressly provided that it will be necessary to address the issues raised by GE Capital's November 12, 1998 notice to reach a more extensive agreement. There can no assurance the Company will be able to reach such an agreement.

          As a result of the amendments to the Credit Agreement effective June 30, 1998 and the terms of the waiver discussed above, the Company's tiered margin spread has increased, and therefore, the Company could experience increases in its interest expense depending on both the level of borrowings and the applicable interest rate. As of September 30, 1998 the Credit Agreement had an outstanding balance of approximately $328.0 million under the revolving component and $484.5 million under the term loan, all of which was incurring interest at a weighted average rate of 7.4% per annum.

          Additional investments in facilities and computer equipment may continue to be necessary to support the Company's operations, including the transition of the Office Imaging business from Kodak's computer system. As discussed above, in the absence of a restructuring of the Company's indebtedness and businesses there can be no assurance that cash flow from operations together with the borrowing capacity under the Credit Agreement (which is limited to an additional $35 million through the balance of the waiver period), will be adequate to finance the Company's operating cash requirements and capital expenditures. On a long term basis it will be necessary for the Company to obtain additional or replacement financing. There can be no assurance that such financing will be available or, if available, will be available on terms reasonably satisfactory to the Company.

          In light of the Company's current financial situation, it engaged the investment banking firm of Wasserstein, Perella & Co. to aid it in an examination of its businesses and advise the Company concerning a possible restructuring. The Company currently anticipates that it is likely that a future restructuring of its businesses will be necessary to address these difficulties. A key element of any such restructuring is anticipated to involve the Company's relationship with Kodak. However, there can be no assurance that Kodak will agree to a renegotiation of its agreements, or, if it does, will agree to a restructuring that resolves difficulties arising from the agreements between the Company and Kodak on a basis which will give the Company reasonable assurance of long term viability. Another likely part of any restructuring would involve the Company's consideration of the sale of one or more of its divisions or operating units to pay down debt and raise funds for operation of the remaining businesses. Another key element of a restructuring is anticipated to be an effort to bring the SG&A expenditures of the Company's U.S. division in line with anticipated sales. A restructuring would also likely include a renegotiation of the Credit Agreement in an effort to provide additional financial flexibility to the Company. There can be no assurance that the Company will be able to successfully address the relationship with Kodak, that the Company will be able to bring SG&A expenditures into line with actual sales levels of the Company's U.S. division, that the sale of one or more of the Company's divisions or operating units can be accomplished, or if accomplished, can be accomplished on terms reasonably satisfactory to the Company or that the Company can obtain the Lenders' agreement to amend the Credit Agreement or to amend it in a manner reasonably satisfactory to the Company.

          As stated above, management believes that the Company's fundamental businesses are sound. Nevertheless, as outlined above, the Company is facing many challenges and there are material risks that the Company will be unable to manage all of the issues it is facing. Based upon the business plan being developed, the Company believes that there should be a reasonable basis for meeting the challenges faced by the Company and managing the issues it is facing in a manner reasonably satisfactory to the Company. However, the Company is unable to predict the outcome of the issues outlined above. If the Company is unable to address one or more of these issues and reach resolutions reasonably satisfactory to the Company, the outcome may have a material adverse effect on the Company and its operations, including the recoverability of recorded asset amounts. If this occurs one alternative that the Company might choose, either in the immediate future or in the longer term, would be to seek protection under Chapter 11 of the U.S. Bankruptcy Code and, to the extent appropriate, the laws of the United Kingdom and other non-U.S. jurisdictions providing protection from creditors.

          The Internal Revenue Service is conducting an examination of the Company's federal income tax returns for the fiscal years ended March 31, 1995 and 1996. The Company has received various notices of proposed adjustments; the principal adjustment relates to the timing of certain deductions associated with leased equipment financing. While the ultimate result can not be determined with certainty, the Company intends to vigorously contest the proposed adjustments and believes that the ultimate resolution will not materially impact the Company's consolidated results of operations or financial position.

     NOTE 4.  EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per ADS computations:

                                            FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                SEPTEMBER 30, 1998                          SEPTEMBER 30, 1998
                                      ---------------------------------------    ----------------------------------------
      (In 000's except per share        INCOME        SHARES      PER-SHARE        INCOME         SHARES       PER-SHARE
      amounts)                        (NUMERATOR)  (DENOMINATOR)   AMOUNT        (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                      ------------ ------------- ------------    ----------------------------------------
      Net loss                          ($13,355)                                   ($8,344)

      BASIC LOSS PER ADS (1):
        Income available to
        shareholders                     (13,355)      56,874         ($0.23)        (8,344)        56,874        ($0.15)
                                                                      ======                                      ======


     (1) Basic loss per ADS equals diluted loss per ADS due to the net loss incurred by the Company for the three and six months ended September 30, 1998.


     NOTE 5.  COMPREHENSIVE (LOSS) INCOME

     The following table presents comprehensive (loss) income for the three and six months ended September 30, 1998 and 1997.


                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,

                                               1998         1997           1998          1997
                                            ----------     --------     ----------    ----------
      Net (loss) earnings                     ($13,355)     $19,725        ($8,344)      $38,191
      Foreign currency translation               6,358       (6,717)         4,811       (11,734)
                                            ----------   ----------     ----------    ----------

      Total comprehensive (loss) income        ($6,997)     $13,009        ($3,533)      $26,457
                                            ==========   ==========     ==========    ==========

     NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

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

     NOTE 7.  PENDING LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Danka Business Systems PLC and its Subsidiaries ("Danka" or the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related office imaging equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company also markets photocopiers, facsimiles, and related parts and supplies on a wholesale basis to independent dealers. The Company principally distributes the products of Canon, Kodak, Konica, Minolta, Ricoh, Sharp and Toshiba. In addition, the Company markets private label photocopiers and facsimiles and related supplies on a direct basis under the Company's Infotec trademark, and facsimile equipment under its dex and Omnifax trademarks. Danka became the exclusive distributor of Kodak branded photocopiers and printers in December 1996, after completing the acquisition of the sales, marketing, and equipment service operations of Kodak's Office Imaging division. The Company also purchased Kodak's outsourcing business, now known as Danka Services International ("DSI").

         On June 26, 1998 the Company announced that its revenue for the first quarter of fiscal 1999 would be approximately 10% below market expectations primarily due to lower equipment sales in the U.S., and as a result, earnings would be adversely impacted for the quarter and current fiscal year. The Company reported actual revenue of $765.4 million for the first quarter, an 8% decline over last year. The Company believes this shortfall was primarily related to internal issues, including the integration of the sales force, changes in the compensation plan introduced April 1 and sales order entry issues related to the integration of the product portfolios. Additionally, the Company is experiencing a recent increase in competition among equipment sales and this is impacting margins. See - "Gross Profit."

         In September, Danka announced a new strategic alliance with Canon that allows the Company to offer a complete line of color copiers to customers of all sizes throughout North America, Europe and select Latin American countries. The Company is also in negotiations with its vendors in efforts to broaden its black and white digital product portfolio.

         On October 5, 1998 the Company announced that its revenue for the second quarter of fiscal 1999 would be approximately 5% below the first quarter, or about 10% below the same quarter a year ago, and that the Company would likely report a loss for the quarter. The Company reported actual revenue of $733.8 million for the second quarter, a 4% decline over the first quarter and a 10% decline over the same quarter a year ago. On a sequential basis, the Company's equipment sales improved by 5%, in both the U.S. and International markets, while retail service, supplies and rentals revenue as well as wholesale sales were down. See - "Revenue."

         On October 16, 1998, the Company announced the appointment of Wasserstein Perella & Co. as financial advisor to the Company. In conjunction with Wasserstein, the Company is evaluating its strategic and financial options, including the possible sale of certain divisions.

         Upon the resignation of Daniel M. Doyle, Chief Executive, on October 23, 1998, Larry K. Switzer, the Company's Chief Financial Officer was appointed as interim Chief Executive. On the same date, David W. Kendall, a non-executive Director was appointed Chairman of the Company, following the resignation of Mark A. Vaughan-Lee. The Company has retained Spencer Stuart, an executive recruiting firm to review both internal and external candidates for the position of Chief Executive.

               The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's Consolidated Statements of Operations:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                           1998          1997              1998          1997
                                                           ----          ----              ----          ----
       Revenue:
         Retail equipment sales.....................       27.8  %          29.2  %        26.6  %        29.4  %
         Retail service, supplies and rentals.......       64.9             63.2           65.3           63.0
         Wholesale..................................        7.3              7.6            8.1            7.6
                                                            ---              ---            ---            ---
             Total revenue..........................      100.0            100.0          100.0          100.0
       Cost of revenue..............................       66.0             63.3           64.7           63.1
                                                           ----             ----           ----           ----
       Gross profit.................................       34.0             36.7           35.3           36.9
       Selling, general and administrative expenses.       32.0             28.9           31.5           29.2
       Amortization of intangible assets............        0.7              0.6            0.7            0.6
       Research and development costs...............        1.7              1.5            1.7            1.5
                                                            ---              ---            ---            ---
             (Loss) earnings from operations........       (0.4)             5.7            1.4            5.6
       Interest expense and other, net..............        2.5              1.9            2.3            1.9
                                                            ---              ---            ---            ---
             (Loss) earnings before income taxes....       (2.9)             3.8           (0.9)           3.7
       Provision for income taxes...................       (1.1)             1.4           (0.3)           1.4
                                                          -----              ---          -----            ---
             Net (loss) earnings....................       (1.8) %           2.4  %        (0.6) %         2.3  %
                                                          =====              ===          =====            ===


               The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                           1998          1997             1998          1997
                                                           ----          ----             ----          ----
       Retail equipment sales.......................       29.8  %       35.0  %          30.1  %       35.2  %
       Retail service, supplies and rentals.........       37.6          39.6             39.7          39.8
       Wholesale....................................       18.0          19.5             16.5          19.4

      QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997:

      Revenue

               Revenue declined 10% to $733.8 million for the three months ended September 30, 1998 ("second quarter of fiscal 1999") compared to $814.8 million for the three months ended September 30, 1997 ("second quarter of fiscal 1998"), primarily due to lower equipment sales and reduced retail service, supplies and rentals revenue in both the U.S. and international markets. The Company believes the shortfall in equipment sales is related to a number of factors, which include the integration of the sales force in the U.S., and an accelerated shift to digital products in the U.S. and Australasia. The Company is taking steps to improve its digital product availability in these regions to meet customer demand. In September 1998, the Company announced a strategic alliance with Canon allowing Danka to sell a complete line of color copiers throughout North America, Europe and select Latin American countries. The Company is also in negotiations with its vendors in efforts to broaden its black and white digital product portfolio. Equipment sales were also impacted in the International division, primarily in the UK and Australasia. As a result of the economic malaise in the Far East, competitive pressures from Japanese manufacturers selling directly to customers impacted equipment sales. Despite the revenue shortfall, the Company did benefit from stronger color copier and digital equipment sales in the U.S. for the second quarter of fiscal 1999, which grew 8% and 34% from the second quarter of fiscal 1998, respectively.

               The Company's retail service, supplies and rentals revenue declined to $476.3 million in the second quarter of fiscal 1999 from $514.5 million in the second quarter of fiscal 1998. The decline is primarily due to two factors. First, the erosion of the U.S. installed machine base, specifically within its named accounts, has resulted in a decline in service and supply revenue. Second, supply sales in the Company's International division have weakened due to competitive pressures from Japanese manufacturers selling directly to customers.

               Wholesale sales declined 14% to $53.5 million in the second quarter of fiscal 1999 from $62.0 million in the second quarter of fiscal 1998 primarily due to lower sales in the U.S. in both equipment and supplies.

               Approximately 40% of the Company's revenue is generated in countries outside of the United States. As in prior periods, foreign exchange rate fluctuations have negatively impacted the Company's comparable financial results. Excluding the effect of foreign currency fluctuations, total revenue would have been approximately $5.0 million higher during the second quarter of fiscal 1999.


      Gross Profit

               Gross profit declined 16% to $249.7 million for the second quarter of fiscal 1999 from $299.0 million for the second quarter of fiscal 1998. The gross profit margin as a percentage of total revenue decreased to 34.0% for the second quarter of fiscal 1999 from 36.7% for the second quarter of fiscal 1998. The decline in the Company's combined gross profit margin was primarily due to lower retail margins in equipment and service, supplies and rentals.

               Gross profit as a percentage of retail equipment sales decreased to 29.8% for the second quarter of fiscal 1999 from 35.0% for the second quarter of fiscal 1998. The decline in the retail equipment margin is attributable to several factors. First, the International division is experiencing pressure on its equipment margins due to competitive pressures, some of which is coming from Japanese manufacturers selling directly to customers. Second, the impact of competitive pressures on equipment sales has also increased in the U.S. The Company believes that these competitive pressures in the U.S. and international markets will continue. Third, the Company's equipment margin was also affected by the Company's continued efforts to reduce inventory levels which were accompanied with lower pricing.

               As a percentage of revenue, the gross profit margin on retail service, supplies and rentals decreased to 37.6% for the second quarter of fiscal 1999 from 39.6% for the second quarter of fiscal 1998. The decline is due to several factors. First, the margin was affected by the loss of the installed machine base and related service revenue in the U.S., while costs remained relatively constant. Although a reduction in the installed machine base has affected the gross margin, pricing has remained stable. Second, the direct selling by Japanese manufacturers of copier supplies in the International division has impacted the Company's retail service, supplies and rentals margin. Excluding the Company's outsourcing business
      (DSI), the retail service, supply and rentals margin was 40.2% compared to 41.6% for the second quarter of fiscal 1998. DSI has a lower gross profit margin due to the nature of the business. Although DSI has a lower gross profit margin than the Company's core copier business, its operating profit margin was approximately 10% of revenue for the second quarter of fiscal 1999.

               As a percentage of revenue, the gross profit margin on wholesale sales declined to 18.0% for the second quarter of fiscal 1999 from 19.5% for the second quarter of fiscal 1998. The comparable wholesale margin for the second quarter of fiscal 1998 was particularly strong last year due to solid private label sales last year.


      Selling, General and Administrative Expenses

               Selling, general and administrative ("SG&A") expenses remained relatively flat at $235.0 million for the second quarter of fiscal 1999 compared to $235.3 million for the second quarter of fiscal 1998. The Company's reduction in selling expenses was offset by higher general and administrative expenses due to increased advertising costs and administrative expenses related to IT. The Company's U.S. advertising expenses increased by $4.2 million as a result of a campaign that ran during the second quarter. As a percentage of revenue, selling, general and administrative expenses increased to 32.0% for the second quarter of fiscal 1999 from 28.9% for the second quarter of fiscal 1998. The increase was primarily due to the lower revenue for the second quarter of fiscal 1999.


      Amortization of Intangible Assets

               Amortization of intangible assets increased to $5.0 million for the second quarter of fiscal 1999 from $4.7 million for the second quarter of fiscal 1998.


      Research and Development Costs

               In connection with the acquisition of the Office Imaging and outsourcing businesses, the Company is providing funding to Kodak for ongoing research and development through December 31, 2002. For the second quarter of fiscal 1999, research and development costs totaled $12.5 million.

      Earnings from Operations

               The Company reported an operating loss of $2.7 million for the second quarter of fiscal 1999 compared to earnings from operations of $46.5 million for the second quarter of fiscal 1998. Earnings from operations were primarily impacted by the shortfall in revenue, lower combined gross profit and higher SG&A expenses in the U.S. As a percentage of revenue, the Company incurred a loss from operations of 0.4% for the second quarter of fiscal 1999 as compared to earnings from operations of 5.7% for the second quarter of fiscal 1998.


      Interest Expense and Other, Net

               Interest expense and other, net increased to $18.5 million for the second quarter of fiscal 1999 compared to $15.1 million for the second quarter of fiscal 1998. The increase primarily related to higher levels of borrowings and a higher interest rate during the second quarter of fiscal 1999. The interest rate increase was due to the amendments to the Company's Credit Agreement effective June 30, 1998. (Refer to "Liquidity and Capital Resources").


      Income Taxes

               The Company recorded a tax benefit of $7.9 million for the second quarter of fiscal 1999 compared to income taxes of $11.7 million for the second quarter of fiscal 1998. The tax benefit was due to the loss before income taxes, which resulted from the factors discussed above. The combined effective income tax rate remained constant at 37.2% for the second quarter of fiscal 1998 and fiscal 1999.


      Net (Loss) Earnings

               As a result of the above factors, the Company reported a net loss of $13.4 million for the second quarter of fiscal 1999 compared to net earnings of $19.7 million for the second quarter of fiscal 1998. As a percentage of revenue, the Company reported a net loss of 1.8% for the second quarter of fiscal 1999 as compared to net earnings of 2.4% for the second quarter of fiscal 1998.


      SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1997:

      Revenue

               Revenue declined 9% to $1.5 billion for the six months ended September 30, 1998 compared to $1.6 billion for the six months ended September 30, 1997, primarily due to lower equipment sales and reduced retail service, supplies and rentals revenue in both the U.S. and international markets. The Company believes the shortfall in equipment sales is related to a number of factors which include the integration of the sales force in the U.S., and an accelerated shift to digital products in the U.S. and Australasia. The Company is taking steps to improve its digital product availability in these regions to meet customer demand. (Refer to the revenue comparison for quarter ended September 30, 1998 for further discussion.) Equipment sales were also impacted in the

      International division, primarily in the UK and Australasia. As a result of the economic malaise in the Far East, competitive pressures from Japanese manufacturers selling directly to customers impacted equipment sales.

               The Company's retail service, supplies and rentals revenue declined to $978.9 million for the six months ended September 30, 1998 from $1.0 billion for the six months ended September 30, 1997. The decline is primarily due to two factors. First, the erosion of the U.S.
      installed machine base, specifically within the Company's named accounts, has resulted in a decline in service and supply revenue. Second, supply sales in the Company's international division have weakened due to the competitive pressures from Japanese manufacturers selling directly to customers.

               Wholesale revenue remained relatively constant at $121.7 million and $125.4 million for the six months ended September 30, 1998 and 1997, respectively.

               Approximately 40% of the Company's revenue is generated in countries outside of the United States. As in prior periods, foreign exchange rate fluctuations have negatively impacted the Company's comparable financial results. Excluding the effect of foreign currency fluctuations, total revenue would have been approximately $14.0 million higher during the six months ended September 30, 1998.


      Gross Profit

               Gross profit declined 13% to $528.8 million for the six months ended September 30, 1998 from $608.2 million for the six months ended September 30, 1997. The gross profit margin as a percentage of total revenue decreased to 35.3% for the six months ended September 30, 1998 from 36.9% for the six months ended September 30, 1997. The decline in the Company's combined gross profit margin was primarily due to lower retail equipment margins.

               Gross profit as a percentage of retail equipment sales decreased to 30.1% for the six months ended September 30, 1998 from 35.2% for the six months ended September 30, 1997. The decline in the retail equipment margin is attributable to several factors. First, the International division is experiencing pressure on its equipment margins due to competitive pressures, some of which is coming from Japanese manufacturers selling directly to customers. Second, the impact of competitive pressures on equipment sales has also increased in the U.S. The Company believes that these competitive pressures in the U.S. and international markets will continue. Third, the Company's equipment margin was also affected by the Company's continued efforts to reduce inventory levels which were accompanied with lower pricing.

               As a percentage of revenue, the gross profit margin on retail service, supplies and rentals remained stable at 39.7% and 39.8% for the six months ended September 30, 1998 and 1997, respectively. Excluding the Company's outsourcing business (DSI), the retail service, supply and rentals margin was higher at 42.5% compared to 42.0% for the six months ended September 30, 1998 and 1997, respectively.

               As a percentage of revenue, the gross profit margin on wholesale sales declined to 16.5% for the six months ended September 30, 1998 compared to 19.4% for the six months ended September 30, 1997. The wholesale margin was primarily affected by lower equipment and supply margins in the U.S. during the first quarter of fiscal 1999. In addition, the comparable wholesale margin for the six months ended September 30, 1997 was particularly strong due to solid private label sales last year.

      Selling, General and Administrative Expenses

               Selling, general and administrative expenses decreased 2% to $472.8 million for the six months ended September 30, 1998 from $481.2 million for the six months ended September 30, 1997. The decrease was primarily due to lower selling expenses as a result of lower equipment sales during the first six months of fiscal 1999. The Company's reduction in selling expenses was offset by higher general and administrative expenses due to increased advertising costs and administrative expenses related to IT during the second quarter of fiscal 1999. The Company's U.S. advertising expenses increased by $4.2 million as a result of a campaign that ran during the second quarter. As a percentage of revenue, selling, general and administrative expenses increased to 31.5% for the six months ended September 30, 1998 from 29.2% for the six months ended September 30, 1997. The increase was primarily due to the lower revenue for the six months ended September 30, 1998.


      Amortization of Intangible Assets

               Amortization of intangible assets increased to $10.4 million for the six months ended September 30, 1998 from $9.3 million for the six months ended September 30, 1997.


      Research and Development Costs

               In connection with the acquisition of the Office Imaging and outsourcing businesses, the Company is providing funding to Kodak for ongoing research and development through December 31, 2002. For the six months ended September 30, 1998, research and development costs totaled $25.0 million.


      Earnings from Operations

               Earnings from operations decreased 78% to $20.6 million for the six months ended September 30, 1998 from $92.6 million for the six months ended September 30, 1997. The decrease is primarily due to the shortfall in revenue, lower combined gross profit and higher SG&A expenses in the U.S. As a percentage of revenue, earnings from operations decreased to 1.4% for the six months ended September 30, 1998 from 5.6% for the six months ended September 30, 1997.


      Interest Expense and Other, Net

           Interest expense and other, net increased to $33.9 million for the six months ended September 30, 1998 compared to $31.8 million for the six months ended September 30, 1997. The increase primarily related to higher levels of borrowings and a higher interest rate during the six months ended September 30, 1998. The interest rate increase was due to the amendments to the Company's Credit Agreement effective June 30, 1998. (Refer to "Liquidity and Capital Resources").


      Income Taxes

               The Company recorded a tax benefit of $4.9 million for the six months ended September 30, 1998 compared to income taxes of $22.6 million for the six months ended September 30, 1997. The tax benefit was due to the loss before income taxes, which resulted from the factors discussed above. The combined effective income tax rate remained constant at 37.2% for the six months ended September 30, 1998 and fiscal 1997.


      Net (Loss) Earnings

               As a result of the above factors, the Company reported a net loss of $8.3 million for the six months ended September 30, 1998 compared to net earnings of $38.2 million for the six months ended September 30, 1997. As a percentage of revenue, the Company reported a net loss of 0.6% for the six months ended September 30, 1998 as compared to net earnings of 2.3% for the six months ended September 30, 1997.


      EXCHANGE RATES

               Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. Additionally, the Company has declared its dividends in pounds sterling. Fluctuations in exchange rates will affect dividend income measured in U.S. dollars because the Depositary is required to convert pounds sterling into U.S. dollars at the prevailing exchange rates at the time of making any dividend payments or other distributions. The Company operates in over 30 countries worldwide, and therefore, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which the Company operates, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The results of operations, financial condition and competitive position of the Company's business are affected by the relative strength of its currencies in countries where its products are currently sold. The Company's results of operations and financial condition can be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

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


      LIQUIDITY AND CAPITAL RESOURCES

               The Company's net cash flow provided by operating activities was $27.7 million and $29.8 million for the six months ended September 30, 1998 and 1997, respectively. The Company's inventory has increased during the six months ended September 30, 1998 as a result of a slowdown in U.S. equipment sales and the Company's requirements to purchase various levels of equipment pursuant to supply agreements with Kodak (the "Supply Agreements"). Cash flow (used in) provided by investing activities was ($116.2) million and $33.8 million for the six months ended September 30, 1998 and 1997, respectively. The decrease in cash from investing activities for the six months ended September 30, 1998 is due to the refund of approximately $100.0 million the Company received from Kodak during the second quarter of fiscal 1998 related to the purchase price adjustment provision. In addition, the Company's capital expenditures increased during the six months ended September 30, 1998 due to higher spending in the first quarter of fiscal 1999, which has now been reduced. Net cash provided by (used in) financing activities was $61.6 million and ($102.2) million for the six months ended September 30, 1998 and 1997, respectively. Cash provided by financing activities was higher for the six months ended September 30, 1998 primarily due to the increase in the Company's borrowings.

          In December 1996 the Company signed a six-year $1.275 billion multicurrency credit agreement (the "Credit Agreement") with a consortium of international banks (the "Lenders"). The proceeds from the Credit Agreement were utilized to purchase the Office Imaging and outsourcing businesses from Kodak, to repay the outstanding balance under the Company's previous credit facility, as well as for ongoing working capital and general corporate purposes. The Credit Agreement provided the Company with a revolving component in an aggregate amount of up to $725.0 million, and a term loan component of $550.0 million. In December 1997, the revolving component was reduced by $115.0 million to $610.0 million bringing the full capacity of the Credit Agreement to $1.160 billion. Furthermore, as of September 30, 1998, the term loan component had amortized to $505.0 million bringing the full capacity to $1.115 billion. The Credit Agreement is secured and guaranteed by certain of the Company's subsidiaries and a covenant that the Company will not pledge its assets except as specifically permitted under the terms of the Credit Agreement. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding the disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. Effective June 30, 1998, certain of the covenants were amended. The amendments principally provided for a revision of certain definitions and an adjustment to certain financial ratios the Company is required to maintain.

          Management believes the Company's fundamental businesses are sound. Nevertheless, the Company faces significant challenges and risks as outlined below.

          As a result of the Company's profitability shortfall for the three months ended September 30, 1998, the Company requested and the Lenders granted a waiver of certain financial covenants and the consequences of failing to comply with such covenants for the period beginning on September 30, 1998 and ending February 28, 1999. Terms of the waiver included limitation of new loans to be made under the Credit Agreement during the waiver period to a total of $75 million, a 70 basis point increase in the interest rate on certain borrowings under the Credit Agreement during the waiver period, the granting of security interests in substantially all of the Company's U.S. subsidiaries' assets to secure up to $225 million of the borrowings under the Credit Agreement and a $50 million reduction in the total commitment by the Lenders. The Company also agreed to use its best efforts to maintain, during the waiver period, at least $30 million of lines of credit outside the U.S. Furthermore, the Company agreed that it shall not incur additional Indebtedness (as defined in the Credit Agreement) except Indebtedness under the Credit Agreement and indebtedness under the lines required to be maintained outside the U.S. During the term of the waiver, the Company may not pay dividends and the Lenders' consent is required for any acquisition or investments by the Company. A copy of the waiver is available as exhibit 4.11 to the Company's Current Report on Form 8-K filed October 21, 1998.

          Since granting the waiver, the Lenders have advanced $40 million in new loans to the Company. The Company expects to receive the remaining $35 million in loans which is to be available during the waiver period on or about November 30, 1998, subject to the Company's providing on or before November 30, 1998 a business plan demonstrating a process for reducing outstanding indebtedness and achieving results of operations necessary to permit performance under and satisfactory compliance with the Credit Agreement, review by the Lenders' consultant and the Lenders of the business plan and the Company's providing cash flow projections demonstrating the need for the additional loans. There can be no assurance that the business plan will be deemed satisfactory or that such loans will be made. Furthermore, there can be no assurance that such funding will be sufficient for the Company's operations through the waiver period if the loans are made.

          On October 14, 1998 Kodak purported to exercise provisions of the Supply Agreements between the Company terminating the Supply Agreements on 60 days notice based on Kodak's claim that the Company had failed to pay undisputed invoices, subject to payment or notice to the contrary prior to the date of termination. At that time, Kodak had ceased to ship parts and supplies to the Company and had also informed the Company that it would no longer ship equipment to the Company. On October 30, 1998 Kodak purported to terminate the exclusivity rights with respect to new products on 30 days notice, stating that the basis for such termination was failure of the Company to make a scheduled payment under the research and development agreement between the Company and Kodak. The Company has reached an interim agreement with Kodak under which Kodak has agreed to provide parts and supplies to the Company in both its International and America's divisions on a cash basis through November 30, 1998. Under this agreement, the Company must make payments of 125% of the purchase price with the excess to be applied to outstanding invoices from Kodak for parts and supplies previously shipped. In addition, the Company agreed to pay to Kodak $5 million on November 10, 1998 and $2.5 million on November 16, 1998 in each case to be applied to invoices from Kodak for parts and supplies previously shipped. Because of current high levels of Kodak equipment in inventory, the Company does not believe that failure by Kodak to ship equipment will present a material problem in the short term. The Company is in discussions with Kodak with respect to a longer term agreement to address the overall relationship on a going forward basis. The Company believes that there should be a mutually satisfactory basis for reaching a longer term agreement with Kodak and is endeavoring to obtain Kodak's agreement to continue the relationship on terms reasonably satisfactory to both parties. However, there can be no assurance that Kodak will agree to any agreement beyond November 30, 1998 or that such a mutually satisfactory agreement can be reached. Nevertheless, the Company believes that Kodak is obligated under contract and antitrust law to ship parts and supplies to the Company so long as the Company pays cash on order. At times during the second quarter, other suppliers suspended shipments to the Company. The Company's major suppliers other than Kodak have resumed shipment of equipment, parts and supplies, although, in some cases they are only shipping on a cash basis.

          The Supply Agreements with Kodak state that the Company is to make minimum purchases of equipment and related parts and supplies and to fund certain research and development activities of Kodak. As a result of these agreements, significant payments were made to Kodak during the six months ended September 30, 1998 for (i) research and development of a digital high-volume copier and (ii) for certain Kodak equipment which significantly exceeded the Company's inventory needs. Based upon currently anticipated demand for such products, cash flows and availability of financing, the Company does not believe it will have sufficient funds to make the minimum payments set forth in the agreements with Kodak. In addition, Kodak has claimed that certain payments on account of such minimums are due as to prior periods. The Company intends to address prior excess purchases, stated minimums for future periods and Kodak's claims as to prior periods as part of the discussions of the overall relationship with Kodak.

          If the Company is unable to reach a satisfactory resolution with Kodak regarding the matters discussed above, litigation could ensue as to one or more such matters. As the outcome of any litigation is inherently uncertain, there can be no assurance that the Company will achieve a successful result in any such litigation.

          The Company has historically financed a substantial portion of its leasing business using various funding sources. One of the largest programs to obtain such funding is one under which General Electric Capital Corporation ("GE Capital") provides funding used by a master trust to acquire customer leases from a subsidiary of the Company. On November 12, 1998 GE Capital served a notice demanding various actions and assurances in connection with this program, including confirmation from the Company's bank Lenders that assets transferred to the master trust will be free and clear of the Lender's liens and making certain assertions which, under the terms of the program, could have a material adverse effect on the Company. The Company is currently in discussions with GE Capital and attempting to satisfy the requirements imposed by GE Capital. It is essential to the Company's continued operations that the GE Capital funding or an adequate substitute is available. The Company believes that there should be a mutually satisfactory basis for reaching an agreement with GE Capital. However, there can be no assurance that such a mutually satisfactory agreement can be reached. Therefore, there can be no assurance that such funding will be available or, if available, will be available on terms reasonably satisfactory to the Company. Notwithstanding the November 12, 1998 notice, the Company has been in discussions with GE Capital with respect to a new, more extensive lease financing arrangement and has received from GE Capital a term sheet dated November 13, 1998 for such an arrangement and expects to reach a satisfactory agreement with GE Capital with respect to a renegotiation of the existing financing arrangements. However, the GE Capital term sheet expressly provided that it will be necessary to address the issues raised by GE Capital's November 12, 1998 notice to reach a more extensive agreement. There can no assurance the Company will be able to reach such an agreement.

          As a result of the amendments to the Credit Agreement effective June 30, 1998 and the terms of the waiver discussed above, the Company's tiered margin spread has increased, and therefore, the Company could experience increases in its interest expense depending on both the level of borrowings and the applicable interest rate. As of September 30, 1998 the Credit Agreement had an outstanding balance of approximately $328.0 million under the revolving component and $484.5 million under the term loan, all of which was incurring interest at a weighted average rate of 7.4% per annum.

          Additional investments in facilities and computer equipment may continue to be necessary to support the Company's operations, including the transition of the Office Imaging business from Kodak's computer system. As discussed above, in the absence of a restructuring of the Company's indebtedness and businesses there can be no assurance that cash flow from operations together with the borrowing capacity under the Credit Agreement (which is limited to an additional $35 million through the balance of the waiver period), will be adequate to finance the Company's operating cash requirements and capital expenditures. On a long term basis it will be necessary for the Company to obtain additional or replacement financing. There can be no assurance that such financing will be available or, if available, will be available on terms reasonably satisfactory to the Company.

          In light of the Company's current financial situation, it engaged the investment banking firm of Wasserstein, Perella & Co. to aid it in an examination of its businesses and advise the Company concerning a possible restructuring. The Company currently anticipates that it is likely that a future restructuring of its businesses will be necessary to address these difficulties. A key element of any such restructuring is anticipated to involve the Company's relationship with Kodak. However, there can be no assurance that Kodak will agree to a renegotiation of its agreements, or, if it does, will agree to a restructuring that resolves difficulties arising from the agreements between the Company and Kodak on a basis which will give the Company reasonable assurance of long term viability. Another likely part of any restructuring would involve the Company's consideration of the sale of one or more of its divisions or operating units to pay down debt and raise funds for operation of the remaining businesses. Another key element of a restructuring is anticipated to be an effort to bring the SG&A expenditures of the Company's U.S. division in line with anticipated sales. A restructuring would also likely include a renegotiation of the Credit Agreement in an effort to provide additional financial flexibility to the Company. There can be no assurance that the Company will be able to successfully address the relationship with Kodak, that the Company will be able to bring SG&A expenditures into line with actual sales levels of the Company's U.S. division, that the sale of one or more of the Company's divisions or operating units can be accomplished, or if accomplished, can be accomplished on terms reasonably satisfactory to the Company or that the Company can obtain the Lenders' agreement to amend the Credit Agreement or to amend it in a manner reasonably satisfactory to the Company.

          As stated above, management believes that the Company's fundamental businesses are sound. Nevertheless, as outlined above, the Company is facing many challenges and there are material risks that the Company will be unable to manage all of the issues it is facing. Based upon the business plan being developed, the Company believes that there should be a reasonable basis for meeting the challenges faced by the Company and managing the issues it is facing in a manner reasonably satisfactory to the Company. However, the Company is unable to predict the outcome of the issues outlined above. If the Company is unable to address one or more of these issues and reach resolutions reasonably satisfactory to the Company, the outcome may have a material adverse effect on the Company and its operations, including the recoverability of recorded asset amounts. If this occurs one alternative that the Company might choose, either in the immediate future or in the longer term, would be to seek protection under Chapter 11 of the U.S. Bankruptcy Code and, to the extent appropriate, the laws of the United Kingdom and other non-U.S. jurisdictions providing protection from creditors.

          The Internal Revenue Service is conducting an examination of the Company's federal income tax returns for the fiscal years ended March 31, 1995 and 1996. The Company has received various notices of proposed adjustments; the principal adjustment relates to the timing of certain deductions associated with leased equipment financing. While the ultimate result can not be determined with certainty, the Company intends to vigorously contest the proposed adjustments and believes that the ultimate resolution will not materially impact the Company's consolidated results of operations or financial position.

      YEAR 2000 READINESS DISCLOSURE

               Many computer systems, including several used by the Company, could experience problems processing information beyond the Year 1999. As a result, certain computer systems, including the hardware, software and embedded technologies, need to be modified prior to the Year 2000, in order to remain functional. The Company has a Year 2000 worldwide program office that has developed an overall Year 2000 plan to address the possible impact of Year 2000 on the processing of date sensitive information by computer systems. The Company's Year 2000 worldwide program office is comprised of senior executives, legal counsel and program managers. The progress of the overall Year 2000 program plan is being monitored and reported to a Worldwide Steering Committee and to the Board of Directors on a regular basis.

               The Company's Year 2000 program plan contains program administration and a six phased remediation approach. The six phases are:
      1) Inventory - comprehensive lists of hardware, software and embedded technologies with assigned compliance status, 2) Assessment and Analysis - remediation solutions and options are researched, selected and detailed plans with target completion dates are developed, 3) Remediation Development - includes hardware and software upgrades, vendor and supplier certification and other related changes, 4) Test and Validate - testing, conversion and integration of business applications and systems, including compliance demonstration and user acceptance, 5) Deployment Implementation of solutions into the operating environment and 6) Contingency Planning and Post-Year 2000 Support - the development of alternative actions to limit any adverse impact on the Company's operations. The Company's Year 2000 worldwide program office meets regularly to review plan progress, issues and issues resolution.

               The Company's Year 2000 plans include identification and assessment of operational systems, including without limitation, business applications, infrastructure hardware and software applications. To prepare for the Year 2000, where appropriate, the Company is performing testing, remediation, and validation of operational systems. The Company is in the process of implementing a new corporate wide IT infrastructure thereby enabling it to operate independently from Kodak's computer systems, when implemented. It is possible that the Year 2000 may have an impact on the operations of the Company in the event certain remaining IT systems, primarily related to the U.S. and Latin American applications separation, and Canadian application conversions are not implemented as planned. The Company will also perform comprehensive integration testing and validation of its major operational systems during the last phases of the Year 2000 program.

               The Company is currently evaluating its products and service offerings, supplier relationships and vendor manufacturing relationships to assess the potential impact on operations if third parties are not successful in having their systems Year 2000 compliant in a timely manner. The Company's Year 2000 plans include working with its suppliers, vendors and customers to identify and assess any Year 2000 issues associated with its products, services and facilities (including non-IT/embedded systems). If the Company believes that a supplier will not be able to continue to provide an adequate level of service, the Company intends to take appropriate actions to minimize the impact of the Year 2000 changeover on its operations.

               The Company believes it is taking reasonable steps to avoid interruption in the business, which may be caused by the Year 2000 changeover. The Company believes that its efforts will enable the Company to operate without significant interruption caused by the Year 2000 changeover. Presently, the Company is unable to quantify the costs of any such modifications or other activities required to address the Year 2000 issue, and therefore, is unable to determine if such costs and expenses will be material to the Company.

               The Company is currently evaluating its products and service offerings, supplier relationships and vendor manufacturing relationships to assess the potential impact on operations if third parties are not successful in having their systems year 2000 compliant in a timely manner. The Company believes it is taking reasonable steps to avoid interruption in the business caused by year 2000 problems. Presently, the Company is unable to quantify the costs of any such modifications or other activities required to address the year 2000 issue, and therefore, is unable to determine if such costs and expenses will be material to the Company.


      EURO

               On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union ("EMU") are scheduled to establish fixed conversion rates between their existing currencies and one common currency
      - the Euro. The Euro will then trade on currency exchanges and may be used in business transactions. Countries in which the Company operates that are converting to the Euro include Austria, Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. The Company's operating subsidiaries affected by the Euro conversion have established plans to address the systems and business issues raised by the Euro currency conversion including information technology systems, the processes of preparing accounting records, financial instruments and the continuity of contracts. Where necessary, systems are being updated to allow "dual currency" functionality to enable the Company to invoice and be invoiced in either local currencies or the Euro. The conversion to the Euro is also expected to eliminate exchange risks among the EMU countries and reduce the need for forward contracts. Those countries not converting to the Euro on January 1, 1999 (e.g., the U.K.) are preparing for the conversion as well, to enable a switch to the Euro, should the local government of these countries decide to convert at some later date. All existing contracts will still be legally enforceable despite the Euro conversion. While there can be no assurances that external factors associated with the conversion will not impact the Company, based upon steps taken to date, the Company anticipates that the Euro conversion will not have a material impact on its financial condition or results of operations.


      SEASONALITY

               The Company has experienced some seasonality in its business. The Company's revenue during the fourth quarter has historically been higher than other quarters of its fiscal year. The Company believes that this has been due to year-end sales contests and a focus on the finalization of transactions before year-end. There can be no assurance that fourth quarter results will continue to be higher this fiscal year or in future years. The Company's European and Canadian operations have historically experienced lower revenue for the three month period ended September 30 due to increased vacation time by Europeans and Canadians during July and August. This has resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during such period.

      SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

           Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to the progress of and anticipated benefits from the Uniting Danka Project, the Company's ability to meet challenges it faces, the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Factors that might cause such differences include, but are not limited to (i) the potential increased costs resulting from technological developments, revisions to existing information technology systems, year 2000 issues and the separation of the Office Imaging business off of Kodak's computer system, (ii) business disruption resulting from year 2000 issues including unidentified noncompliance of technology, delays or difficulties in implementing new IT infrastructure, delays or difficulties in converting remaining systems and applications, and untimely third party completion of year 2000 compliance,
      (iii) increased competition resulting from other high volume and digital copier distributors and the discounting of such copiers by competitors,
      (iv) any inability by the Company to manage and reduce its outstanding debt, meet its working capital needs, maintain compliance with the covenants of the Credit Agreement or the Company's inability to satisfy the requirements for the additional $35.0 million under the waiver agreement with its bank lenders in effect through February 28, 1999 and whether such additional funding will be sufficient to meet the Company's liquidity needs, (v) any inability by the Company to procure longer term financing beyond the waiver period to meet its liquidity needs, (vi) any inability by the Company to continue to gain access to and successfully distribute new, including digital products, and current products brought to the marketplace at competitive costs and prices, (vii) any inability by the Company to comply with the purchasing requirements under its supply agreements with its vendors, including Kodak, and the impact thereof,
      (viii) any inability by the Company to successfully close facilities without negative impact on the Company's operations, (ix) the ultimate outcome and impact of the pending class action lawsuit, (x) any negative impact from the loss of any key upper management personnel, (xi) any inability by the Company to adequately address its liquidity challenges,
      (xii) the refusal by any vendor to provide equipment, parts and supplies as a result of the Company's financial condition, (xiii) any negative impact on the Company's financial condition or results of operations caused by the Euro conversion, (xiv) any significant assessment, pursuant to the review by the Internal Revenue Service, (xv) any inability by the Company to obtain adequate funding for its leasing business, (xvi) any inability by the Company to bring SG&A expenditures of the Company's U.S. division in line with anticipated sales, (xvii) any inability by the Company to reach a mutually satisfactory agreement with Kodak, with terms reasonably satisfactory to both parties, (xviii) any inability by the Company to sell one or more of its divisions or operating units, (xix) fluctuations in foreign currencies and (xx) other risks including those risks identified in any of the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

      PART II - OTHER INFORMATION


      ITEM 1.     LEGAL PROCEEDINGS.

         The Company, various directors, former officers and a former director are defendants in a purported class action lawsuit. A consolidated class action complaint (the "Complaint") was filed in the United States District Court for the Middle District of Florida, Tampa Division on or about June 18, 1998. The Complaint alleges, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, engaged in improper accounting practices and that certain former officers utilized insider information, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's American Depositary Receipts in the period between May 13, 1997 and December 15, 1997, and seek an award of an unspecified amount of monetary damages, including punitive damages, to all of the members of the purported class. The Company filed its motion to dismiss the Complaint on or about July 29, 1998 and all briefs have been submitted to the Court. The case is in the early stages and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

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


      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual General Meeting of shareholders of Danka Business Systems PLC was held on July 24, 1998. At the meeting, the following actions were taken by the shareholders:

      1. The payment of a final dividend for fiscal year 1998 in the amount of
      1.56 pence per Ordinary Share (net) was authorized. The voting on the resolution was as follows:

                  FOR                         82,736,319
                  AGAINST                      1,551,514
                  ABSTAINED                       35,000

         2. James F. White was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

                  FOR                         82,129,541
                  AGAINST                      2,158,292
                  ABSTAINED                       35,000

         3. J. Ernest Riddle, who was appointed during the course of the year, was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

                  FOR                         82,490,006
                  AGAINST                      1,797,827
                  ABSTAINED                       35,000

         4. KPMG Audit Plc was appointed as the Company's auditors for fiscal year 1999, and the Board of Directors was authorized to fix the auditor's remuneration. The voting on the resolution was as follows:

                  FOR                         83,456,560
                  AGAINST                        831,273
                  ABSTAINED                       35,000

         5. The Board of Directors of the Company was granted the authority to allot securities up to an aggregate nominal amount of (pound)947,898. The voting on the resolution was as follows:

                  FOR                         76,741,331
                  AGAINST                      7,546,502
                  ABSTAINED                       35,000

         6. The Board of Directors of the Company was granted the authority to allot equity securities up to an aggregate nominal amount of (pound)568,740 without providing certain pre-emptive rights. The voting on the resolution was as follows:

                  FOR                         70,379,551
                  AGAINST                     13,045,699
                  ABSTAINED                      897,583

         7. The Company was granted the authority to buy back up to 15% of its outstanding share capital. The voting on the resolution was as follows:

                  FOR                         83,589,495
                  AGAINST                        748,338
                  ABSTAINED                       35,000

        8. Approval of the 1998 Executive Performance Plan was granted. The voting on the resolution was as follows:

                  FOR                         75,536,335
                  AGAINST                      8,701,498
                  ABSTAINED                       35,000

        9. Approval of the Amendments to the Danka 1996 Share Option Plan was granted. The voting on the resolution was as follows:

                  FOR                         76,242,604
                  AGAINST                      7,182,646
                  ABSTAINED                      897,583

         10. Approval of the Danka Business Systems PLC Savings Related Share Option Scheme was granted. The voting on the resolution was as follows:

                  FOR                         79,559,238
                  AGAINST                      4,728,595
                  ABSTAINED                       35,000


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

  4.3* Deposit Agreement dated June 25, 1992, Amendment No. 1 dated February 26, 1993 and Amendment No. 2 dated July 2,
                     1993 (Exhibit 4.9 of the Company's Form S-1 Registration
                     Statement No. 33-68278 (the "1993 Form S-1"), and
                     Amendment No. 3 dated August 16, 1994 between The Bank of
                     New York, the Company and Owners and Holders of American
                     Depositary Receipts.

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

  4.11* Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka
                     Business Systems PLC, Dankalux Sarl & Co., SCA and
                     Danka Holding Company, NationsBank, N.A., each other
                     Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.11 to the Company's Form 8-K October 21, 1998).

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

  10.1               Employment Agreement dated August 28, 1998 among the
                     Company, Danka Business Systems PLC and Larry K. Switzer.

  10.2               Employment Agreement dated August 1,1998 among the
                     Company, Danka Business Systems PLC and Brian L. Merriman.

  27.1               Financial Data Schedule (for SEC purposes only)

  27.2               Restated Financial Data Schedule (September 30, 1997
                     Form 10-Q) (for SEC purposes only)

  * Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.


      (b)      Reports on Form 8-K:

               On July 28, 1998, the Company filed a report on Form 8-K announcing the second amendment to the Company's Credit Agreement.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DANKA BUSINESS SYSTEMS PLC
                                   --------------------------
                                          (Registrant)



      Date: November 19, 1998      /S/ LARRY K. SWITZER
            -----------------      ------------------------------
                                   Larry K. Switzer, Chief Executive
                                   (Finance Director, Chief Financial Officer,
                                   and Principal Accounting Officer)