Form 10-Q
period 1998-12-31
DANKA BUSINESS SYSTEMS PLC
filed 1999-02-18
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _______________

         Commission file number:  0-20828

                           DANKA BUSINESS SYSTEMS PLC
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND                                                                98-0052869
--------------------------------------------------------------         --------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

11201 DANKA CIRCLE NORTH
ST. PETERSBURG, FLORIDA                                                33716
--------------------------------------------------------------         --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  727-576-6003

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 228,067,865 Ordinary shares outstanding as of December 31, 1998.

                                      INDEX


                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements

          Consolidated Statements of Operations for the three months ended
          December 31, 1998 and 1997 (Unaudited)                                 3


          Consolidated Statements of Operations for the nine months ended
          December 31, 1998 and 1997 (Unaudited)                                 4


          Condensed Consolidated Balance Sheets as of December 31, 1998
          (Unaudited) and March 31, 1998 (Audited)                               5


          Consolidated Statements of Cash Flows for the nine months ended
          December 31, 1998 and 1997 (Unaudited)                                 6


          Consolidated Statements of Shareholders' Equity for the nine
          months ended December 31, 1998 and 1997 (Unaudited)                    7


          Notes to Consolidated Financial Statements (Unaudited)                 8



    Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                       16





PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                  37
    Item 2 - Changes in Securities                                              37
    Item 3 - Defaults upon Senior Securities                                    37
    Item 4 - Submission of Matters to a Vote of Security Holders                37
    Item 5 - Other Information                                                  38
    Item 6 - Exhibits and Reports on Form 8-K                                   38

Signature                                                                       41

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per American Depositary Share ("ADS") amounts)

                                                                        FOR THE THREE MONTHS ENDED
                                                                      ------------------------------
                                                                      DECEMBER 31,      DECEMBER 31,
                                                                          1998              1997
---------------------------------------------------------------       ------------      ------------
                                                                      (UNAUDITED)        (UNAUDITED)

REVENUE:
Retail equipment sales                                                $   188,426        $ 247,320
Retail service, supplies and rentals                                      479,960          515,114
Wholesale                                                                  55,488           71,792
---------------------------------------------------------------       -----------        ---------
Total revenue                                                             723,874          834,226
---------------------------------------------------------------       -----------        ---------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                            164,220          159,804
Special charges, cost of retail equipment sales                            47,191           10,000
Retail service, supplies and rental costs                                 292,795          308,416
Special charges, retail service, supplies and rental costs                 25,991               --
Wholesale costs of revenue                                                 47,993           58,648
Selling, general and administrative expenses                              263,956          252,492
Special charges, general and administrative expenses                       17,000               --
Amortization of intangible assets                                           5,131            6,791
Write-off of goodwill and other long-lived assets                         107,858               --
Commitment to Kodak under R&D agreements                                   12,500           12,501
Restructuring charges                                                      38,174           11,000
---------------------------------------------------------------       -----------        ---------
Total costs and operating expenses                                      1,022,809          819,652
---------------------------------------------------------------       -----------        ---------
(LOSS) EARNINGS FROM OPERATIONS                                          (298,935)          14,574
Interest expense and other, net                                            21,923           15,168
---------------------------------------------------------------       -----------        ---------
(LOSS) EARNINGS BEFORE INCOME TAXES                                      (320,858)            (594)
Provision (benefit) for income taxes                                      (46,849)            (221)
---------------------------------------------------------------       -----------        ---------
NET (LOSS) EARNINGS                                                   $  (274,009)       $    (373)
===============================================================       ===========        =========

BASIC (LOSS) EARNINGS PER ADS:
  Net (loss) earnings per ADS                                         $     (4.82)       $   (0.01)
  Weighted average ADSs                                                    56,896           56,847

DILUTED (LOSS) EARNINGS PER ADS:
  Net (loss) earnings per ADS                                         $     (4.82)       $   (0.01)
  Weighted average ADSs                                                    56,896           56,847


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)

                                                                    FOR THE NINE MONTHS ENDED
                                                                 ------------------------------
                                                                 DECEMBER 31,      DECEMBER 31,
                                                                     1998              1997
----------------------------------------------------------       ------------      ------------
                                                                 (UNAUDITED)        (UNAUDITED)

REVENUE:
Retail equipment sales                                           $   587,091        $  732,774
Retail service, supplies and rentals                               1,458,825         1,553,077
Wholesale                                                            177,201           197,226
----------------------------------------------------------       -----------        ----------
Total revenue                                                      2,223,117         2,483,077
----------------------------------------------------------       -----------        ----------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                       442,725           474,328
Special charges, cost of retail equipment sales                       47,191            10,000
Retail service, supplies and rental costs                            883,071           933,418
Special charges, retail service, supplies and rental costs            25,991                --
Wholesale costs of revenue                                           149,662           159,783
Selling, general and administrative expenses                         736,714           733,671
Special charges, general and administrative expenses                  17,000                --
Amortization of intangible assets                                     15,510            16,143
Write-off of goodwill and other long-lived assets                    107,858                --
Commitment to Kodak under R&D agreements                              37,500            37,503
Restructuring charges                                                 38,174            11,000
----------------------------------------------------------       -----------        ----------
Total costs and operating expenses                                 2,501,396         2,375,846
----------------------------------------------------------       -----------        ----------
(LOSS) EARNINGS FROM OPERATIONS                                     (278,279)          107,231
Interest expense and other, net                                       55,867            47,011
----------------------------------------------------------       -----------        ----------
(LOSS) EARNINGS BEFORE INCOME TAXES                                 (334,146)           60,220
Provision (benefit) for income taxes                                 (51,793)           22,402
----------------------------------------------------------       -----------        ----------
NET (LOSS) EARNINGS                                              $  (282,353)       $   37,818
==========================================================       ===========        ==========

BASIC (LOSS) EARNINGS PER ADS:
  Net (loss) earnings per ADS                                    $     (4.96)       $     0.67
  Weighted average ADSs                                               56,881            56,777

DILUTED (LOSS) EARNINGS PER ADS:
  Net (loss) earnings per ADS                                    $     (4.96)       $     0.65
  Weighted average ADSs                                               56,881            57,897



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                                   DECEMBER 31,         MARCH 31,
                                                                                       1998               1998
----------------------------------------------------------------------------       ------------       -----------
                                                                                   (UNAUDITED)         (AUDITED)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                          $    46,654        $    34,653
Accounts receivable, net                                                               593,575            628,052
Inventories                                                                            435,800            482,656
Prepaid expenses and other current assets                                               26,467             35,414
----------------------------------------------------------------------------       -----------        -----------
TOTAL CURRENT ASSETS                                                                 1,102,496          1,180,775

Equipment on operating leases, net                                                     286,637            294,348
Property and equipment, net                                                            101,920             87,916
Intangible assets, net                                                                 381,106            485,032
Deferred income taxes and other assets                                                 106,239            130,870
                                                                                   -----------        -----------
TOTAL ASSETS                                                                       $ 1,978,398        $ 2,178,941
============================================================================       ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable                             $   101,338        $    84,490
Accounts payable                                                                       185,587            297,464
Accrued expenses and other current liabilities                                         334,995            338,237
Deferred revenue                                                                        66,586             70,476
                                                                                   -----------        -----------
TOTAL CURRENT LIABILITIES                                                              688,506            790,667
Convertible subordinated notes                                                         200,000            200,000
Other long-term debt                                                                   873,678            658,892
Deferred income taxes and other long-term liabilities                                   23,143             49,075
----------------------------------------------------------------------------       -----------        -----------
TOTAL LIABILITIES                                                                    1,785,327          1,698,634
----------------------------------------------------------------------------       -----------        -----------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
authorized; 228,067,865 issued and outstanding                                           4,758              4,746
Additional paid-in capital                                                             304,436            304,197
Retained earnings                                                                      (60,388)           227,917
Accumulated other comprehensive income                                                 (55,735)           (56,553)
                                                                                   -----------        -----------
TOTAL SHAREHOLDERS' EQUITY                                                             193,071            480,307
----------------------------------------------------------------------------       -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 1,978,398        $ 2,178,941
============================================================================       ===========        ===========



 SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                        ----------------------------
                                                                                        DECEMBER 31,    DECEMBER 31,
                                                                                            1998            1997
----------------------------------------------------------------------------------      ------------    ------------
                                                                                         (UNAUDITED)     (UNAUDITED)

OPERATING ACTIVITIES
Net (loss) earnings                                                                      $(282,353)       $  37,818
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
   Depreciation and amortization                                                           129,130          139,942
   Loss on sale of property and equipment                                                    4,776            1,293
   Proceeds from sale of rental equipment                                                   26,162           13,403
   Restructuring and other special charges                                                 236,214               --
   Changes in assets and liabilities, net of effects from the purchase of subsidiaries:
      Accounts receivable                                                                   38,476          (21,509)
      Inventories                                                                           47,470          (81,775)
      Prepaid expenses and other current assets                                              8,984           (2,982)
      Deferred income taxes and other noncurrent assets                                     19,958           15,390
      Accounts payable                                                                    (120,796)           4,305
      Accrued expenses                                                                     (56,441)         (43,407)
      Deferred revenue                                                                      (4,599)          (2,455)
      Deferred income taxes and other long-term liabilities                                (73,239)          (3,126)
----------------------------------------------------------------------------------       ---------        ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                        (26,258)          56,897
----------------------------------------------------------------------------------       ---------        ---------
INVESTING ACTIVITIES
Capital expenditures                                                                      (156,635)        (129,694)
Proceeds from sale of property and equipment                                                 2,955            7,999
Purchase of subsidiaries, net and proceeds
     from settlement of fiscal year 1997 acquisition                                        (1,534)         104,024
----------------------------------------------------------------------------------       ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                                     (155,214)         (17,671)
----------------------------------------------------------------------------------       ---------        ---------
FINANCING ACTIVITIES
Net borrowings (payments) under line of credit agreements                                  201,415          (65,761)
Principal payments on debt                                                                  (2,726)          (2,478)
Proceeds from stock options exercised                                                          251            2,539
Dividends                                                                                   (5,952)          (4,847)
----------------------------------------------------------------------------------       ---------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        192,988          (70,547)
----------------------------------------------------------------------------------       ---------        ---------
EFFECT OF EXCHANGE RATES                                                                       485            7,306
                                                                                         ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        12,001          (24,015)
Cash and cash equivalents, beginning of period                                              34,653           73,875
                                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $  46,654        $  49,860
==================================================================================       =========        =========


     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
(IN THOUSANDS)

                                                      ADDITIONAL                           CURRENCY
                                      ORDINARY          PAID-IN         RETAINED         TRANSLATION
                                       SHARES           CAPITAL         EARNINGS          ADJUSTMENT        TOTAL
---------------------------------    -----------      -----------      -----------       -----------     -----------
                                     (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)

BALANCES AT MARCH 31, 1998            $   4,746        $ 304,197        $ 227,917        $ (56,553)       $ 480,307

Net loss                                                                 (282,353)                         (282,353)

Dividends                                                                  (5,952)                           (5,952)

Shares issued under employee
            options plans                    12              239                                                251

Currency translation adjustment                                                                818              818


---------------------------------     ---------        ---------        ---------        ---------        ---------
Balances at December 31, 1998         $   4,758        $ 304,436        $ (60,388)       $ (55,735)       $ 193,071
=================================     =========        =========        =========        =========        =========


                                                      ADDITIONAL                           CURRENCY
                                      ORDINARY          PAID-IN         RETAINED         TRANSLATION
                                       SHARES           CAPITAL         EARNINGS          ADJUSTMENT        TOTAL
---------------------------------    -----------      -----------      -----------       -----------     -----------
                                     (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)

BALANCES AT MARCH 31, 1997            $   4,734        $ 301,623        $ 186,306        $ (26,932)       $ 465,731

Net earnings                                                               37,818                            37,818

Dividends                                                                 (10,623)                          (10,623)

Shares issued under employee
            options plans                    10            2,529                                              2,539

Currency translation adjustment                                                            (12,704)         (12,704)

---------------------------------     ---------        ---------        ---------        ---------        ---------
Balances at December 31, 1997         $   4,744        $ 304,152        $ 213,501        $ (39,636)       $ 482,761
=================================     =========        =========        =========        =========        =========



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of December 31, 1998, consolidated statements of operations for the three months and nine months ended December 31, 1998 and 1997, the consolidated statements of shareholders' equity for the nine months ended December 31, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended December 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, including restructuring and other special charges, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's (the "Company") Annual Report for the year ended March 31, 1998. Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 2.  RESTRUCTURING AND OTHER SPECIAL CHARGES

FISCAL 1999 CHARGES:

         The Company recorded certain restructuring and other special charges during the third quarter of fiscal 1999, as outlined below, with the anticipation that the Company's future operating performance will improve as a result of the elimination of excess facilities costs, a reduction in selling, general and administrative expenses (the "worldwide cost reduction program"), the write-off of goodwill and long-lived assets, as well as the write-down of assets which have been impacted as a result of the termination of certain agreements between the Company and Eastman Kodak ("Kodak").


PRE-TAX RESTRUCTURING CHARGE (1):

                                             ------------------------------------------------------
                                                                          OTHER
(in thousands)                                               CASH        NON-CASH   RESERVE AT DEC.
                                             EXPENSE        OUTLAYS       CHANGES      31, 1998 (6)
                                             ------------------------------------------------------

Severance                                    $17,591       $   (641)           --           $16,950

Future lease obligations on facility          19,375             --            --            19,375
closures
Write-off of leasehold improvements on
     facility closures                         3,084             --      $ (3,084)               --
                                             -------       --------      --------           -------
Total                                        $40,050       $   (641)     $ (3,084)          $36,325
                                             =======       ========      ========           =======


As noted below under fiscal 1998 and 1997 restructuring charges, unutilized accruals of $1.9 million were reversed during the third quarter of fiscal 1999 and included as a credit to the current year pre-tax restructuring charge of $40.1 million, resulting in a net charge of $38.2 million.

OTHER SPECIAL CHARGES (PRE-TAX):
                                                      ------------------------------------------------------
                                                                                    OTHER        RESERVE AT
(in thousands)                                                         CASH        NON-CASH     DECEMBER 31,
                                                       EXPENSE        OUTLAYS      CHANGES        1998 (6)
                                                      ------------------------------------------------------

Special charges to cost of retail equipment (2):
     Kodak equipment valuations                        $  46,059          --       $ 39,559       $  6,500
     Write-off of other assets                             1,132          --          1,132             --
                                                       ---------        ----       --------       --------
     Total                                                47,191          --         40,691          6,500


Special charges to cost of retail service,
supplies and rentals (3):
     Write-off of terminated Kodak agreements             23,991          --         23,991             --
     Write-off of other assets                             2,000          --          2,000             --

                                                       ---------        ----       --------       --------
     Total                                                25,991          --         25,991             --


Special charges to selling, general and
administrative expenses (4):
     Write-off of terminated Kodak agreements             15,000          --         15,000             --
       Write-off of other assets                           2,000          --          2,000             --
                                                       ---------        ----       --------       --------
     Total                                                17,000          --         17,000             --

FAS 121 impairment of long-lived assets (5)              107,858          --        107,858             --

Total other special charges                              198,040          --        191,540          6,500
                                                       ---------        ----       --------       --------

RESTRUCTURING AND OTHER SPECIAL CHARGES                $ 238,090        $641       $194,624       $ 42,825
                                                       =========        ====       ========       ========

Less unutilized reserves from prior charges               (1,876)         --             --         (1,876)

RESTRUCTURING AND OTHER SPECIAL CHARGES, NET           $ 236,214        $641       $194,624       $ 40,949
                                                       =========        ====       ========       ========


(1) The Company's worldwide cost reduction program was initiated during the third quarter of fiscal 1999 with the goal of reducing SG&A and improving profitability. In connection with the Company's worldwide cost reduction program, the Company recorded a $40.1 million pre-tax restructuring charge during the third quarter of fiscal 1999. The restructuring charge included $17.6 million in costs related to severance, which represents the reduction of approximately 1,400 positions worldwide. Cash outlays related to these reductions during the third quarter totaled $0.6 million. The Company expects to substantially complete these workforce reductions by the first quarter of fiscal 2000.

         The restructuring charge was also comprised of $19.4 million for future lease obligations on facility closures. The Company has identified over 60 facilities that will be closed. The remaining lease obligations related to these facility closures are expected to continue beyond the year 2001.

         In addition, the restructuring charge included $3.1 million for the write-off of leasehold improvements on the aforementioned facility closures.

(2) Special charges to the cost of retail equipment sales primarily consisted of $46.1 million for a decline in the estimated market value of the Company's Kodak branded inventory as well as additional amounts related to the termination of certain agreements between the Company and Kodak. See (3) below for the note on termination of agreements.

(3) Special charges to the cost of retail service, supplies and rentals primarily consisted of $24.0 million for the write-off of terminated Supply Agreements between the Company and Kodak. On December 17, 1998, the Company announced the termination of its Research and Development Agreement with Kodak, as well as the termination of certain Supply and other agreements that required the Company to make minimum purchases of equipment from Kodak. See Note 4 - "Credit Agreement Bank Waiver and Other Contingencies" for discussion on termination of agreements.

(4) Special charges to selling, general and administrative expenses primarily consisted of $15.0 million for the write-off of certain terminated agreements between the Company and Kodak. See (3) above for the note on termination of agreements. See Note 4 - "Credit Agreement Bank Waiver and Other Contingencies" for discussion on termination of agreements.

(5) In connection with the Company's restructuring plan, the Company reviewed its investment in goodwill and other long-lived assets for impairment. The Company determined that based on changes in the business environment and an analysis of anticipated cash flows, the carrying amount of goodwill and other long-lived assets, primarily in the U.S. and Canada, may not be recoverable. The resulting impairment necessitated a write-down of $107.9 million, which is comprised of $89.5 million in the U.S. and $18.4 million in Canada. The estimated fair values of the Company's goodwill and other long-lived assets have been determined by calculating the present value of estimated expected future cash flows using an appropriate discount rate.

(6) The reserves at December 31, 1998 are included in accrued expenses and other liabilities on the accompanying consolidated balance sheet as of December 31, 1998.

ANTICIPATED FOURTH QUARTER CHARGES:

         The Company also expects to incur approximately $8.0 million in restructuring and other special charges during the fourth quarter of fiscal 1999 primarily for the closure/relocation of additional facilities and the costs and severance related to such closures. These decisions by management to close these facilities were made during the fourth quarter.

     FISCAL 1998:

         In December 1997, the Company recorded an $11.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Eastman Kodak Company ("Kodak") with Danka's existing sales and service network. The restructuring charge principally consisted of severance and other employee termination benefits and resulted in the separation of over 1,000 employees worldwide. At December 31, 1998, approximately $0.6 million remained in accrued liabilities for these separations which was reversed and is included as a credit to arrive at the net $38.2 million restructuring charges in the accompanying statement of operations for the three and nine months ended December 31, 1998.

     FISCAL 1997:

         In December 1996, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Kodak and the related transition to the Company's Market Based Approach in North America. At December 31, 1998, approximately $6.3 million remained in accrued liabilities, primarily for the closure of duplicate facilities. Of this balance, $5.0 million will be utilized for the remaining lease obligations related to such closures. The remaining $1.3 million in accrued liabilities was reversed and is included as a credit to arrive at the net $38.2 million restructuring charges in the accompanying statement of operations for the three and nine months ended December 31, 1998.


NOTE 3. INCOME TAXES (BENEFIT)

         The effective income tax rate used to calculate the Company's net loss before and after the restructuring and other special charges for the nine months ended December 31, 1998 were a tax benefit of 9.9% and 15.5%, respectively. The variance in the effective tax rates before and after the third quarter restructuring and other special charges is primarily due to the following:

- The inclusion of non-tax deductible items in the special charges, primarily the write-off of goodwill and other long-lived assets;
- An increase in valuation allowances established as a result of uncertainties about the ability to utilize net operating loss carry-forwards in certain jurisdictions, principally the UK and Canada;
- The variation in the magnitudes of the Company's pre-tax losses before and after the restructuring and other special charges.


NOTE 4. CREDIT AGREEMENT BANK WAIVER AND OTHER CONTINGENCIES

         As previously disclosed (in a Form 8-K filed by the Company) on October 20, 1998 the Company obtained a waiver of its obligation to comply with certain financial covenants of its credit agreement with a consortium of international bank lenders ("Credit Agreement") and any adverse effect resulting from such non-compliance for a period from September 30, 1998 through February 28, 1999. Terms of the waiver included a 70-basis point increase in the interest rate on certain borrowings under the Credit Agreement during the waiver period, the granting of security interests in substantially all of the Company's U.S. subsidiaries' assets to secure up to $225.0 million of the borrowings under the Credit Agreement and a $50.0 million reduction in the total commitment by the lenders. The Company also agreed to use its best efforts to maintain, during the waiver period, at least $30 million of lines of credit outside the U.S. Furthermore, the Company agreed that it shall not incur additional Indebtedness (as defined in the Credit Agreement) except Indebtedness under the Credit Agreement and indebtedness under the lines required to be maintained outside the U.S. During the term of the waiver, the Company may not pay dividends and the lenders' consent is required for any acquisition or investments by the Company.

         Pursuant to that waiver, the banks agreed to provide the Company with up to $75.0 million in new loans upon satisfaction of certain conditions, including a requirement that the Company present to the banks a business plan demonstrating a process for reducing outstanding indebtedness and achieving results of operations necessary to permit performance and satisfactory compliance with the Credit Agreement, review by the lenders' consultant and the lenders of the business plan and the Company's providing cash flow projections demonstrating the need for the additional loans. On December 8, 1998, the Company presented its business plan and other information to the banks at which time the banks approved the plan and advanced the full $75.0 million in new loans to the Company.

         Pursuant to its business plan, the Company is in the process of implementing a number of initiatives, including (i) reducing SG&A costs, (ii) improving management of working capital, (iii) a divestiture program, (iv) completion of negotiations addressing the Company's long term relationship with Kodak, (v) completion of negotiations with GE Capital Corporation ("GE Capital") and other providers of financing for the Company's leasing business, and (vi) other elements of restructuring of its business.

         The Company believes that it has made significant progress in implementing these initiatives and that its fundamental businesses are sound. Nevertheless the Company faces significant challenges and risks as outlined below.

         To permit sufficient time to continue the processes and initiatives described above, the Company has requested its bank lenders to extend the waiver for an additional 180 days and to agree to provide an additional $30.0 million in new loans to the Company if needed. The Company has agreed, if the waiver is granted, that the existing U.S. collateral will secure all of its indebtedness under the Credit Agreement, the Company will agree to apply substantial portions of the proceeds from its asset divestitures to outstanding indebtedness under the Credit Agreement, that the $30.0 million in new loans, if drawn, will bear interest at 1.5% in excess of the regular interest rate, and that it will pay the banks a fee of approximately $1 million for such waiver.

         The Company has reached agreement with a steering committee of lenders holding approximately 31% of the commitments under the Credit Agreement to grant such a waiver. Under the terms of the Credit Agreement, approval by 51% in interest of the lenders (Majority Approval) is required to effect such a waiver. While the Company anticipates, based on its prior relationship with the lenders, that such Majority Approval will be obtained, there can be no assurance that such approval will in fact be obtained prior to the expiration of the current waiver on February 28, 1999. In the absence of such Majority Approval, the Company would be in default under the Credit Agreement shortly after termination of the existing waiver and, if that should occur, the lenders, by Majority Approval, could accelerate the maturity of the Company's indebtedness under the Credit Agreement.

         The last dividend paid to shareholders by the Company was July 28, 1998. As stated above, the Company may not pay dividends during the term of the bank waiver. Additionally, the Company does not anticipate that the payment of a dividend will be reinstated upon expiration of the waiver.

         The Company announced during its third quarter a worldwide cost reduction program with the goal of reducing SG&A and improving profitability. A key element of the cost reduction program is to bring the SG&A expenditures of the Company's U.S. division in line with anticipated revenue. The Company began certain initiatives related to the program during the third quarter including the elimination of various advertising programs and non-essential IT projects, and headcount reductions. The Company previously announced the reduction of 450 positions at its Rochester, NY facilities. In connection with the worldwide cost reduction program, the Company recorded a gross pre-tax restructuring charge of $40.1 million in December 1998. The costs related to severance represent the reduction of approximately 1,400 positions worldwide. The Company expects to substantially complete these workforce reductions by the first quarter of fiscal 2000. The Company's National Service Dispatch Call Center, DSI division, regional sales and service operations, and certain other essential functions will not be affected.

         As previously announced, on December 17, 1998, certain supply and other agreements that required the Company to make minimum purchases from Kodak in future years and to fund research and development activities were terminated. The Company estimates that the termination of these agreements will reduce payment obligations to Kodak during the next three to four years (after taking into account certain other payments that Kodak will no longer make to the Company) by more than $150.0 million. The Company was able to reduce inventory, before special charges, by $83.1 million during the third quarter of fiscal 1999 by minimizing purchases of new equipment and selling existing inventory, using price concessions where necessary.

         The Company and Kodak have reached an agreement under which Kodak is required to finish development of a digital high-volume copier. The Company will pay to Kodak a series of equal monthly payments, beginning in February and ending in July, totaling $23.0 million. In addition, the Company has agreed to apply 10% of the proceeds of certain asset sales to its remaining outstanding obligations to Kodak. Kodak agreed to manufacture this product for at least three years, so long as it remains in the copier business, and to deliver a commercially saleable unit by June 30, 1999.

         The Company has entered into a series of interim agreements with Kodak under which Kodak has agreed to provide parts and supplies to the Company in both its International and Americas divisions on a cash basis through February 28, 1999. Under these agreements, the Company must make payments of 125% of the purchase price with the excess to be applied to outstanding invoices from Kodak for parts and supplies previously shipped. In the absence of further extensions, the Company believes that Kodak is obligated under contract and antitrust law to ship parts and supplies to the Company so long as the Company pays cash on order. Kodak has acknowledged an obligation that survives termination of the Supply Agreements to continue to make copier supplies and spare parts available to the Company, on a basis substantially similar to that available to the general market, until the earlier of five years or until Kodak is no longer a provider of such supplies and spare parts. Given the limited sale by Kodak of spare parts and supplies to others than the Company, it is uncertain what the market price and terms of sale to the Company would be in the event that the interim agreement is not extended.

         The Company has historically financed a substantial portion of its leasing business using various funding sources. One of the largest programs to obtain such funding is one under which General Electric Capital Corporation ("GE Capital") provides funding used by a Master Trust to acquire customer leases from a subsidiary of the Company. On November 12, 1998, GE Capital served a notice making certain assertions and demanding various actions and assurances in connection with this program, including confirmation from the Company's bank lenders that assets transferred to the master trust were and would be free and clear of the lenders' liens. The Company has been able to satisfy various requirements imposed by GE Capital, including confirmation by the bank lenders as to the lien status of assets transferred to the Master Trust. The Company is continuing to work with GE Capital to address concerns raised by GE Capital in its November 12 letter. In addition, the Company and GE are currently working together under a program outside of the Master Trust while discussions continue in efforts to establish a more extensive lease financing relationship. The Company expects to enter into a satisfactory agreement with GE Capital in this regard. However, there can be no assurance the Company will be able to reach such an agreement.

         As previously disclosed, the Company engaged the investment banking firm of Wasserstein, Perella & Co. to aid it in an examination of its businesses and advise the Company concerning a restructuring. During the third quarter, Wasserstein, Perella & Co. was authorized to market certain of the Company's divisions and operating units to pay down debt and raise funds for operation of the remaining businesses, and is currently engaged in that effort. Bids have been received and discussions and negotiations are under way. The Company anticipates a satisfactory completion of the divestiture process.

         The Company believes that in the event the extension of its waiver under its Credit Agreement is approved and it is able to obtain a satisfactory conclusion to the asset sale process, then anticipated cash flows will be sufficient for its operations through the extended waiver period. As noted above, the Company anticipates that it will be able to obtain extension of the waiver and a satisfactory conclusion to the asset sale process.

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


NOTE 5. (LOSS) EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per ADS computations:

                                             FOR THE THREE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                 DECEMBER 31, 1998                           DECEMBER 31, 1998
                                      --------------------------------------     ----------------------------------------
(In 000's except per share amounts)      INCOME         SHARES     PER-SHARE        INCOME           SHARES     PER-SHARE
                                      (NUMERATOR)   (DENOMINATOR)   AMOUNT       (NUMERATOR)     (DENOMINATOR)   AMOUNT
                                      -----------   -------------  ---------     -----------     -------------  ---------

Net loss                              $(274,009)                                 $(282,353)

BASIC LOSS PER ADS (1):
 Income available to shareholders     $(274,009)        56,896      $(4.82)      $(282,353)          56,881      $(4.96)
                                                                    ======                                       ======


(1) Basic loss per ADS equals diluted loss per ADS due to the net loss incurred by the Company for the three and nine months ended December 31, 1998.


NOTE 6. COMPREHENSIVE (LOSS) INCOME

The following table presents comprehensive (loss) income for the three and nine months ended December 31, 1998 and 1997.

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  DECEMBER 31,                DECEMBER 31,
                                              1998           1997          1998          1997
                                           -----------------------      -----------------------

Net (loss) earnings                        $(274,009)        $(373)     $(282,353)      $37,818
Foreign currency translation, net of tax      (3,410)         (609)           691        (7,976)
                                           ---------         -----      ---------       -------

Total comprehensive (loss) income          $(277,419)        $(982)     $(281,662)      $29,842
                                           =========         =====      =========       =======

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the first quarter of the fiscal year beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting requirements for derivative instruments and hedging activities, and modifies disclosures previously required under other accounting standards. Implementation of Statement No. 133 may be complex. The Company does not expect the adoption of Statement No. 133 to have a material impact on its results of operations.


NOTE 8. PENDING LITIGATION


         The Company, various directors, former officers and a former director are defendants in a purported class action lawsuit. A consolidated class action complaint (the "Complaint") was filed in the United States District Court for the Middle District of Florida, Tampa Division on or about June 18, 1998. The Complaint alleges, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, engaged in improper accounting practices and that certain former officers utilized insider information, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's American Depositary Receipts in the period between May 13, 1997 and December 15, 1997, and seek an award of an unspecified amount of monetary damages, including punitive damages, to all of the members of the purported class. The Company filed its motion to dismiss the Complaint on or about July 29, 1998 and all briefs have been submitted to the Court. The case is in the early stages and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and is vigorously defending the lawsuit.

         The Company is a defendant in a purported lawsuit brought by the Company's former Chief Executive and Director. The former Chief Executive and Director has asserted claims of breach of contract and fraud for Danka's refusal to pay certain sums alleged due under his employment agreement. The Company recently filed its motion to dismiss the complaint. This case is currently in the early stages and while the outcome of such litigation is impossible to predict, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

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

         The Company also provides worldwide document services through its outsourcing business, Danka Services International ("DSI"). DSI provides a wide range of on- and off-site document services, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations and document archiving and retrieval services.

         The Company has experienced a decline in revenue and earnings during the nine months ended December 31, 1998. Revenue declined 10% to $2.2 billion for the nine months ended December 31, 1998, while earnings, before restructuring and other special charges, declined to a net loss of $88.2 million. Including the effect of the restructuring and other special charges, the Company reported a net loss of $282.4 million for the nine months ended December 31, 1998. See Note 3 "Income Taxes" for the different effective tax rates before and after restructuring and other special charges. The performance of the Company has been impacted by a number of factors including reduced retail equipment sales, reduced retail service, supplies and rentals revenue, lower retail equipment margins and higher SG&A expenses, primarily in the U.S. See - "Quarter and Nine Month Comparisons for the period ended December 31, 1998" for full discussion.

         The Company continues to take steps to improve its digital product availability to meet the accelerated shift in customer demand. In September 1998, Danka announced a new strategic alliance with Canon that allows the Company to offer the complete line of Canon color copiers under the Danka brand to all of its customers throughout North America, Europe and select Latin American countries. In January, the Company finalized an additional agreement with Canon allowing the Company to offer a full line of digital black and white copiers throughout the U.S. Further, the Company remains in discussions with other manufacturers regarding similar nationwide digital product distribution.

         In addition, the Company and Kodak have reached an agreement under which Kodak is required to finish development of a digital high-volume copier. The Company will pay to Kodak a series of equal monthly payments, beginning in February and ending in July, totaling $23.0 million. In addition, the Company has agreed to apply 10% of the proceeds of certain asset sales to its remaining outstanding obligations to Kodak. Kodak agreed to manufacture this product for at least three years, so long as it remains in the copier business, and to deliver a commercially saleable unit by June 30, 1999.

         On October 16, 1998, the Company announced the appointment of Wasserstein Perella & Co. as financial advisor to the Company. In conjunction with Wasserstein, the Company is evaluating its strategic and financial options, including the sale of certain divisions. The Company is currently involved in active negotiations with respect to the sale of certain divisions.

         The Company announced in the third quarter its worldwide cost reduction program with the goal of reducing SG&A and improving profitability. A key element of the cost reduction program is to bring SG&A expenditures of the Company's U.S. division in line with anticipated revenue. The Company began certain initiatives related to the program during the third quarter including the elimination of various advertising programs and non-essential IT projects, and headcount reductions. The Company previously announced the reduction of 450 positions at its Rochester, NY facilities. The Company anticipates that the elimination of positions related to the worldwide cost reduction program will be substantially completed by the end of the first quarter of fiscal 2000. The Company's National Service Dispatch Call Center, DSI division, regional sales and service operations, and certain other essential functions will not be affected.

         The Company expects to generate approximately $100.0 million in annualized savings after full implementation of its worldwide cost reduction program. Key initiatives of the program include the following:

-        Closure and consolidation of facilities;
- Headcount reductions through the streamlining of functions and the elimination of non-core and duplicative positions;
- Other cost cutting initiatives, including reductions in advertising programs and discretionary spending, rationalization of distribution systems and the elimination of non-essential IT projects.

         In December, the Company completed the IT separation from Kodak's computer infrastructure worldwide. The separation from Kodak's systems involved several business processes including financial reporting, invoicing, voice mail and electronic mail support for the Office Imaging business acquired from Kodak in December 1996.

         The following tables set forth for the periods indicated the dollar amounts and percentage of total revenue represented by certain items in the Company's Consolidated Statements of Operations before and after restructuring and other special charges:

AFTER RESTRUCTURING AND OTHER SPECIAL CHARGES:

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
DOLLAR AMOUNTS IN MILLIONS                                   DECEMBER 31,                   DECEMBER 31,
                                                         1998          1997            1998            1997
                                                         ----          ----            ----            ----

Revenue:
  Retail equipment sales ......................       $  188.4      $  247.3      $    587.1      $    732.8
  Retail service, supplies and rentals ........          480.0         515.1         1,458.8         1,553.0
  Wholesale ...................................           55.5          71.8           177.2           197.2
                                                      --------      --------      ----------      ----------
      Total revenue ...........................          723.9         834.2         2,223.1         2,483.0
Cost of revenue ...............................          578.2         536.8         1,548.6         1,577.5
                                                      --------      --------      ----------      ----------
Gross profit ..................................          145.7         297.4           674.5           905.5
Selling, general and administrative expenses...          280.9         252.5           753.7           733.7
Amortization of intangible assets .............            5.1           6.8            15.5            16.1
Write-off of goodwill and long-lived assets....          107.9            --           107.9              --
Commitment to Kodak under R&D
      agreements...............................           12.5          12.5            37.5            37.5
Restructuring charges .........................           38.2          11.0            38.2            11.0
                                                      --------      --------      ----------      ----------
      (Loss) earnings from operations .........         (298.9)         14.6          (278.3)          107.2
Interest expense and other, net ...............           21.9          15.2            55.8            47.0
                                                      --------      --------      ----------      ----------
      (Loss) earnings before income taxes .....         (320.8)         (0.6)         (334.1)           60.2
Provision (benefit) for income taxes ..........          (46.8)         (0.2)          (51.8)           22.4
                                                      --------      --------      ----------      ----------
      Net (loss) earnings .....................       $ (274.0)     $   (0.4)     $   (282.3)     $     37.8
                                                      ========      ========      ==========      ==========


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
PERCENTAGE OF TOTAL REVENUE                                  DECEMBER 31,                   DECEMBER 31,
                                                          1998          1997            1998            1997
                                                          ----          ----            ----            ----

Revenue:
  Retail equipment sales.......................           26.0%         29.7%           26.4%           29.5%
  Retail service, supplies and rentals.........           66.3          61.7            65.6            62.6
  Wholesale....................................            7.7           8.6             8.0             7.9
                                                         -----         -----           -----           -----
      Total revenue............................          100.0         100.0           100.0           100.0
Cost of revenue................................           79.9          64.4            69.7            63.5
                                                         -----         -----           -----           -----
Gross profit...................................           20.1          35.6            30.3            36.5
Selling, general and administrative expenses...           38.8          30.3            33.9            29.5
Amortization of intangible assets..............            0.7           0.8             0.7             0.8
Write-off of goodwill and long-lived assets....           14.9            --             4.9              --
Commitment to Kodak under R&D agreements.......
                                                           1.7           1.5             1.7             1.5
Restructuring charges..........................            5.3           1.3             1.6             0.4
                                                         -----         -----           -----           -----
      (Loss) earnings from operations..........          (41.3)          1.7           (12.5)            4.3
Interest expense and other, net................            3.0           1.8             2.5             1.9
                                                         -----         -----           -----           -----
      (Loss) earnings before income taxes......          (44.3)         (0.1)          (15.0)            2.4
Provision (benefit) for income taxes...........           (6.4)           --            (2.3)            0.9
                                                         -----         -----           -----           -----
      Net (loss) earnings......................          (37.9)%        (0.1)%         (12.7)%           1.5%
                                                         =====         =====           =====           =====

BEFORE RESTRUCTURING AND OTHER SPECIAL CHARGES:

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
DOLLAR AMOUNTS IN MILLIONS                                     DECEMBER 31,                      DECEMBER 31,
                                                           1998            1997             1998              1997
                                                           ----            ----             ----              ----

Revenue:
  Retail equipment sales ......................         $  188.4        $  247.3       $    587.1        $    732.8
  Retail service, supplies and rentals ........            480.0           515.1          1,458.8           1,553.0
  Wholesale ...................................             55.5            71.8            177.2             197.2
                                                        --------        --------       ----------        ----------
      Total revenue ...........................            723.9           834.2          2,223.1           2,483.0
Cost of revenue ...............................            505.0           526.8          1,475.5           1,567.5
                                                        --------        --------       ----------        ----------
Gross profit ..................................            218.9           307.4            747.6             915.5
Selling, general and administrative expenses...            264.0           252.5            736.7             733.7
Amortization of intangible assets .............              5.1             6.8             15.5              16.1
Commitment to Kodak under R&D
      agreements ..............................             12.5            12.5             37.5              37.5
Restructuring charges .........................               --              --               --                --
                                                        --------        --------       ----------        ----------
      (Loss) earnings from operations .........            (62.7)           35.6            (42.1)            128.2
Interest expense and other, net ...............             21.9            15.2             55.8              47.0
                                                        --------        --------       ----------        ----------
      (Loss) earnings before income taxes .....            (84.6)           20.4            (97.9)             81.2
Provision (benefit) for income taxes ..........             (4.7)            7.6             (9.7)             30.2
                                                        --------        --------       ----------        ----------
      Net (loss) earnings .....................         $  (79.9)       $   12.8       $    (88.2)       $     51.0
                                                        ========        ========       ==========        ==========


                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
PERCENTAGE OF TOTAL REVENUE                                     DECEMBER 31,                      DECEMBER 31,
                                                            1998            1997             1998              1997
                                                            ----            ----             ----              ----

Revenue:
  Retail equipment sales ......................             26.0%           29.7%            26.4%             29.5%
  Retail service, supplies and rentals ........             66.3            61.7             65.6              62.6
  Wholesale ...................................              7.7             8.6              8.0               7.9
                                                           -----           -----            -----             -----
      Total revenue ...........................            100.0           100.0            100.0             100.0
Cost of revenue ...............................             69.8            63.2             66.4              63.1
                                                           -----           -----            -----             -----
Gross profit ..................................             30.2            36.8             33.6              36.9
Selling, general and administrative expenses...             36.5            30.3             33.1              29.5
Amortization of intangible assets .............              0.7             0.7              0.7               0.7
Commitment to Kodak under R&D
      agreements...............................              1.7             1.5              1.7               1.5
Restructuring charges .........................               --              --               --                --
                                                           -----           -----            -----             -----
      (Loss) earnings from operations .........             (8.7)            4.3             (1.9)              5.2
Interest expense and other, net ...............              3.0             1.9              2.5               1.9
                                                           -----           -----            -----             -----
      (Loss) earnings before income taxes .....            (11.7)            2.4             (4.4)              3.3
Provision (benefit) for income taxes ..........             (0.7)            0.9             (0.4)              1.2
                                                           -----           -----            -----             -----
      Net (loss) earnings .....................            (11.0)%           1.5%            (4.0)%             2.1%
                                                           =====           =====            =====             =====

         The following tables set forth for the periods indicated the dollar gross profit margin and the percentage for each of the Company's revenue classifications before and after restructuring and other special charges:


AFTER RESTRUCTURING AND OTHER SPECIAL CHARGES:

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
DOLLAR AMOUNTS IN MILLIONS                               DECEMBER 31,                    DECEMBER 31,
                                                      1998          1997             1998           1997
                                                      ----          ----             ----           ----

Retail equipment sales.........................     $(23.0)       $ 77.5           $ 97.2         $248.4
Retail service, supplies and rentals...........      161.2         206.7            549.8          619.7
Wholesale......................................        7.5          13.2             27.5           37.4


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
AS PERCENTAGE OF EACH REVENUE CLASSIFICATION             DECEMBER 31,                    DECEMBER 31,
                                                      1998          1997             1998          1997
                                                      ----          ----             ----          ----

Retail equipment sales.........................      (12.2)%        31.3%            16.6%         33.9%
Retail service, supplies and rentals...........       33.6          40.1             37.7          39.9
Wholesale......................................       13.5          18.3             15.5          19.0


BEFORE RESTRUCTURING AND OTHER SPECIAL CHARGES:


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
DOLLAR AMOUNTS IN MILLIONS                               DECEMBER 31,                    DECEMBER 31,
                                                      1998          1997             1998          1997
                                                      ----          ----             ----          ----

Retail equipment sales.........................       24.2          87.5            144.4         258.5
Retail service, supplies and rentals...........      187.2         206.7            575.7         619.7
Wholesale......................................        7.5          13.2             27.5          37.4


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
AS PERCENTAGE OF EACH REVENUE CLASSIFICATION             DECEMBER 31,                    DECEMBER 31,
                                                      1998           1997            1998         1997
                                                      ----           ----            ----         ----

Retail equipment sales.........................       12.8%          35.4%           24.6%         35.3%
Retail service, supplies and rentals...........       39.0           40.1            39.5          39.9
Wholesale......................................       13.5           18.3            15.5          19.0

         THE FOLLOWING COMPARISON ANALYSIS FOR THE QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1998 IS BASED ON THE COMPANY'S RESULTS BEFORE THE EFFECT OF RESTRUCTURING AND OTHER SPECIAL CHARGES, WHICH OCCURRED DURING THE QUARTER ENDING DECEMBER 31, 1998. TO REVIEW THE EFFECTS OF SUCH CHARGES ON THE COMPANY'S OPERATIONS, PLEASE REFER TO NOTE 2 ON PAGE 8 AND THE COMPARATIVE TABLES ON PAGES 18-20.


QUARTER ENDED DECEMBER 31, 1998 COMPARED TO QUARTER ENDED DECEMBER 31, 1997:

Revenue

         Revenue declined 13% to $723.9 million for the three months ended December 31, 1998 ("third quarter of fiscal 1999") compared to $834.2 million for the three months ended December 31, 1997 ("third quarter of fiscal 1998"), primarily due to lower equipment sales and reduced retail service, supplies and rentals revenue in both the U.S. and international markets. The Company believes the shortfall in equipment sales is related to a number of factors. First, equipment sales were affected by the recent negative press regarding the Company's financial situation, which has led to price discounting for customers. Second, the Company's product availability has been constrained due to stricter credit terms with suppliers. Similarly, the Company has been lacking the digital product availability necessary to compete with the accelerated shift to digital products in the U.S. and Australasia. The Company is currently taking steps to improve its digital product availability to meet the accelerated shift in customer demand. In January, the Company finalized an agreement with Canon allowing the Company to offer a full line of digital black and white copiers throughout the U.S. In addition, as previously announced in September, the Company began an alliance with Canon, allowing the Company to offer the complete line of Canon color copiers under the Danka brand to all of its customers throughout North America, Europe and select Latin American countries. During the third quarter, the Company also experienced difficulties in receiving lease financing and this resulted in a delay or loss of sales in both the North American and International markets. The International division's equipment sales, primarily in the UK and Australasia, were also impacted as a result of competitive pressures from Japanese manufacturers selling directly to customers.

         The Company's retail service, supplies and rentals revenue declined 7% to $480.0 million in the third quarter of fiscal 1999 from $515.1 million in the third quarter of fiscal 1998. The decline is primarily due to two factors. First, the continued erosion of the U.S. installed machine base, specifically within its named accounts, has resulted in a decline in service and supply revenue. Second, supply sales in the Company's International division have weakened due to competitive pressures from Japanese manufacturers selling directly to customers.

         Wholesale sales declined 23% to $55.5 million in the third quarter of fiscal 1999 from $71.8 million in the third quarter of fiscal 1998 primarily due to lower sales in the U.S. in both equipment and supplies. The revenue decline is primarily due to the Company focusing its efforts on higher profit margin sales.

         Approximately 40% of the Company's revenue is generated in countries outside of the United States. In prior periods, foreign exchange rate fluctuations have impacted the Company's comparable financial results. Foreign currency fluctuations did not have a material effect on the Company's operations for the third quarter of fiscal 1999.

Gross Profit

         Gross profit declined 29% to $218.9 million for the third quarter of fiscal 1999 from $307.4 million for the third quarter of fiscal 1998. The gross profit margin as a percentage of total revenue decreased to 30.2% for the third quarter of fiscal 1999 from 36.8% for the third quarter of fiscal 1998. The decline in the Company's combined gross profit margin was primarily due to a lower retail equipment and wholesale margin.

Including the effect of special charges to cost of equipment sales and cost of service, supplies and rentals during the third quarter and the $10.0 million provision for the anticipated shortfall in equipment purchases recorded in the third quarter of fiscal 1998, gross profit was $145.7 million for the third quarter of fiscal 1999 versus $297.4 million for the third quarter of fiscal 1998. See Note 2 - "Restructuring and Other Special Charges" for discussion.

         Gross profit as a percentage of retail equipment sales declined to 12.8% for the third quarter of fiscal 1999 from 35.4% for the third quarter of fiscal 1998. The decline in the retail equipment margin is attributable to several factors, including the write-down of certain of the Company's non-Kodak branded inventory to estimated market value and the Company's continued efforts to reduce used machine and out-of-the-box inventories. The net impact of these factors was approximately $25.0 million. See Note 2 - "Restructuring and Other Special Charges" for discussion on other inventory write-downs affecting Kodak branded inventory during the third quarter. Other factors that affected the Company's retail equipment gross profit margin were primarily due to external market pressures. First, the recent negative press regarding the Company's financial situation has led to price discounting to customers. Second, the impact of competitive pressures on equipment sales has increased in the U.S. and international markets as a result of the accelerated shift to digital products and the direct selling by Japanese manufacturers, the latter occurring more so in the international market. The Company believes that these competitive pressures in the U.S. and international markets will continue.

         Including the effect of special charges, gross profit as a percentage of retail equipment sales declined to a loss of 12.2% for the third quarter of fiscal 1999. See Note 2 - "Restructuring and Other Special Charges" for discussion.

         As a percentage of revenue, the gross profit margin on retail service, supplies and rentals declined to 39.0% for the third quarter of fiscal 1999 from 40.1% for the third quarter of fiscal 1998. Excluding the Company's outsourcing business (DSI), the retail service, supplies and rentals margin, was 41.7% compared to 42.5% for the third quarter of fiscal 1998. DSI has a lower gross profit margin due to the nature of the business. Although DSI has a lower gross profit margin than the Company's core copier business, its operating profit margin exceeded 10% of revenue for the third quarter of fiscal 1999.

         With effect of the special charges to retail service, supplies and rental costs, the Company reported a gross profit margin of 33.6% for the third quarter. See Note 2 - "Restructuring and Other Special Charges" for discussion.

         As a percentage of revenue, the gross profit margin on wholesale sales declined to 13.5% for the third quarter of fiscal 1999 from 18.3% for the third quarter of fiscal 1998. The decline is primarily due to competitive pressures in the international and U.S. markets as well as a write-down of the Company's U.S. wholesale inventory to estimated market value. In addition, the comparable wholesale margin for the third quarter of fiscal 1998 was particularly strong last year due to solid private label sales.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") increased to $264.0 million for the third quarter of fiscal 1999 from $252.5 million for the third quarter of fiscal 1998. The increase is primarily related to higher general and administrative expenses in the U.S. Factors of the increase included increased bad debt expenses, professional fees related to the Company's restructuring efforts, costs associated with the IT separation from Kodak in December and other miscellaneous expenses. The net impact of these factors was approximately $15.0 million in the third quarter. During the third quarter, the Company implemented a worldwide cost reduction program with the goal of reducing SG&A levels. As a percentage of revenue, SG&A expenses increased to 36.5% for the third quarter of fiscal 1999 from 30.3% for the third quarter of fiscal 1998. The increase was due to the lower revenue and higher general and administrative expenses in the U.S.

         Including the effect of special charges, the Company reported total SG&A expenses of $280.9 million. See Note 2 - "Restructuring and Other Special Charges" for discussion.


Amortization of Intangible Assets

         Amortization of intangible assets decreased to $5.1 million for the third quarter of fiscal 1999 from $6.8 million for the third quarter of fiscal 1998.

         In connection with the Company's restructuring plan, the Company reviewed its investment in goodwill and other long-lived assets for impairment. The Company determined that based on changes in the business environment and an analysis of anticipated cash flows, the carrying amount of goodwill and other long-lived assets, primarily in the U.S. and Canada, may not be recoverable. The resulting impairment necessitated a write-down of $107.9 million, which is comprised of $89.5 million in the U.S. and $18.4 million in Canada. The estimated fair values of the Company's goodwill and other long-lived assets have been determined by calculating the present value of estimated expected future cash flows using an appropriate discount rate. See Note 2 "Restructuring and Other Special Charges."

Commitment to Kodak under R&D Agreements

         In connection with the acquisition of the Office Imaging and outsourcing businesses in December 1996, the Company was providing funding to Kodak for ongoing research and development. For the third quarter of fiscal 1999, research and development costs totaled $12.5 million. Effective December 17, 1998 this agreement was terminated and the Company is no longer providing research and development funding to Kodak under the prior agreement. See Note 4
- "Credit Agreement Bank Waiver and Other Contingencies" for discussion on current agreement.

Restructuring Charges

         The Company recorded a $40.1 million pre-tax restructuring charge during the third quarter of fiscal 1999 primarily related to the Company's worldwide cost reduction program. Through several key initiatives, it is the Company's goal to reduce SG&A and improve profitability. See - "Note 2 Restructuring and Other Special Charges" on page 8 for complete details on the charge. The fiscal 1999 restructuring charge was reduced by $1.9 million for remaining liabilities unused from prior restructuring charges in fiscal 1998 and 1997.

Earnings (loss) from Operations

         The Company reported an operating loss of $62.7 million for the third quarter of fiscal 1999 compared to earnings from operations of $35.6 million for the third quarter of fiscal 1998. Earnings from operations were primarily impacted by the decline in revenue, lower combined gross profit and higher SG&A expenses.

         Including restructuring and other special charges, the Company reported an operating loss of $298.9 million for the third quarter of fiscal 1999. See
Note 2 - "Restructuring and Other Special Charges" for discussion.

Interest Expense and Other, Net

         Interest expense and other, net increased to $21.9 million for the third quarter of fiscal 1999 compared to $15.2 million for the third quarter of fiscal 1998. The increase primarily related to higher levels of borrowings versus last year and a higher interest rate during the third quarter of fiscal 1999. The interest rate increase was due to the amendments to the Company's Credit Agreement effective June 30, 1998 and the waiver fee paid by the Company to its lenders. See - "Liquidity and Capital Resources."

Income Taxes

         The Company recorded a tax benefit of $4.7 million for the third quarter of fiscal 1999 compared to income taxes of $7.6 million for the third quarter of fiscal 1998. The tax benefit for the third quarter of fiscal 1999 was due to the loss before income taxes, which resulted from the factors previously discussed. The combined effective income tax rate declined from 37.2% for the third quarter of fiscal 1998 to a tax benefit of 5.6% for the third quarter of fiscal 1999. The reduction in the effective tax rate is the result of non-tax deductible items primarily the write-off of goodwill and other long-lived assets, valuation allowances established as a result of uncertainties about the ability to utilize net operating loss carry-forwards in certain jurisdictions, principally the UK and Canada, and the magnitude of the loss.

         Including the effect of restructuring and other special charges, the Company's effective tax rate increases to 14.6% for the third quarter of fiscal 1999. See - "Note 3 Income Taxes."

Net (Loss) Earnings

         As a result of the above factors, the Company reported a net loss, before restructuring and other special factors, of $79.9 million for the third quarter of fiscal 1999 compared to net earnings of $12.8 million for the third quarter of fiscal 1998.

         With effect of restructuring and other special charges, the Company reported a net loss of $274.0 million for the third quarter of fiscal 1999 compared to a net loss of $0.4 million for the third quarter of fiscal 1998.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1997:

Revenue

         Revenue declined 10% to $2.2 billion for the nine months ended December 31, 1998 compared to $2.5 billion for the nine months ended December 31, 1997, primarily due to lower equipment sales and reduced retail service, supplies and rentals revenue in both the U.S. and international markets. The Company believes the shortfall in equipment sales is related to a number of factors. First, equipment sales were affected in the third quarter by the recent negative press regarding the Company's financial situation. This has led to price discounting for customers. Second, the Company's product availability has been constrained due to stricter credit terms with suppliers. Similarly, the Company has been lacking the digital product availability necessary to compete with the accelerated shift to digital products primarily in the U.S. and Australasia. The Company is currently taking steps to improve its digital portfolio to meet the accelerated shift in customer demand. In January, the Company finalized an agreement with Canon allowing the Company to offer a full line of digital black and white copiers throughout the U.S. In addition, as previously announced in September, the Company began an alliance with Canon, allowing the Company to offer the complete line of Canon color copiers under the Danka brand to all of its customers throughout North America, Europe and select Latin American countries. During the third quarter, the Company also experienced difficulties in receiving lease financing and this resulted in a delay or loss of sales in both the North American and International markets. The International division's equipment sales, primarily in the UK and Australasia, were also impacted as a result of competitive pressures from Japanese manufacturers selling directly to customers.

         The Company's retail service, supplies and rentals revenue declined 6% to $1.46 billion for the nine months ended December 31, 1998 from $1.55 billion for the nine months ended December 31, 1997. The decline is primarily due to two factors. First, the continued erosion of the U.S. installed machine base, specifically within the Company's named accounts, has resulted in a decline in service and supply revenue. Second, supply sales in the Company's International division have weakened due to the competitive pressures from Japanese manufacturers selling directly to customers.

         Wholesale revenue declined 10% to $177.2 million from $197.2 million for the nine months ended December 31, 1998 and 1997, respectively. The decline is primarily due to lower sales in the U.S. in both equipment and supplies. The revenue decline is primarily due to the Company focusing its efforts on higher profit margin sales.

         Approximately 40% of the Company's revenue is generated in countries outside of the United States. As in prior periods, foreign exchange rate fluctuations have negatively impacted the Company's comparable financial results. Excluding the effect of foreign currency fluctuations, total revenue would have been approximately $17.7 million higher during the nine months ended December 31, 1998.


Gross Profit

         Gross profit declined 18% to $747.6 million for the nine months ended December 31, 1998 from $915.5 million for the nine months ended December 31, 1997. The gross profit margin as a percentage of total revenue decreased to 33.6% for the nine months ended December 31, 1998 from 36.9% for the nine months ended December 31, 1997. The decline in the Company's combined gross profit margin, before special charges, was primarily due to a lower retail equipment margin.

         Including the effect of special charges to cost of equipment sales and cost of service, supplies and rentals during the third quarter and the $10.0 million provision for the anticipated shortfall in equipment purchases recorded in the third quarter of fiscal 1998, gross profit was $674.5 million for the nine months ended December 31, 1998 versus $905.5 million for the nine months ended December 31, 1997. See Note 2 - "Restructuring and Other Special Charges" for discussion.

         Gross profit as a percentage of retail equipment sales decreased to 24.6% for the nine months ended December 31, 1998 from 35.3% for the nine months ended December 31, 1997. The decline in the retail equipment margin is attributable to several factors, including the write-down of certain of the Company's non-Kodak branded inventory to estimated market value during the third quarter and the Company's continued efforts to reduce used machine and out-of-the-box inventories. The net impact of these factors was approximately $25.0 million. See Note 2 - "Restructuring and Other Special Charges" for discussion on other inventory write-downs affecting Kodak branded inventory during the third quarter. Other factors that affected the Company's retail equipment gross profit margin were primarily due to external market pressures. First, the recent negative press regarding the Company's financial situation has led to price discounting to customers. Second, the impact of competitive pressures on equipment sales has increased in the U.S. and international markets as a result of the accelerated shift to digital products and the direct selling by Japanese manufacturers, the latter occurring more so in the International market. The Company believes that these competitive pressures in the U.S. and International markets will continue.

         Including the effect of special charges, gross profit as a percentage of retail equipment sales declined to 16.6% for the nine months ended December 31, 1998. See Note 2 - "Restructuring and Other Special Charges" for discussion.

         As a percentage of revenue, the gross profit margin on retail service, supplies and rentals, declined 40 basis points to 39.5% for the nine months ended December 31, 1998 from 39.9% for the nine months ended December 31, 1997. Excluding the Company's outsourcing business (DSI), the retail service, supplies and rentals margin declined to 42.2% compared to 43.3% for the nine months ended December 31, 1998 and 1997, respectively.

         Including special charges to retail service, supplies and rental costs, the Company reported a gross profit margin of 37.7% for the nine months ended December 31, 1998. See Note 2 - "Restructuring and Other Special Charges" for discussion.

         As a percentage of revenue, the gross profit margin on wholesale sales declined to 15.5% for the nine months ended December 31, 1998 compared to 19.0% for the nine months ended December 31, 1997. The decline is primarily due to competitive pressures in the international and U.S. markets as well as a write-down of the Company's U.S. wholesale inventory to estimated market value. In addition, the comparable wholesale margin for the third quarter of fiscal 1998 was particularly strong last year due to solid private label sales.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses remained relatively flat at $736.7 million and $733.7 million for the nine months ended December 31, 1998 and 1997, respectively. A decrease in selling expenses due to the lower equipment sales was offset by higher general and administrative expenses in the U.S. during the nine months ended December 31, 1998, the majority of which occurred during the third quarter. Factors of the increase included increased bad debt expenses, professional fees related to the Company's restructuring efforts, costs associated with the IT separation from Kodak in December and other miscellaneous expenses. The net impact of these factors was approximately $15.0 million in the third quarter. During the third quarter, the Company implemented a worldwide cost reduction program with the goal of reducing SG&A levels. SG&A was also affected for the nine months by a $4.2 million advertising campaign in the U.S. which ran during the second quarter. As a percentage of revenue, SG&A expenses increased to 33.1% for the nine months ended December 31, 1998 from 29.5% for the nine months ended December 31, 1997. The increase was due to the lower revenue and higher general and administrative expenses.

         Including the effect of special charges, the Company reported total SG&A expenses of $753.7 million for the nine months ended December 31, 1998. See
Note 2 - "Restructuring and Other Special Charges" for discussion.


Amortization of Intangible Assets

         Amortization of intangible assets decreased to $15.5 million for the nine months ended December 31, 1998 from $16.1 million for the nine months ended December 31, 1997.

         In connection with the Company's restructuring plan, the Company reviewed its investment in goodwill and other long-lived assets for impairment. The Company determined that based on changes in the business environment and an analysis of anticipated cash flows, the carrying amount of goodwill and other long-lived assets, primarily in the U.S. and Canada, may not be recoverable. The resulting impairment necessitated a write-down of $107.9 million, which is comprised of $89.5 million in the U.S. and $18.4 million in Canada. The estimated fair values of the Company's goodwill and other long-lived assets have been determined by calculating the present value of estimated expected future cash flows using an appropriate discount rate. See Note 2 - "Restructuring and Other Special Charges."


Commitment to Kodak under R&D Agreements

         In connection with the acquisition of the Office Imaging and outsourcing businesses in December 1996, the Company was providing funding to Kodak for ongoing research and development. For the nine months ended December 31, 1998, research and development costs totaled $37.5 million. Effective December 17, 1998 the Research and Development agreement was terminated and the Company is no longer providing research and development funding to Kodak under the prior agreement. See Note 4 - "Credit Agreement Bank Waiver and Other Contingencies" for discussion on current agreement


Restructuring Charges

         The Company recorded a $40.1 million pre-tax restructuring charge during the third quarter of fiscal 1999 primarily for the Company's worldwide cost reduction program. Through several key initiatives, it is the Company's goal to reduce SG&A and improve profitability. See - "Note 2 Restructuring and Other Special Charges" on page 8 for complete details on the charge. The fiscal 1999 restructuring charge was reduced by $1.9 million for remaining liabilities unused from prior restructuring charges in fiscal 1998 and 1997.

Earnings (loss) from Operations

         The Company reported an operating loss of $42.1 million for the nine months ended December 31, 1998 compared to earnings from operations of $128.2 million for the nine months ended December 31, 1997. Earnings from operations were primarily impacted by the decline in revenue, lower combined gross profit and higher SG&A expenses.

         Including restructuring and other special charges, the Company reported an operating loss of $278.3 million for the nine months ended December 31, 1998. See Note 2 - "Restructuring and Other Special Charges" for discussion.


Interest Expense and Other, Net

         Interest expense and other, net increased to $55.9 million for the nine months ended December 31, 1998 compared to $47.0 million for the nine months ended December 31, 1997. The increase primarily related to higher levels of borrowings and a higher interest rate during the nine months ended December 31, 1998. The interest rate increase was due to the amendments to the Company's Credit Agreement effective June 30, 1998 and the waiver fee paid by the Company to its lenders. See - "Liquidity and Capital Resources."


Income Taxes

         The Company recorded a tax benefit of $9.7 million for the nine months ended December 31, 1998 compared to income taxes of $30.2 million for the nine months ended December 31, 1997. The tax benefit was due to the loss before income taxes, which resulted from the factors previously discussed. The combined effective income tax rate declined from 37.2% for the nine months ended December 31, 1997 to a tax benefit of 9.9% for the nine months ended December 31, 1998. The reduction in the effective tax rate is the result of non-tax deductible items, primarily the write-off of goodwill and other long-lived assets, valuation allowances established as a result of uncertainties about the ability to utilize net operating loss carry-forwards in certain jurisdictions, principally in the UK and Canada, and the pre-tax loss.

         Including the effect restructuring and other special charges, the Company's effective tax rate for the nine months ended December 31, 1998 is higher at 15.5%. See - "Note 3 Income Taxes."


Net (Loss) Earnings

         As a result of the above factors, the Company reported a net loss, before restructuring and other special charges, of $88.2 million for the nine months ended December 31, 1998 compared to net earnings of $51.0 million for the nine months ended December 31, 1997.

         Including the effect of restructuring and other special charges, the Company reported a net loss of $282.3 million for the nine months ended December 31, 1998 compared to a net earnings of $37.8 million for the nine months ended December 31, 1997. See Note 2 - "Restructuring and Other Special Charges" for discussion.

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


LIQUIDITY AND CAPITAL RESOURCES

         As previously disclosed (in a Form 8-K filed by the Company) on October 20, 1998 the Company obtained a waiver of its obligation to comply with certain financial covenants of its credit agreement with a consortium of international bank lenders ("Credit Agreement") and any adverse effect resulting from such non-compliance for a period from September 30, 1998 through February 28, 1999. Terms of the waiver included a 70-basis point increase in the interest rate on certain borrowings under the Credit Agreement during the waiver period, the granting of security interests in substantially all of the Company's U.S. subsidiaries' assets to secure up to $225.0 million of the borrowings under the Credit Agreement and a $50.0 million reduction in the total commitment by the lenders. The Company also agreed to use its best efforts to maintain, during the waiver period, at least $30 million of lines of credit outside the U.S. Furthermore, the Company agreed that it shall not incur additional Indebtedness (as defined in the Credit Agreement) except Indebtedness under the Credit Agreement and indebtedness under the lines required to be maintained outside the U.S. During the term of the waiver, the Company may not pay dividends and the lenders' consent is required for any acquisition or investments by the Company.

         Pursuant to that waiver, the banks agreed to provide the Company with up to $75.0 million in new loans upon satisfaction of certain conditions, including a requirement that the Company present to the banks a business plan demonstrating a process for reducing outstanding indebtedness and achieving results of operations necessary to permit performance and satisfactory compliance with the Credit Agreement, review by the lenders' consultant and the lenders of the business plan and the Company's providing cash flow projections demonstrating the need for the additional loans. On December 8, 1998, the Company presented its business plan and other information to the banks at which time the banks approved the plan and advanced the full $75.0 million in new loans to the Company.

         Pursuant to its business plan, the Company is in the process of implementing a number of initiatives, including (i) reducing SG&A costs, (ii) improving management of working capital, (iii) a divestiture program, (iv) completion of negotiations addressing the Company's long term relationship with Kodak, (v) completion of negotiations with GE Capital Corporation ("GE Capital") and other providers of financing for the Company's leasing business, and (vi) other elements of restructuring of its business.

         The Company believes that it has made significant progress in implementing these initiatives and that its fundamental businesses are sound. Nevertheless the Company faces significant challenges and risks as outlined below.

         To permit sufficient time to continue the processes and initiatives described above, the Company has requested its bank lenders to extend the waiver for an additional 180 days and to agree to provide an additional $30.0 million in new loans to the Company if needed. The Company has agreed, if the waiver is granted, that the existing U.S. collateral will secure all of its indebtedness under the Credit Agreement, the Company will agree to apply substantial portions of the proceeds from its asset divestitures to outstanding indebtedness under the Credit Agreement, that the $30.0 million in new loans, if drawn, will bear interest at 1.5% in excess of the regular interest rate, and that it will pay the banks a fee of approximately $1 million for such waiver.

         The Company has reached agreement with a steering committee of lenders holding approximately 31% of the commitments under the Credit Agreement to grant such a waiver. Under the terms of the Credit Agreement, approval by 51% in interest of the lenders (Majority Approval) is required to effect such a waiver. While the Company anticipates, based on its prior relationship with the lenders, that such Majority Approval will be obtained, there can be no assurance that such approval will in fact be obtained prior to the expiration of the current waiver on February 28, 1999. In the absence of such Majority Approval, the Company would be in default under the Credit Agreement shortly after termination of the existing waiver and, if that should occur, the lenders, by Majority Approval, could accelerate the maturity of the Company's indebtedness under the Credit Agreement.

         The Company announced during its third quarter a worldwide cost reduction program with the goal of reducing SG&A and improving profitability. A key element of the cost reduction program is to bring SG&A expenditures of the Company's U.S. division in line with anticipated revenue. The Company began certain initiatives related to the program during the third quarter including the elimination of various advertising programs and non-essential IT projects, and headcount reductions. The Company previously announced the reduction of 450 positions at its Rochester, NY facilities. In connection with the worldwide cost reduction program, the Company recorded a gross pre-tax restructuring charge of $40.1 million in December 1998. The costs related to severance represent the reduction of approximately 1,400 positions worldwide. The Company expects to substantially complete these workforce reductions by the first quarter of fiscal 2000. The Company's National Service Dispatch Call Center, DSI division, regional sales and service operations, and certain other essential functions will not be affected.

         As previously announced, on December 17, 1998, certain supply and other agreements that required the Company to make minimum purchases from Kodak in future years and to fund research and development activities were terminated. The Company estimates that the termination of these agreements will reduce payment obligations to Kodak during the next three to four years (after taking into account certain other payments that Kodak will no longer make to the Company) by more than $150.0 million. The Company was able to reduce inventory, before special charges, by $83.1 million during the third quarter of fiscal 1999 by minimizing purchases of new equipment and selling existing inventory, using price concessions where necessary.

         The Company and Kodak have reached an agreement under which Kodak is required to finish development of a digital high-volume copier. The Company will pay to Kodak a series of equal monthly payments, beginning in February and ending in July, totaling $23.0 million. In addition, the Company has agreed to apply 10% of the proceeds of certain asset sales to its remaining outstanding obligations to

Kodak. Kodak agreed to manufacture this product for at least three years, so long as it remains in the copier business, and to deliver a commercially saleable unit by June 30, 1999.

         The Company has entered into a series of interim agreements with Kodak under which Kodak has agreed to provide parts and supplies to the Company in both its International and Americas divisions on a cash basis through February 28, 1999. Under these agreements, the Company must make payments of 125% of the purchase price with the excess to be applied to outstanding invoices from Kodak for parts and supplies previously shipped. In the absence of further extensions, the Company believes that Kodak is obligated under contract and antitrust law to ship parts and supplies to the Company so long as the Company pays cash on order. Kodak has acknowledged an obligation that survives termination of the Supply Agreements to continue to make copier supplies and spare parts available to the Company, on a basis substantially similar to that available to the general market, until the earlier of five years or until Kodak is no longer a provider of such supplies and spare parts. Given the limited sale by Kodak of spare parts and supplies to others than the Company, it is uncertain what the market price and terms of sale to the Company would be in the event that the interim agreement is not extended.

         The Company has historically financed a substantial portion of its leasing business using various funding sources. One of the largest programs to obtain such funding is one under which General Electric Capital Corporation ("GE Capital") provides funding used by a Master Trust to acquire customer leases from a subsidiary of the Company. On November 12, 1998, GE Capital served a notice making certain assertions and demanding various actions and assurances in connection with this program, including confirmation from the Company's bank lenders that assets transferred to the master trust were and would be free and clear of the lenders' liens. The Company has been able to satisfy various requirements imposed by GE Capital, including confirmation by the bank lenders as to the lien status of assets transferred to the Master Trust. The Company is continuing to work with GE Capital to address concerns raised by GE Capital in its November 12 letter. In addition, the Company and GE are currently working together under a program outside of the Master Trust while discussions continue in efforts to establish a more extensive lease financing relationship. The Company expects to enter into a satisfactory agreement with GE Capital in this regard. However, there can be no assurance the Company will be able to reach such an agreement.

         As previously disclosed, the Company engaged the investment banking firm of Wasserstein, Perella & Co. to aid it in an examination of its businesses and advise the Company concerning a restructuring. During the third quarter, Wasserstein, Perella & Co. was authorized to market certain of the Company's divisions and operating units to pay down debt and raise funds for operation of the remaining businesses, and is currently engaged in that effort. Bids have been received and discussions and negotiations are under way. The Company anticipates a satisfactory completion of the divestiture process.

         In December 1998, the Company recorded a $40.1 million pre-tax restructuring charge for the Company's worldwide cost reduction program with the goal of reducing SG&A and improving profitability. The restructuring charge is comprised of $17.6 million for severance, $19.4 million for future lease obligations on facility closures and $3.1 million for the write-off of leasehold improvements on facility closures.

         The Company also recorded several other special charges during the third quarter totaling $198.0 million. These charges primarily were comprised of the following:

(1) Special charges to the cost of retail equipment sales primarily consisted of $46.1 million for a decline in the estimated market value of the Company's Kodak branded inventory as well as additional amounts related to the termination of certain agreements between the Company and Kodak. See (2) below for the note on termination of agreements.

(2) Special charges to the cost of retail service, supplies and rentals primarily consisted of $24.0 million for the write-off of terminated Supply Agreements between the Company and Kodak. On December 17, 1998, the Company announced the termination of its Research and Development Agreement with Kodak, as well as the termination of certain Supply and other agreements that required the Company to make minimum purchases of equipment from Kodak. See Note 4 - "Credit Agreement Bank Waiver and Other Contingencies" for discussion on termination of agreements.

(3) Special charges to selling, general and administrative expenses primarily consisted of $15.0 million for the write-off of certain terminated agreements between the Company and Kodak. See (2) above for the note on termination of agreements. See Note 4 - "Credit Agreement Bank Waiver and Other Contingencies" for discussion on termination of agreements.

(4) In connection with the Company's restructuring plan, the Company reviewed its investment in goodwill and other long-lived assets for impairment. The Company determined that based on changes in the business environment and an analysis of anticipated cash flows, the carrying amount of goodwill and other long-lived assets, primarily in the U.S. and Canada, may not be recoverable. The resulting impairment necessitated a write-down of $107.9 million, which is comprised of $89.5 million in the U.S. and $18.4 million in Canada. The estimated fair values of the Company's goodwill and other long-lived assets have been determined by calculating the present value of estimated expected future cash flows using an appropriate discount rate.

         As a result of all of the foregoing and certain matters discussed below, the Company's net cash flow (used by) provided by operating activities was ($26.3) million and $56.9 million for the nine months ended December 31, 1998 and 1997, respectively. Excluding special charges, the Company reduced its inventory by $83.1 million during the third quarter of fiscal 1999 due to its continued efforts to reduce inventory levels as well as a reduction in the Company's purchasing levels. In addition, accounts payables were reduced by $126.4 million during the third quarter. Cash flow used in investing activities was $155.2 million and $17.7 million for the nine months ended December 31, 1998 and 1997, respectively. The decrease in cash from investing activities for the nine months ended December 31, 1998 is due to the refund of approximately $100.0 million the Company received from Kodak during the second quarter of fiscal 1998 related to the purchase price adjustment provision. In addition, the Company's capital expenditures increased during the nine months ended December 31, 1998 due to higher spending in the first quarter of fiscal 1999 rather than in the subsequent quarters. Net cash provided by (used in) financing activities was $193.0 million and ($70.5) million for the nine months ended December 31, 1998 and 1997, respectively. Cash provided by financing activities was higher for the nine months ended December 31, 1998 primarily due to the increase in the Company's bank borrowings.

         The last dividend paid to shareholders by the Company was July 28, 1998. As stated above, the Company may not pay dividends during the term of the bank waiver. Additionally, the Company does not anticipate that the payment of a dividend will be reinstated upon expiration of the waiver.

         As a result of the amendments to the Credit Agreement effective June 30, 1998 and the terms of the waiver discussed above, the Company's tiered margin spread has increased, and therefore, the Company has experienced and may continue to experience increases in its interest expense depending on both the level of borrowings and the applicable interest rate. As of December 31, 1998, the Credit Agreement had an outstanding balance of approximately $483.7 million under the revolving component and $470.0 million under the term loan, all of which was incurring interest at a weighted average rate of 7.3% per annum.

         The Company believes that in the event the extension of its waiver under its Credit Agreement is approved and it is able to obtain a satisfactory conclusion to the asset sale process that anticipated cash flows will be sufficient for its operations through the extended waiver period. As noted above, the Company anticipates that it will be able to obtain extension of the waiver and a satisfactory conclusion to the asset sale process.

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


YEAR 2000 READINESS DISCLOSURE

         Many computer systems, including several used by the Company, could experience problems processing information beyond the Year 1999. As a result, certain computer systems, including the hardware, software and embedded technologies, need to be modified prior to the Year 2000, in order to remain functional. The Company has a Year 2000 worldwide program office that has developed an overall Year 2000 plan to address the possible impact of Year 2000 on the processing of date sensitive information by computer systems. The Company's Year 2000 worldwide program office is comprised of senior executives, legal counsel, outside advisers, and program managers. The progress of the overall Year 2000 program plan is being monitored and reported to a Worldwide Steering Committee and to the Board of Directors on a regular basis.

         The Company's Year 2000 program plan contains program administration and a six-phased remediation approach. The six phases are: 1) Inventory - comprehensive lists of hardware, software and embedded technologies with assigned compliance status, 2) Assessment and Analysis - remediation solutions and options are researched, selected and detailed plans with target completion dates are developed, 3) Remediation Development - includes hardware and software upgrades, vendor and supplier certification and other related changes, 4) Test and Validate - testing, conversion and integration of business applications and systems, including compliance demonstration and user acceptance, 5) Deployment - Implementation of solutions into the operating environment and 6) Contingency Planning and Post-Year 2000 Support - the development of alternative actions to limit any adverse impact on the Company's operations. The Company's Year 2000 worldwide program office meets regularly to review plan progress, issues and issues resolution. The Company anticipates completion of phases one through five by October 1, 1999 and the completion of phase six no later than November 30, 1999. In instances where completion within estimated time frames is not assured, appropriate contingency plans are being developed or are in place.

         The Company's Year 2000 plans include identification and assessment of operational systems, including without limitation, business applications, infrastructure hardware and software applications. To prepare for the Year 2000, where appropriate, the Company is performing testing, remediation, and validation of operational systems. At this time, the Company believes its Year 2000 criteria and guidelines outline the processes to ensure comprehensive assessment, remediation, contingency planning and quality control and assurance. The Company will also perform comprehensive integration testing and validation of its major operational systems during the last phases of the Year 2000 program.

         In December 1998, the Company completed the implementation of a new corporate wide IT infrastructure thereby enabling it to operate independently from Kodak's computer systems. It is possible that the Year 2000 may have an impact on the operations of the Company in the event certain remaining IT systems, primarily related to the Latin American applications separation, and Canadian application conversions are not implemented as planned.

         The Company is currently evaluating its products and service offerings, supplier relationships and vendor manufacturing relationships to assess the potential impact on operations if third parties are not successful in having their systems Year 2000 compliant in a timely manner. The Company's Year 2000 plans include working with its suppliers, vendors and customers to identify and assess any Year 2000 issues associated with its products, services and facilities (including non-IT/embedded systems). The Company continues to obtain product "Year 2000 Readiness Information and / or Statements" from primary suppliers and vendor manufacturers including Canon, Kodak, Konica, Minolta, Ricoh, Sharp, and Toshiba. The Company is developing strategies to support customer migration to a Year 2000 solution. If the Company believes that a supplier will not be able to continue to provide an adequate level of service, the Company intends to take appropriate actions to minimize the impact of the Year 2000 changeover on its operations.

         The Company estimates that costs related to the Year 2000 program will total $14.3 million. Out of the total program costs the Company estimates that approximately $7.1 million will be allocated to its North American and Latin American operations, approximately $5.2 million to its International operations, and approximately $2.0 million to its North American and International outsourcing operations (DSI). The Year 2000 program assumes the utilization of both internal and external resources.

         The Company believes it is taking reasonable steps to avoid interruption in the business, which may be caused by the Year 2000 changeover. However, program estimates relating to both costs and completion dates are based on current knowledge combined with numerous future assumptions that bear associated risks caused by the Year 2000 changeover, which may potentially position the Company at risk. The Company can not guarantee that estimates will be achieved and actual results could differ materially from those anticipated. The worst case risks include, but are not limited to, inability to perform financial operations, failure of delivery from leading manufacturers or vendor services, inability to recover from a catastrophic disaster and the possible inability to retain appropriate qualified personnel. These events may result in increased costs caused by the implementation of manual operations, decreased sales related to the inability to deliver products or provide quality products, or the inability to complete the program no later than the estimated date of completion. The Company believes that it is taking appropriate actions to mitigate the scope of risk. An external consulting corporation has recently reviewed the Company's Year 2000 program and the Company will review and implement any applicable recommendations.

EURO

         On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union ("EMU") established fixed conversion rates between their existing currencies and one common currency - the Euro. The Euro trades on currency exchanges and may be used in business transactions. Countries in which the Company operates that are converted to the Euro include Austria, Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. The Company's operating subsidiaries affected by the Euro conversion established plans before the conversion to address the systems and business issues raised by the Euro currency conversion including information technology systems, the processes of preparing accounting records, financial instruments and the continuity of contracts. Where necessary, systems are being updated to allow "dual currency" functionality to enable the Company to invoice and be invoiced in either local currencies or the Euro. The conversion to the Euro is also expected to eliminate exchange risks among the EMU countries and reduce the need for forward contracts. Those countries that have not converted to the Euro (e.g., the U.K.) are preparing for the conversion as well, to enable a switch to the Euro, should the local governments of these countries decide to convert at some later date. All contracts prior to the conversion are still legally enforceable despite the Euro conversion. While there can be no assurances that external factors associated with the conversion will not impact the Company, based upon steps taken to date, the Company anticipates that the Euro conversion will not have a material impact on its financial condition, results of operations or its ability to continue to operate in countries affected by the Euro.


SEASONALITY

         The Company has experienced some seasonality in its business. The Company's European and Canadian operations have historically experienced lower revenue for the three month period ended September 30 due to increased vacation time by Europeans and Canadians during July and August. This has resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during such period.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to the Company's ability to meet challenges it faces, the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Factors that might cause such differences include, but are not limited to (i) failure to obtain the currently anticipated 180-day waiver of failure to comply with covenants of the Credit Agreement, (ii) failure to obtain one or more waivers or longer term financing beyond the 180-day waiver period to meet the Company's liquidity needs, whether through failure to perform as described in business plans provided to the Company's lenders or otherwise, (iii) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (iv) any inability by the Company to manage and reduce its outstanding debt, meet its working capital needs or otherwise adequately address its liquidity challenges,
(v) any inability by the Company to sell one or more of its divisions or operating units on reasonably satisfactory terms, (vi) any inability by the Company to procure or any inability by the Company to continue to gain access to and successfully distribute new, products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (vii) failure by Kodak to continue to operate its copier business and supply spare parts and supplies for equipment manufactured by Kodak (viii) any inability by the Company to achieve projected cost savings, (ix) the refusal by any vendor to provide equipment, parts and supplies as a result of the Company's financial condition, (x) any inability by the Company to successfully close facilities without negative impact on the Company's operations, (xi) any inability by the Company to obtain adequate funding for its leasing business, (xii) any inability by the Company to bring SG&A expenditures of the Company's U.S. division into line with anticipated sales, (xiii) business disruption resulting from year 2000 issues including unidentified noncompliance of technology, delays or difficulties in implementing new IT infrastructure, delays or difficulties in converting remaining systems and applications, and untimely third party completion of year 2000 compliance,
(xiv) the ultimate outcome and impact of the pending class action lawsuit or any other lawsuit, (xv) any negative impact from the loss of any key upper management personnel, (xvi) any negative impact on the Company's financial condition or results of operations caused by the Euro conversion, (xvii) any significant assessment, pursuant to the review by the Internal Revenue Service (xviii) fluctuations in foreign currencies and (xix) other risks including those risks identified in any of the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

         The Company, various directors, former officers and a former director are defendants in a purported class action lawsuit. A consolidated class action complaint (the "Complaint") was filed in the United States District Court for the Middle District of Florida, Tampa Division on or about June 18, 1998. The Complaint alleges, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, engaged in improper accounting practices and that certain former officers utilized insider information, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's American Depositary Receipts in the period between May 13, 1997 and December 15, 1997, and seek an award of an unspecified amount of monetary damages, including punitive damages, to all of the members of the purported class. The Company filed its motion to dismiss the Complaint on or about July 29, 1998 and all briefs have been submitted to the Court. The case is in the early stages and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and is vigorously defending the lawsuit.

         The Company is a defendant in a purported lawsuit brought by Daniel M. Doyle, the Company's former Chief Executive and Director. Mr. Doyle has asserted claims of breach of contract and fraud for Danka's refusal to pay certain sums alleged due under his employment agreement. The Company recently filed its motion to dismiss the complaint. This case is currently in the early stages and while the outcome of such litigation is impossible to predict, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

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

10.1* Employment Agreement dated August 28, 1998 among the Company, Danka Business Systems PLC and Larry K. Switzer.

10.2* Employment Agreement dated August 1, 1998 among the Company, Danka Business Systems PLC and Brian L. Merriman.

10.3 Amendments dated February 2, 1999 to the Employment Agreement among the Company, Danka Business Systems PLC and Larry K. Switzer (original agreement dated August 28, 1998).

10.4 Amendments dated February 2, 1999 to the Employment Agreement among the Company, Danka Business Systems PLC and Brian L. Merriman (original agreement dated August 1, 1998).

10.5 Employment Agreement dated August 1, 1998 among the Company, Danka Business Systems PLC and F. Mark Wolfinger.

10.6 Amendments dated February 2, 1999 to the Employment Agreement among Danka Office Imaging and F. Mark Wolfinger (original agreement dated August 1, 1998).

27.1          Financial Data Schedule (for SEC purposes only)

27.2 Restated Financial Data Schedule (December 31, 1997 Form 10-Q) (for SEC purposes only)

* Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.


     (b)      Reports on Form 8-K:

         On October 21, 1998, the Company filed a report on Form 8-K announcing the Company's waiver on its Credit Agreement granted by its Lenders.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DANKA BUSINESS SYSTEMS PLC
                                      --------------------------
                                            (Registrant)





Date: February 18, 1999               /s/ F. MARK WOLFINGER
      -----------------------         -----------------------------------------
                                      F. Mark Wolfinger, Chief Financial Officer
                                      (Chief Financial Officer, and Principal
                                                  Accounting Officer)