Form 10-K
period 1999-03-31
DANKA BUSINESS SYSTEMS PLC
filed 1999-07-14
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 1999         Commission file number: 0-20828

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 576-6003

           Securities registered pursuant to Section 12(g) of the Act:
                                 ORDINARY SHARES
                                   1.25 p each

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of March 31, 1999, the Registrant had 228,067,865 Ordinary Shares outstanding, including 181,058,875 represented by American Depositary Shares ("ADS"). Each ADS represents four Ordinary Shares. The ADSs are evidenced by American Depositary Receipts. The aggregate market value of voting shares held by non-affiliates of the Registrant as of March 31, 1999 was $281,255,051 based on the average bid and asked prices of ADSs as quoted on the NASDAQ National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.

                           DANKA BUSINESS SYSTEMS PLC

                           ANNUAL REPORT ON FORM 10-K

                                 MARCH 31, 1999


                                TABLE OF CONTENTS


                                                                                        PAGE
                                     PART I

Item 1.  Business                                                                         3
Item 2.  Properties                                                                      11
Item 3.  Legal Proceedings                                                               11
Item 4.  Submission of Matters to a Vote of Security Holders                             12

                                     PART II

Item 5.  Market Price for the Registrant's Common Equity and Related Shareholder
         Matters                                                                        12
Item 6.  Selected Financial Data                                                        13
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          13
Item 8.  Financial Statements and Supplementary Data                                    13
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                       13

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                             13
Item 11. Executive Compensation                                                         13
Item 12. Security Ownership of Certain Beneficial Owners and Management                 14
Item 13. Certain Relationships and Related Transactions                                 14

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                14

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Danka Business Systems PLC together with its Subsidiaries ("Danka" or the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related office imaging equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company principally distributes Canon, Kodak, Ricoh and Toshiba products. It also distributes Konica and Minolta products in certain markets. In addition, the Company markets private label photocopiers and facsimiles and related supplies on a direct basis under the Company's Infotec trademark. The Company also markets photocopiers and related parts and supplies on a wholesale basis to independent dealers through its international operations. The Company closed its U.S. wholesale operations effective March 31, 1999. The closure was related to the Company's restructuring of its operations and focus on core, higher margin businesses.

         The Company's operations are segmented into three divisions including Danka Americas, Danka International and Danka Services International ("DSI"). Danka Americas, which represented 58% of the Company's total revenue in fiscal 1999, distributes photocopiers, facsimiles and other related office imaging equipment together with the related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. The Company's Omnifax division, which distributes private-label facsimiles and related parts, supplies and services throughout the United States, is also included in the Danka Americas segment. See - "Restructuring of Operations" for discussion of the sale of Omnifax. Danka International, which represented 32% of the Company's total revenue in fiscal 1999, also distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with the related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and related office imaging equipment on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional operations in Australasia. DSI is the Company's worldwide document outsourcing business and represented 10% of the Company's total revenue in fiscal 1999. DSI provides a wide range of document management solutions, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations and document archiving and retrieval services and document management consulting. See Note 7 "Segment Reporting" to the consolidated financial statements in the Company's Annual Report to Shareholders for the Year Ended March 31, 1999 incorporated herein by reference for additional financial information by segment and geographic area (Exhibit 13 to this Report).

         The Company provides a wide range of customer-related support services, maintenance and supply contracts, training and technical support, and leasing arrangements. The Company's focus on customer service and the contractual nature of its service business, combined with its service contract renewals, provide a significant source of recurring revenue. Also, as mentioned above, the Company provides a wide range of outsourcing services through DSI. See - "Services."

         The Company has completed over 140 acquisitions throughout its history. The acquisition of Eastman Kodak Company's ("Kodak") Office Imaging and outsourcing businesses in December 1996 was the Company's largest to date, nearly doubling the size of the Company. Technological developments increasing the complexity of new products, combined with the higher costs of product support, has driven the consolidation of the industry within the North American and European markets. This trend has caused smaller independent distributors to consider selling their dealerships to larger marketing and service organizations such as the Company. Through such acquisitions, the Company entered the United Kingdom in 1993, the Canadian market in 1994, Continental Europe in 1995 and Australasia in 1996. The Company has operations in 30 countries.

         Danka Business Systems PLC is a corporation organized under the laws of England and Wales. The Company's principal operating subsidiaries are located in North America, Europe, Australasia and Latin America. The registered office of the Company is located at Masters House, 107 Hammersmith Road, London W14 0QH England, and its telephone number is 011-44-171-603-1515. The Company's operational and executive headquarters are located at 11201 Danka Circle North, St. Petersburg, Florida 33716, and its telephone number is 727-576-6003.


RESTRUCTURING OF OPERATIONS

         The Company implemented a number of initiatives during the second half of fiscal 1999 related to its restructuring program including (i) a worldwide cost reduction program designed with the goal of materially reducing selling, general and administrative expenses, (ii) more effectively managing working capital, including materially reducing inventory, (iii) entering into an agreement to divest the Company's Omnifax business, (iv) a restructuring of the Company's long-term relationship with Kodak, (v) negotiating to maintain sources of financing for the Company's leasing business, and (vi) other elements of restructuring of Danka's business.

         The Company began initiatives related to its restructuring program during the third quarter of fiscal 1999 including the elimination of various marketing programs and non-essential information technology projects. The Company also announced in late January 1999 the reduction of 450 positions at its Rochester, NY facilities. Restructuring charges incurred in the third quarter of fiscal 1999 were comprised of $17.6 million for severance and other employee termination benefits, $19.4 million for facility closures and $3.1 million for the write-down of certain assets to net realizable value. The Company incurred an additional $2.6 million in restructuring charges in the fourth quarter of fiscal 1999 primarily for severance and other employee termination benefits. The costs related to severance represent the elimination of approximately 1,400 positions worldwide, over 900 of which were eliminated as of March 31, 1999, including the reductions in Rochester. The remaining eliminations were completed by the end of the first quarter of fiscal 2000. Through the full implementation of the Company's worldwide cost reduction program, the Company expects to generate over $100 million in annualized cost savings. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1999 incorporated herein by reference (Exhibit 13 to this Report).

         The Company also appointed Wasserstein Perella & Co. ("Wasserstein") as financial advisor to the Company in October 1998 to evaluate its strategic and financial options and advise the Company concerning a restructuring of its operations. During the third quarter of fiscal 1999, Wasserstein was authorized to market certain of the Company's divisions and operating units to pay down debt and raise funds for the operation of the remaining businesses.

         On May 20, 1999, the Company announced that it signed an agreement to sell a 90% interest in DSI to a newly formed company controlled by Schroder Ventures, an international private equity group. On June30, 1999, the agreement to sell DSI to Schroder Ventures was terminated. The Company was informed by IBM, a customer of DSI, that there was a distinct possibility IBM might choose to exercise its right to terminate its agreement as a customer with DSI, and that this action could occur at any time. As a result of this notice, and after discussions with IBM, Schroder Ventures informed the Company that Schroder Ventures and its lenders declined to close the transaction.

         The Company also announced on June 18, 1999 that it signed a definitive agreement to sell its facsimile business, Omnifax, to Xerox Corporation for a cash consideration of $45.0 million. The Company expects to complete the sale of Omnifax during the second quarter of fiscal 2000.

PRODUCTS

         The Company's primary products are photocopiers, facsimile equipment, other office imaging equipment, and related parts and supplies. The photocopier industry is informally divided into six segments. Segments one and two contain the least sophisticated photocopiers and can produce up to 30 copies per minute; segments three and four contain faster and more sophisticated mid-range photocopiers producing 31 to 69 copies per minute; and segments five and six contain the most sophisticated and fastest photocopiers in the industry which run 70 to 90+ copies per minute. The principal manufacturers in segments one through four are Canon, Konica, Minolta, Ricoh, Sharp and Toshiba. The acquisition of Kodak's Office Imaging sales and service operations in December 1996 provided Danka with access to the high-end copier market, which includes segments five and six. Kodak and Xerox have historically dominated segments five and six. Effective May 10, 1999, Kodak sold its equipment, toner and developer manufacturing operations to a subsidiary of Heidelberger Druckmaschnen AG ("Heidelberg"), a global market leader in printing systems. Advances in technology and changing market demands have also led to the emergence of color, digital and multifunctional equipment, all of which the Company currently distributes. The Company will continue to expand its product offerings to encompass new equipment as it is made available by its vendors and through strategic alliances. See - "Vendors."

         The Company also distributes a range of facsimile equipment, concentrating in the more sophisticated plain paper and multifunctional models. The plain paper and multifunctional models use toner and other supplies and require maintenance similar to photocopiers. A majority of the facsimile machines the Company has historically sold are private label products under the Company's dex and Omnifax trademarks. On June 18, 1999, the Company announced a definitive agreement to sell its facsimile division, Omnifax, to Xerox Corporation. See - "Restructuring of Operations."

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

         Many of the Company's existing vendors have expended considerable resources in the research, development, and creation of digital products and have introduced several digital black and white and color photocopiers and printers. The Company has developed and acquired certain of the expertise necessary to support the transition to digital technology and provides training and support to its sales professionals and service technicians for new vendor digital product offerings. The use of digital equipment is playing an important role in the industry as companies transition from an analog to a digital office environment. The Company has seen a considerable acceleration in the shift from analog to digital products and took several steps during fiscal 1999 to strengthen its digital product portfolio. In January 1999, the Company received authorization from Canon to offer a full line of digital black and white copiers throughout the U.S. Furthermore, the Company introduced its first digital high-volume machine, the DigiSource 9110, in March 1999 and launched worldwide distribution of the product in July. The Company is currently negotiating a long-term supply agreement with Heidelberg for the DigiSource 9110. The DigiSource 9110 was developed by Kodak and is designed and assembled through a joint venture by Heidelberg Digital and Nexpress Solutions.

         Color photocopiers also represent a growing segment of the office imaging market. The Company continues to expand its color markets through its principal relationship with Canon and Ricoh. With a color server, color photocopiers can be converted into networkable color printers that will accept digital output from a computer as well as hard copy inputs which can be reproduced or scanned into the computer, thus increasing the functionality of the unit. In September 1998, the Company announced a new strategic alliance with Canon, strengthening its color product portfolio. The alliance allows the Company to offer the complete line of Canon color copiers to all of its customers throughout North America, Europe and select Latin American countries.

         As a percentage of copier equipment sales, digital and color products sold by the Company in the U.S. represented approximately 23% of equipment sales in fiscal 1999, increasing from 15% in fiscal 1998. On a worldwide basis, digital and color products sold by the Company in fiscal 1999, represented approximately 26% of equipment sales in the U.S. and international markets on a combined basis.

SERVICES

         In fiscal 1999, retail service, supplies and rentals represend 66% of the Company's total revenue. This revenue is primarily derived fromits equipment, maintenance and supply contracts ("EMS Contracts") and other maintenance contracts. Generally, EMS Contracts are for a one-year term and are automatically renewable. Although the Company has various payment arrangements, most maintenance contracts are based upon a per copy charge. These arrangements provide the customer with scheduled payments that can be conveniently budgeted and provide the Company with a steady source of revenue. As a percentage of total revenue, retail service, supplies and rentals increased significantly following the acquisition of Kodak's Office Imaging and outsourcing businesses, in which a significantly higher portion of revenue is generated from retail service, supplies and rentals. This is due to the higher levels of recurring revenue associated with high-end copiers and printers and the contractual nature of the Company's outsourcing business as discussed below.

         DSI, the Company's document management outsourcing operations, is also included in the Company's retail service, supplies and rentals revenue stream. DSI provides services including the management of central reprographics departments, placement of convenience copiers, fleet management of customer equipment, print-on-demand operations, and document archiving and retrieval services. DSI also provides strategic consulting services, advising customers on how to manage their document systems and how to add efficiencies--including the shift from a stand alone analog copier to a networked digital copier/printer system, the storage of data, and the flow of information throughout the business. Generally, the Company's outsourcing contracts are based on a five-year term.

MARKETING, CUSTOMERS AND SALES ORGANIZATION

         The Company believes that, in addition to price and product performance and capabilities, its retail customers primarily base their purchasing decisions on the quality of post-sales service and support, speed of service, and the availability of financing and rental programs. The Company believes that its wholesale customers primarily base their purchasing decisions on price, speed of delivery, dealer support, product performance and capabilities, and availability of financing. The Company's wholesale business extends across Europe. Effective March 31, 1999, the Company closed its U.S. wholesale operations in connection with its restructuring initiatives.

         The Company's retail operations target a broad range of customer groups, including small businesses to large multinational companies, professional firms, and governmental and educational institutions. Additionally, the Company markets Infotec private label copiers and facsimiles on a wholesale basis to a network of authorized independent dealers.

         Sales personnel turnover is common in the industry and the Company makes a considerable effort to retain qualified sales personnel. The Company's U.S. sales force declined below its target levels during fiscal 1999 primarily due to the negative press surrounding the Company's financial situation. The Company implemented several initiatives during the second half of fiscal 1999 related to the restructuring of its operations. See "Restructuring of Operations" for discussion. As a result of the Company's progress on its restructuring initiatives, the Company's bank lenders approved an amendment to its Credit Agreement in July 1999, which extended its waiver through July 31, 2000. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1999 incorporated herein by reference (Exhibit 13 to this Report). It is the Company's goal to stabilize and strengthen Danka's sales force, specifically in the U.S., expanding its coverage evenly among

1,300 territories. At March 31, 1999, the Company's international sales force was at levels consistent with the prior year.

         The Company's compensation plan is designed to provide a career path for the Company's sales representatives and the opportunity to move up from selling lower segment machines and service to more complex systems. By increasing training and providing a career path, it is the Company's goal to reduce current attrition levels. The compensation is comprised of a base salary and a selling commission, which is based on several variables. These variables include revenue as a percent of quota, service pricing levels, gross profit and the net installed equipment base or population.

         The Company currently utilizes a range of advertising and promotional activities, including radio, billboard and print media advertising campaigns, distribution of descriptive brochures and direct mail pieces, and informational seminars and presentations. The Company's marketing efforts are enhanced by manufacturers' national advertising campaigns and co-op arrangements where appropriate and applicable. The Company also utilizes its website at www.danka.com as a marketing tool.

VENDORS

         The Company's business is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. During fiscal 1999, the Company's sales of Canon, Konica, Minolta, Ricoh, Sharp and Toshiba photocopiers, facsimile equipment and related accessories represented approximately 60% of its total equipment revenue, excluding the U.S. wholesale division which the Company closed effective March 31, 1999. The sale of Kodak branded equipment and accessories represented approximately 24% of total equipment revenue, excluding the Company's U.S. wholesale division. The Company also relies on its equipment vendors for parts and supplies.

         The Company conducts its business in reliance upon its continuing ability to purchase equipment, supplies, and parts from its current manufacturers pursuant to authorized retail dealer and wholesale agreements ("Authorized Manufacturer Agreements"). The Company's retail operations' primary Authorized Manufacturer Agreements are with Canon, Konica, Minolta, Ricoh and Toshiba. Such agreements are generally for one-year terms, cover only specific products, have specific territorial boundaries, and may be terminated with cause, and in some instances, without cause. During fiscal 1999, the Company entered into certain alliances that expanded its product availability beyond specific authorized territories. As mentioned above, in September 1998, Danka announced a new strategic alliance with Canon allowing the Company to offer the complete line of Canon color copiers to all of its customers throughout North America, Europe and select Latin American countries. In January, the Company received authorization from Canon to offer a full line of digital black and white copiers throughout the U.S. The Company has similar distribution rights regarding Toshiba digital black and white products. The Company's international wholesale operations have agreements with Ricoh and Toshiba, and contain terms, which are substantially similar to those of the Company's retail operations. In connection with the acquisition of Kodak's Office Imaging and outsourcing businesses in December 1996, the Company also entered into various supply agreements with Kodak. These agreements were terminated effective December 15, 1998. The terms of these agreements varied from the Company's traditional Authorized Manufacturing Agreements. See - "Kodak Agreements" below. As mentioned above, effective May 10, 1999, Kodak sold its equipment, toner and developer manufacturing operations to a subsidiary of Heidelberg, a global market leader in printing systems. The Company and Heidelberg are engaged in negotiations with respect to a long-term supply agreement for the Kodak equipment, parts and supplies the Company already sold at the time of Heidleberg's acquisition, as well as an additional agreement with respect to the new digital high-volume machine, the DigiSource 9110.


LEASING

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

      As a result of the Company's ability to meet these various requirements of GE Capital, the Company has continued to finance the majority of its leasing business through GE Capital, including utilizing the Master Trust Agreement noted above. The Company is presently negotiating with GE Capital a lease financing arrangement outside of the Master Trust, which would substantially replicate the economic benefits to the Company of leases funded under the Master Trust. Additionally, the Company continues to obtain financing from other funding sources of leases not financed by GE Capital.

      Leasing arrangements also permit the Company to utilize its capital for other business activities. The Company has similar arrangements for leases, which are offered to customers outside the U.S.


TRAINING

         A key element of the Company's operating philosophy is the training of its employees in order to assist in the uniform application of the Company's established operating procedures throughout the sales network. As described above, the Company has introduced a new compensation plan designed to provide a career path for its sales representatives. Upon employment, Company sales representatives participate in an intensive information and skills training program with areas of focus including company overview, competitive marketplace, selling skills, customer satisfaction, product knowledge as well as finance and business skills. After the initial training has been successfully completed, the Company continues to develop the skills and knowledge of its sales representatives with new product training, self-study computer based courses and on-going sales skills development.

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


KODAK AGREEMENTS

         In connection with the acquisition of Kodak's Office Imaging and outsourcing businesses in December 1996, the Company entered into certain supply agreements, which required the Company to make minimum equipment purchases from Kodak. To the extent the Company exceeded or failed to purchase these amounts, the Company was to either receive a refund or make additional payments to Kodak. For the year ended March 31, 1998, the Company recorded a provision of $10.0 million for the anticipated shortfall in equipment purchases relating to various supply agreements. The Company also agreed to contribute a total of $175.0 million (plus an additional $30.0 million if certain research milestones are met) to Kodak's ongoing research and development activities. Effective December 15, 1998, these agreements were terminated. During the fourth quarter of fiscal 1999, the Company and Kodak reached a new research and development agreement relating to the completed development of a digital high-volume copier, the DigiSource 9110, under which the Company agreed to pay approximately $23.0 million. The new machine was introduced in March 1999 at CeBit, an international trade fair in Hanover, Germany. On June 24, 1999, Kodak and the Company reached an agreement providing for mutual release of claims and obligations related to certain agreements previously entered into by Kodak and the Company. In connection with this agreement, liabilities of $10.0 million for the anticipated shortfall in Kodak equipment purchases recorded during the third quarter of fiscal 1998 and $13.5 million relating to research and development and other accrued costs recorded during the third quarter of fiscal 1999 were reversed during the fourth quarter of fiscal 1999. See - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1999 incorporated herein by reference (Exhibit 13 to this Report).


COMPETITION

      The Company's business is highly competitive with a number of competitors in most geographic markets. The Company's retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers, and wholesale clubs. Depending upon the customer, principal areas of competition may include: quality and speed of post-sales service support; availability of competitive products, parts and supplies; speed of delivery; product capability and performance; financing terms; and the availability of financing, leasing, or rental programs. Principal areas of competition for wholesale operations are availability of competitive products, price, speed of delivery, dealer support, centralized volume buying, product performance, and the availability of financing programs. The Company closed its U.S. wholesale operations effective March 31, 1999. The closure related to the Company's restructuring of its operations and focus on core, higher margin businesses. The Company's remaining wholesale operations extend across Europe. The continued ability of the Company to offer competitive office imaging equipment in all segment areas is important in both retail and wholesale operations. See - "Products." As a result of acquiring Kodak's Office Imaging business in December 1996, the Company significantly increased its presence in the high-volume photocopier market currently dominated by Xerox Corporation.


EMPLOYEES

         As of March 31, 1999, the Company employed approximately 18,000 persons, of which approximately 7,600 were service engineers and approximately 2,600 were devoted to generating sales. The remaining employees were devoted to training, management, and other administrative and support positions in the field and corporate locations. Support positions in the field include warehouse and delivery functions, dispatch, meter readings, renewal of customer maintenance agreements, accounts receivable collection and billing functions.

         Some of the Company's non-U.S. employees are subject to labor agreements that establish rates of pay, working hours, procedures for orderly settlement of disputes and other terms and conditions of employment. The Company considers its employee relations to be good, and believes that it provides working conditions and wages, which are comparable with those of its competitors.

         The Company relies heavily on its senior management, and the loss of certain Executive Officers could have an adverse effect on the Company. Additionally, the Company's ability to successfully grow and maintain its management and employee base is extremely important to the Company's continued success.


TRADEMARKS AND SERVICE MARKS

         The Company believes that its trademarks and service marks have gained significant recognition in the office imaging and document management industry and are important to its marketing efforts. The Company has registered various trademarks and service marks in certain markets. The trademarks "Danka", "dex", "Omnifax" and "Infotec" are among those registered marks, which are viewed as important to the Company's ongoing business. The Company's policy is to continue to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its proprietary rights. Depending on the jurisdiction, trademarks and service marks are valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic. Registrations of trademarks and service marks in the United States can generally be renewed indefinitely as long as the trademarks and service marks are in use.

BACKLOG

         The backlog of orders at March 31, 1999 and March 31, 1998 were not material.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-K, or otherwise made by officers of the Company, including statements related to the Company's ability to meet challenges it faces, the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Factors that might cause such differences include, but are not limited to (i) failure to obtain one or more waivers or longer term financing beyond the July 31, 2000 waiver period to meet the Company's liquidity needs, whether through failure to perform as described in business plans provided to the Company's lenders or otherwise, (ii) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (iii) any inability by the Company to manage and reduce its outstanding debt, meet its working capital needs or otherwise adequately address its liquidity challenges, (iv) any inability by the Company to procure or any inability by the Company to continue to gain access to and successfully distribute new, products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any inability by the Company to finalize a long-term supply agreement with Heidelberg, (vi) any inability by the Company to achieve projected cost savings, (vii) the refusal by any vendor to provide equipment, parts and supplies as a result of the Company's financial condition, (viii) any inability by the Company to successfully close facilities without negative impact on the Company's operations, (ix) any inability by the Company to obtain adequate funding for its leasing business, (x) any inability by the Company to bring SG&A expenditures of the Company's U.S. division into line with anticipated sales, (xi) business disruption resulting from year 2000 issues including unidentified noncompliance of technology, delays or difficulties in implementing new IT infrastructure, delays or difficulties in converting remaining systems and applications, and untimely third party completion of year 2000 compliance, (xii) any inability by the Company to complete the sale of its Omnifax business, (xiii) the ultimate outcome and impact of the pending class action lawsuit or any other lawsuit, (xiv) any negative impact from the loss of any key upper management personnel, (xv) any negative impact on the Company's financial condition or results of operations caused by the Euro conversion,
(xvi) any significant assessment, pursuant to the review by the Internal Revenue Service (xvii) fluctuations in foreign currencies and (xviii) other risks including those risks identified in any of the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.


ITEM 2.  PROPERTIES

         The Company's general policy is to lease, rather than own, its business locations. The Company leases numerous properties for administration, sales and service, and distribution functions. The terms vary under the respective leases and some contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, the Company's lease agreements require it to pay its proportionate share of taxes, common area expenses, insurance, and related costs of such rental properties. In addition, the Company leases approximately 500 properties for its retail and wholesale operations.

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


ITEM 3.  LEGAL PROCEEDINGS

      The Company, former directors and former officers are defendants in a purported class action lawsuit. A consolidated class action complaint (the "Complaint") was filed in the United States District Court for the Middle District of Florida, Tampa Division on or about June 18, 1998. The Complaint alleges, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, engaged in improper accounting practices and that certain former officers utilized insider information, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's American Depositary Receipts in the period between May 13, 1997 and December 15, 1997, and seek an award of an unspecified amount of monetary damages, including punitive damages, to all of the members of the purported class. The Company filed its motion to dismiss the Complaint on or about July 29, 1998 and all briefs have been submitted to the Court. The Company has not received a ruling from the court on its motion. The case is in the early stages and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and is vigorously defending the lawsuit.

         As previously disclosed, the Company was a defendant in a purported lawsuit brought by the Company's former Chief Executive and Director asserting claims of breach of contract and fraud for the Company's refusal to pay certain sums alleged due under his employment agreement. The settlement of this case, which occurred during the first quarter of fiscal 2000, did not have a material impact on the Company's operations.

      In February 1999, the Company was served with a complaint alleging breach of contract, breach of duty of good faith and fair dealing, conversion and violation of the Uniform Commercial Code. More particularly, the plaintiffs allege that in December 1997, they attempted to sell approximately one million restricted American Depositary Shares at approximately $35.00 per share and that the Company and its attorneys wrongfully refused and/or unreasonably delayed in registering the transfer of the plaintiffs' restricted shares. The complaint further states that the plaintiffs were unable to complete the sale of shares and were later forced to sell the shares in

February 1998 at approximately $17.00 per share. The plaintiffs are attempting to recover the difference from the Company and its attorneys. The Company recently filed its motion to dismiss the complaint. This case is in the early stages and while the outcome of such litigation is impossible to predict, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

         The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Management believes that the resolution of the above matters will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.


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

                                                  U.S. Dollars per                 Pence per
                                                         ADS                     Ordinary Share
                                                  High        Low               High        Low
---------------------------------------------------------------------------------------------------
Fiscal Year 1999:
  Quarter ended June 30, 1998                    $23.75      $11.50              344p       189p
  Quarter ended September 30, 1998                12.88        5.75              194         85
  Quarter ended December 31, 1998                  6.88        1.75               92         29
  Quarter ended March 31, 1999                     6.00        4.13               88         63

Fiscal Year 1998:
  Quarter ended June 30, 1997                    $43.63      $26.50              648p       425p
  Quarter ended September 30, 1997                51.31       37.00              788        558
  Quarter ended December 31, 1997                 47.00       12.38              713        215
  Quarter ended March 31, 1998                    21.13       15.25              322        239


As of March 31, 1999, 45,264,719 ADSs were held of record by 4,700 registered holders and 47,008,990 Ordinary Shares were held of record by 4,361 registered holders. Since some of the ADSs and Ordinary Shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. The Company most recently paid a dividend to shareholders on July 28, 1998. The Company is not currently permitted to pay dividends under the Credit Agreement. Any determination to pay cash dividends after the refinancing of the indebtedness outstanding thereunder will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements and other such factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to the information under the heading "Selected Consolidated Financial Data" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1999. See Exhibit 13 to this Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1999. See Exhibit 13 to this Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the information under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity" and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the Year Ended March 31, 1999. See Exhibit 13 to this Report. As is the case with any company, prior financial condition and results of operations are not necessarily indicative of future results.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

    (a)  1. The following Financial Statements of the Registrant included in
            Part II, Item 8, of this Report are incorporated herein by reference as described in Item 8:

            Consolidated Statements of Operations - Years ended March 31, 1999,
                1998 and 1997
            Consolidated Balance Sheets - March 31, 1999 and 1998
            Consolidated Statements of Cash Flows - Years ended
                March 31, 1999, 1998 and 1997
            Consolidated Statements of Shareholders' Equity - Years ended
                March 31, 1999, 1998 and 1997
            Notes to the Consolidated Financial Statements - Years ended
                March 31, 1999, 1998 and 1997
            Independent Auditor's Report

         2. The following Financial Statement Schedules of the Registrant are included in Item 14(d):

            Independent Auditor's Report

            II  -  Valuation and Qualifying Accounts

            All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule, the information required is included in the financial statements and notes thereto or the schedule is not required or inapplicable under the related instructions.

         3. Exhibit index:

Exhibit
Number      Description of Document
-------     -----------------------

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

4.13* Second Amendment to Credit Agreement dated July 28, 1998 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (Exhibit 4.10 to the Company's Form 8-K July 28, 1998).

4.14* Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.11 to the Company's Form 8-K October 21, 1998).

4.15* Waiver dated February 26, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.12 to the Company's Form 8-K March 5, 1999).

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

10.20* The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 10.

10.22* Amendments to the Danka 1996 Share Option Plan filed as Appendix A of the 1998 Annual Proxy Statement and approved by shareholders under Resolution 9.

10.21* The Danka 1996 Non-Employee Directors Share Option Plan filed as Appendix 2 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 11.

13 Annual Report to Shareholders of the Company for the year ended March 31, 1999. The portions of the Company's Annual Report to Shareholders incorporated by reference into this Report are included herein as exhibits.

21          List of Current Subsidiaries of the Company.

23          Consent of Independent Accountants

27          Financial Data Schedule (for SEC use only).

27.1        Financial Data Schedule Restated and Amended (March 31, 1998 Form
            10-K).

27.2        Financial Data Schedule Restated and Amended (March 31, 1997 Form
            10-K).

* Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

         (b)      Reports on Form 8-K

               On March 5, 1999, the Company filed a report on Form 8-K announcing a 180-day extension for the waiver on its Credit Agreement granted by its Lenders.

         (c)      Exhibits:

                     The exhibits listed in Item 14(a)(3) to this Report are filed with this Report.

         (d)      Financial Statement Schedules

                     Independent Auditor's Report

                     II  -  Valuation and Qualifying Accounts

                     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules.

                          INDEPENDENT AUDITOR'S REPORT





To the Members of Danka Business Systems PLC:

Under date of July 14, 1999, we reported on the consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                                  KPMG Audit Plc
                                                           Chartered Accountants
                                                              Registered Auditor
July 14, 1999                                                    London, England

                           DANKA BUSINESS SYSTEMS PLC

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


                Column A                Column B                         Column C                     Column D          Column E
               ----------            ---------------       ---------------------------------       --------------      ----------

                                       Balance at           Charged to           Charged to                             Balance
                                      Beginning of          Costs and              Other                                at End
              Description                Period              Expenses            Accounts (1)       Deductions (2)     of Period
              -----------            ---------------       ------------         ------------       --------------      ---------
Allowance for doubtful accounts:

Year ended March 31, 1997                $ 8,804             $21,062             $ 12,382             $(14,395)         $27,853
                                         =======             =======             ========             ========          =======

Year ended March 31, 1998                $27,853             $29,928             $  2,046             $(28,854)         $30,973
                                         =======             =======             ========             ========          =======

Year ended March 31, 1999                $30,973             $38,619             $    447             $ (8,774)         $61,266
                                         =======             =======             ========             ========          =======


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

Date:   July 14, 1999            DANKA BUSINESS SYSTEMS PLC
                                 --------------------------
                                        (Registrant)

                                By:  /s/  LARRY K. SWITZER
                                   --------------------------------------------
                                      Larry K. Switzer, Chief Executive Officer
                                      (Chief Executive Officer)

                                By:  /s/  F. MARK WOLFINGER
                                   --------------------------------------------
                                      F. Mark Wolfinger, Executive Vice
                                      President and Chief Financial Officer
                                      (Chief Financial Officer and the
                                       Principal Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on July 14, 1999.

SIGNATURE                                     TITLE
---------                                     -----
  /s/  DAVID W. KENDALL                       Chairman and Director
---------------------------
    David W. Kendall

/s/  LARRY K. SWITZER                         Chief Executive Officer and Director
---------------------------
     Larry K. Switzer

/s/  BRIAN L. MERRIMAN                        President and Chief Operating Officer and Director
---------------------------
     Brian L. Merriman

/s/  KEITH J. MERRIFIELD                      Director
---------------------------
     Keith J. Merrifield

/s/  J. ERNEST RIDDLE                         Director
---------------------------
     J. Ernest Riddle

/s/  JAMES F. WHITE, JR.                      Director
---------------------------
     James F. White, Jr.