Form 10-K405/A
period 1999-03-31
DANKA BUSINESS SYSTEMS PLC
filed 1999-07-29
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 1999, the Registrant had 228,067,865 Ordinary Shares outstanding, including 181,058,875 represented by American Depositary Shares ("ADS"). Each ADS represents four Ordinary Shares. The ADSs are evidenced by American Depositary Receipts. The aggregate market value of voting shares held by non-affiliates of the Registrant as of March 31, 1999 was $281,255,051 based on the average bid and asked prices of ADSs as quoted on the NASDAQ National Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

The undersigned Registrant hereby amends the following items of its Annual Report for 1999 on Form 10-K as set forth in the pages attached hereto:

Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and Management
Item 13.    Certain Relationships and Related Transactions

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10 is hereby amended in its entirety to read as follows:

Information as to directors and executive officers required by this item is as follows (information with respect to ages of the directors is as of July 28, 1999):

The following table sets forth certain information regarding the Directors and executive officers of the Company and its primary operating subsidiaries. The executive officers serve at the pleasure of the respective Boards of Directors.

NAME                                         AGE     POSITION(S)                                      DIRECTOR'S ROTATION
---------------------------------------     -----    --------------------------------------------  ------------------------
David W. Kendall ......................      64      Director (1)(2)(3)                                     1999
Larry K. Switzer ......................      55      Chief Executive Officer                                1999
Brian L. Merriman .....................      62      President and Chief Operating Officer                  1999
Keith J. Merrifield ...................      57      Director (1)(2)(3)                                     2000
J. Ernest Riddle ......................      57      Director (1)(3)                                        2000
James F. White, Jr. ...................      59      Director (2)(3)                                        2001
Paul G. Dumond ........................      44      Company Secretary                                        --
F. Mark Wolfinger .....................      44      Executive Vice President and Chief                       --
                                                     Financial Officer
Martin G. St. Quinton .................      41      Chief Executive, Danka International                     --

David P. Berg .........................      38      Executive Vice President and                             --
                                                     General Counsel

(1)      Member of the Human Resources Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Nominations Committee.


         DAVID W. KENDALL. Mr. Kendall was named Chairman of the Company in October 1998. Prior to Mr. Kendall's appointment as Chairman, he served the Company as a Director since July 1993. He is also Chairman of Whitecroft plc, a conglomerate, Ruberoid PLC, a manufacturer and supplier of building products, Celtic Energy Ltd., a Welsh coal mining company, Blagden Industries plc, a packaging company, Wagon plc, an engineering company, and a non-executive director of Gowrings plc, a motor distributor, all of which are publicly owned U.K. companies. Previously, Mr. Kendall has served as executive deputy chairman of British Coal, a coal mining company, chairman of Bunzl plc, a U.K. conglomerate, and chief executive of BP Oil Ltd., an oil refining and marketing company.

         LARRY K. SWITZER. Mr. Switzer joined the Company in September 1998 and currently serves as Chief Executive Officer and Director. Prior to his appointment as Chief Executive Officer in October 1998, Mr. Switzer served as the Company's Chief Financial Officer. Prior to joining the Company, Mr. Switzer served as Senior Vice President and Chief Financial Officer of Fruit of the Loom, Inc. since 1994, where he was a member of both the Executive Committee and Board of Directors. Mr. Switzer has also previously served as Chief Financial Officer for Alco Standard Corporation and S.C. Johnson & Son, Inc.

         BRIAN L. MERRIMAN. Mr. Merriman joined the Company in July 1998 and was appointed to the Board of Directors in July 1999. Mr. Merriman was also appointed in July 1999 to serve as the President and Chief Operating Officer of Danka worldwide and is responsible for the sales, service and marketing activity of Danka's global operations. Prior to Mr. Merriman's appointment in July 1999, he served as President and Chief Operating Officer of Danka Americas, including the U.S., Canada and Latin America regions. Prior to joining the Company, Mr. Merriman served as Senior Vice President of the Electronic Imaging Division of Toshiba America Information

Systems, Inc. since 1994. Mr. Merriman has also held several senior level positions with Savin Corporation and Konica Business Machines USA, Inc.

         KEITH J. MERRIFIELD. Mr. Merrifield was elected as a Director in January 1997. From 1975 through 1990, Mr. Merrifield was the Managing Director of Wellcome International, a division of the United Kingdom pharmaceutical company Wellcome plc. During this time Mr. Merrifield significantly developed Wellcome's pharmaceutical business in Asia, Africa and Eastern Europe. In 1990 Mr. Merrifield was appointed as Director of International Operations and in addition Director of Group Marketing worldwide in 1994. Mr. Merrifield also played a key role in the integration process following Glaxo's acquisition of Wellcome plc. Since resigning from Wellcome plc in June 1995, Mr. Merrifield has served as a director of British Biotech PLC, an innovative pharmaceutical company based in Oxford, England, and also Coats Viyella PLC, the largest textile company in the U.K.

         J. ERNEST RIDDLE. Mr. Riddle was appointed as a Director in January 1998. Since March 1997, Mr. Riddle has been President and Chief Operating Officer of Norrell Services, Inc., an outsourcing information technology and staffing services company based in Atlanta, Georgia. Prior to joining Norrell, Mr. Riddle spent four years with Ryder System, Inc., a logistics and transportation group, primarily in marketing and sales, and was President of Ryder International from October 1995 to December 1996. Mr. Riddle also has considerable experience in the photocopier industry, having worked for Xerox Corporation from 1966 to 1992 where he held several executive positions including Vice President Marketing and Vice President Operations for the U.S. group, and Vice President Worldwide Marketing Operations. Mr. Riddle serves as a trustee of the University of North Carolina and Brevard College.

         JAMES F. WHITE, JR. Mr. White has served the Company as a Director since July 1993. Since January 1996, he has served of counsel to the law firm of Shumaker, Loop & Kendrick, Toledo, Ohio. Mr. White served as an executive officer and director of Checkers Drive-In Restaurants, Inc. from January 1993 through December 1995, most recently as Vice Chairman of the Board and as a non-executive director of Arbor Health Care Company prior to its sale in November 1997. For more than 20 years prior to January 1993, Mr. White was a partner in the law firm of Shumaker, Loop & Kendrick. Mr. White is a director of numerous private companies.

         PAUL G. DUMOND. Mr. Dumond, who is a Chartered Accountant, has been the Company Secretary of the Company since March 1986. Mr. Dumond is also the owner and director of Nautilus Management Limited, a management services company, and a non-executive director of two publicly owned U.K. companies; Horace Small Apparel PLC, which formerly manufactured and distributed uniforms and Mid-States PLC, which distributes auto parts. He was previously with Thomson McLintock, Chartered Accountants, now part of KPMG, following which he held the positions of finance manager and later finance director in the oil and gas industry.

         F. MARK WOLFINGER. Mr. Wolfinger joined the Company in August 1998 and currently serves as Executive Vice President and Chief Financial Officer. Prior to his appointment to Chief Financial Officer in December 1998, Mr. Wolfinger served as the President of the Company's Specialty Markets, including the Canada, Latin America and Omnifax divisions. Prior to joining the Company, Mr. Wolfinger served as Executive Vice President and Chief Financial Officer for Hollywood Entertainment Corporation since 1997. Mr. Wolfinger also served in a variety roles at Metromedia Restaurant Group, Grand Metropolitan PLC and PepsiCo before joining Hollywood Entertainment Corporation.

         MARTIN G. ST. QUINTON. Mr. St. Quinton joined the Company in June 1993 upon the acquisition of Saint Group plc, the Company's first acquisition in Europe. Mr. St. Quinton was named Chief Executive, Danka International in September 1997 and oversees the Company's sales, service, finance, marketing, wholesale and outsourcing operations throughout Europe and Australasia. Prior to this appointment, Mr. St. Quinton supervised the development of the Company's European network. Mr. St. Quinton was Chief Executive and majority owner of Saint Group plc prior to its acquisition.

         DAVID P. BERG. Mr. Berg joined the Company in July 1997 as Vice President and General Counsel to develop the Company's in-house legal department. Prior to joining the Company, Mr. Berg served as Senior Vice President, General Counsel and Secretary of Nordic Track, Inc. since 1994, where he had responsibility for the legal, business development and international divisions. Mr. Berg has also served in various capacities at BellSouth Corporation including general counsel roles in BellSouth's wireless data and computer services subsidiaries.

         The Articles of Association of the Company set the size of the Board of Directors at not less than two persons. The Board of Directors currently consists of six members who serve pursuant to the Company's Articles of Association. One third (1/3) of the Directors are to retire and shall be eligible for re-election at each Annual General Meeting. In addition, Directors may be appointed by the Board of Directors, but Directors so appointed hold office only until the next Annual General Meeting of the Company, when they are eligible for re-election. Other than the employment agreements that the Company has entered into with Mr. Kendall, Mr. Switzer and Mr. Merriman, which are described in "Item 11. Executive Compensation" below, there is no understanding regarding any executive officer or Director and the Company or any other person pursuant to which any executive officer or Director was, or is, to be elected or appointed to such position. No executive officer is related to any other executive officer or Director.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the 1934 Act requires the Company's Directors, officers and holders of more than ten percent (10%) of the Company's Ordinary Shares to file with the SEC initial reports of ownership and reports of changes in ownership of Ordinary Shares and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of the forms, reports and certificates filed with the Company by such persons, all such Section 16(a) filing requirements were complied with by such persons in fiscal 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Item 11 is hereby amended in its entirety to read as follows:

COMPENSATION OF NAMED EXECUTIVE OFFICERS AND DIRECTORS

         The following table provides information concerning the annual and long-term compensation for services rendered in all capacities to the Company for the last three (3) fiscal years for each of the two persons who served as Chief Executive Officer during fiscal 1999 and the other four most highly compensated Named Executive Officers.


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                ANNUAL COMPENSATION                              AWARDS
                                ---------------------------------------------------------    -----------------

     NAME AND                   FISCAL                                      OTHER ANNUAL         NUMBER OF            ALL OTHER
PRINCIPAL POSITION               YEAR         SALARY         BONUS          COMPENSATION(1)     OPTIONS/SARS(2)      COMPENSATION
------------------              ------        ------         -----          -------------       -------------        ------------
Larry K. Switzer,(3)
   Chief Executive Officer       1999         $328,846      $ 450,000        $ 7,235        4,000,000/4,320,000             --

Martin G. St. Quinton,
   Chief Executive, Danka
           International         1999   (pound)290,000 (pound)337,500             --                    200,000  (pound)70,587(5)
                                 1998   (pound)200,000 (pound)500,000(4)          --                    110,000  (pound)34,817(5)
                                 1997   (pound)210,000 (pound)325,000             --                     80,000  (pound)41,422(5)

Brian L. Merriman,(6)
    President and Chief
          Operating Officer      1999         $400,126      $ 232,000             --        3,340,000/3,000,000      $ 119,000(7)

F. Mark Wolfinger,(8)
    Executive Vice President
         and Chief Financial
         Officer                 1999         $228,462      $ 392,500             --        2,280,000/2,000,000      $ 174,000(9)

David P. Berg,(10)
   Executive Vice President
         and General Counsel     1999         $246,154      $ 207,900             --        1,000,000/1,000,000      $   6,413(11)

Daniel M. Doyle,(12)
   Chief Executive Officer       1999         $587,692             --        $ 6,202                         --      $ 807,979(13)
                                 1998         $795,000             --        $12,310                    400,000      $  63,716(13)
                                 1997         $630,000             --        $11,900                    180,000      $ 121,846(13)


----------------------------
(1)      The amounts listed represent sums received as Director fees.
(2) Options are granted to acquire either Ordinary Shares or American Depositary Shares ("ADS") depending on where the individual is resident. Each ADS represents four Ordinary Shares. All numbers shown represent Ordinary Shares or the equivalent number of Ordinary Shares based on the 4:1 ratio. All options were granted at the fair market value of the underlying Ordinary Shares or ADSs on the date of the grant. All stock appreciation rights ("SARs") have been granted in the form of ADSs and shown here as the equivalent Ordinary Shares.
(3) Mr. Switzer commenced serving as a Named Executive Officer in September 1998 upon joining the Company. Mr. Switzer was appointed Chief Executive Officer in October 1998.
(4) Includes (pound)410,000 which was not reported in the Company's 1998 Proxy Statement, as such amount, which related to fiscal 1998, was not established and paid until after the Company filed its 1998 Proxy Statement with the Securities and Exchange Commission.

(5) Mr. St. Quinton's other compensation consists of Company pension contributions and automobile allowances.
(6) Mr. Merriman commenced serving as a Named Executive Officer in July 1998 upon joining the Company.
(7)      Mr. Merriman's other compensation represents relocation reimbursements.
(8) Mr. Wolfinger commenced serving as a Named Executive Officer in August 1998 upon joining the Company.
(9) Mr. Wolfinger's other compensation represents relocation reimbursements.
(10)     Mr. Berg commenced serving as a Named Executive Officer in fiscal 1999.
(11) Mr. Berg's other compensation consists of a Company matching contribution to the Company's 401(k) plan of $3,440 and $2,973 of above-market interest earned on deferred compensation arrangements.
(12) Mr. Doyle resigned as Director and Chief Executive Officer of the Company in October 1998.
(13) Includes net premiums of $41,855 in each year paid by the Company as advances under a $3,000,000 split-dollar term life insurance agreement on behalf of Daniel M. Doyle for the benefit of beneficiaries designated by Mr. Doyle. Also includes Company matching contributions to the 401(k) plan of $2,288, $9,228, and $6,296 in fiscal 1999, 1998 and 1997, respectively. Fiscal 1999, 1998 and 1997 also include $13,836, $12,633 and $13,695, respectively of above-market interest earned on deferred compensation arrangement. Fiscal 1999 also includes $750,000 for a full and final settlement which related to a dispute that arose in relation to Mr. Doyle's entitlements under his employment contract. Fiscal 1997 also includes Company contribution of $60,000 to the Supplemental Executive Retirement Plan.


SHARE OPTION PLANS

         The Company has options outstanding under its Share Option Plans. Options granted are for the right to acquire Ordinary Shares or ADSs. The following table provides information concerning options issued under the Company's Share Option Plans, and stock appreciation rights ("SARs") granted to the Named Executive Officers during fiscal 1999.

                        OPTION/SAR GRANTS IN FISCAL 1999

                                INDIVIDUAL GRANTS
                    -----------------------------------------

                                                                                                 POTENTIAL REALIZABLE VALUE
                                                    % OF TOTAL                                      AT ASSUMED ANNUAL RATES
                                                   OPTIONS/SARS      EXERCISE                    OF SHARE PRICE APPRECIATION
                                 NUMBER OF           GRANTED TO      OR BASE                         FOR OPTION/SAR TERM(3)
                                OPTIONS/SARS        EMPLOYEES IN      PRICE      EXPIRATION      ----------------------------
NAME                             GRANTED(1)         FISCAL 1999     ($/SHARE)(2)    DATE             5%            10%
----                             -------           -------------    ---------    ----------          --            ---
Larry K. Switzer              320,000 / -- (4)       2.3% / --       $1.64       09/10/2008     $   346,144     $     877,196
                            3,680,000 / -- (5)      25.9% / --       $1.30       02/19/2009     $ 3,037,561     $   7,697,776
                              -- / 320,000 (6)       -- / 3.1%       $1.28       02/19/2009     $   257,847     $     653,434
                            -- / 4,000,000 (6)      -- / 38.8%       $0.20       02/19/2009     $   812,500(6)             --
Martin G. St. Quinton         200,000 / -- (4)       1.4% / --       $2.06       08/18/2008     $   258,834     $     655,937
Brian L. Merriman             340,000 / -- (4)       2.4% / --       $1.64       09/10/2008     $   367,778     $     932,021
                            3,000,000 / -- (5)      21.1% / --       $1.30       02/19/2009     $ 2,476,273     $   6,275,361
                            -- / 3,000,000 (7)      -- / 29.1%       $0.20       02/19/2009     $   609,375(7)             --
F. Mark Wolfinger             280,000 / -- (4)       2.0% / --       $1.64       09/10/2008     $   302,876     $     767,546
                            2,000,000 / -- (5)      14.1% / --       $1.30       02/19/2009     $ 1,650,848     $   4,183,574
                            2,000,000 / -- (8)      -- / 19.4%       $0.20       02/19/2009     $   406,250(8)             --
David P. Berg               1,000,000 / -- (5)       7.0% / --       $1.30       02/19/2009     $   825,424     $   2,091,787
                            -- / 1,000,000 (9)       -- / 9.7%       $0.20       02/19/2009     $   203,125(9)             --
Daniel M. Doyle (10)                    --                  --          --               --              --                --

-----------------------------
(1) The options granted are for Ordinary Shares, or the Ordinary Share equivalent number in the case of ADSs.
(2) The exercise or base price is reflected in U.S. dollars using the Noon Buying Rate conversion rate of (pound)1.00=$1.614 on March 31, 1999.
(3) The U.S. dollar amounts under these columns are the result of calculations at 5% and 10% which reflect rates of potential appreciation set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's Ordinary Share or ADS price. The Company's stock options and stock appreciation rights ("SARs") are granted with a pence per Ordinary Share or $ per ADS exercise price. The U.S. dollar appreciation is calculated using the March 31, 1999 Noon Buying Rate of (pound)1.00=$1.614.
(4) Options vest in three (3) equal annual installments beginning after the first anniversary date.
(5) Options vest in three (3) equal annual installments beginning after the first anniversary date, subject to acceleration based on certain targets measured by the price of the Company's ADSs trading on Nasdaq.
(6) Mr. Switzer received two grants of SARs in the form of ADSs during fiscal 1999. The value of the first grant, 80,000 ADSs (equivalent of 320,000 Ordinary Shares), has not yet crystallized. Refer to the Report of the Human Resources Committee for details. Mr. Switzer was granted an additional 1,000,000 ADS SAR's (equivalent of 4,000,000 Ordinary Shares) under which the value has already been determined at $812,500. The value is based on the appreciation ($0.8125 per ADS) of the Company's share price between $4.3125, the market price of the ADSs on January 14, 1999, and $5.125, the closing price on February 19, 1999 multiplied by 1,000,000. This payment is available in pro-rata tranches at the time his options are exercised to acquire the 920,000 ADSs (equivalent of 3,680,000 Ordinary Shares) granted on February 19, 1999.
(7) Mr. Merriman was granted 750,000 ADS SARs (equivalent of 3,000,000 Ordinary Shares) under which the value has already been determined at $609,375. The value is based on the appreciation ($0.8125 per ADS) of the Company's share price between $4.3125, the market price of the ADSs on January 14, 1999, and $5.125, the closing price on February 19, 1999 multiplied by 750,000. This payment is available in pro-rata tranches at the time his options are exercised to acquire the 750,000 ADSs (equivalent of 3,000,000 Ordinary Shares) granted on February 19, 1999.
(8) Mr. Wolfinger was granted 500,000 ADS SARs (equivalent of 2,000,000 Ordinary Shares) under which the value has already been determined at $406,250. The value is based on the appreciation ($0.8125 per ADS) of the Company's share price between $4.3125, the market price of the ADSs on January 14, 1999, and $5.125, the closing price on February 19, 1999 multiplied by 500,000. This payment is available in pro-rata tranches at the time his options are exercised to acquire the 500,000 ADSs (equivalent of 2,000,000 Ordinary Shares) granted on February 19, 1999.
(9) Mr. Berg was granted 250,000 ADS SARs (equivalent of 1,000,000 Ordinary Shares) under which the value has already been determined at $203,125. The value is based on the appreciation ($0.8125 per ADS) of the Company's share price between $4.3125, the market price of the ADSs on January 14, 1999, and $5.125, the closing price on February 19, 1999 multiplied by 250,000. This payment is available in pro-rata tranches at the time his options are exercised to acquire the 250,000 ADSs (equivalent of 1,000,000 Ordinary Shares) granted on February 19, 1999.
(10) Mr. Doyle resigned as Director and Chief Executive Officer of the Company in October 1998.


         The following table provides detailed information concerning aggregate share option and stock appreciation rights ("SARs") exercises in fiscal 1999 and share option/SAR values at the end of fiscal 1999 for unexercised share options/SARs held by each of the Named Executive Officers.

                AGGREGATED OPTIONS/SARs EXERCISED IN FISCAL 1999
                      AND FISCAL YEAR-END OPTION/SAR VALUES
                    ----------------------------------------

                                 NUMBER OF
                                 ORDINARY                       NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                  SHARES                            OPTIONS/SARS             IN-THE-MONEY OPTIONS/SARs
                                ACQUIRED ON       VALUE           AT FISCAL YEAR-END            AT FISCAL YEAR-END
NAME                            EXERCISE(1)     REALIZED      EXERCISABLE/UNEXERCISABLE(1)  EXERCISABLE/UNEXERCISABLE
----                            -----------     --------      ----------------------------  --------------------------
Larry K. Switzer                    ---            ---              -- /4,000,000                     --/--
                                    ---            ---              -- /4,320,000  (2)                --/--
Martin St. Quinton                  ---            ---            416,666/190,000                     --/--
Brian L. Merriman                   ---            ---              -- /3,340,000                     --/--
                                    ---            ---             -- / 3,000,000  (2)                --/--
F. Mark Wolfinger                   ---            ---               --/2,280,000                     --/--
                                    ---            ---             -- / 2,000,000  (2)                --/--
David P. Berg                       ---            ---               --/1,050,000                     --/--
                                    ---            ---             -- / 1,000,000  (2)                --/--
Daniel M. Doyle (3)                 ---            ---                  --/--                         --/--

------------------------------
(1) The options granted are for Ordinary Shares or the Ordinary Share equivalent of ADSs and were granted at the fair market value underlying the Ordinary Shares or ADSs on the date of the grant.
(2)      Represents stock appreciation rights ("SARs") granted during fiscal
         1999.
(3) Mr. Doyle resigned as Director and Chief Executive Officer of the Company in October 1998.

EMPLOYMENT AGREEMENTS

         CEO

         On his appointment as Chief Financial Officer Mr. Switzer's salary was $500,000 per annum and he was entitled to a bonus of up to $250,000 which in future years was structured to be performance-dependent (based upon achievement of established corporate and individual objectives). In the year to March 31, 1999 this amount was guaranteed. Mr. Switzer was also paid an amount of $200,000 shortly after joining the Company, representing benefits forgone at his previous employer. In addition he was awarded options to acquire up to 80,000 American Depository Shares ("ADSs") in the Company at a price of $6.875 per ADS under the terms of the Company's 1996 Share Option Scheme, as subsequently amended.

         On his permanent appointment as Chief Executive Officer with effect from January 1, 1999, new compensation arrangements were entered into. Mr. Switzer's salary was increased to $800,000.

         Mr. Switzer is also eligible for annual incentive compensation based on pre-established performance goals, including corporate earnings per share and cash generated by the Company. The maximum annual incentive is equivalent to 200% of Mr. Switzer's base salary.

         Under the terms of his revised employment arrangements, Mr. Switzer was also awarded options on February 19, 1999 to acquire 920,000 ADSs at a price of $5.25 per ADS under the Company's 1996 Share Option Scheme. These options vest in three equal annual tranches beginning on the first anniversary of the date of grant. However, in the event of the market price of Company's ADSs exceeding specified levels as set forth below, each of the tranches may become exercisable on an accelerated basis contingent upon such a price being achieved.

         The first tranche of 306,667 ADS's became exercisable on June 4, 1999 when the price of the Company's ADSs had appreciated 43% to $7.50. The second tranche of 306,667 options may be exercised before the second anniversary of their date of grant in the event of the price of the Company's ADSs exceeding $12.50 (a 138% increase over the option price). Similarly, the third tranche of 306,666 options may be exercised before the third anniversary of the grant if the price of the Company's ADSs exceeds $20.00 (a 280% increase over the option price).

         In addition, Mr. Switzer was awarded stock appreciation rights in respect of 80,000 ADSs with effect from February 19, 1999. Under this arrangement he is entitled to receive a cash payment equivalent to the difference between the closing ADS price on February 19, 1999 ($5.125 per ADS) and the price on the day of crystallisation of the stock appreciation right (the `Value Gain per Share') multiplied by the relevant number of ADSs. For these purposes, the dates of determination of the Value Gain per Share are the respective dates on which the options to acquire the 920,000 ADSs referred to above are exercised and the total value crystallised on each date is the Value Gain per Share, multiplied by 80,000 and multiplied by the proportion of the total 920,000 ADSs being acquired by option exercise on that date.

         In addition to the stock appreciation rights listed above, Mr. Switzer is also entitled to be paid an amount totaling $812,500 over the period of the exercise of the 920,000 ADSs shown above. This amount represents 1,000,000 multiplied by $0.8125, the appreciation of the Company's share price between $4.3125, the market price of the ADSs on January 14, 1999 and $5.125, the closing price on February 19, 1999, the date of the grant of options referred to above. This amount is paid out in pro-rata tranches at the time he exercises the options to acquire 920,00 ADSs. In addition, he received (pound)4,375 in director's fees.

         The contract with Mr. Switzer is for a term ending on August 28, 2000, but is subject to automatic renewals of one year annually commencing on that day. In the event that the contract is terminated by the Company, an amount equivalent to one year's salary plus target bonus is payable over the following twelve months from the date of termination.

         Former CEO

         Mr. Dan M. Doyle was Chief Executive Officer until October 23, 1998 when he left the Company. Under his employment contract he was entitled to an annual salary of $800,000 and performance related bonuses. He also held share options in the Company and his contract called for further annual grants of options during its term. The contract provided for set notice periods and amounts to be paid in the event of a termination of the contract before its normal expiration.

         During the year Mr. Doyle received a salary of $587,692 in respect of his services through October 23, 1998. He did not receive a bonus as the financial targets set by the Human Resources Committee had not been met.

         Following his departure from the Company a dispute arose in relation to Mr. Doyle's entitlements under his employment contract. The dispute was resolved following the financial year end and an amount of $750,000 was paid to Mr. Doyle in full and final settlement of any and all claims he might have against the Company.

         Other Named Executive Officers

         Mr. Brian L. Merriman and Mr. F. Mark Wolfinger were appointed as President & Chief Operating Officer, Danka Americas and Executive Vice President and Chief Financial Officer, respectively during the financial year, following executive searches. They were granted options to acquire ADSs on their respective appointments and further grants of options were made on February 19, 1999. They were also, together with Mr. David P. Berg, Executive Vice President & General Counsel, granted a cash bonus on February 2, 1999 determined by the increase in the price of the Company's ADSs from $4.3125 on January 14, 1999 to the ADS closing price on February 19, 1999 (equivalent to $5.125 per ADS), multiplied by the number of share options each received on February 19, 1999.

         The amounts payable to Messrs. Merriman, Wolfinger and Berg under this arrangement are $609,375 $406,250 and $203,125, respectively and are due to be paid out over the period the options granted on February 19, 1999 are exercised. On each day options are exercised the amount payable is the portion of the total number of options exercised by each of them multiplied by the total cash entitlement under the stock appreciation rights agreement as noted above.

COMPENSATION OF DIRECTORS

         The Company entered into an agreement with David W. Kendall with effect from his appointment as Chairman on October 23, 1998. The agreement provides for an annual salary of (pound)125,000 and is terminable on six months notice.

         Each non-employee Director of the Company, other than David W. Kendall, received the following compensation. Each was paid the equivalent of an annual sum of (pound)7,500 for fiscal 1999. If a non-employee Director is a member of sub-committees of the Board of Directors, he is eligible to receive a further (pound)22,500. Each non-employee Director of the Company will be paid the same annual sum for fiscal 2000. Each Director also serving as an executive officer received the equivalent of (pound)7,500 in Directors' fees for fiscal 1999 and will receive the equivalent of (pound)7,500 for fiscal 2000. Additionally, each non-employee Director receives the equivalent of (pound)750 for each day in which a Board of Directors or committee meeting is attended and is reimbursed for expenses in connection with such attendance. However, in the case of the chairman of a committee, a daily allowance of (pound)1,000 is given. In addition, each non-employee Director receives an allowance of (pound)250 in respect of each participation in a telephone conference call constituting a meeting of the board or any of its sub-committees.

NON-EMPLOYEE, INDEPENDENT ("NON EXECUTIVE") DIRECTORS

         Compensation payable to the non-employee Directors is determined by the executive members of the board and is reviewed annually. Emoluments comprise a fee together with an additional allowance as noted above.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Company's Human Resources Committee in fiscal 1999 were Messrs. Kendall, Merrifield and Riddle. Neither Mr. Kendall, Mr. Merrifield nor Mr. Riddle has at any time been an Executive Officer of the Company. There were no Human Resources Committee interlocks or insider participation in compensation decisions in fiscal 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12 is hereby amended in its entirety to read as follows:

         The following table sets forth, as of July 15, 1999, information as to the beneficial ownership of the Company's Ordinary Shares or Ordinary Share equivalents (whether held in Ordinary Shares or ADSs, each ADS being equivalent to four Ordinary Shares), by (i) each person known to the Company as having beneficial ownership of more than five percent (5%) of the Company's equity securities, (ii) each Director, (iii) each "named executive officer" (as defined in Item 402(a) (3) of Regulation S-K under the Securities Exchange Act of 1934 (the "1934 Act") ("Named Executive Officer")), and (iv) all Directors and Executive Officers of the Company as a group.

                                                                       SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER (1)                                            AS OF JULY 15, 1999 (2)
----------------------------------------------------------  ------------------------------------------------
                                                                NUMBER OF            ADS
HOLDINGS OF GREATER THAN 5 PERCENT                           ORDINARY SHARES      EQUIVALENT       PERCENT
                                                                   (14)                              (14)
----------------------------------------------------------  -----------------     ----------      ---------
Massachusetts Financial Services (3)                             18,400,000       4,600,000         8.1%
Ardsley Partners (4)                                             16,600,000       4,150,000         7.3%
Barrow, Hanley, Mewhinney & Strauss (5)                          16,000,000       4,000,000         7.0%
Wellington Management Company, LLP (6)                           14,648,000       3,662,000         6.4%
Prudential Corporation plc (7)                                   14,513,984       3,628,496         6.4%
Merrill Lynch Asset Management (8)                               14,000,000       3,500,000         6.1%

HOLDINGS BY DIRECTORS AND EXECUTIVE OFFICERS
----------------------------------------------------------
David W. Kendall                                                     15,000           3,750            *
Larry K. Switzer (9)                                              1,266,667         316,667            *
                                                                                    316,667
Brian M. Merriman (10)                                              933,333         233,333            *
Keith J. Merrifield                                                  15,000           3,750            *
J. Ernest Riddle                                                     20,000           5,000            *
James F. White, Jr.                                                  16,000           4,000            *
F. Mark Wolfinger (11)                                              666,667         166,667            *
Martin St. Quinton (12)                                           3,296,266         824,067         1.4%
David P. Berg (13)                                                  333,333          83,333            *
Daniel M. Doyle (15)                                                     --              --            *

All Directors and executive Officers as a group (15               6,800,853       1,700,213         3.0%
persons)

----------------------------------------------------------
(*) Represents less than one percent (1%) of the share capital.

------------------------

(1) Except for Messrs. Wolfinger, St. Quinton, Berg and Doyle, all of the listed individuals are currently Directors of the Company. Messr. Switzer and Merriman are executive officers of the Company.
(2) Except as otherwise indicated, all Ordinary Shares are held of record with sole voting and investment power.
(3) Massachusetts Financial Services is a mutual fund organization. The address of Massachusetts Financial Services is 500 Boylston Street, Boston, Massachusetts 02116.
(4) Ardsley Partners is a hedge fund organization. The address is 646 Steamboat Road, Greenwich, Connecticut 06830.
(5) Barrow, Hanley, Mewhinney & Strauss, a mutual fund manager, is a subsidiary of United Asset Management Corporation. The address of Barrow, Hanley, Mewhinney & Strauss is 3232 McKinney Ave, 15th Floor, Dallas, Texas 75204.
(6) Wellington Management Company, LLP is a mutual fund organization. The address of Wellington Management Company, LLP is 75 State Street, 19th Floor, Boston, Massachusetts 02109.

(7) Prudential Corporation plc is affiliated with Prudential Client (MSS) Nominees Ltd. The address of Prudential Corporation plc is 142 Holborn Bars, London EC1N 2NH England.
(8) Merrill Lynch Asset Management is a mutual fund organization. The address of Merrill Lynch Asset Management is 800 Scudders Hill Road, Plainsboro, New Jersey 08536.
(9) Includes options held by Mr. Switzer to purchase 306,667 ADSs (equivalent of 1,226,667 Ordinary Shares), all of which are currently exercisable.
(10) Includes options held by Mr. Merriman to purchase 233,333 ADSs (equivalent of 933,333 Ordinary Shares), all of which are currently exercisable.
(11) Includes options held by Mr. Wolfinger to purchase 166,667 ADSs (equivalent of 666,667 Ordinary Shares), all of which are exercisable.
(12) Includes options held by Mr. St. Quinton to purchase 496,666 Ordinary Shares (equivalent of 124,166 ADSs), all of which are currently exercisable.
(13) Includes options held by Mr. Berg to purchase 83,333 ADSs (equivalent of 333,333 Ordinary Shares), all of which are currently exercisable.
(14) Based on 228,067,865 Ordinary shares outstanding. Pursuant to the rules of the Securities and Exchange Commission, certain of the Ordinary Shares or ADSs, which a person has a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options or the conversion of the Company's convertible subordinated notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(15) Mr. Doyle resigned as a Director and Chief Executive Officer of the Company in October 1998.

         On July 15, 1999, The Bank of New York, as depositary for the Company's ADS program, held 182,151,723 Ordinary Shares representing 79.9% of the issued share capital.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 is hereby amended in its entirety to read as follows:

         The information set forth herein briefly describes certain relationships and transactions between the Company and affiliated parties. Management of the Company believes that such relationships and transactions have been established on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties. These relationships and transactions have been approved by a majority of the Company's independent outside Directors (and the Audit Committee since its creation). Future relationships and transactions, if any, with affiliated parties will be approved by a majority of the Company's independent outside Directors and the Audit Committee and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

         The Company occupies its principal business headquarters in St. Petersburg, Florida under a lease dated December 22, 1986 between Danka Industries, Inc., now known as Danka Holding Company and Daniel M. Doyle, a former Director and Chief Executive of the Company, and Frances J. McPeak, Jr., a previous shareholder of Danka Holding Company. Mr. Doyle resigned October 1998. The lease was assigned from the individuals on March 1, 1987, to Mid-County Investments, Inc., a Florida corporation of which Mr. Doyle is a fifty percent (50%) shareholder. An Addendum to the Lease Agreement was entered into on September 1, 1992, extending the lease term until December 31, 2003 and providing for a rental of $580,000 per annum. Danka Holding Company's payments made under the lease for fiscal 1999 amounted to $580,000. The aggregate sum owed for the remainder of the lease was approximately $2,753,000 as of March 31, 1999. An amount of $36,000 has been deposited with the landlord as security for the performance by Danka Holding Company of its obligations under the lease. Additionally, since 1987, the Company has had a contingent liability for a guarantee by Danka Holding Company for the financing of the building by Mr. Doyle and Mr. McPeak. Danka Holding Company's contingent liability for repayment in the event of a default of the obligation totaled $485,000 as of March 31, 1999. Further, Danka Holding Company leases two other offices from Mr. Doyle and Mr. McPeak. The aggregate rent (including tax) paid by Danka Holding Company on these leases during fiscal 1999 was $141,000. In addition, the Company paid approximately $2.1 million to a real estate services Company whose former president is related to Mr. Doyle.

         On January 1, 1996, Director James F. White, Jr. became of counsel to the law firm of Shumaker, Loop & Kendrick, LLP, which has served as outside Counsel to the Company since 1993.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DANKA BUSINESS SYSTEMS PLC



                                      By: /s/ F. Mark Wolfinger
                                          --------------------------------------
                                          F. Mark Wolfinger
                                          Executive Vice President and
                                          Chief Financial Officer

                                          Date:  July 28, 1999