Form 10-Q
period 1999-06-30
DANKA BUSINESS SYSTEMS PLC
filed 1999-08-16
CIK 894010

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q



(Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________

              Commission file number:  0-20828


                           DANKA BUSINESS SYSTEMS PLC
                           --------------------------
             (Exact name of registrant as specified in its charter)

             ENGLAND                                     98-0052869
             -------                                     ----------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   11201 DANKA CIRCLE NORTH
   ST. PETERSBURG, FLORIDA                                  33716
   ------------------------                                 -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       727-576-6003
                                                          ------------
                                 NOT APPLICABLE
                                 --------------
         (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

The registrant had 227,067,865 Ordinary Shares outstanding as of June 30, 1999.



===============================================================================

                                     INDEX




                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

              Consolidated Statements of Earnings for the three months ended
              June 30, 1999 and 1998 (Unaudited)                                        3

              Condensed Consolidated Balance Sheets as of June 30, 1999
              (Unaudited) and March 31, 1998 (Audited)                                  4

              Consolidated Statements of Cash Flows for the three months
              ended June 30, 1999 and 1998 (Unaudited)                                  5

              Consolidated Statement of Shareholders' Equity for the three months
              ended June 30, 1999 (Unaudited)                                           6

              Notes to Consolidated Financial Statements (Unaudited)                    7


     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                13




PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                                       24
      Item 2 - Changes in Securities                                                   24
      Item 3 - Defaults upon Senior Securities                                         24
      Item 4 - Submission of Matters to a Vote of Security Holders                     24
      Item 5 - Other Information                                                       25
      Item 6 - Exhibits and Reports on Form 8-K                                        25

Signature                                                                              29

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF EARNINGS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)

                                                         FOR THE THREE MONTHS ENDED
                                                        ----------------------------
                                                        JUNE 30,            JUNE 30,
                                                          1999                1998
                                                        --------            --------
                                                       (UNAUDITED)         (UNAUDITED)
REVENUE:
Retail equipment sales                                  $165,152            $194,668
Retail service, supplies and rentals                     450,721             502,547
Wholesale                                                 29,836              68,184
                                                        --------            --------
Total revenue                                            645,709             765,399
                                                        --------            --------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                           117,712             141,065
Retail service, supplies and rental costs                262,576             302,084
Wholesale costs of revenue                                23,350              57,750
Selling, general and administrative expenses             199,455             223,225
Amortization of intangible assets                          3,581               5,372
Commitment to Kodak under R&D agreements                      --              12,500
                                                        --------            --------
Total costs and operating expenses                       606,674             741,996
                                                        --------            --------
EARNINGS FROM OPERATIONS                                  39,035              23,403
Interest expense and other, net                           22,031              15,424
                                                        --------            --------
EARNINGS BEFORE INCOME TAXES                              17,004               7,979
Provision for income taxes                                 4,761               2,968
                                                        --------            --------
NET EARNINGS                                            $ 12,243            $  5,011
                                                        ========            ========


BASIC EARNINGS PER ADS:
  Net earnings per ADS                                  $   0.21            $   0.09
  Weighted average ADSs                                   57,017              56,874

DILUTED EARNINGS PER ADS:
  Net earnings per ADS                                  $   0.21            $   0.09
  Weighted average ADSs                                   57,306              57,732


NOTE: CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE
      CURRENT YEAR PRESENTATION

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                       JUNE 30,               MARCH 31,
                                                                        1999                    1999
                                                                     -----------             -----------
                                                                     (UNAUDITED)              (AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $    37,915             $    66,095
Accounts receivable, net                                                 555,589                 571,470
Inventories                                                              353,098                 356,139
Prepaid expenses, deferred income taxes
     and other current assets                                             55,939                  56,951
Assets of business held for sale                                          63,132                  62,791
                                                                     -----------             -----------
TOTAL CURRENT ASSETS                                                   1,065,673               1,113,446

Equipment on operating leases, net                                       255,542                 264,625
Property and equipment, net                                               90,457                  92,963
Intangible assets, net                                                   327,322                 337,441
Other assets                                                              87,019                  96,667
                                                                     -----------             -----------
TOTAL ASSETS                                                         $ 1,826,013             $ 1,905,142
                                                                     ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable               $    99,432             $    89,732
Accounts payable                                                         183,450                 162,294
Accrued expenses and other current liabilities                           246,442                 333,446
Deferred revenue                                                          50,582                  51,818
Liabilities of business held for sale                                     16,627                  17,240
                                                                     -----------             -----------
TOTAL CURRENT LIABILITIES                                                596,533                 654,530
Convertible subordinated notes                                           200,000                 200,000
Long-term debt and notes payable, less current maturities                826,049                 852,415
Deferred income taxes and other long-term liabilities                     26,167                  27,033
                                                                     -----------             -----------
TOTAL LIABILITIES                                                      1,648,749               1,733,978
                                                                     -----------             -----------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
authorized; 228,067,865 issued and outstanding                             4,758                   4,758
Additional paid-in capital                                               304,436                 304,436
Retained earnings                                                        (60,572)                (72,815)
Accumulated other comprehensive income                                   (71,358)                (65,215)
                                                                     -----------             -----------
TOTAL SHAREHOLDERS' EQUITY                                               177,264                 171,164
                                                                     -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 1,826,013             $ 1,905,142
                                                                     ===========             ===========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                              ---------------------------------
                                                                                 JUNE 30,            JUNE 30,
                                                                                  1999                 1998
                                                                              -----------           -----------
                                                                              (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net earnings                                                                    $ 12,243             $  5,011
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                                  40,833               42,430
   Loss on sale of property and equipment and
       equipment on operating leases                                               2,418                3,677
   Proceeds from sale of rental equipment                                          1,685                7,941
   Changes in assets and liabilities, net of effects from assets and liabilities of business held for sale:
         Accounts receivable                                                       7,925                   16
         Inventories                                                               2,869              (38,395)
         Prepaid expenses, deferred income taxes
               and other current assets                                           (1,206)                 910
         Other noncurrent assets                                                   6,747               (2,618)
         Accounts payable                                                         21,795               53,976
         Accrued expenses                                                        (81,421)             (58,236)
         Deferred revenue                                                           (983)              (2,520)
         Deferred income taxes and other long-term liabilities                      (305)              (3,869)
                                                                                --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         12,600                8,323
                                                                                --------             --------
INVESTING ACTIVITIES
Capital expenditures                                                             (34,182)             (65,846)
Proceeds from sale of property and equipment                                         853                1,985
Payment for purchase of subsidiaries                                                (232)                (231)
                                                                                --------             --------
NET CASH USED IN INVESTING ACTIVITIES                                            (33,561)             (64,092)
                                                                                --------             --------
FINANCING ACTIVITIES
Net (payments) borrowings under line of credit agreements                           (640)              22,376
Principal payments on debt                                                        (2,709)                (172)
                                                                                --------             --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (3,349)              22,204
                                                                                --------             --------
EFFECT OF EXCHANGE RATES                                                          (3,870)               1,696
                                                                                --------             --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (28,180)             (31,869)
Cash and cash equivalents, beginning of period                                    66,095               34,653
                                                                                --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 37,915             $  2,784
                                                                                ========             ========



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(IN THOUSANDS)



                                                         ADDITIONAL         RETAINED         ACCUMULATED OTHER
                                        ORDINARY           PAID-IN          EARNINGS           COMPREHENSIVE
                                         SHARES            CAPITAL          (DEFICIT)          (LOSS) INCOME          TOTAL
                                       -----------       -----------       -----------       -----------------     ----------
                                       (Unaudited)       (Unaudited)       (Unaudited)          (Unaudited)        (Unaudited)
BALANCES AT MARCH 31, 1999              $  4,758          $  304,436        $ (72,815)           $ (65,215)         $ 171,164

Net earnings                                                                   12,243                                  12,243

Currency translation adjustment                                                                     (6,143)            (6,143)
                                                                                                                    ---------
   Comprehensive income                                                                                                 6,100
                                        --------          ----------        ---------            ---------          ---------
BALANCES AT JUNE 30, 1999               $  4,758          $  304,436        $ (60,572)           $ (71,358)         $ 177,264
                                        ========          ==========        =========            =========          =========




                                                         ADDITIONAL         RETAINED         ACCUMULATED OTHER
                                        ORDINARY           PAID-IN          EARNINGS           COMPREHENSIVE
                                         SHARES            CAPITAL          (DEFICIT)          (LOSS) INCOME          TOTAL
                                       -----------       -----------       -----------       -----------------     ----------
                                       (Unaudited)       (Unaudited)       (Unaudited)          (Unaudited)        (Unaudited)

BALANCES AT MARCH 31, 1998              $ 4,746           $  304,197        $ 227,917            $ (56,553)         $ 480,307

Net earnings                                                                    5,011                                   5,011

Currency translation adjustment                                                                     (1,547)            (1,547)
                                                                                                                    ---------
   Comprehensive income                                                                                                 3,464
                                        -------           ----------        ---------            ---------          ---------
BALANCES AT JUNE 30, 1998               $ 4,746           $  304,197        $ 232,928            $ (58,100)         $ 483,771
                                        =======           ==========        =========            =========          =========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of June 30, 1999, consolidated statements of earnings for the three months ended June 30, 1999 and 1998, the consolidated statement of shareholders' equity for the three months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the three months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results, which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's (the "Company") Annual Report for the year ended March 31, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation (See Note 7 for fiscal 1999 quarterly statements of earnings which reflect such reclassifications).


NOTE 2.  RESTRUCTURING CHARGES

FISCAL 1999 CHARGE:
         The Company recorded pre-tax restructuring charges totaling $42.7 million for the twelve months ended March 31, 1999. The restructuring charges were related to the Company's worldwide cost reduction program initiated in the third quarter of fiscal 1999 with the goal of reducing selling, general and administrative expenses and improving profitability. The restructuring charges were for headcount reductions, the elimination of excess facilities and the write-down of assets. As of June 30, 1999, the Company had completed the reduction of 1,400 positions, which was in-line with the Company's plan. Generally, severance is paid out to individuals over a period of time rather than one lump sum payment. The lease obligations relating to the closure of 60 facilities are expected to continue beyond the year 2001. Unutilized accruals of $1.9 million relating to fiscal 1998 and 1997 restructuring charges were adjusted during the third quarter of fiscal 1999, resulting in a net charge of $40.8 million for the twelve months ended March 31, 1999. The following table summarizes the restructuring charge and related cash outlays:

1999 RESTRUCTURING CHARGE:

                                                                                                OTHER
                                                          TOTAL             CASH              NON-CASH          RESERVE AT
                                                         EXPENSE           OUTLAYS             CHANGES         JUNE 30, 1999
                                                          $000              $000                $000               $000
                                                         -------           -------             -------         -------------
Severance                                                19,820            (11,066)                --              8,754
Future lease obligations on facility closures            19,790             (3,532)                --             16,258
Write-off of leasehold improvements on
     facility closures                                    3,084                 --             (3,084)                --
                                                         ------            -------             ------             ------
Total restructuring charge                               42,694            (14,598)            (3,084)            25,012
                                                         ------            -------             ------             ------


         Cash outlays for the three months ended June 30, 1999 relating to severance and the closure of facilities totaled $5.4 million and $1.5 million, respectively.

FISCAL 1997 RESTRUCTURING CHARGE:

         In December 1996, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Kodak and the related transition to the Company's Market Based Approach in North America. As of June 30, 1999, approximately $4.6 million remained in accrued liabilities, primarily for the closure of duplicate facilities. Cash outlays relating to these facility closures for the three months ended June 30, 999 totaled $0.2 million.


NOTE 3.  EARNINGS PER SHARE

         The following table reconciles the numerator and denominator of the basic and diluted earnings per American Depositary Share ("ADS") computations:


                                                    FOR THE THREE MONTHS ENDED                   FOR THE THREE MONTHS ENDED
                                                           JUNE 30, 1999                               JUNE 30, 1998
                                           -----------------------------------------     -----------------------------------------
(In 000's except per share amounts)          INCOME          SHARES         PER-SHARE       INCOME          SHARES       PER-SHARE
                                           (NUMERATOR)    (DENOMINATOR)       AMOUNT     (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                           -----------    -------------     ---------    -----------    -------------    ---------
Net earnings                                 $12,243                                        $5,011

BASIC EARNINGS PER ADS:
  Income available to shareholders            12,243          57,017          $0.21          5,011           56,874         $0.09
                                                                                                                            =====

EFFECT OF DILUTIVE SECURITIES:                                   289                                            858
  Stock Options                                               ------                                         ------

DILUTED EARNINGS PER ADS:
  Income available to shareholders
      plus assumed conversion                $12,243          57,306          $0.21         $5,011           57,732         $0.09
                                             =======          ======          =====         ======           ======         =====


         The effect of the Company's $200.0 million of Convertible Subordinated Notes are not included in the computation of diluted earnings per share for the three months ended June 30, 1999 and 1998 since they are non-dilutive.


NOTE 4.  SEGMENT REPORTING

         The Company's reportable segments include Danka Americas, Danka International and Danka Services International (DSI). Danka Americas distributes photocopiers, facsimiles and other related office imaging equipment together with the related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. The Company's Omnifax division, which distributes private-label facsimiles and related parts, supplies and services throughout the United States and Canada, is also included in the Danka Americas segment. Effective July 30, 1999, the Company sold its Omnifax business to Xerox Corporation for $45.0 million in cash. Danka International also distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with the related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and other related office imaging equipment on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional operations in Australasia. DSI is the Company's worldwide document outsourcing business, which provides a wide range of document management solutions, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations and document archiving and retrieval services and document management consulting. The Company measures segment performance as earnings from operations, which is defined as earnings before interest expense and other, net and income taxes, as shown on the Company's consolidated statements of earnings. Other items are shown for purposes of reconciling to the Company's total consolidated amounts as shown in the following table for the three months ended June 30, 1999 and 1998:

                                                                            DANKA
                                          DANKA            DANKA            SERVICES                          CONSOLIDATED
                                         AMERICAS      INTERNATIONAL     INTERNATIONAL        OTHER               TOTAL
THREE MONTHS ENDED JUNE 30                 $000            $000              $000             $000                $000
--------------------------               --------      -------------     -------------        -----           ------------
1999
Total revenue                             368,364         207,239             70,106             --              645,709

Earnings from operations                   33,337           6,388              6,548         (7,238)              39,035
Interest expense & other, net                                                                22,031               22,031
Provisions for income taxes                                                                   4,761                4,761
Net earnings                                                                                                      12,243


1998
Total revenue                             462,112         236,187             67,100             --              765,399

Earnings from operations                   16,782          12,363              6,538        (12,280)              23,403
Interest expense & other, net                                                                15,424               15,424
Provisions for income taxes                                                                   2,968                2,968
Net earnings                                                                                                       5,011



NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the first quarter of the fiscal year beginning after June 15, 2000. Statement No. 133 establishes accounting and reporting requirements for derivative instruments and hedging activities, and modifies disclosures previously required under other accounting standards. Implementation of Statement No. 133 may be complex. The Company does not expect the adoption of Statement No. 133 to have a material impact on its results of operations.


NOTE 6.  PENDING LITIGATION

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

         The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business that will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

NOTE 7.  RECLASSIFICATIONS

         Certain prior year amounts in the Company's statements of earnings have been restated to reflect certain reclassifications to conform to the fiscal 2000 presentation. The impact of these changes did not affect earnings
(loss) from operations or net earnings (loss). The reclassifications primarily related to freight and fringe benefit costs which were moved from general and administrative expenses to the respective cost categories including the cost of retail equipment sales and retail service, supplies and rental costs. The following table reflects the dollar amounts for the reclassified statements of earnings for each of the quarters and fiscal year represented by the twelve month period ended March 31, 1999:


                                                               THREE         THREE           THREE          THREE           TWELVE
                                                               MONTHS        MONTHS          MONTHS         MONTHS          MONTHS
                                                               ENDED         ENDED           ENDED          ENDED           ENDED
                                                              JUNE 30,      SEPT. 30,       DEC. 31,      MARCH 31,       MARCH 31,
                                                               1998          1998            1998           1999            1999
                                                               $000          $000            $000           $000            $000
                                                              -------       -------       ---------        -------        ---------
REVENUE:
Retail equipment sales                                        194,668       203,997         188,426        168,394          755,485
Retail service, supplies and rentals                          502,547       476,318         479,960        461,996        1,920,821
Wholesale                                                      68,184        53,529          55,488         43,713          220,914
                                                              -------       -------       ---------        -------        ---------
Total revenue                                                 765,399       733,844         723,874        674,103        2,897,220
                                                              -------       -------       ---------        -------        ---------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                141,065       149,186         171,942        122,286          584,479
Special charges, cost of retail equipment sales                    --            --          47,191        (16,482)          30,709
Retail service, supplies and rental costs                     302,084       304,639         302,192        279,412        1,188,327
Special charges, retail service, supplies & rental costs           --            --          25,991          1,153           27,144
Wholesale costs of revenue                                     57,750        43,919          47,993         39,599          189,261
Special charges, wholesale costs                                   --            --              --            514              514
Selling, general and administrative expenses                  223,225       221,340         246,837        228,495          919,897
Special charges, general and administrative expenses               --            --          17,000           (195)          16,805
Amortization of intangible assets                               5,372         5,007           5,131          4,204           19,714
Write-off of goodwill and other long-lived assets                  --            --         107,858          1,616          109,474
Commitment to Kodak under R&D agreements                       12,500        12,500          12,500         15,934           53,434
Restructuring charges                                              --            --          38,174          2,644           40,818
                                                              -------       -------       ---------        -------        ---------
Total costs and operating expenses                            741,996       736,591       1,022,809        679,180        3,180,576
                                                              -------       -------       ---------        -------        ---------
EARNINGS (LOSS) FROM OPERATIONS                                23,403        (2,747)       (298,935)        (5,077)        (283,356)
Interest expense and other, net                                15,424        18,520          21,923         18,330           74,197
                                                              -------       -------       ---------        -------        ---------
EARNINGS (LOSS) BEFORE INCOME TAXES                             7,979       (21,267)       (320,858)       (23,407)        (357,553)
Provision (benefit) for income taxes                            2,968        (7,912)        (46,849)       (10,980)         (62,773)
                                                              -------       -------       ---------        -------        ---------
NET EARNINGS (LOSS)                                             5,011       (13,355)       (274,009)       (12,427)        (294,780)
                                                              =======       =======       =========        =======        =========

         The following table reflects the percentage of total revenue represented by each item for the reclassified statements of earnings for each of the quarters and fiscal year represented by the twelve month period ended March 31, 1999:


                                                                THREE        THREE         THREE       THREE       TWELVE
                                                                MONTHS       MONTHS        MONTHS      MONTHS      MONTHS
                                                                ENDED        ENDED         ENDED       ENDED       ENDED
                                                               JUNE 30,     SEPT. 30      DEC. 31,    MARCH 31,   MARCH 31,
(As a percentage of total revenue)                               1998         1998         1998         1999        1999
                                                               -------      --------      --------    ---------   ---------
REVENUE:
Retail equipment sales                                           25.4%        27.8%        26.0%        25.0%        26.1%
Retail service, supplies and rentals                             65.7         64.9         66.3         68.5         66.3
Wholesale                                                         8.9          7.3          7.7          6.5          7.6
                                                                -----        -----        -----        -----        -----
Total revenue                                                   100.0        100.0        100.0        100.0        100.0
                                                                -----        -----        -----        -----        -----
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                   18.4         20.3         23.8         18.1         20.2
Special charges, cost of retail equipment sales                    --           --          6.5         (2.4)         1.1
Retail service, supplies and rental costs                        39.5         41.5         41.7         41.4         41.0
Special charges, retail service, supplies & rental costs           --           --          3.6          0.2          0.9
Wholesale costs of revenue                                        7.5          6.0          6.6          5.9          6.5
Special charges, wholesale costs                                   --           --           --          0.1           --
Selling, general and administrative expenses                     29.2         30.2         34.1         33.9         31.8
Special charges, general and administrative expenses               --           --          2.3           --          0.6
Amortization of intangible assets                                 0.7          0.7          0.7          0.6          0.7
Write-off of goodwill and other long-lived assets                  --           --         14.9          0.2          3.8
Commitment to Kodak under R&D agreements                          1.6          1.7          1.7          2.4          1.8
Restructuring charges                                              --           --          5.3          0.4          1.4
                                                                -----        -----        -----        -----        -----
Total costs and operating expenses                               96.9        100.4        141.3        100.8        109.8
                                                                -----        -----        -----        -----        -----
EARNINGS (LOSS) FROM OPERATIONS                                   3.1         (0.4)       (41.3)        (0.8)        (9.8)
Interest expense and other, net                                   2.0          2.5          3.0          2.7          2.5
                                                                -----        -----        -----        -----        -----
EARNINGS (LOSS) BEFORE INCOME TAXES                               1.1         (2.9)       (44.3)        (3.5)       (12.3)
Provision (benefit) for income taxes                              0.4         (1.1)        (6.4)        (1.7)        (2.1)
                                                                -----        -----        -----        -----        -----
NET EARNINGS (LOSS)                                               0.7%        (1.8)%      (37.9)%       (1.8)%      (10.2)%
                                                                =====        =====        =====        =====        =====

         The following tables reflect the gross profit margins for the reclassified statements of earnings for each of the quarters and fiscal year represented by the twelve month period ended March 31, 1999. The tables present the gross profit margins both before and after special charges taken during the third and fourth quarters of fiscal 1999.

AFTER SPECIAL CHARGES:

Retail equipment sales                                           27.5%        26.9%       (16.3)%       37.2%        18.6%
Retail service, supplies and rentals                             39.9         36.0         31.6         39.3         36.7
Wholesale                                                        15.3         18.0         13.5          8.2         14.1
                                                                 ----         ----         ----         ----         ----
Combined gross profit                                            34.6         32.2         17.8         36.7         30.3
                                                                 ====         ====         ====         ====         ====



BEFORE SPECIAL CHARGES:

Retail equipment sales                                           27.5%         26.9%        8.7%        27.4%        22.6%
Retail service, supplies and rentals                             39.9          36.0        37.0         39.5         38.1
Wholesale                                                        15.3          18.0        13.5          9.4         14.3
                                                                 ----          ----        ----         ----         ----
Combined gross profit                                            34.6          32.2        27.9         34.5         32.3
                                                                 ====          ====        ====         ====         ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Danka Business Systems PLC together with its Subsidiaries ("Danka" or the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related office imaging equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company principally distributes Canon, Kodak, Ricoh and Toshiba products. It also distributes Konica and Minolta products in certain markets. In addition, the Company markets private label photocopiers and facsimiles and related supplies on a direct basis under the Company's Infotec trademark. The Company also markets photocopiers and related parts and supplies on a wholesale basis to independent dealers through its international operations. The Company closed its U.S. wholesale operations effective March 31, 1999. The closure was related to the Company's restructuring of its operations and focus on core, higher margin business.

         The Company also provides worldwide document services through its outsourcing business, Danka Services International ("DSI"). Services provided by DSI range from on- and off-site document services, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations and document archiving and retrieval services.

         For the three months ended June 30, 1999, the Company reported net earnings of $12.2 million, or $0.21 per American Depositary Share ("ADS"), versus $0.09 per ADS for the comparable quarter last year and a loss of $0.22 for the fourth quarter of fiscal 1999. The Company realized improvements in its gross profit margins and significant reductions in selling, general and administrative expenses for the first quarter of fiscal 2000 primarily due to its restructuring initiatives and worldwide cost reduction program implemented in the third quarter of fiscal 1999.

         As previously reported on July 30, 1999, the Company completed the sale of its facsimile business, Omnifax, to Xerox Corporation for $45.0 million in cash.

         In July 1999, the Company launched worldwide distribution of its first high-volume digital machine, the DigiSource 9110. The DigiSource 9110 was developed by Kodak and is designed and manufactured through a joint venture by Heidelberg Digital and Nexpress Solutions.

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's consolidated statements of earnings:

                                                                                              THREE  MONTHS ENDED JUNE 30,
                                                                                             -------------------------------
                                                                                             1999                       1998
                                                                                             ----                       ----
Revenue:
  Retail equipment sales....................................................                  25.6%                      25.4%
  Retail service, supplies and rentals......................................                  69.8                       65.7
  Wholesale.................................................................                   4.6                        8.9
                                                                                               ---                      -----
      Total revenue.........................................................                 100.0                      100.0
Cost of revenue.............................................................                  62.5                       65.4
                                                                                             -----                      -----
Gross profit................................................................                  37.5                       34.6
Selling, general and administrative expenses................................                  30.9                       29.2
Amortization of intangible assets...........................................                   0.6                        0.7
Commitment to Kodak under R&D agreements....................................                    --                        1.6
                                                                                             -----                      -----
      Earnings from operations..............................................                   6.0                        3.1
Interest expense and other, net.............................................                   3.4                        2.0
                                                                                             -----                      -----
      Earnings before income taxes..........................................                   2.6                        1.1
Provision for income taxes..................................................                   0.7                        0.4
                                                                                             -----                      -----
       Net earnings.........................................................                   1.9%                       0.7%
                                                                                             =====                      =====


         The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:

                                                                                              THREE  MONTHS ENDED JUNE 30,
                                                                                             -------------------------------
                                                                                             1999                       1998
                                                                                             ----                       ----
Retail equipment sales.....................................................                  28.7%                      27.5%
Retail service, supplies and rentals.......................................                  41.7                       39.9
Wholesale..................................................................                  21.7                       15.3


QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998:

Revenue

         Revenue declined 16% to $645.7 million for the three months ended June 30, 1999 ("first quarter of fiscal 2000") compared to $765.4 million for the three months ended June 30, 1998 ("first quarter of fiscal 1999"). The Company's retail equipment sales declined 15% to $165.1 million for the first quarter of fiscal 2000 compared to $194.7 million for the first quarter of fiscal 1999, primarily due to lower equipment sales in both the U.S. and international markets. In fiscal 1999, the Company entered into several key strategic vendor alliances and expanded its worldwide product portfolio to encompass new products in color, digital and high-volume. The Company's revenue for the first quarter of fiscal 2000 was also impacted by the closure of the Company's U.S. wholesale operations effective March 31, 1999. As a result, total wholesale revenue for the first quarter of fiscal 2000 declined 56% to $29.8 million from $68.2 million for the first quarter of fiscal 1999. The decision to close the Company's U.S. wholesale operations was in-line with its strategy to focus on core, higher margin businesses.

         Approximately 40% of the Company's revenue is generated in countries outside of the United States. As in prior periods, foreign exchange rate fluctuations have negatively impacted the Company's comparable financials results. Excluding the effect of foreign currency fluctuations, total revenue for the first quarter of fiscal 2000 would have been approximately $9.0 million higher.

Gross Profit

         Gross profit declined 8% to $242.1 million for the first quarter of fiscal 2000 from $264.5 million for the first quarter of fiscal 1999. The gross profit margin as a percentage of total revenue increased to 37.5% for the first quarter of fiscal 2000 compared to 34.6% for the first quarter of fiscal 1999. The increase was due to margin improvements in all revenue segments. Gross profit as a percentage of retail equipment sales increased to 28.7% for the first quarter of fiscal 2000 from 27.5% for the first quarter of fiscal 1999. The increase is primarily related to better inventory management initiatives. As a percentage of revenue, the gross profit margin on retail service, supplies and rentals increased to 41.7% for the first quarter of fiscal 2000 from 39.9% for the first quarter of fiscal 1999 primarily due to an improvement in the U.S. service margin. Improvements in the U.S. service margin were primarily attributable to better parts utilization and technician productivity. The Company's wholesale gross profit margin increased to 21.7% for the first quarter of fiscal 2000 compared with 15.3% for the first quarter of fiscal 1999 primarily due to the closure of the Company's U.S. wholesale operations affective March 31, 1999. The U.S. wholesale operations generated a lower gross margin compared to the Company's international wholesale business.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") decreased 11% to $199.5 million for the first quarter of fiscal 2000 compared to $223.2 million for the first quarter of fiscal 1999. The decrease is primarily related to the Company's restructuring initiatives and worldwide cost reduction program implemented during the third quarter of fiscal 1999. As a percentage of revenue, selling, general and administrative expenses increased to 30.9% for the first quarter of fiscal 2000 from 29.2% for the first quarter of fiscal 1999. Although the Company made significant progress in reducing its SG&A expenses for the first quarter of fiscal 2000, the margin increased due to the lower revenue generated for the first quarter.

Amortization of Intangible Assets

         Amortization of intangible assets decreased to $3.6 million for the first quarter of fiscal 2000 from $5.4 million for the first quarter of fiscal 1999. During the third and fourth quarters of fiscal 1999, the Company wrote-off a total of $109.5 million in goodwill and other long-lived assets, the majority of which related to goodwill in the U.S. and Canada. The Company determined that based on changes in the business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets were not recoverable and therefore written-off.

Commitment to Kodak under Research and Development Agreements

         In connection with the acquisition of the Office Imaging and outsourcing businesses in December 1996, the Company was providing funding to Kodak for ongoing research and development of electrophotographic equipment. Effective December 15, 1998 the research and development agreement was terminated. The Company entered into a new agreement during the fourth quarter of fiscal 1999 under which Kodak was required to finish the development of the DigiSource 9110. The Company agreed to pay Kodak $23.0 million under the new agreement. The DigiSource machine was introduced in March 1999 at an international trade fair in Hanover, Germany. The Company has no further commitments to Kodak for research and development after fiscal 1999. Effective May 10, 1999 Kodak sold its equipment, toner and developer manufacturing operations to a subsidiary of Heidelberger Druckmaschnen AG ("Heidelberg"), a German global market leader in printing systems. On June 24, 1999, Kodak and the Company reached an agreement providing for mutual release of claims and obligations related to certain agreements previously entered into between the Company and Kodak including research and development commitments. In the comparable first quarter of fiscal 1999, the Company recorded research and development commitments totaling $12.5 million.

Earnings from Operations

         Earnings from operations increased 67% to $39.0 million for the first quarter of fiscal 2000 compared to earnings from operations of $23.4 million for the first quarter of fiscal 1999. The increase was primarily due to reductions in selling, general and administrative expenses, lower amortization expense and the elimination of research and development commitments to Kodak. As a percentage of revenue, earnings from operations increased to 6.0% for the first quarter of fiscal 2000 from 3.1% for the first quarter of fiscal 1999.

Interest Expense and Other, Net

         Interest expense and other, net increased to $22.0 million for the first quarter of fiscal 2000 compared to $15.4 million for the first quarter of fiscal 1999. The increase primarily related to higher levels of borrowings and a higher interest rate for the first quarter of fiscal 2000. The interest rate increase was due to the amendments to the Company's Credit Agreement effective June 30, 1998 and waiver fees paid by the Company to its lenders. See "Liquidity and Capital Resources."

Income Taxes

         Income taxes increased to $4.8 million for the first quarter of fiscal 2000 from $3.0 million for the first quarter of fiscal 1999. The increase was primarily due to higher levels of earnings. The combined effective income tax rate declined to 28.0% for the first quarter of fiscal 2000 as compared to 37.2% for the first quarter of fiscal 1999. The decline in the effective tax rate is primarily attributable to the provision of additional taxes for prior fiscal years, which were included in the first quarter of fiscal 1999.

Net Earnings

         As a result of the above factors, net earnings increased to $12.2 million for the first quarter of fiscal 2000 from $5.0 million for the first quarter of fiscal 1999. As a percentage of revenue, net earnings increased to 1.9% for the first quarter of fiscal 2000 compared to 0.7% for the first quarter of fiscal 1999.

EXCHANGE RATES

         Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. The Company operates in 30 countries worldwide, and therefore, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which the Company operates, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The results of operations, financial condition and competitive position of the Company's business are affected by the relative strength of its currencies in countries where its products are currently sold. The Company's results of operations and financial condition can be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are for working capital, servicing its indebtedness and funding capital expenditures. The Company expects to satisfy these requirements with cash generated from operations and available borrowings under its credit agreement. The Company also generated $45.0 million in cash from the sale of its Omnifax business to Xerox Corporation effective July 30, 1999. Pursuant to the most recent amendment to the Company's credit agreement, the Company applied 60% of the net proceeds from the sale of Omnifax, or approximately $27.0 million, to amounts outstanding under its credit agreement.

         Effective June 15 and July 9, 1999, the Company and its bank lenders entered into amendments to the Company's credit agreement with a consortium of international bank lenders (the "Credit Agreement"). The Credit Agreement has been amended to require minimum levels of adjusted consolidated net worth, cumulative consolidated EBITDA and a ratio of consolidated EBITDA to interest expense, each as defined in the Credit Agreement. The amendments continue waiver of compliance with the requirements imposed under certain other financial covenants, which was waived by the bank lenders pursuant to waivers granted to the Company in October 1998 and February 1999 after a prior amendment of the covenants effective June 30, 1998. The terms of the prior waivers and the 1998 amendment have been described in the Company's filings with the Securities and Exchange Commission.

         Terms of the most recent amendments include an aggregate commitment by the lenders of $995.6 million, effective July 9, 1999. The Company paid a fee of $2.0 million related to the execution of the first amendment to the Credit Agreement and an additional payment equal to $10.0 million is to be paid pursuant to the second amendment on the earliest to occur of: (i) July 31, 2000, (ii) repayment of all amounts due under the Credit Agreement, or (iii) sale of the Company's outsourcing subsidiary, Danka Services International. Payments of approximately $2.4 million, $4.7 million and $9.3 million become due on October 31, 1999, December 31, 1999 and March 31, 2000, respectively, if any amounts remain outstanding under the Credit Agreement at those dates. With respect to the period from July 1,

1999 through September 30, 1999, the Company will be required to pay a fee equating to 0.25% annual interest on the average outstanding loans under the Credit Agreement if the average outstanding loans exceed $650.0 million. During the period from October 1, 1999 through December 31, 1999 this fee will be increased to equate to 0.75% interest if the average outstanding loans in that period exceed $650.0 million and 0.25% if they do not. Those rates will increase to 1.25% and 0.50%, respectively, during the period from January 1, 2000 to March 31, 2000 and to 1.50% and 0.75%, respectively, during the period from April 1, 2000 through July 31, 2000.

         Indebtedness under the Credit Agreement is secured by substantially all of the Company's U.S. assets and the Credit Agreement contains negative and affirmative covenants which place restrictions on Danka regarding the disposition of assets, capital expenditures, additional indebtedness and permitted liens, prohibit the payment of dividends and require the Company to maintain certain financial ratios. The adjustable interest rate on indebtedness under the Credit Agreement is at the option of the Company, 2.0% per annum plus either (i) the applicable Interbank Rate plus a tiered margin based on leverage for periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the lead bank's prime rate or the Federal Funds rate plus 0.5%. The Company is not permitted to make any acquisitions of businesses, except with the approval of the bank lenders and the Company is required to apply 60% of the first $200.0 million of net proceeds of any asset dispositions prior to October 31, 1999 to repayment of amounts due under the Credit Agreement, to so apply 80% of the next $200.0 million of such net proceeds and to so apply 90% of any additional net proceeds to the extent any amounts are outstanding under the Credit Agreement. The Company is required to make such repayments with 80% of such net proceeds received after October 31, 1999 up to the excess of $400.0 million over the aggregate net proceeds received on or before October 31, 1999 and 90% of any additional net proceeds received after October 31, 1999. The lenders commitments under the Credit Agreement will be reduced by the amount of all such repayments.

         While the Company is generally prohibited from incurring new indebtedness other than under the Credit Agreement, the Company is permitted to borrow up to $40.0 million at any one time outside of the Credit Agreement to finance the purchase of high-volume digital copiers and to secure such loans with liens upon the financed equipment.

         The lease pursuant to which certain real property used by the Company is leased incorporates covenants from the Credit Agreement and contains certain additional covenants and agreements.

         The Company intends to refinance its indebtedness under the Credit Agreement as soon as practical and is currently in discussions with potential sources of refinancing. The refinancing is expected to be the final step in the restructuring process Danka started in the Autumn of 1998. However, there can be no assurance that such refinancing will be available or be available on terms reasonably satisfactory to the Company.

         Since last Autumn, the Company has implemented a number of initiatives, including (i) materially reducing selling, general and administrative expenses, (ii) more effectively managing working capital, including materially reducing inventory, (iii) completing the sale of its Omnifax business, (iv) restructuring the Company's long-term relationship with Kodak, (v) negotiating to maintain sources of financing for the Company's leasing business, and (vi) other elements of restructuring of Danka's business.

         On May 20, 1999, the Company also announced that it signed an agreement to sell Danka Services International ("DSI") to a newly formed company controlled by Schroder Ventures, an international private equity group. On June 30, 1999, the agreement to sell DSI to Schroder Ventures was terminated. The Company was informed by IBM, a customer of DSI, that there was a distinct possibility IBM might choose to exercise its right to terminate its agreement with DSI, and that this action could occur at any time. As a result of this notice, and after discussions with IBM, Schroder Ventures informed the Company that Schroder Ventures and its lenders declined to close the transaction.

         Effective May 10, 1999 Kodak sold its equipment, toner and developer manufacturing operations to a subsidiary of Heidelberger Druckmaschnen AG ("Heidelberg"), a German global market leader in printing systems. The Company and Heidelberg are engaged in negotiations with respect to a long-term supply agreement for the Kodak equipment, parts and supplies the Company is currently distributing, as well as an additional agreement with respect to the new high-volume digital machine, the DigiSource 9110. The DigiSource 9110 was developed by Kodak and is designed and assembled through a joint venture by Heidelberg Digital and NexPress Solutions.

         The Company's net cash flow provided by operating activities was $12.6 million and $8.3 million for the three months ended June 30, 1999 and 1998, respectively. Operating cash flow for the three months ended June 30, 1999 was primarily affected by an increase in net earnings as well as changes in accounts payable and accrued expenses. Accounts payable increased primarily due to the availability of better credit terms with the Company's vendors. The Company's operating cash flow was also affected by reductions in accrued expenses. Cash flow used in investing activities was $33.6 million and $64.1 million for the three months ended June 30, 1999 and 1998, respectively. The decrease was primarily due to the Company's reduction in capital expenditures. Net cash (used in) provided by financing activities was ($3.3) million and $22.2 million for the three months ended June 30, 1999 and 1998, respectively. The decline in cash provided by financing activities was primarily due to a higher level of borrowings for the three months ended June 30, 1998.

         As of June 30, 1999, the Credit Agreement had an outstanding balance of $508.0 million under the revolving component and $405.2 million under the term loan, incurring interest at a weighted average rate of 7.4% and 7.2% per annum, respectively.

         As a result of the Company's recent amendments to its Credit Agreement, which will increase the Company's tiered margin spread and require fee payments as discussed above, the Company's interest expense is expected to increase.

         The Company most recently paid a dividend to shareholders on July 28, 1998. The Company is not permitted to pay dividends under the Credit Agreement and does not anticipate that the payment of a dividend will be reinstated upon refinancing the indebtedness outstanding thereunder.

         The Company believes cash flow from internally generated funds, the availability under the most recent amendment to the Credit Agreement and the proceeds from the sale of Omnifax will be sufficient to support its operations during the next twelve months.

         The Internal Revenue Service is conducting an examination of the Company's federal income tax returns for the fiscal years ended March 31, 1996 and 1995. The Company has received various notices of proposed adjustments; the principal adjustment relates to the timing of certain deductions associated with leased equipment financing. While the ultimate result can not be determined with certainty, the Company intends to vigorously contest the proposed adjustments and believes that the ultimate resolution will not have a material adverse impact upon the Company's consolidated results of operations, liquidity or financial position.

YEAR 2000

         Many computer systems, including several used by the Company, could experience problems processing information beyond the Year 1999. As a result, certain computer systems, including the hardware, software and embedded technologies, need to be modified prior to the Year 2000, in order to remain functional. The Company has a Year 2000 Worldwide Program office that has developed an overall Year 2000 plan to address the possible impact of Year 2000 on the processing of date sensitive information by computer systems. The Company's Year 2000 Worldwide Program office is comprised of senior executives, legal counsel, outside advisers, and program managers. The progress of the overall Year 2000 program plan is being monitored and reported to a Worldwide Steering Committee, an Executive Committee and to the Board of Directors on a regular basis.

         The Company's Year 2000 plan is addressing its most critical internal systems first and has categorized as "priority" those systems whose failure would cause an extended shutdown of all or part of a business unit, could cause personal injury, or would have a sustained and significant financial impact. These activities encompass identification and assessment of operational systems, including without limitation, business applications, infrastructure hardware and software applications. To prepare for the Year 2000, where appropriate, the Company is performing testing, remediation, and validation of operational systems, and is also testing customer and supplier interfaces with its internal systems as appropriate. At this time, the Company believes its Year 2000 criteria and guidelines outline the processes to ensure comprehensive assessment, remediation, contingency planning and quality control. The Company will also perform comprehensive integration testing and validation of its major operational systems during the last phases of the Year 2000 program.

         The Company's Year 2000 program plans for its North American, Latin American and worldwide outsourcing operations contain program administration and a six-phased remediation approach for the Company's Applications and Infrastructure areas. The Company is approximately 55% and 65% complete with the Applications and Infrastructure areas, respectively. The six phases are: 1) Inventory - prioritized comprehensive lists of hardware, software, business processes and embedded technologies with assigned compliance status; 2) Assessment and Analysis - remediation solutions and options are researched, selected and detailed plans with target completion dates are developed by Information Systems ("IS") in conjunction with the affected business units; 3) Remediation Development - includes hardware and software upgrades, vendor and supplier certification and other related changes; 4) Test and Validate - testing, conversion and integration of business applications and systems, including compliance demonstration and user acceptance performed by the affected business units; 5) Deployment - implementation of solutions into the operating environment; and 6) Contingency Planning and Post-Year 2000 Support - the further development and analysis of alternative actions that were initiated in phase one to limit any adverse impact on the Company's operations. The Company's Year 2000 worldwide program office meets regularly to review plan progress, issues and issues resolution. The Company anticipates completion of phases one through five by October 1, 1999 and the completion of phase six contingency plans no later than November 30, 1999. In instances where completion within estimated time frames is not assured, appropriate contingency plans are being developed or are in place.

         The Company's International operations Year 2000 program plan contains program administration and a five-phased remediation approach for 19 countries. The five phases are: 1) Inventory - prioritized comprehensive lists of hardware, software, business processes and embedded technologies with assigned compliance status, 2) Assessment and Analysis - remediation solutions and options are researched, selected and detailed plans with target completion dates are developed, 3) Correction includes hardware and software upgrades, vendor and supplier certification and other related changes, 4) Test and Validate - testing, conversion and integration of business applications and systems, including compliance demonstration, user acceptance, and implementation; and 5) Contingency Planning and Post-Year 2000 Support - the further development and analysis of alternative actions to limit any adverse impact on the Company's operations. The Company's International operations anticipates completion of phases one through four by October 1, 1999 and the completion of phase five contingency plans no later than November 30, 1999. In instances where completion within estimated time frames is not assured, appropriate contingency plans are being developed or are in place.

         The Company believes it is on schedule with the target dates and continues to finalize assessment and select remediation options. The remediation options are being developed and validated and, upon approval, are being placed into the production operating environment.

         In December 1998, the Company completed the implementation of a new corporate wide IT infrastructure thereby enabling it to operate independently from Kodak's computer systems. In May 1999, the Company completed the Latin American applications separation, thereby enabling it to operate independently from Kodak's computer systems. The Company believes Canadian application conversions will be complete by September 30, 1999, and the Company has contingency plans in place to address any variations from the applications' conversions schedule.

         The Company's Year 2000 plans also include working with its suppliers, vendors and customers to identify and assess any Year 2000 issues associated with products, services or facilities (including non-IT/embedded systems). The Company is currently evaluating its supplier relationships and vendor manufacturing relationships to assess the potential impact on operations if third parties are not successful in having their systems Year 2000 compliant in a timely manner. Highest priority is being placed on working with critical suppliers, defined by the Company as those suppliers whose failure would have the greatest impact on business operations within a short period of time. The Company has made inquiries of its major suppliers and has received satisfactory responses from all of its critical suppliers. The Company continues to contact secondary suppliers. A worst-case scenario involving a critical supplier of products or services would be the complete shutdown of the supplier and the supplier's resulting inability to provide products or services to the Company in a timely fashion. The Company does not maintain the ability to produce or manufacture third-party products. If the Company believes that a supplier will not be able to continue to provide an adequate level of service, the Company intends to take appropriate actions to minimize the impact of the Year 2000 changeover on its operations.

         The Company is also assessing the readiness of its customers to deal with Year 2000 issues that may affect its customers' operations and their ability to order and pay for products. The Company is surveying its major direct customers about their Year 2000 readiness in critical areas of their operations. The results may identify areas that need to be addressed by the customers. The Company's customer base is sufficiently diverse that the Company does not expect that the Year 2000 issues of a few customers will have a significant effect on the Company's business. The Company is also communicating information about its own readiness and the processes used in the Company's Year 2000 program to customers.

         The Company is also compiling information about the Year 2000 capability of products to assist customers in identifying and evaluating their Year 2000 issues. The Company continues to obtain product "Year 2000 Readiness Information and/or Statements" from primary suppliers and vendor manufacturers. The Company's Year 2000 website contains links to the Year 2000 websites of the manufacturers of the products. The manufacturers' websites generally contain the manufacturers' analysis of the capability of their products to handle the Year 2000. Where applicable, the Company is developing strategies to support customer migration to a Year 2000 solution. The Company is providing customer support and customer satisfaction services regarding Year 2000 issues, and it is expected that these expenditures will continue through calendar 1999.

         The Company is making inquiries of its leased and owned facilities to assess the extent to which facilities are Year 2000 capable. Follow-up activities include additional inquiries for incomplete or non-responsive replies. Each location relies on local private and governmental suppliers for electricity, water, sewer and other needed services and supplies. Failure of an electricity grid or an uneven supply of power would be a worst-case scenario that would completely shut down the affected facilities. Electrical failure could also shut down airports and other transportation facilities. Since many offices engage in similar activities and tasks, certain operations can be expanded to partially make up for capacity unavailable elsewhere during an electrical failure. Although overall capacity would be reduced, it is not expected that the entire business operations would shut down due to the unavailability of one or two facilities.

         In January of 1999, an external consulting corporation reviewed the Company's Year 2000 program and the Company continues to review and implement the applicable recommendations. The Company's Year 2000 programs assume the utilization of both internal and external resources and have been undertaken largely with existing personnel. In some instances, consultants have been engaged to provide specific assessment, remediation or other services.

         The Company estimates that costs related to the Year 2000 program will approximate $14.3 million. Out of the total program costs the Company estimates that approximately $7.1 million will be allocated to its North American and Latin American operations, approximately $5.2 million to its International operations, and approximately $2.0 million to its worldwide outsourcing business (DSI). The Company estimates that external costs incurred to date are approximately $3.2 million.

         The Company believes it is taking reasonable steps to avoid interruption in the business, which may be caused by the Year 2000 changeover. However, program estimates relating to both costs and completion dates are based on current knowledge combined with numerous future assumptions that bear associated risks caused by the Year 2000 changeover, which may potentially position the Company at risk. The Company can not guarantee that estimates will be achieved and actual results could differ materially from those anticipated. The worst case risks include, but are not limited to, inability to perform financial operations, failure of delivery from leading manufacturers or vendor services, inability to recover from a catastrophic disaster and the possible inability to retain appropriate qualified personnel. These events may result in increased costs caused by the implementation of manual operations, decreased sales related to the inability to deliver products or provide quality products and services, or the inability to complete the program no later than the estimated date of completion.

EURO

         On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union ("EMU") established fixed conversion rates between their existing currencies and one common currency the Euro. The Euro trades on currency exchanges and may be used in business transactions. Countries in which the Company operates that are converted to the Euro include Austria, Belgium, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Spain. The Company's operating subsidiaries affected by the Euro conversion established plans before the conversion to address the systems and business issues raised by the Euro currency conversion including information technology systems, the processes of preparing accounting records, financial instruments and the continuity of contracts. Where necessary, systems are being updated to allow "dual currency" functionality to enable the Company to invoice and be invoiced in either local currencies or the Euro. The conversion to the Euro is also expected to eliminate exchange risks among the EMU countries and reduce the need for forward contracts. Those countries that have not converted to the Euro (e.g., the U.K.) are beginning to prepare for the conversion as well, to enable a switch to the Euro, should the local governments of these countries decide to convert at some later date. All contracts prior to the conversion are still legally enforceable despite the Euro conversion. While there can be no assurances that external factors associated with the conversion will not impact the Company, based upon steps taken to date, the Company anticipates that the Euro conversion will not have a material impact on its financial condition, results of operations or its ability to continue to operate in countries affected by the Euro.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to the Company's ability to meet challenges it faces, the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Factors that might cause such differences include, but are not limited to (i) failure to obtain one or more waivers or longer term financing beyond the July 31, 2000 waiver period to meet the Company's liquidity needs, (ii) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (iii) any inability by the Company to refinance its outstanding debt in a timely fashion, (iv) any inability by the Company to procure or any inability by the Company to continue to gain access to and successfully distribute new, products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any inability by the Company to finalize a long-term supply agreement with Heidelberg, (vi) any inability by the Company to achieve projected cost savings, (vii) any inability by the Company to obtain adequate funding for its leasing business, (viii) any inability by the Company to bring SG&A expenditures of the Company's U.S. division into line with anticipated sales, (ix) business disruption resulting from year 2000 issues including unidentified noncompliance of technology, delays or difficulties in implementing new IT infrastructure, delays or difficulties in converting remaining systems and applications, and untimely third party completion of year 2000 compliance, (x) the ultimate outcome and impact of the pending class action lawsuit or any other lawsuit, (xi) any negative impact from the loss of any key upper management personnel, (xii) any negative impact on the Company's financial condition or results of operations caused by the Euro conversion, (xiii) any significant assessment, pursuant to the review by the Internal Revenue Service (xiv) fluctuations in foreign currencies and (xv) other risks including those risks identified in any of the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

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

         The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business that will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

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

 4.15* Waiver dated February 26, 1999, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.12 to the Company's Form 8-K March 5,
                     1999).

 4.16* Fifth Amendment to Credit Agreement dated June 15, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.16 to the Company's Form 8-K July 15, 1999).

 4.17* Sixth Amendment to Credit Agreement dated July 9, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.17 to the Company's Form 8-K July 15, 1999).

 10.1* Employment Agreement dated August 28, 1998 among the Company, Danka Business Systems PLC and Larry K. Switzer. (Exhibit 10.1 to the Company's Form 10-Q September 30,
                     1998).

 10.2* Employment Agreement dated August 1, 1998 among the Company, Danka Business Systems PLC and Brian L. Merriman. (Exhibit 10.2 to the Company's Form 10-Q September 30,
                     1998).

 10.3* Amendments dated February 2, 1999 to the Employment Agreement among the Company, Danka Business Systems PLC and Larry K. Switzer (original agreement dated August 28,
                     1998). (Exhibit 10.3 to the Company's Form 10-Q December 31, 1998).

 10.4* Amendments dated February 2, 1999 to the Employment Agreement among the Company, Danka Business Systems PLC and Brian L. Merriman (original agreement dated August 1,
                     1998). (Exhibit 10.4 to the Company's Form 10-Q December 31, 1998).

 10.5* Employment Agreement dated August 1, 1998 among Danka Office Imaging Company and F. Mark Wolfinger. (Exhibit
                     10.5 to the Company's Form 10-Q December 31, 1998).

 10.6* Amendments dated February 2, 1999 to the Employment Agreement among the Company, Danka Business Systems PLC and F. Mark Wolfinger (original agreement dated August 1,
                     1998). (Exhibit 10.6 to the Company's Form 10-Q December 31, 1998).

 10.7 Employment Agreement dated July 27, 1998 among Danka Office Imaging Company and David P. Berg.

 10.8 Amendments dated February 2, 1999 to the Employment Agreement among the Company, Danka Business Systems PLC and David P. Berg (original agreement dated July 27,
                     1998).

 10.9 Change of Control Agreement dated November 6, 1998 among the Company, Danka Business Systems PLC and David P. Berg.

 10.10 Change of Control Agreement dated November 6, 1998 among the Company, Danka Business Systems PLC and Larry K. Switzer.

 10.11 Change of Control Agreement dated November 6, 1998 among the Company, Danka Business Systems PLC and Brian L. Merriman.

 10.12 Change of Control Agreement dated November 6, 1998 among the Company, Danka Business Systems PLC and F. Mark Wolfinger.

 27.1                Financial Data Schedule (for SEC purposes only)

 27.2 Restated Financial Data Schedule (June 30, 1998 Form 10-Q) (for SEC purposes only)

 27.3 Restated Financial Data Schedule (September 30, 1998 Form 10-Q) (for SEC purposes only)

 27.4 Restated Financial Data Schedule (December 31, 1998 Form 10-Q) (for SEC purposes only)

 27.5 Restated Financial Data Schedule (March 31, 1999 Form 10-K) (for SEC purposes only)

 * Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

         (b) Reports on Form 8-K:

         The Company filed a report on Form 8-K, the earliest event occurring on May 19, 1999, announcing the signing of the agreement to sell Danka Services International to Schroder Ventures.

         The Company filed a report on Form 8-K, the earliest event occurring on June 17, 1999, announcing the signing of the agreement to sell Omnifax to Xerox Corporation.

         The Company filed a report on Form 8-K, the earliest event occurring on June 15, 1999, announcing its fifth and sixth amendments to its Credit Agreement.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DANKA BUSINESS SYSTEMS PLC
                                         --------------------------
                                                 (Registrant)

Date: August 12, 1999                    /s/ F. Mark Wolfinger
      ---------------                    --------------------------------------
                                         F. Mark Wolfinger, Executive Vice
                                         President and Chief Financial Officer
                                         (Chief Financial Officer and Principal
                                                 Accounting Officer)