Form 10-Q
period 1999-09-30
DANKA BUSINESS SYSTEMS PLC
filed 1999-11-15
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        Commission file number: 0-20828

                           DANKA BUSINESS SYSTEMS PLC
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND                                                     98-0052869
------------------------------------------------            --------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR            (I.R.S. EMPLOYER
ORGANIZATION)                                               IDENTIFICATION NO.)

11201 DANKA CIRCLE NORTH
ST. PETERSBURG, FLORIDA                                     33716
------------------------------------------------            --------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  727-576-6003

                                 NOT APPLICABLE
         -------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 228,067,865 Ordinary Shares outstanding as of September 30, 1999.

                                     INDEX


                                                                                      Page
                                                                                      ----
    PART I - FINANCIAL INFORMATION

        Item 1 - Consolidated Financial Statements

            Consolidated Statements of Operations for the three months ended
            September 30, 1999 and 1998 (Unaudited)                                     3

            Consolidated Statements of Operations for the six months ended
            September 30, 1999 and 1998 (Unaudited)                                     4

            Condensed Consolidated Balance Sheets as of September 30, 1999
            (Unaudited) and March 31, 1999                                              5

            Consolidated Statements of Cash Flows for the six months
            ended September 30, 1999 and 1998 (Unaudited)                               6

            Consolidated Statements of Shareholders' Equity for the six months
            ended September 30, 1999 and 1998 (Unaudited)                               7

            Notes to Consolidated Financial Statements (Unaudited)                      8

        Item 2 -  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            16


    PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                                     30
        Item 2 - Changes in Securities and Use of Proceeds                             31
        Item 3 - Defaults upon Senior Securities                                       31
        Item 4 - Submission of Matters to a Vote of Security Holders                   32
        Item 5 - Other Information                                                     34
        Item 6 - Exhibits and Reports on Form 8-K                                      34

    Signature                                                                          37

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)


                                                       FOR THE THREE MONTHS ENDED
                                                  -----------------------------------
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                       1999                1998
-----------------------------------------------   ---------------     ---------------
                                                    (UNAUDITED)         (UNAUDITED)
REVENUE:
Retail equipment sales                            $       181,329     $       203,997
Retail service, supplies and rentals                      414,928             476,318
Wholesale                                                  24,022              53,529
-----------------------------------------------   ---------------     ---------------
Total revenue                                             620,279             733,844
-----------------------------------------------   ---------------     ---------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                            128,841             149,186
Retail service, supplies and rental costs                 253,107             304,639
Wholesale costs of revenue                                 19,090              43,919
Selling, general and administrative expenses              179,622             221,340
Amortization of intangible assets                           3,503               5,007
Commitment to Kodak under R&D agreements                       --              12,500
-----------------------------------------------   ---------------     ---------------
Total costs and operating expenses                        584,163             736,591
-----------------------------------------------   ---------------     ---------------
EARNINGS (LOSS) FROM OPERATIONS                            36,116              (2,747)
Interest expense and other, net                            26,729              18,520
-----------------------------------------------   ---------------     ---------------
EARNINGS (LOSS) BEFORE INCOME TAXES                         9,387             (21,267)
Provision (benefit) for income taxes                        2,628              (7,912)
-----------------------------------------------   ---------------     ---------------
NET EARNINGS (LOSS)                               $         6,759     $       (13,355)
===============================================   ===============     ===============

BASIC EARNINGS (LOSS) PER ADS:
  Net earnings (loss) per ADS                     $          0.12     $         (0.23)
  Weighted average ADSs                                    57,017              56,874

DILUTED EARNINGS (LOSS) PER ADS:
  Net earnings (loss) per ADS                     $          0.12     $         (0.23)
  Weighted average ADSs                                    58,345              56,874

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)


                                                        FOR THE SIX MONTHS ENDED
                                                  -----------------------------------
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                       1999                1998
-----------------------------------------------   ---------------     ---------------
                                                    (UNAUDITED)         (UNAUDITED)
REVENUE:
Retail equipment sales                            $       346,481     $       398,665
Retail service, supplies and rentals                      865,649             978,865
Wholesale                                                  53,858             121,713
-----------------------------------------------   ---------------     ---------------
Total revenue                                           1,265,988           1,499,243
-----------------------------------------------   ---------------     ---------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                            246,553             290,251
Retail service, supplies and rental costs                 515,683             606,723
Wholesale costs of revenue                                 42,440             101,669
Selling, general and administrative expenses              379,077             444,565
Amortization of intangible assets                           7,084              10,379
Commitment to Kodak under R&D agreements                       --              25,000
-----------------------------------------------   ---------------     ---------------
Total costs and operating expenses                      1,190,837           1,478,587
-----------------------------------------------   ---------------     ---------------
EARNINGS FROM OPERATIONS                                   75,151              20,656
Interest expense and other, net                            48,760              33,944
-----------------------------------------------   ---------------     ---------------
EARNINGS (LOSS) BEFORE INCOME TAXES                        26,391             (13,288)
Provision (benefit) for income taxes                        7,389              (4,944)
-----------------------------------------------   ---------------     ---------------
NET EARNINGS (LOSS)                               $        19,002     $        (8,344)
===============================================   ===============     ===============

BASIC EARNINGS (LOSS) PER ADS:
  Net earnings (loss) per ADS                     $          0.33     $         (0.15)
  Weighted average ADSs                                    57,017              56,874

DILUTED EARNINGS (LOSS) PER ADS:
  Net earnings (loss) per ADS                     $          0.33     $         (0.15)
  Weighted average ADSs                                    57,825              56,874

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                            SEPTEMBER 30,         MARCH 31,
                                                                1999                1999
------------------------------------------------------     ---------------     --------------
                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $        74,028     $       66,095
Accounts receivable, net                                           560,276            571,470
Inventories                                                        343,755            356,139
Prepaid expenses, deferred income taxes
     and other current assets                                       66,809             56,951
Assets of business held for sale                                        --             62,791
------------------------------------------------------     ---------------     --------------
TOTAL CURRENT ASSETS                                             1,044,868          1,113,446

Equipment on operating leases, net                                 248,405            264,625
Property and equipment, net                                         91,217             92,963
Intangible assets, net                                             329,860            337,441
Deferred income taxes and other assets                              85,962             96,667
                                                           ---------------     --------------
------------------------------------------------------
TOTAL ASSETS                                               $     1,800,312     $    1,905,142
======================================================     ===============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt and notes             $        97,984     $       89,732
payable
Accounts payable                                                   176,167            162,294
Accrued expenses and other current liabilities                     281,248            333,446
Deferred revenue                                                    49,646             51,818
Liabilities of business held for sale                                   --             17,240
                                                           ---------------     --------------
------------------------------------------------------
TOTAL CURRENT LIABILITIES                                          605,045            654,530

Convertible subordinated notes                                     200,000            200,000
Long-term debt and notes payable, less current maturities          779,937            852,415
Other long-term liabilities                                         26,942             27,033
------------------------------------------------------     ---------------     --------------
TOTAL LIABILITIES                                                1,611,924          1,733,978
------------------------------------------------------     ---------------     --------------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
    authorized; 228,067,865 issued and outstanding                   4,758              4,758
Additional paid-in capital                                         304,436            304,436
Retained earnings (deficit)                                        (53,813)           (72,815)
Accumulated other comprehensive income (loss)                      (66,993)           (65,215)
                                                           ---------------     --------------
------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                         188,388            171,164
------------------------------------------------------     ---------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $     1,800,312     $    1,905,142
======================================================     ===============     ==============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                      FOR THE SIX MONTHS ENDED
                                                                ----------------------------------
                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                      1999              1998
-------------------------------------------------------------   ---------------    ---------------
                                                                  (UNAUDITED)        (UNAUDITED)
OPERATING ACTIVITIES
Net earnings (loss)                                             $        19,002    $        (8,344)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                         80,891             82,695
   Loss on sale of property and equipment and
       equipment on operating leases                                      3,339              7,309
   Proceeds from sale of rental equipment                                 7,786             17,482
   Loss on sale of Omnifax business                                       2,061                 --
   Changes in assets and liabilities, net of effects from
     assets and liabilities of business held for sale:
         Accounts receivable                                              6,763             11,211
         Inventories                                                     13,546            (52,738)
         Prepaid expenses, deferred income taxes
             and other current assets                                   (10,069)             4,689
         Other noncurrent assets                                         10,536                785
         Accounts payable                                                15,720             11,790
         Accrued expenses                                               (59,672)           (35,658)
         Deferred revenue                                                (2,800)            (1,844)
         Other long-term liabilities                                        260             (9,635)
-------------------------------------------------------------   ---------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                87,363             27,742
-------------------------------------------------------------   ---------------    ---------------
INVESTING ACTIVITIES
Capital expenditures                                                    (63,825)          (117,374)
Proceeds from sale of property and equipment                                864              2,475
Proceeds from sale of Omnifax business                                   45,000                 --
Payment for purchase of subsidiaries                                       (332)            (1,341)
-------------------------------------------------------------   ---------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                   (18,293)          (116,240)
-------------------------------------------------------------   ---------------    ---------------
FINANCING ACTIVITIES
Net (payments) borrowings under line of credit agreements               (57,167)            68,278
Principal payments on other long-term debt                               (3,583)              (679)
Dividends                                                                    --             (5,952)
-------------------------------------------------------------   ---------------    ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     (60,750)            61,647
-------------------------------------------------------------   ---------------    ---------------
EFFECT OF EXCHANGE RATES                                                   (387)             7,574
-------------------------------------------------------------   ----------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      7,933            (19,277)
Cash and cash equivalents, beginning of period                           66,095             34,653
-------------------------------------------------------------   ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $        74,028    $        15,376
=============================================================   ===============    ===============


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(IN THOUSANDS)


                                                                               ACCUMULATED
                                                 ADDITIONAL     RETAINED          OTHER
                                   ORDINARY       PAID-IN       EARNINGS      COMPREHENSIVE
                                    SHARES        CAPITAL      (DEFICIT)      INCOME (LOSS)        TOTAL
--------------------------------  ------------  ------------  ------------  ----------------   ------------
                                  (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)      (Unaudited)
BALANCES AT MARCH 31, 1999        $      4,758  $    304,436  $   (72,815)  $       (65,215)   $    171,164

Net earnings                                                       19,002                            19,002

Currency translation adjustment                                                      (1,778)         (1,778)
                                                                                               ------------
   Comprehensive income                                                                              17,224

--------------------------------  ------------  ------------  ------------  ---------------    ------------
BALANCES AT SEPTEMBER 30, 1999    $      4,758  $    304,436  $   (53,813)  $       (66,993)   $    188,388
================================  ============  ============  ============  ===============    ============


                                                ADDITIONAL     RETAINED     ACCUMULATED OTHER
                                   ORDINARY       PAID-IN      EARNINGS       COMPREHENSIVE
                                    SHARES        CAPITAL      (DEFICIT)      INCOME (LOSS)       TOTAL
--------------------------------  ------------  ------------  ------------  -----------------  -----------
                                  (Unaudited)   (Unaudited)   (Unaudited)      (Unaudited)     (Unaudited)
BALANCES AT MARCH 31, 1998        $      4,746  $    304,197  $    227,917  $       (56,553)   $    480,307

Net loss                                                            (8,344)                          (8,344)

Currency translation adjustment                                                       4,811           4,811
                                                                                               ------------
   Comprehensive loss                                                                                (3,533)

Dividends                                                           (5,952)                          (5,952)

--------------------------------  ------------  ------------  ------------  ---------------    ------------
BALANCES AT SEPTEMBER 30, 1998    $      4,746  $    304,197  $    213,621  $       (51,742)   $    470,822
================================  ============  ============  ============  ===============   =============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of September 30, 1999, consolidated statements of operations for the three months and six months ended September 30, 1999 and 1998, the consolidated statements of shareholders' equity for the six months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's (the "Company") Annual Report for the year ended March 31, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation (See Note 10 for fiscal 1999 quarterly statements of operations which reflect such reclassifications).

NOTE 2.  SALE OF OMNIFAX BUSINESS

         On July 30, 1999, the Company sold its Omnifax business, a supplier of facsimiles and related services, parts and supplies, to Xerox Corporation for $45.0 million in cash. At July 30, 1999, the assets and liabilities of Omnifax totaled $63.8 million and $18.0 million, respectively, and consisted primarily of property and equipment, accounts receivable, inventories, accounts payable and accrued expenses. Pursuant to the most recent amendment to the Company's credit agreement, the Company applied 60% of the net proceeds from the sale of Omnifax, or approximately $27.0 million, to amounts outstanding under its credit agreement. Interest expense and other, net on the consolidated statements of operations for the three and six months ended September 30, 1999, includes a $2.1 million loss on the sale of the Omnifax business.

NOTE 3.  RESTRUCTURING CHARGES

FISCAL 1999 CHARGE:

         The Company recorded pre-tax restructuring charges totaling $42.7 million for the third and fourth quarters of fiscal 1999. The restructuring charges were related to the Company's worldwide cost reduction program initiated in the third quarter of fiscal 1999 with the goal of reducing selling, general and administrative expenses and improving profitability. The restructuring charges were for headcount reductions, the elimination of excess facilities and the write-down of assets. The Company substantially completed the planned reduction of 1,400 positions as of June 30, 1999. Generally, severance is paid out to individuals over a period of time rather than one lump sum payment. The lease obligations relating to the closure of 60 facilities are expected to continue beyond the year 2001. Unutilized accruals of $1.9 million relating to fiscal 1998 and 1997 restructuring charges were adjusted during the third quarter of fiscal 1999, resulting in a net charge of $40.8 million for the twelve months ended March 31, 1999. The following table summarizes the restructuring charge and related cash outlays:

1999 RESTRUCTURING CHARGE:


                                 ------------------------------------------------------------
                                  TOTAL                              SECOND
                                 FISCAL       RESERVE    SECOND       QTR.        RESERVE
                                  1999      AT JUNE 30,   QTR.       OTHER          AT
(in 000's)                       EXPENSE      1999        CASH      NON-CASH    SEPTEMBER 30,
                                                         OUTLAYS     CHANGES       1999
                                 ------------------------------------------------------------
Severance                         $19,820     $ 8,754    ($3,851)      --          $ 4,903
Future lease obligations on
  facility Closures                19,790      16,258     (2,298)      --           13,960

Write-off of leasehold
  improvements on
  facility closures                 3,084          --         --       --               --
                                  --------------------------------------------------------
Total restructuring charge        $42,694     $25,012    ($6,149)      --          $18,863
                                  --------------------------------------------------------

FISCAL 1997 RESTRUCTURING CHARGE:

         In December 1996, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Kodak and the related transition to the Company's Market Based Approach in North America. As of September 30, 1999, approximately $4.2 million remained in accrued liabilities, primarily for lease obligations for the closure of duplicate facilities. Cash outlays relating to these facility closures for the three months ended September 30, 1999 totaled $0.4 million.

NOTE 4.  SUBSEQUENT EVENTS

         On November 2, 1999, the Company entered into a definitive agreement with equity funds managed by The Cypress Group LLC, a New York based equity firm, to purchase 200,000 shares of a new class of participating shares to be issued by the Company for an aggregate purchase price of $200.0 million. The new participating shares would carry voting rights and would be convertible into Ordinary Shares of the Company. In addition, the participating shares would have a preference as to dividends which equal the greater of (a) an amount per annum equal to 6.50% of the liquidation return payable on the applicable participating shares and (b) the deemed per annum rate of dividends, if any, declared on the Company's Ordinary Shares in the applicable quarter. The participating shares would also have a preference upon liquidation over the Ordinary Shares equal to their $1,000 per share initial issuance price plus accumulated and unpaid dividends. Anticipated net proceeds to the Company from the sale of the participating shares are estimated to be approximately $190.0 million. The participating shares would be convertible into Ordinary Shares at a conversion price of $3.125 per Ordinary Share (equivalent to $12.50 per ADS), subject to adjustment in certain circumstances. For a more detailed description of the participating shares and agreements with the purchasers, see the Company's Current Report on Form 8-K filed November 5, 1999.

         The issuance of the participating shares is subject to various conditions, including approval by the Company's shareholders at an extraordinary general meeting, obtaining a commitment to refinance the Company's bank indebtedness reasonably satisfactory to the investors, obtaining specified amendments to the existing financing agreements and a condition that the average closing price of the ADSs not fall below $9.00 for a ten-day period. The net proceeds of the issuance of participating shares will be used primarily to repay indebtedness under the Credit Agreement.

NOTE 5.  EARNINGS PER SHARE

         The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per ADS computations for the three months and six months ended September 30, 1999 and 1998:


                                 FOR THE THREE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                      SEPTEMBER 30, 1999                   SEPTEMBER 30, 1998
(In 000's except per        ----------------------------------  -------------------------------------
share amounts)                INCOME       SHARES    PER-SHARE  INCOME (LOSS)    SHARES     PER-SHARE
                            (NUMERATOR) (DENOMINATOR)  AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                            ----------- ------------ ---------  -------------------------------------
Net earnings (loss)            $6,759                             ($13,355)

BASIC EARNINGS (LOSS)
 PER ADS:
  Income available to
    shareholders                6,759      57,017      $0.12       (13,355)       56,874     ($0.23)
                                                       =====                                 ======

EFFECT OF DILUTIVE
 SECURITIES:
   Stock options                            1,328                                    --
                                           ------                                 -----

DILUTED EARNINGS (LOSS)
 PER ADS:
  Income available to
    shareholders
       Plus assumed
         conversion            $6,759      58,345      $0.12      ($13,355)      56,874      ($0.23)
                               ======      ======      =====      ========       ======      ======


                                   FOR THE SIX MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                      SEPTEMBER 30, 1999                   SEPTEMBER 30, 1998
(In 000's except per        ----------------------------------  -------------------------------------
share amounts)                INCOME       SHARES    PER-SHARE  INCOME (LOSS)    SHARES     PER-SHARE
                            (NUMERATOR) (DENOMINATOR)  AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                            ----------- ------------ ---------  -------------------------------------

Net earnings (loss)           $19,002                             ($8,344)

BASIC EARNINGS (LOSS)
  PER ADS:
  Income available to
   shareholders                19,002       57,017     $0.33       (8,344)        56,874     ($0.15)
                                                       =====                                 ======

EFFECT OF DILUTIVE
 SECURITIES:
   Stock options                               808                                   --
                                            ------                                -----

DILUTED EARNINGS (LOSS)
 PER ADS:
  Income available to
    shareholders
       Plus assumed
          conversion          $19,002       57,825       $0.33    ($8,344)       56,874      ($0.15)
                              =======       ======       =====    =======        ======      ======

         The effect of the Company's $200.0 million of Convertible Subordinated Notes are not included in the computation of diluted earnings per share for the three and six months ended September 30, 1999 and 1998 because they are not dilutive.

NOTE 6. SEGMENT REPORTING

         The Company's reportable segments include Danka Americas, Danka International and Danka Services International (DSI). Danka Americas distributes photocopiers, facsimiles and other related office imaging equipment together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. Danka International distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and other related office imaging equipment on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional operations in Australia and New Zealand. DSI is the Company's worldwide document outsourcing business, which provides a wide range of document management solutions, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations and document archiving and retrieval services and document management consulting. The Company measures segment performance as earnings from operations, which is defined as earnings before interest expense and other, net and income taxes, as shown on the Company's consolidated statements of operations. Other items are shown for purposes of reconciling to the Company's total consolidated amounts as shown in the following tables for the three and six months ended September 30, 1999 and 1998:

                                                             DANKA
                                   DANKA       DANKA        SERVICES             CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30  AMERICAS  INTERNATIONAL INTERNATIONAL  OTHER       TOTAL
---------------------------------------------------------------------------------------------
(in 000's)
1999

Total revenue                     $340,847      $210,284     $69,148        --      $620,279
Earnings (loss) from operations     26,368         7,135       5,765   ($3,152)       36,116
Interest expense & other, net                                           26,729        26,729
Provision for income taxes                                               2,628         2,628
Net earnings                                                                           6,759

--------------------------------------------------------------------------------------------
1998

Total revenue                     $433,791      $230,956     $69,097        --      $733,884
Earnings (loss) from operations     (2,364)        4,828       6,740  ($11,951)       (2,747)
Interest expense & other, net                                           18,520        18,520
Provision (benefit) for income
  taxes                                                                 (7,912)       (7,912)
Net loss                                                                             (13,355)


                                                              DANKA
                                   DANKA        DANKA        SERVICES             CONSOLIDATED
SIX MONTHS ENDED SEPTEMBER 30    AMERICAS   INTERNATIONAL  INTERNATIONAL  OTHER       TOTAL
-----------------------------------------------------------------------------------------------
(in 000's)
1999

Total revenue                     $709,211    $417,523      $139,254          --  $1,265,988
Earnings (loss) from operations     59,703      13,523        12,312    ($10,387)     75,151
Interest expense & other, net                                             48,760      48,760
Provision for income taxes                                                 7,389       7,389
Net earnings                                                                          19,002

--------------------------------------------------------------------------------------------
1998
Total revenue                     $895,903    $467,143      $136,197         --   $1,499,243
Earnings (loss) from operations     14,418      17,191        13,278    ($24,231)     20,656
Interest expense & other, net                                             33,944      33,944
Provision (benefit) for income
  taxes                                                                   (4,944)     (4,944)
Net loss                                                                              (8,344)

         The Company's total assets by reportable segment for the periods ended September 30, 1999 and March 31, 1999 are reflected in the table below. The 11% decline in the total assets for Danka Americas was primarily related to the sale of the Company's Omnifax business on July 30, 1999 and the closure of the Company's U.S. wholesale division effective March 31, 1999.


                                                              DANKA
                                   DANKA        DANKA        SERVICES             CONSOLIDATED
TOTAL ASSETS                     AMERICAS   INTERNATIONAL  INTERNATIONAL  OTHER       TOTAL
----------------------------------------------------------------------------------------------
(in 000's)
September 30, 1999                $832,681    $677,447       $140,950    $149,234  $1,800,312
March 31, 1999                    $933,883    $696,654       $134,013    $140,592  $1,905,142








NOTE 7.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the three months ended September 30, 1999 and 1998 was $11.1 million and ($7.0) million, respectively.

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 9. PENDING LITIGATION

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

         In February 1999, the Company was served with a complaint, filed in the United States District Court, Southern District of New York, alleging breach of contract, breach of duty of good faith and fair dealing, conversion and violation of the Uniform Commercial Code. More particularly, the plaintiffs allege that in December 1997, they attempted to sell approximately one million restricted American Depositary Shares at approximately $35.00 per share and that the Company and its attorneys wrongfully refused and/or unreasonably delayed in registering the transfer of the plaintiffs' restricted shares. The complaint further states that the plaintiffs were unable to complete the sale of shares and were later forced to sell the shares in February 1998 at approximately $17.00 per share. The plaintiffs are attempting to recover the difference from the Company and its attorneys. The Company filed its motion to dismiss the complaint on or about May 17, 1999. The Company has not received a ruling from the Court on its motion. This case is in the early stages and while the outcome of such litigation is impossible to predict, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

         The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business that will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

NOTE 10.  RECLASSIFICATIONS

         Certain amounts in the Company's prior year statements of operations have been reclassified to conform to the fiscal 2000 presentation. The impact of these changes did not affect earnings (loss) from operations or net earnings
(loss). The reclassifications primarily related to freight and fringe benefit costs which were moved from general and administrative expenses to the respective cost categories including the cost of retail equipment sales and retail service, supplies and rental costs. The following table reflects the dollar amounts for the reclassified statements of operations for each of the quarters and fiscal year represented by the twelve month period ended March 31, 1999:


                                        THREE      THREE          THREE       THREE        TWELVE
                                        MONTHS     MONTHS         MONTHS      MONTHS       MONTHS
                                        ENDED      ENDED          ENDED       ENDED        ENDED
                                       JUNE 30,   SEPT. 30,      DEC. 31,    MARCH 31,    MARCH 31,
(in 000's)                               1998       1998           1998        1999         1999
---------------------------------------------------------------------------------------------------
REVENUE:
Retail equipment sales                 $194,668   $203,997    $  188,426    $168,394   $  755,485
Retail service, supplies and rentals    502,547    476,318       479,960     461,996    1,920,821
Wholesale                                68,184     53,529        55,488      43,713      220,914
-------------------------------------------------------------------------------------------------
Total revenue
                                        765,399    733,844       723,874     674,103    2,897,220
-------------------------------------------------------------------------------------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales          141,065    149,186       171,942     122,286      584,479
Special charges, cost of retail
  equipment sales                             -          -        47,191     (16,482)      30,709
Retail service, supplies and rental
  costs                                 302,084    304,639       302,192     279,412    1,188,327
Special charges, retail service,
  supplies & rental costs                     -          -        25,991       1,153       27,144
Wholesale costs of revenue               57,750     43,919        47,993      39,599      189,261
Special charges, wholesale costs              -          -             -         514          514
Selling, general and administrative
  expenses                              223,225    221,340       246,837     228,495      919,897
Special charges, general and
  administrative expenses                     -          -        17,000        (195)      16,805
Amortization of intangible assets         5,372      5,007         5,131       4,204       19,714
Write-off of goodwill and other
  long-lived assets                           -          -       107,858       1,616      109,474
Commitment to Kodak under R&D
  agreements                             12,500     12,500        12,500      15,934       53,434
Restructuring charges                         -          -        38,174       2,644       40,818
-------------------------------------------------------------------------------------------------
Total costs and operating expenses      741,996    736,591     1,022,809     679,180    3,180,576
-------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FROM OPERATIONS          23,403     (2,747)     (298,935)     (5,077)    (283,356)
Interest expense and other, net          15,424     18,520        21,923      18,330       74,197
-------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES       7,979    (21,267)     (320,858)    (23,407)    (357,553)
Provision (benefit) for income taxes      2,968     (7,912)      (46,849)    (10,980)     (62,773)
-------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                    $  5,011   $(13,355)   $ (274,009)   $(12,427)  $ (294,780)
-------------------------------------------------------------------------------------------------

         The following table reflects the percentage of total revenue represented by each item for the reclassified statements of operations for each of the quarters and fiscal year represented by the twelve month period ended March 31, 1999:

                                      THREE       THREE       THREE      THREE       TWELVE
                                      MONTHS      MONTHS      MONTHS     MONTHS      MONTHS
                                      ENDED       ENDED       ENDED      ENDED       ENDED
                                     JUNE 30,    SEPT. 30,   DEC. 31,   MARCH 31,   MARCH 31,
(As a percentage of total revenue)     1998        1998        1998       1999        1999
---------------------------------------------------------------------------------------------
REVENUE:
Retail equipment sales                25.4 %      27.8 %      26.0 %     25.0 %       26.1 %
Retail service, supplies
  and rentals                         65.7        64.9        66.3       68.5         66.3
Wholesale                              8.9         7.3         7.7        6.5          7.6
--------------------------------------------------------------------------------------------
Total revenue                        100.0       100.0       100.0      100.0        100.0
--------------------------------------------------------------------------------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales        18.4        20.3        23.8       18.1         20.2
Special charges, cost of retail
  equipment sales                        -           -         6.5       (2.4)         1.1
Retail service, supplies and
  rental costs                        39.5        41.5        41.7       41.4         41.0
Special charges, retail service,
  supplies & rental costs                -           -         3.6        0.2          0.9
Wholesale costs of revenue             7.5         6.0         6.6        5.9          6.5
Special charges, wholesale costs         -           -           -        0.1            -
Selling, general and administrative
  expenses                            29.2        30.2        34.1       33.9         31.8
Special charges, general and
  administrative expenses                -           -         2.3          -          0.6
Amortization of intangible assets      0.7         0.7         0.7        0.6          0.7
Write-off of goodwill and other
  long-lived assets                      -           -        14.9        0.2          3.8
Commitment to Kodak under R&D
  agreements                           1.6         1.7         1.7        2.4          1.8
Restructuring charges                    -           -         5.3        0.4          1.4
--------------------------------------------------------------------------------------------
Total costs and operating expenses    96.9       100.4       141.3      100.8        109.8
--------------------------------------------------------------------------------------------
EARNINGS (LOSS) FROM OPERATIONS        3.1        (0.4)      (41.3)      (0.8)        (9.8)
Interest expense and other, net        2.0         2.5         3.0        2.7          2.5
--------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES    1.1        (2.9)      (44.3)      (3.5)       (12.3)
Provision (benefit) for income taxes   0.4        (1.1)       (6.4)      (1.7)        (2.1)
--------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                    0.7 %      (1.8) %    (37.9) %    (1.8) %     (10.2) %
============================================================================================

         The following tables reflect the gross profit margins for the reclassified statements of operations for each of the quarters and fiscal year represented by the twelve month period ended March 31, 1999. The tables present the gross profit margins both before and after special charges taken during the third and fourth quarters of fiscal 1999.

AFTER SPECIAL CHARGES:


Retail equipment sales                    27.5 %      26.9 %     (16.3) %     37.2 %     18.6 %
Retail service, supplies and
  rentals                                 39.9        36.0        31.6        39.3       36.7
Wholesale                                 15.3        18.0        13.5         8.2       14.1
-----------------------------------------------------------------------------------------------
Combined gross profit                     34.6        32.2        17.8        36.7       30.3
-----------------------------------------------------------------------------------------------


BEFORE SPECIAL CHARGES:

Retail equipment sales                    27.5 %      26.9 %       8.7 %      27.4 %     22.6 %
Retail service, supplies and
  rentals                                 39.9        36.0        37.0        39.5       38.1
Wholesale                                 15.3        18.0        13.5         9.4       14.3
-----------------------------------------------------------------------------------------------
Combined gross profit                     34.6        32.2        27.9        34.5       32.3
-----------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Danka Business Systems PLC together with its Subsidiaries ("Danka" or the "Company") is one of the world's largest independent suppliers of photocopiers, facsimiles and other related office imaging equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company principally distributes the products of Canon, Heidelberg, Ricoh and Toshiba. It also distributes Konica and Minolta products in certain markets. In addition, the Company markets private label photocopiers and facsimile machines and related supplies on a direct basis under the Company's Infotec trademark. The Company also markets photocopiers and related parts and supplies on a wholesale basis to independent dealers through its international operations.

         The Company provides worldwide document management services through its outsourcing business, Danka Services International ("DSI"). Services provided by DSI range from on- and off-site document management services, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations and document archiving and retrieval services.

         As previously reported, on July 30, 1999, the Company completed the sale of its facsimile business, Omnifax, to Xerox Corporation for $45.0 million in cash.

         In July 1999, the Company launched worldwide distribution of its first high-volume digital machine, the DigiSource 9110. The DigiSource 9110 was developed by Kodak and is designed and manufactured through a joint venture by Heidelberg Digital and Nexpress Solutions. In October 1999, the Company signed a five-year agreement to distribute worldwide black and white electrophotographic products manufactured by Heidelberg Digital, including the new DigiSource 9110 print system. In addition, Danka is the exclusive distributor of the former Kodak Ektaprint and ImageSource products, parts and supplies.

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's consolidated statements of operations:


                                              THREE MONTHS               SIX MONTHS
                                                  ENDED                     ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                            1999        1998          1999        1998
                                           -----        -----        -----       -----
Revenue:
  Retail equipment sales...............     29.2%        27.8%        27.4%       26.6%
  Retail service, supplies and rentals.     66.9         64.9         68.4        65.3
  Wholesale............................      3.9          7.3          4.3         8.1
                                           -----        -----        -----       -----
      Total revenue....................    100.0        100.0        100.0       100.0
Cost of revenue........................     64.7         67.8         63.6        66.6
                                           -----        -----        -----       -----
Gross profit...........................     35.3         32.2         36.4        33.4
Selling, general and administrative
  expenses.............................     29.0         30.2         29.9        29.7
Amortization of intangible assets......      0.5          0.7          0.6         0.6
Research and development costs.........       --          1.7          --          1.7
                                           -----        -----        -----       -----
      Earnings (loss) from operations..      5.8         (0.4)         5.9         1.4
Interest expense and other, net........      4.3          2.5          3.8         2.3
                                           -----        -----        -----       -----
      Earnings (loss) before income
        taxes..........................      1.5         (2.9)         2.1        (0.9)
Provision for income taxes.............      0.4         (1.1)         0.6        (0.3)
                                           -----        -----        -----       -----
     Net earnings (loss) ..............      1.1 %       (1.8)%        1.5%       (0.6)%
                                           =====        =====        =====       =====

         The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:


                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                           1999         1998         1999        1998
                                           ----         ----         ----        ----
Retail equipment sales................     28.9%        26.9%        28.8%       27.2%
Retail service, supplies and rentals..     39.0         36.0         40.4        38.0
Wholesale.............................     20.5         18.0         21.2        16.5

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998:

Revenue

         Revenue declined 15% to $620.3 million for the three months ended September 30, 1999 ("second quarter of fiscal 2000") compared to $733.8 million for the three months ended September 30, 1998 ("second quarter of fiscal 1999"). Total revenue for the second quarter of fiscal 2000 was affected by the sale of the Company's Omnifax business effective July 30, 1999. The Omnifax business reported total revenue of $8.3 million for the second quarter of fiscal 2000 compared to $27.5 million for the second quarter of fiscal 1999.

         The Company's retail equipment sales declined 11% to $181.3 million for the second quarter of fiscal 2000 compared to $204.0 million for the second quarter of fiscal 1999. In fiscal 1999, the Company entered into several key strategic vendor alliances and expanded its worldwide product portfolio to add new products in color, digital and high-volume. As discussed above, the sale of the Omnifax business also affected retail equipment sales. On a sequential basis, retail equipment sales increased 10% over the first quarter of fiscal 2000.

         Retail service, supplies and rentals revenue declined 13% to $414.9 million in the second quarter of fiscal 2000 from $476.3 million in the second quarter of fiscal 1999. The decline was primarily due to the sale of non-core operations including the Company's Omnifax business, as well as declines in the Company's low-end analog machine base due to shifts in the industry and product mix to mid and high-end digital and color placements.

         The Company's total revenue for the second quarter of fiscal 2000 was also impacted by the closure of the Company's U.S. wholesale operations effective March 31, 1999. As a result, total wholesale revenue for the second quarter of fiscal 2000 declined 55% to $24.0 million from $53.5 million for the second quarter of fiscal 1999. For the second quarter of fiscal 1999, the Company's U.S. wholesale business reported revenue of approximately $26.0 million.

         Approximately 40% of the Company's revenue is generated in countries outside of the United States. As in prior periods, foreign exchange rate fluctuations have negatively impacted the Company's comparable financials results. Excluding the effect of foreign currency fluctuations, total revenue for the second quarter of fiscal 2000 would have been approximately $12.0 million higher.

Gross Profit

         Gross profit decreased 7% to $219.2 million for the second quarter of fiscal 2000 from $236.1 million for the second quarter of fiscal 1999. The gross profit margin as a percentage of total revenue increased to 35.3% for the second quarter of fiscal 2000 from 32.2% for the second quarter of fiscal 1999. The increase in the combined gross profit margin was due to improvements in the gross profit margins in each of the Company's revenue segments.

         Gross profit as a percentage of retail equipment sales increased to 28.9% for the second quarter of fiscal 2000 from 26.9% for the second quarter of fiscal 1999 primarily related to the Company's inventory management initiatives taken during fiscal 1999 and changes in the current product mix resulting from new, higher margin products in color, digital and high-volume.

         As a percentage of revenue, the gross profit margin on retail service, supplies and rentals increased to 39.0% for the second quarter of fiscal 2000 from 36.0% for the second quarter of fiscal 1999, primarily attributable to improvements in U.S. service productivity.

         As a percentage of revenue, the gross profit margin on wholesale sales increased to 20.5% for the second quarter of fiscal 2000 from 18.0% for the second quarter of fiscal 1999 primarily due to the closure of the Company's U.S. wholesale operations effective March 31, 1999. The U.S. wholesale operations generated a lower gross profit margin than to the Company's international wholesale business.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") declined 19%, or $41.7 million, to $179.6 million for the second quarter of fiscal 2000 compared to $221.3 million for the second quarter of fiscal 1999. The decrease was due to cost savings achieved through the Company's restructuring initiatives and worldwide cost reduction program implemented last year as well as the closure of the Company's U.S. wholesale division in March 1999 and the sale of Omnifax in July 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 29.0% for the second quarter of fiscal 2000 from 30.2% for the second quarter of fiscal 1999.

Amortization of Intangible Assets

         Amortization of intangible assets decreased to $3.5 million for the second quarter of fiscal 2000 from $5.0 million for the second quarter of fiscal 1999. During the third and fourth quarters of fiscal 1999, the Company wrote-off a total of $109.5 million in goodwill and other long-lived assets, the majority of which related to goodwill in the U.S. and Canada. The Company determined that based on changes in the business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets would not be recoverable.

Commitment to Kodak under Research and Development Agreements

         In connection with the acquisition of Kodak's office imaging and outsourcing businesses in December 1996, the Company was providing funding to Kodak for ongoing research and development of certain electrophotographic equipment. Effective December 15, 1998 the research and development agreement was terminated. The Company entered into a new agreement during the fourth quarter of fiscal 1999 under which Kodak was required to finish the development of the DigiSource 9110 and the Company agreed to pay Kodak $23.0 million. The DigiSource machine was introduced in March 1999 at an international trade fair in Hanover, Germany. The Company has no further commitments to Kodak for research and development. In the comparable second quarter of fiscal 1999, the Company recorded research and development commitments totaling $12.5 million.

Earnings from Operations

         The Company reported earnings from operations of $36.1 million for the second quarter of fiscal 2000 compared to a loss of $2.7 million for the second quarter of fiscal 1999. The increase was attributable to gross profit improvements, reductions in selling, general and administrative expenses, lower amortization expense and the elimination of research and development commitments to Kodak. As a percentage of revenue, earnings from operations rose to 5.8% for the second quarter of fiscal 2000 compared to an operating loss for the comparable period last year.

Interest Expense and Other, Net

         Interest expense and other, net increased to $26.7 million for the second quarter of fiscal 2000 compared to $18.5 million for the second quarter of fiscal 1999. The increase is related to several factors, including a loss of $2.1 million related to the sale of the Company's Omnifax business in July 1999 and foreign exchange losses of $0.4 million. Excluding these losses, the interest expense totaled $24.2 million for the second quarter of fiscal 2000. The interest expense increase was primarily due to a higher interest rate as well as waiver fees paid by the Company, relating to amendments to the Company's Credit Agreement effective June 15 and July 9, 1999. See "Liquidity and Capital Resources."

Income Taxes

         Income taxes increased to $2.6 million for the second quarter of fiscal 2000 compared to a tax benefit of $7.9 million for the second of fiscal 1999. The increase was primarily due to higher levels of earnings. The combined effective income tax rate declined to 28.0% for the second quarter of fiscal 2000 as compared to 37.2% for the second quarter of fiscal 1999. The reduction from the statutory UK tax rate of 31.0% in the current fiscal year is due to utilization of tax loss carry-forwards.

Net Earnings (Loss)

         As a result of the above factors, net earnings increased to $6.8 million for the second quarter of fiscal 2000 compared to a net loss of $13.4 million for the second quarter of fiscal 1999. As a percentage of revenue, net earnings rose to 1.1% for the second quarter of fiscal 2000 compared to a net loss for the same period last year.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1998:

Revenue

         Revenue declined 16% to $1.3 billion for the six months ended September 30, 1999 compared to $1.5 billion for the six months ended September 30, 1998. Total revenue for the six months ended September 30, 1999 was affected by the sale of the Company's Omnifax business effective July 30, 1999. The Omnifax business reported revenue of $35.7 million for the six months ended September 30, 1999 compared to $57.5 million for the six months ended September 30, 1998.

         The Company's retail equipment sales declined 13% to $346.5 million for the six months ended September 30, 1999 compared to $398.7 million for the six months ended September 30, 1998. In fiscal 1999, the Company entered into several key strategic vendor alliances and expanded its worldwide product portfolio to add new products in color, digital and high-volume. As noted above, retail equipment sales were also impacted for the six months ended September 30, 1999 by the sale of the Omnifax business.

         The Company's retail service, supplies and rentals revenue declined 12% to $865.6 million for the six months ended September 30, 1999 from $978.9 million for the six months ended September 30, 1998. The decline was due to the sale of non-core operations including the Company's Omnifax business in July 1999, as well as declines in the Company's low-end analog machine base due to shifts in the industry and product mix to mid and high-end digital and color placements.

         The Company's total revenue for the six months ended September 30, 1999 was also impacted by the closure of the Company's U.S. wholesale operations effective March 31, 1999. As a result, total wholesale revenue for the six months ended September 30, 1999 declined 56% to $53.9 million from $121.7 million for the six months ended September 30, 1998. For the six months ended September 30, 1999 the Company's U.S. wholesale business, reported revenue of approximately $63.0 million.

         Approximately 40% of the Company's revenue is generated in countries outside of the United States. As in prior periods, foreign exchange rate fluctuations have negatively impacted the Company's comparable financials results. Excluding the effect of foreign currency fluctuations, total revenue for the six months ended September 30, 1999 would have been approximately $21.0 million higher.

Gross Profit

         Gross profit declined 8% to $461.3 million for the six months ended September 30, 1999 from $500.6 million for the six months ended September 30, 1998. The gross profit margin as a percentage of total revenue increased to 36.4% for the six months ended September 30, 1999 from 33.4% for the six months ended September 30, 1998. The increase in the combined gross profit margin was due to improvements in the gross profit margins in each of the Company's revenue segments.

         Gross profit as a percentage of retail equipment sales increased to 28.8% for the six months ended September 30, 1999 from 27.2% for the six months ended September 30, 1998. The increase primarily related to the Company's inventory management initiatives taken during fiscal 1999 and changes in the current product mix resulting from new, higher margin products in color, digital and high-volume.

         As a percentage of revenue, the gross profit margin on retail service, supplies and rentals increased to 40.4% for the six months ended September 30, 1999 from 38.0% for the six months ended September 30, 1998, primarily attributable to improvements in U.S. service productivity.

         As a percentage of revenue, the gross profit margin on wholesale sales increased to 21.2% for the six months ended September 30, 1999 compared to 16.5% for the six months ended September 30, 1998 primarily due to the closure of the Company's U.S. wholesale operations effective March 31, 1999. The U.S. wholesale operations generated a lower gross profit margin than the Company's international wholesale business

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 15%, or $65.5 million, to $379.1 million for the six months ended September 30, 1999 from $444.6 million for the six months ended September 30, 1998. The decrease was due to cost savings achieved through the Company's restructuring initiatives and worldwide cost reduction program implemented last year as well as the closure of the Company's U.S. wholesale division in March 1999 and the sale of Omnifax in July 1999. As a percentage of revenue, selling, general and administrative expenses remained relatively flat at 29.9% and 29.7% for the six months ended September 30, 1999 and 1998, respectively.

Amortization of Intangible Assets

         Amortization of intangible assets decreased to $7.1 million for the six months ended September 30, 1999 from $10.4 million for the six months ended September 30, 1998. During the third and fourth quarters of fiscal 1999, the Company wrote-off a total of $109.5 million in goodwill and other long-lived assets, the majority of which related to goodwill in the U.S. and Canada. The Company determined that based on changes in the business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets would not be recoverable.

Commitment to Kodak under Research and Development Agreements

         In connection with the acquisition of Kodak's office imaging and outsourcing businesses in December 1996, the Company was providing funding to Kodak for ongoing research and development of certain electrophotographic equipment. Effective December 15, 1998 the research and development agreement was terminated. The Company entered into a new agreement during the fourth quarter of fiscal 1999 under which Kodak was required to finish the development of the DigiSource 9110 and the Company agreed to pay Kodak $23.0 million. The DigiSource machine was introduced in March 1999 at an international trade fair in Hanover, Germany. The Company has no further commitments to Kodak for research and development. In the comparable six months ended September 30, 1998, the Company recorded research and development commitments totaling $25.0 million.

Earnings from Operations

         Earnings from operations increased to $75.1 million for the six months ended September 30, 1999 from $20.7 million for the six months ended September 30, 1998. The increase was attributable to gross profit improvements, reductions in selling, general and administrative expenses, lower amortization expense and the elimination of research and development commitments to Kodak. As a percentage of revenue, earnings from operations rose to 5.9% for the six months ended September 30, 1999 compared to 1.4% for the six months ended September 30, 1998.

Interest Expense and Other, Net

         Interest expense and other, net increased to $48.8 million for the six months ended September 30, 1999 compared to $33.9 million for the six months ended September 30, 1998. The increase is related to several factors, including a loss of $2.1 million related to the sale of the Company's Omnifax business in July 1999 and foreign exchange losses of $0.7 million. Excluding these losses, the interest expense totaled $46.0 million for the six months ended September 30, 1999. The interest expense increase was primarily due to a higher interest rate as well as waiver fees paid by the Company, relating to amendments to the Company's Credit Agreement effective June 15 and July 9, 1999. See "Liquidity and Capital Resources".

Income Taxes

         The Company recorded income taxes of $7.4 million for the six months ended September 30, 1999 compared to a tax benefit of $4.9 million for the six months ended September 30, 1998. The increase was primarily due to higher levels of earnings. The combined effective income tax rate declined to 28.0% for the six months ended September 30, 1999 compared to 37.2% for the six months ended September 30, 1998. The reduction from the statutory UK tax rate of 31.0% in the current fiscal year is due to utilization of tax loss carry-forwards.

Net Earnings (Loss)

         As a result of the above factors, the Company reported net earnings of $19.0 million for the six months ended September 30, 1999 compared to a net loss of $8.3 million for the six months ended

September 30, 1998. As a percentage of revenue, net earnings rose to 1.5% for the six months ended September 30, 1999 compared to a net loss for the comparable period last year.

EXCHANGE RATES

         Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling market price of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. The Company operates in 30 countries worldwide, and therefore, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which the Company operates, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The results of operations, financial condition and competitive position of the Company's business are affected by the relative strength of its currencies in countries where its products are currently sold. The Company's results of operations and financial condition can be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a credit agreement with a consortium of international bank lenders (the "Credit Agreement"). As amended, the Credit Agreement requires minimum levels of adjusted consolidated net worth, cumulative consolidated EBITDA and a ratio of consolidated EBITDA to interest expense, each as defined in the Credit Agreement. Recent amendments continue waiver of compliance with the requirements imposed under certain other financial covenants, which were waived by the bank lenders pursuant to waivers granted to the Company in October 1998 and February 1999 after a prior amendment of the covenants effective June 30, 1998.

         Terms of the most recent amendments include an aggregate commitment by the lenders of $995.6 million, effective July 9, 1999. The Company paid a fee of $2.0 million related to the execution of such amendment to the Credit Agreement and an additional payment equal to $10.0 million is to be paid pursuant to the second amendment on the earliest to occur of: (i) July 31, 2000, (ii) repayment of all amounts due under the Credit Agreement, or (iii) sale of the Company's outsourcing subsidiary, Danka Services International. The Company paid a fee of $2.4 million related to amounts outstanding under the Credit Agreement on October 31, 1999. Payments of approximately $4.7 million and $9.3 million become due on December 31, 1999 and March 31, 2000, respectively, if any amounts remain outstanding under the Credit Agreement at those dates. With respect to the period from July 1, 1999 through September 30, 1999, the Company was required to pay a fee of $0.6 million (equating to 0.25% annual interest on the average outstanding loans under the Credit Agreement). During the period from October 1, 1999 through December 31, 1999 this fee will be increased to equate to 0.75% interest if the average outstanding loans in that period exceed $650.0 million and 0.25% if they do not. Those rates will increase to 1.25% and 0.50%, respectively, during the period from January 1, 2000 to March 31, 2000 and to 1.50% and 0.75%, respectively, during the period from April 1, 2000 through July 31, 2000.

         Indebtedness under the Credit Agreement is secured by substantially all of the Company's U.S. assets and the Credit Agreement contains negative and affirmative covenants which place restrictions on Danka regarding the disposition of assets, capital expenditures, additional indebtedness and permitted liens, prohibit the payment of dividends and require the Company to maintain certain financial ratios. The adjustable interest rate on indebtedness under the Credit Agreement is at the option of the Company, 2.0% per annum plus either (i) the applicable Interbank Rate plus a tiered margin based on leverage for periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the lead bank's prime rate or the Federal Funds rate plus 0.5%. The Company is not permitted to make any acquisitions of businesses, except with the approval of the bank lenders. The Company is required to apply 80% of the first $200.0 million of net proceeds of any asset dispositions received after October 31, 1999 up to the excess of $400.0 million over the aggregate net proceeds received on or before October 31, 1999 and 90% of any additional net proceeds received after October 31, 1999. The lenders commitments under the Credit Agreement will be reduced by the amount of all such repayments.

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

         The Company intends to refinance the indebtedness outstanding under the Credit Agreement as soon as possible and is currently in discussions with potential sources of refinancing.

         The Company has entered into a definitive agreement with equity funds managed by The Cypress Group LLC, a New York based equity firm, to purchase 200,000 shares of a new class of participating shares to be issued by the Company for an aggregate purchase price of $200.0 million. The new participating shares would carry voting rights and would be convertible into Ordinary Shares of the Company. In addition, the participating shares would have a preference as to dividends which equal the greater of (a) an amount per annum equal to 6.50% of the liquidation return payable on the applicable participating shares and (b) the deemed per annum rate of dividends, if any, declared on the Company's Ordinary Shares in the applicable quarter. The participating shares would also have a preference upon liquidation over the Ordinary Shares equal to their $1,000 per share initial issuance price plus accumulated and unpaid dividends. Anticipated net proceeds to the Company from the sale of the participating shares are estimated to be approximately $190.0 million. The participating shares would be convertible into Ordinary Shares at a conversion price of $3.125 per Ordinary Share (equivalent to $12.50 per ADS), subject to adjustment in certain circumstances. For a more detailed description of the participating shares and agreements with the purchasers, see the Company's Current Report on Form 8-K filed November 5, 1999.

         The Company believes that this increase in its equity base should assist it in refinancing the bank indebtedness. A major factor in choosing this form of equity financing was that the transaction could be accomplished quickly and the parties that have agreed to purchase the participating shares are prepared to purchase the entire $200.0 million that the Company's financial advisors have advised is needed to obtain refinancing of the Credit Agreement indebtedness on favorable terms. The issuance of the participating shares is subject to various conditions, including approval by the Company's shareholders at an extraordinary general meeting, obtaining a commitment to refinance the Company's bank indebtedness reasonably satisfactory to the investors, obtaining specified amendments to the existing financing agreements and a condition that the average closing price of the ADSs not fall below $9.00 for a ten-day period. While the Company expects to refinance its bank indebtedness shortly after consummation of the issuance of the 200,000 shares of participating stock, there can be no assurance that such sale will be consummated or that the Company's bank indebtedness can be refinanced on favorable terms, whether or not such sale is consummated. The net proceeds of the issuance of participating shares will be used primarily to repay indebtedness under the Credit Agreement.

         Effective May 10, 1999 Kodak sold its equipment, toner and developer manufacturing operations to a subsidiary of Heidelberger Druckmaschnen AG ("Heidelberg"), a German global market leader in printing systems. The DigiSource 9110 was developed by Kodak and is designed and assembled through a joint venture by Heidelberg Digital and NexPress Solutions. In October 1999, the Company signed a five-year agreement to distribute worldwide black and white electrophotographic products manufactured by Heidelberg Digital, including the new DigiSource 9110 print system. In addition, Danka is the exclusive distributor of the former Kodak Ektaprint and ImageSource products, parts and supplies.

         The Company's cash flow provided by operating activities was $87.4 million and $27.7 million for the six months ended September 30, 1999 and 1998, respectively. Operating cash flow for the six months ended September 30, 1999 was positively impacted by an increase in net earnings as well as decreases in inventory. Accounts payable increased primarily due to the availability of better credit terms with the Company's vendors. Cash flow used in investing activities was $18.3 million and $116.2 million for the six months ended September 30, 1999 and 1998, respectively. The decrease was due to the Company's reduction in capital expenditures and the $45.0 million in cash proceeds received from the sale of the Omnifax business. Cash (used in) provided by financing activities was ($60.7) million and $61.6 million for the six months ended September 30, 1999 and 1998, respectively. The decline in cash provided by financing activities was primarily attributable to changes in the level of borrowings.

         As of September 30, 1999, the Credit Agreement had an outstanding balance of $505.2 million under the revolving component and $365.4 million under the term loan, incurring interest at a weighted average rate of 7.5% and 6.1% per annum, respectively, excluding any additional leverage fees as outlined above.

         As a result of the Company's recent amendments to its Credit Agreement, which will increase the Company's tiered margin spread and require fee payments as discussed above, the Company's interest expense is expected to increase.

         The Company's last dividend to shareholders was paid on July 28, 1998. The Company is not permitted to pay dividends under the Credit Agreement and does not anticipate that the payment of a dividend will be reinstated upon refinancing the indebtedness outstanding thereunder.

         The Company believes cash flow from internally generated funds, the availability under the most recent amendment to the Credit Agreement and the $200.0 million investment proceeds by Cypress

Group L.L.C., which is subject to various conditions as outlined above, will be sufficient to support its operations during the next twelve months.

         The Internal Revenue Service is conducting an examination of the Company's federal income tax returns for the fiscal years ended March 31, 1996 and 1995. The Company has received various notices of proposed adjustments; the principal adjustment relates to the timing of certain deductions associated with leased equipment financing. While the ultimate result can not be determined with certainty, the Company believes that the ultimate resolution will not have a material adverse impact upon the Company's consolidated results of operations, liquidity or financial position.

YEAR 2000 READINESS DISCLOSURE

         Many computer systems, including several used by the Company, could experience problems processing information beyond the Year 1999. As a result, certain computer systems, including the hardware, software and embedded technologies need to be modified prior to the Year 2000 in order to remain functional. The Company has a Year 2000 Worldwide Program office that has developed an overall Year 2000 plan to address the possible impact of Year 2000 on the processing of date sensitive information by computer systems. The Company's Year 2000 Worldwide Program office is comprised of senior executives, legal counsel, outside advisers, and program manager. The progress of the overall Year 2000 program plan is being monitored and reported to a Worldwide Steering Committee, an Executive Committee and to the Board of Directors on a regular basis.

         The Company's Year 2000 plan is addressing its most critical internal systems first and has categorized as "priority" those systems whose failure could cause an extended shutdown of all or part of a business unit, could cause personal injury, or could have a sustained and significant financial impact. These activities encompass identification and assessment of operational systems, including without limitation, business applications, infrastructure hardware and software applications. To prepare for the Year 2000, where appropriate, the Company is performing testing, remediation and validation of operational systems, and is also testing customer and supplier interfaces with its internal systems as appropriate. At this time, the Company believes its Year 2000 criteria and guidelines outline the process necessary to ensure comprehensive assessment, remediation, contingency planning and quality control. The Company will also complete comprehensive integration testing and validation of its major operational systems during the last phases of the Year 2000 program.

         The Company's Year 2000 program plans for its North American, Latin American and worldwide outsourcing operations (DSI) contain program administration and a six-phased remediation approach for the Company's Applications and Infrastructure areas. The Company's U.S. operations are approximately 98% and 87% complete with the Applications and Infrastructure areas, respectively. The Company's Application and Infrastructure areas for its Canada operations (including Canada's application conversion from the Kodak computer system) are approximately 73% complete and its Latin American operations are approximately 52% complete. The Company's Application and Infrastructure areas for DSI are approximately 75% complete. The six phases are: 1) Inventory-prioritize comprehensive lists of hardware, software, business processes and embedded technologies with assigned compliance status;
2) Assessment and Analysis-remediation solutions and options are researched, selected and detailed plans with target completion dates are developed by Information Systems ("IS") in conjunction with the affected business units; 3) Remediation Development- includes hardware and software upgrades, vendor and supplier certification and other related changes; 4) Test and Validate-testing, conversion and integration of business applications and systems, including compliance demonstration and user acceptance performed by the affected business units; 5) Deployment-implementation of solutions into the operating environment; and 6) Contingency Planning and Post-Year 2000 Support-the further development and analysis of alternative actions that were initiated in phase one to limit any adverse impact on the Company's operations. The Company's Year 2000 worldwide program office meets regularly to review plan progress, issues and issues resolution. The Company anticipates completion of the U.S., Canada and Latin American operations by November 30, 1999. The Company's U.S. operations are approximately 92% complete with its contingency plans. The Company anticipates completion of phase six, contingency plans, no later than November 30, 1999. In instances where completion within estimated time frames is not assured, appropriate contingency plans are being developed or are in place.

         The Company's International operation Year 2000 program contains program administration and a five-phased remediation approach for l9 countries. The Company's International operations are approximately 82% complete. The five phases are: 1) Inventory-prioritized comprehensive lists of hardware, software, business processes and embedded technologies with assigned compliance status;
2) Assessment and Analysis -remediation solutions and options are researched, selected and detailed plans with target completion dates are developed; 3) Correction-includes hardware and software upgrades, vendor and supplier certification and other related changes; 4) Test and Validate-testing, conversion and integration of business applications and systems, including compliance demonstration, user acceptance, and implementation; and 5) Contingency Planning and Post-Year 2000 Support-the further development and analysis of alternative actions to limit any adverse impact on the Company's operations. The Company's International operation anticipates completion of phases one through five by November 30, 1999. In instances where completion within estimated time frames is not assured, appropriate contingency plans are being developed or are in place.

         The Company believes it is on schedule with the target dates and continues to finalize assessment and select remediation options. The remediation options are being developed and validated and, upon approval, are being placed into the production operating environment.

         The Company's Year 2000 plans also include working with its suppliers, vendors and customers to identify and assess any Year 2000 issues associated with products, services or facilities (including non-IT/embedded systems). The Company has evaluated its supplier relationships and vendor manufacturing relationships to assess the potential impact on operations if third parties are not successful in having their systems Year 2000 compliant in a timely manner. Highest priority was placed on working with critical suppliers defined by the Company as those suppliers whose failure would have the greatest impact on business operations within a short period of time. The Company believes that it has made inquiries of its primary and secondary suppliers and believes that it has received satisfactory responses. A worst-case scenario involving a critical supplier of products or services would be the complete shutdown of the supplier and the supplier's resulting inability to provide products or services to the Company in a timely fashion. The Company does not maintain the ability to produce or manufacture third-party products. Based on the information the Company has received from its suppliers, the Company believes that its suppliers will be able to continue to provide an adequate level of service.

         The Company continues to assess the readiness of its customers to deal with Year 2000 issues that may affect its customers' operations and their ability to order and pay for products. The Company is surveying its major direct customers about their Year 2000 readiness in critical areas of their operations. The results may identify areas that need to be addressed by the customers. The Company's customer base is sufficiently diverse that the Company does not expect that the Year 2000 issues of a few customers will have a significant effect on the Company's business. The Company is also communicating information about its own readiness and the processes used in the Company's Year 2000 program to its customers.

         The Company is also compiling information about the Year 2000 capability of products to assist customers in identifying and evaluating their Year 2000 issues. The Company continues to obtain product "Year 2000 Readiness Information and / or Statements" from primary and secondary suppliers and vendor manufacturers. The Company's Year 2000 website contains links to the Year 2000 websites of the manufacturers of products sold by the Company. The manufacturers' websites generally contain the manufacturers' analysis of the capability of their products to handle the Year 2000. Where applicable, the Company is developing strategies to support customer migration to a Year 2000 solution. The Company is providing customer support and customer satisfaction services regarding Year 2000 issues and it is expected that these expenditures would continue into calendar Year 2000.

         To assess the extent, to which facilities are Year 2000 capable, the Company continues to make inquiries of its leased and owned facilities. Follow-up activities include new inquires for recently acquired and / or leased facilities and additional inquiries for incomplete or non-responsive replies. Each location relies on local private and governmental suppliers for electricity, water, sewer and other needed services and supplies. Failure of an electricity grid or an uneven supply of power would be a worst case scenario that would completely shut down the affected facilities. Electrical failure could also shut down airports and other transportation facilities. Since many of the Company's offices engage in similar activities and tasks, certain operations can be expanded to partially make up for capacity unavailable elsewhere during an electrical failure. Although overall capacity would be reduced it is not expected that the entire business operations would shut down due to the unavailability of one or two facilities.

         In January of l999, an external consulting corporation reviewed the Company's Year 2000 program and the Company continues to review and implement the applicable recommendations. The Company's Year 2000 program assumes the utilization of both internal and external resources and has been undertaken largely with existing personnel. In some instances, consultants have been engaged to provide specific assessment, remediation or other services.

         The Company estimates that costs related to the Year 2000 program will approximate $6.3 million. Expenditures through September 30, 1999 totaled $5.3 million of which approximately $2.0 million were for capital equipment.

         The Company believes it is taking reasonable steps to avoid interruption in the business, which may be caused by the Year 2000 changeover. However, program estimates relating to both costs and completion dates are based on current knowledge combined with numerous future assumptions that bear associated risks caused by the Year 2000 changeover, which may potentially position the Company at risk. The Company cannot guarantee that estimates will be achieved and actual results could differ materially from those anticipated. The worst case risks include, but are not limited to, inability to perform financial operations, failure of delivery from leading manufacturers or vendor services, inability to recover from a catastrophic disaster and the possible inability to retain appropriate qualified personnel. These events may result in increased costs caused by the implementation of manual operations, decreased sales related to the inability to deliver products or provide quality products, or the inability to complete the program no later than the estimated date of completion.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities

Litigation Act of 1995. Factors that might cause actual results to differ materially from those reflected in any forward looking statements include, but are not limited to (i) failure to close the contemplated $200.0 million investment by Cypress in the Company's participating shares, including the failure to obtain necessary consents and approvals, (ii) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (iii) any inability by the Company to refinance its outstanding debt in a timely fashion, (iv) any inability by the Company to procure or any inability by the Company to continue to gain access to and successfully distribute new, products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) (vi) business disruption resulting from year 2000 issues including unidentified noncompliance of technology, delays or difficulties in implementing new IT infrastructure, delays or difficulties in converting remaining systems and applications, and untimely third party completion of year 2000 compliance, (vii) the ultimate outcome and impact of the pending class action lawsuit or any other lawsuit,
(viii) any negative impact from the loss of any key upper management personnel,
(ix) any negative impact on the Company's financial condition or results of operations caused by the Euro conversion, (x) any significant assessment, pursuant to the review by the Internal Revenue Service (xi) fluctuations in foreign currencies and (xii) other risks including those risks identified in any of the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

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

         In February 1999, the Company was served with a complaint, filed in the United States District Court, Southern District of New York, alleging breach of contract, breach of duty of good faith and fair dealing, conversion and violation of the Uniform Commercial Code. More particularly, the plaintiffs allege that in December 1997, they attempted to sell approximately one million restricted American Depositary Shares at approximately $35.00 per share and that the Company and its attorneys wrongfully refused and/or unreasonably delayed in registering the transfer of the plaintiffs' restricted shares. The complaint further states that the plaintiffs were unable to complete the sale of shares and were later forced to sell the shares in February 1998 at approximately $17.00 per share. The plaintiffs are attempting to recover the difference from the Company and its attorneys. The Company filed its motion to dismiss the complaint on or about May 17, 1999. The Company has not received a ruling from the Court on its motion. This case is in the early stages and while the outcome of such litigation is impossible to predict, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

         The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business that will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual General Meeting of shareholders of Danka Business Systems PLC was held on October 19, 1999. At the meeting, the following actions were taken by the shareholders:

         1. David W. Kendall was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

               FOR                      199,164,853
               AGAINST                    8,225,430
               ABSTAINED                      3,259

         2. Larry K. Switzer, who was appointed during the course of the year, was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

               FOR                      202,440,176
               AGAINST                    4,683,139
               ABSTAINED                    270,227

         3. Brian L. Merriman, who was appointed during the course of the year, was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

               FOR                      202,433,451
               AGAINST                    4,689,864
               ABSTAINED                    270,227

         4. Michael B. Gifford, who was appointed during the course of the year, was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

               FOR                      206,318,398
               AGAINST                    1,071,885
               ABSTAINED                      3,259

         5. Richard C. Lappin, who was appointed during the course of the year, was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

               FOR                      206,194,336
               AGAINST                    1,195,947
               ABSTAINED                      3,259

         6. C. Anthony Wainwright, who was appointed during the course of the year, was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

               FOR                      206,182,579
               AGAINST                    1,207,704
               ABSTAINED                      3,259

         7. KPMG Audit Plc was appointed as the Company's auditors for fiscal year 2000, and the Board of Directors was authorized to fix the auditor's remuneration. The voting on the resolution was as follows:

               FOR                      205,995,286
               AGAINST                    1,394,997
               ABSTAINED                      3,259

         8. The Board of Directors of the Company was granted the authority to allot securities up to an aggregate nominal amount of (pound)950,282. The voting on the resolution was as follows:

               FOR                      198,580,685
               AGAINST                    8,809,598
               ABSTAINED                      3,259

         9. The Board of Directors of the Company was granted the authority to allot equity securities up to an aggregate nominal amount of (pound)570,170 without providing certain pre-emptive rights. The voting on the resolution was as follows:

               FOR                      176,135,658
               AGAINST                   31,254,625
               ABSTAINED                      3,259

         10. The Company was granted the authority to buy back up to 15% of its outstanding share capital. The voting on the resolution was as follows:

               FOR                      206,280,476
               AGAINST                    1,109,807
               ABSTAINED                      3,259

         11. Approval of the Company's amended 401 (k) U.S. Profit Sharing Plan to permit the Company to match employee contributions with shares of the Company stock:

               FOR                      182,730,812
               AGAINST                    9,878,519
               ABSTAINED                 14,784,211

         12. Approval of the Danka 1999 Share Option Plan was granted. The voting on the resolution was as follows:

               FOR                      181,855,078
               AGAINST                   11,021,221
               ABSTAINED                 14,517,243

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

 10.7*           Employment Agreement dated July 27, 1998 among Danka Office
                 Imaging Company and David P. Berg.

 10.8* Amendments dated February 2, 1999 to the Employment Agreement among the Company, Danka Business Systems PLC and David P.
                 Berg (original agreement dated July 27, 1998).

 10.9*           Change of Control Agreement dated November 6, 1998 among the
                 Company, Danka Business Systems PLC and David P. Berg.

 10.10*          Change of Control Agreement dated November 6, 1998 among the
                 Company, Danka Business Systems PLC and Larry K. Switzer.

 10.11*          Change of Control Agreement dated November 6, 1998 among the
                 Company, Danka Business Systems PLC and Brian L. Merriman.

 10.12*          Change of Control Agreement dated November 6, 1998 among the
                 Company, Danka Business Systems PLC and F. Mark Wolfinger.

 10.13           Amended and Restated Employment Agreement dated September 20,
                 1999 among the Company, Danka Business Systems PLC and Larry
                 K. Switzer (original agreement dated August 28, 1998 and amendment dated February 2, 1999).

 10.14           Amended and Restated Employment Agreement dated September 20,
                 1999 among the Company, Danka Business Systems PLC and Brian
                 L. Merriman (original agreement dated August 1, 1998 and amendment dated February 2, 1999).

 10.15           Distribution Agreement by and between Nexpress Solutions and
                 Danka Holding Company dated October 6, 1999.

 10.16           Distribution Agreement by and between Nexpress Solutions and
                 Danka Group B.V. dated October 6, 1999.

 27.1            Financial Data Schedule (for SEC purposes only)

         (b) Reports on Form 8-K:

         The Company filed a report on Form 8-K, the earliest event occurring on July 30, 1999, announcing the completion of the sale of Omnifax to Xerox Corporation for $45.0 million in cash.

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


                                          DANKA BUSINESS SYSTEMS PLC
                                          --------------------------
                                                  (Registrant)


Date: November 12, 1999                   /s/ F. MARK WOLFINGER
                                          ---------------------------------
                                          F. Mark Wolfinger, Executive Vice
                                          President and Chief Financial
                                          Officer (Principal Accounting
                                          Officer)