Form 10-Q
period 1999-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2000-02-14
CIK 894010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         _______________

         Commission file number:  0-20828

                           DANKA BUSINESS SYSTEMS PLC
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND                                                 98-0052869
------------------------------             -----------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

11201 DANKA CIRCLE NORTH
ST. PETERSBURG, FLORIDA                                    33716
----------------------------------------   ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 727-576-6003

                                 NOT APPLICABLE
          ------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The registrant had 233,714,838 Ordinary shares outstanding as of December 31, 1999.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

        Consolidated Statements of Operations for the three months ended
        December 31, 1999 and 1998 (Unaudited)                                3

        Consolidated Statements of Operations for the nine months ended
        December 31, 1999 and 1998 (Unaudited)                                4

        Condensed Consolidated Balance Sheets as of December 31, 1999
        (Unaudited) and March 31, 1999 (Audited)                              5

        Consolidated Statements of Cash Flows for the nine months
        ended December 31, 1999 and 1998 (Unaudited)                          6

        Consolidated Statements of Shareholders' Equity for the nine months
        ended December 31, 1999 and 1998 (Unaudited)                          7

        Notes to Consolidated Financial Statements (Unaudited)                8


   Item 2 -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       17

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 34
  Item 2 - Changes in Securities and Use of Proceeds                         34
  Item 3 - Defaults upon Senior Securities                                   35
  Item 4 - Submission of Matters to a Vote of Security Holders               36
  Item 5 - Other Information                                                 36
  Item 6 - Exhibits and Reports on Form 8-K                                  37

Signature                                                                    41

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per American Depositary Share ("ADS") amounts)

                                                                 FOR THE THREE MONTHS ENDED
                                                               ------------------------------
                                                               DECEMBER 31,      DECEMBER 31,
                                                                   1999              1998
------------------------------------------------------------    -----------      -----------
                                                                (UNAUDITED)      (UNAUDITED)
REVENUE:
Retail equipment sales                                          $   180,416      $   188,426
Retail service, supplies and rentals                                399,144          479,960
Wholesale                                                            34,925           55,488
----------------------------------------------------------      -----------      -----------
Total revenue                                                       614,485          723,874
----------------------------------------------------------      -----------      -----------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                      122,834          171,942
Special charges, cost of retail equipment sales                          --           47,191
Retail service, supplies and rental costs                           246,170          302,192
Special charges, retail service, supplies and rental costs               --           25,991
Wholesale costs of revenue                                           28,232           47,993
Selling, general and administrative expenses                        172,018          246,837
Special charges, general and administrative expenses                     --           17,000
Amortization of intangible assets                                     3,621            5,131
Write-off of goodwill and other long-lived assets                        --          107,858
Commitment to Kodak under R&D agreements                                 --           12,500
Restructuring charges                                                    --           38,174
----------------------------------------------------------      -----------      -----------
Total costs and operating expenses                                  572,875        1,022,809
----------------------------------------------------------      -----------      -----------
EARNINGS (LOSS) FROM OPERATIONS                                      41,610         (298,935)
Interest expense and other, net                                      27,878           21,923
----------------------------------------------------------      -----------      -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                  13,732         (320,858)
Provision (benefit) for income taxes                                  3,845          (46,849)
----------------------------------------------------------      -----------      -----------
NET EARNINGS (LOSS)                                             $     9,887      $  (274,009)
==========================================================      ===========      ===========

BASIC EARNINGS (LOSS) PER ADS:
  Net earnings (loss) per ADS                                   $      0.17      $     (4.82)
  Weighted average ADSs                                              57,936           56,896

DILUTED EARNINGS (LOSS) PER ADS:
  Net earnings (loss) per ADS                                   $      0.16      $     (4.82)
  Weighted average ADSs                                              62,114           56,896


         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)

                                                                FOR THE NINE MONTHS ENDED
                                                               -----------------------------
                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1999            1998
------------------------------------------------------------   ------------    -------------
                                                               (UNAUDITED)      (UNAUDITED)
REVENUE:

Retail equipment sales                                          $  526,897       $  587,091
Retail service, supplies and rentals                             1,264,793        1,458,825
Wholesale                                                           88,783          177,201
------------------------------------------------------------    ----------       ----------
Total revenue                                                    1,880,473        2,223,117
------------------------------------------------------------    ----------       ----------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                     369,387          462,193
Special charges, cost of retail equipment sales                         --           47,191
Retail service, supplies and rental costs                          761,853          908,915
Special charges, retail service, supplies and rental costs              --           25,991
Wholesale costs of revenue                                          70,672          149,662
Selling, general and administrative expenses                       551,095          691,402
Special charges, general and administrative expenses                    --           17,000
Amortization of intangible assets                                   10,705           15,510
Write-off of goodwill and other long-lived assets                       --          107,858
Commitment to Kodak under R&D agreements                                --           37,500
Restructuring charges                                                   --           38,174
------------------------------------------------------------    ----------       ----------
Total costs and operating expenses                               1,763,712        2,501,396
------------------------------------------------------------    ----------       ----------
EARNINGS (LOSS) FROM OPERATIONS                                    116,761        (278,279)
Interest expense and other, net                                     76,638           55,867
------------------------------------------------------------    ----------       ----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                 40,123        (334,146)
Provision (benefit) for income taxes                                11,234         (51,793)
------------------------------------------------------------    ----------       ----------
NET EARNINGS (LOSS)                                             $   28,889       $(282,353)
============================================================    ==========       ==========

BASIC EARNINGS (LOSS) PER ADS:
  Net earnings (loss) per ADS                                   $     0.50       $   (4.96)
  Weighted average ADSs                                             57,324           56,881

DILUTED EARNINGS (LOSS) PER ADS:
  Net earnings (loss) per ADS                                   $     0.49           (4.96)
  Weighted average ADSs                                             59,137           56,881


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                          DECEMBER 31,       MARCH 31,
                                                                              1999             1999
---------------------------------------------------------------------     -------------    ------------
                                                                          (UNAUDITED)       (AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $    78,758       $    66,095
Accounts receivable, net                                                       551,889           571,470
Inventories                                                                    343,338           356,139
Prepaid expenses, deferred income taxes
     and other current assets                                                   60,552            56,951
Assets of business held for sale                                                    --            62,791
---------------------------------------------------------------------      -----------       -----------
TOTAL CURRENT ASSETS                                                         1,034,537         1,113,446
Equipment on operating leases, net                                             228,396           264,625
Property and equipment, net                                                     94,612            92,963
Intangible assets, net                                                         317,936           337,441
Deferred income taxes and other assets                                          82,326            96,667
---------------------------------------------------------------------      -----------       -----------
TOTAL ASSETS                                                               $ 1,757,807       $ 1,905,142
=====================================================================      ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable                     $    93,138       $    89,732
Accounts payable                                                               174,768           162,294
Accrued expenses and other current liabilities                                 236,319           333,446
Deferred revenue                                                                46,225            51,818
Liabilities of business held for sale                                               --            17,240
---------------------------------------------------------------------      -----------       -----------
TOTAL CURRENT LIABILITIES                                                      550,450           654,530
6.75% convertible subordinated notes                                           200,000           200,000
Long-term debt and notes payable, less current maturities                      572,735           852,415
Other long-term liabilities                                                     27,369            27,033
---------------------------------------------------------------------      -----------       -----------
TOTAL LIABILITIES                                                            1,350,554         1,733,978
---------------------------------------------------------------------      -----------       -----------
6.50% CONVERTIBLE PARTICIPATING SHARES - REDEEMABLE:
$1.00 stated value; 500,000 authorized; 218,000
    issued and outstanding                                                     204,630                --
                                                                           -----------       -----------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
    authorized; 233,714,838 issued and outstanding                               4,875             4,758
Additional paid-in capital                                                     314,808           304,436
Retained earnings (deficit)                                                    (45,015)          (72,815)
Accumulated other comprehensive income (loss)                                  (72,045)          (65,215)
---------------------------------------------------------------------      -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                     202,623           171,164
---------------------------------------------------------------------      -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 1,757,807       $ 1,905,142
=====================================================================      ===========       ===========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                               FOR THE NINE MONTHS ENDED
                                                                              ----------------------------
                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                  1999           1998
------------------------------------------------------------------------      ------------    -----------
                                                                              (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net earnings (loss)                                                            $  28,889       $(282,353)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                                 119,790         129,130
   Loss on sale of property and equipment and
      equipment on operating leases                                                8,383           4,776
   Proceeds from sale of rental equipment                                         11,208          26,162
   Restructuring and other special charges                                            --         236,214
   Loss on sale of Omnifax business                                                2,061              --
   Changes in assets and liabilities:
      Accounts receivable                                                         10,237          38,476
      Inventories                                                                 14,319          47,470
      Prepaid expenses, deferred income taxes
            and other current assets                                              (8,299)          8,984
      Other noncurrent assets                                                     12,650          19,958
      Accounts payable                                                            35,695        (120,796)
      Accrued expenses                                                          (110,481)        (56,441)
      Deferred revenue                                                            (5,604)         (4,599)
      Other long-term liabilities                                                 (1,007)        (73,239)
-------------------------------------------------------------------------      ---------       ---------
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES                              117,841         (26,258)
-------------------------------------------------------------------------      ---------       ---------
INVESTING ACTIVITIES
Capital expenditures                                                             (95,114)       (156,635)
Proceeds from sale of property and equipment                                       1,377           2,955
Proceeds from sale of Omnifax business                                            45,000              --
Payment for purchase of subsidiaries                                                (809)         (1,534)
-------------------------------------------------------------------------      ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                            (49,546)       (155,214)
-------------------------------------------------------------------------      ---------       ---------
FINANCING ACTIVITIES
Net (payments) borrowings under line of credit agreements                       (251,771)        201,415
Principal payments on other long-term debt                                        (4,035)         (2,726)
Proceeds from stock options exercised                                                 87             251
Capital contributions                                                            204,630              --
Dividends                                                                             --          (5,952)
-------------------------------------------------------------------------      ---------       ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (51,089)        192,988
-------------------------------------------------------------------------      ---------       ---------
EFFECT OF EXCHANGE RATES                                                          (4,543)            485
-------------------------------------------------------------------------      ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         12,663          12,001
Cash and cash equivalents, beginning of period                                    66,095          34,653
-------------------------------------------------------------------------      ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  78,758       $  46,654
=========================================================================      =========       =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
(IN THOUSANDS)
(UNAUDITED)

                                               ADDITIONAL                     CURRENCY
                                    ORDINARY    PAID-IN        RETAINED      TRANSLATION
                                     SHARES     CAPITAL        EARNINGS      ADJUSTMENT         TOTAL
-------------------------------   ------------ -----------   ------------    ------------   ------------
BALANCES AT MARCH 31, 1999        $   4,758    $ 304,436     $  (72,815)    $   (65,215)    $   171,164

Net earnings                                                     28,889                          28,889

Currency translation adjustment                                                  (6,830)         (6,830)
                                                                                              ---------

     Comprehensive income                                                                        22,059

Shares issued under employee
      stock and options plans           117        9,283                                          9,400

Beneficial conversion of
      participating shares                         1,089           (1,089)                             --

-------------------------------   ---------    ---------     ------------   -----------     -------------
BALANCES AT DECEMBER 31, 1999     $   4,875    $ 314,808     $    (45,015)  $   (72,045)    $     202,623
===============================   =========    =========     ============   ===========     =============

                                                               ADDITIONAL      CURRENCY
                                    ORDINARY     PAID-IN        RETAINED      TRANSLATION
                                     SHARES      CAPITAL        EARNINGS       ADJUSTMENT       TOTAL
-------------------------------   ------------ -----------   --------------  -------------- -------------
BALANCES AT MARCH 31, 1998        $   4,746    $ 304,197     $    227,917    $   (56,553)     $   480,307

Net loss                                                         (282,353)                       (282,353)

Currency translation adjustment                                                      818              818
                                                                                               ----------

      Comprehensive loss                                                                         (281,535)

Dividends                                                          (5,952)                          (5,952)

Shares issued under employee
      stock and options plans             12          239                                             251

-------------------------------     ---------    ---------       ---------      ---------       ---------
BALANCES AT DECEMBER 31, 1998       $   4,758    $ 304,436       $ (60,388)     $ (55,735)      $ 193,071
===============================     =========    =========       =========      =========       =========

     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of December 31, 1999, consolidated statements of operations for the three months and nine months ended December 31, 1999 and 1998, the consolidated statements of shareholders' equity for the nine months ended December 31, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended December 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's (the "Company") Annual Report for the year ended March 31, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation (See Note 9 for fiscal 1999 quarterly statements of operations which reflect such reclassifications).


NOTE 2. RESTRUCTURING CHARGES

FISCAL 1999 CHARGE:

         The Company recorded pre-tax restructuring charges totaling $42.7 million for the third and fourth quarters of fiscal 1999. The restructuring charges were related to the Company's worldwide cost reduction program initiated in the third quarter of fiscal 1999 with the goal of reducing selling, general and administrative expenses and improving profitability. The restructuring charges were for headcount reductions, the elimination of excess facilities and the write-down of assets. The Company has substantially completed the planned reduction of 1,400 positions. Generally, severance is paid out to individuals over a period of time rather than one lump sum payment. The lease obligations relating to the closure of 60 facilities are expected to continue beyond the year 2001. Unutilized accruals of $1.9 million relating to fiscal 1998 and 1997 restructuring charges were adjusted during the third quarter of fiscal 1999, resulting in a net charge of $40.8 million for the twelve months ended March 31, 1999. The following table summarizes the restructuring charge and related cash outlays:

1999 RESTRUCTURING CHARGE:

                                       ---------------------------------------------------------------
                                        TOTAL                             THIRD QTR.
                                       FISCAL    RESERVE AT    THIRD QTR.   OTHER        RESERVE AT
                                         1999     SEPT. 30,      CASH      NON-CASH      DECEMBER 31,
     (in 000's)                        EXPENSE      1999        OUTLAYS     CHANGES          1999
                                      ----------------------------------------------------------------
Severance                              $ 19,820   $  4,903     ($ 2,230)      --          $  2,673

Future lease obligations on facility
       Closures                          19,790     13,960       (1,426)      --            12,534
Write-off of leasehold improvements
       on facility closures               3,084         --         --         --                 --
                                       --------   --------     --------   ------          --------
Total restructuring charge             $ 42,694   $ 18,863     ($ 3,656)      --          $ 15,207
                                       --------   --------     --------   ------          --------

FISCAL 1997 RESTRUCTURING CHARGE:

         In December 1996, the Company recorded a $35.0 million pre-tax restructuring charge, related to the integration of the Office Imaging division acquired from Kodak and the related transition to the Company's Market Based Approach in North America. As of December 31, 1999, approximately $3.8 million remained in accrued liabilities, primarily for lease obligations for the closure of duplicate facilities. Cash outlays relating to these facility closures for the three months ended December 31, 1999 totaled $0.4 million.

NOTE 3. 6.50% SENIOR CONVERTIBLE PARTICIPATING SHARES

         On December 17, 1999, the Company completed $218.0 million in investments for an aggregate 218,000 new 6.50% senior convertible participating shares of Danka Business Systems PLC. Equity funds managed by affiliates of The Cypress Group LLC ("Cypress") invested $200.0 million in 200,000 new convertible participating shares of Danka. In addition, The Prudential Assurance Company Limited ("Prudential"), a subsidiary of Prudential Corporation plc, invested $18.0 million for an additional 18,000 new shares of the same issue. The net proceeds to the Company for the share subscription by Cypress and Prudential totaled approximately $204.6 million, after deducting estimated transaction expenses. Eighty-five percent (85%) of the net proceeds, or approximately $174.0 million, of the share subscription was used to make a required repayment of Danka's existing bank indebtedness and the remainder will be used for general corporate purposes.

         The new participating shares are entitled to dividends equal to the greater of 6.50% per annum and ordinary share dividends on an as converted basis. Dividends will be paid in the form of additional participating shares for the first five years. The participating shares are convertible into ordinary shares at a conversion price of $3.125 per Ordinary Share (equal to $12.50 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The new issued participating shares (218,000) have voting rights on an as converted basis, initially corresponding to approximately 23% of the total voting power of the Company's capital stock. The terms of the participating shares are set out in full in the articles of association of the Company, which were adopted at the extraordinary general meeting of its shareholders on December 17, 1999. Details of the terms of the shares are also included in the circular sent to Danka's shareholders and the proxy statement sent to Danka's U.S. shareholders and American Depositary shareholders on November 24, 1999.

         On or after December 17, 2003, and prior to December 17, 2010, the Company has the option to redeem the participating shares, in whole but not in part and subject to compliance with applicable laws, for cash at the greater of
(a) the redemption price per share as set out in the table below (based on the liquidation return per participating share described below) and (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. Instead of redemption in cash at the price set out in (b) above, the Company may decide to convert the participating shares into the number of Ordinary Shares into which they are convertible.

                                           PERCENTAGE OF
            YEAR                         LIQUIDATION RETURN
            ------------------------------------------------------
            2003-2004                         103.250%
            2004-2005                         102.167%
            2005-2006                         101.083%
            2006 and thereafter               100.000%

         In the event of liquidation of the Company, participating shareholders shall be entitled to receive a distribution equal to the greater of (a) the liquidation return per share (initially $1,000 and subject to upward adjustment on certain default events by the Company) plus any accumulated and unpaid dividends accumulating from the most recent dividend date, and (b) the amount that would have been payable on each participating share if it had been converted into Ordinary Shares.

         If by December 17, 2010, the participating shares have not been converted or otherwise redeemed by the Company, the Company is required, subject to compliance with applicable laws, to redeem the participating shares for cash at the greater of (a) the then liquidation value and (b) the then market value of the Ordinary Shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. Instead of redemption in cash at the price set out in (b) above, the Company may decide to convert the participating shares into the number of Ordinary Shares into which they are convertible.

NOTE 4. EARNINGS PER SHARE

         The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per ADS computations for the three months and nine months ended December 31, 1999 and 1998:



                                           FOR THE THREE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                DECEMBER 31, 1999                         DECEMBER 31, 1998
                                     ---------------------------------------  -----------------------------------------
(In 000's except per share amounts)    INCOME        SHARES      PER-SHARE    INCOME (LOSS)     SHARES       PER-SHARE
                                     (NUMERATOR)  (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                     ----------- -------------  -----------  -----------------------------------------
     Net earnings (loss)               $9,887                                  ($274,009)

BASIC EARNINGS (LOSS) PER ADS:
  Income available to shareholders      9,887        57,936      $   0.17       (274,009)        56,896       ($4.82)
                                                                 ========                                    =======
EFFECT OF DILUTIVE SECURITIES:
  6.5% convertible participating                      2,843                                         --
   shares
  Stock options                                       1,335                                         --
                                                  ---------                                    -------
DILUTED EARNINGS (LOSS) PER ADS:
  Income available to shareholders
       Plus assumed conversion       $  9,887        62,114      $   0.16       ($274,009)       56,896       ($4.82)
                                     ========     =========      ========        ========        =======       =====


                                           FOR THE NINE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                DECEMBER 31, 1999                         DECEMBER 31, 1998
                                     ---------------------------------------  -----------------------------------------
(In 000's except per share amounts)    INCOME        SHARES      PER-SHARE    INCOME (LOSS)     SHARES       PER-SHARE
                                     (NUMERATOR)  (DENOMINATOR)    AMOUNT      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                     ----------- -------------  -----------  -----------------------------------------
     Net earnings (loss)              $28,889                                  ($282,353)

BASIC EARNINGS (LOSS) PER ADS:
  Income available to shareholders     28,889        57,324      $   0.50       (282,353)        56,881       ($4.96)
                                                                 ========                                    =======
EFFECT OF DILUTIVE SECURITIES:
  6.5% convertible participating                        951                                         --
   shares
  Stock options                                         862                                         --
                                                  ---------                                     -------
DILUTED EARNINGS (LOSS) PER ADS:
  Income available to shareholders
       Plus assumed conversion       $ 28,889        59,137      $   0.49       ($282,353)       56,881       ($4.96)
                                     ========     =========      ========        ========       ========       =====



         The effect of the Company's $200.0 million of 6.75% Convertible Subordinated Notes are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 1999 and 1998 because they are not dilutive.

NOTE 5. SEGMENT REPORTING

         The Company's reportable segments include Danka Americas, Danka International and Danka Services International (DSI). Danka Americas distributes photocopiers, facsimiles and other related office imaging equipment together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. Danka International distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and other related office imaging equipment on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional operations in Australia and New Zealand. DSI is the Company's worldwide document outsourcing business, which provides a wide range of document management solutions, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations, document archiving and retrieval services and document management consulting. The Company measures segment performance as earnings from operations, which is defined as earnings before interest expense and other, net and income taxes, as shown on the Company's consolidated statements of operations. Other items are shown for purposes of reconciling to the Company's total consolidated amounts as shown in the following tables for the three and nine months ended December 31, 1999 and 1998:


                                                                         DANKA
                                            DANKA         DANKA         SERVICES                 CONSOLIDATED
THREE MONTHS ENDED DECEMBER 31             AMERICAS    INTERNATIONAL  INTERNATIONAL     OTHER         TOTAL
-----------------------------------------------------------------------------------------------------------------
(in 000's)
1999
Total revenue                             $333,707       $209,340        $71,438            --      $614,485
Earnings (loss) from operations             30,230          6,236          6,964       ($1,820)       41,610
Interest expense & other, net                                                           27,878        27,878
Provision for income taxes                                                               3,845         3,845
Net earnings                                                                                           9,887

-----------------------------------------------------------------------------------------------------------------
1998
Total revenue                             $404,647       $247,357        $71,870            --      $723,874
Earnings (loss) from operations before
 restructuring and other special
 charges                                   (53,934)         5,018          8,192      ($21,997)     (298,935)
Restructuring and other special charges                                                236,214       236,214
Interest expense & other, net                                                           21,923        21,923
Provision (benefit) for income taxes                                                   (46,849)      (46,849)
Net loss                                                                                            (274,009)

                                       12



                                                                          DANKA
                                            DANKA          DANKA         SERVICES                 CONSOLIDATED
NINE MONTHS ENDED DECEMBER 31              AMERICAS    INTERNATIONAL  INTERNATIONAL     OTHER         TOTAL
-----------------------------------------------------------------------------------------------------------------
(in 000's)
1999
Total revenue                              $1,042,918        $626,863       $210,692         --       $1,880,473
Earnings (loss) from operations                89,933          19,759         19,276   ($12,207)         116,761
Interest expense & other, net                                                            76,638           76,638
Provision for income taxes                                                               11,234           11,234
Net earnings                                                                                              28,889

-----------------------------------------------------------------------------------------------------------------
1998
Total revenue                              $1,300,550        $714,500       $208,067         --       $2,223,117
Earnings (loss) from operations before
  Restructuring and other special
  charges                                     (39,516)         22,209         21,470   ($46,228)         (42,065)
Restructuring and other special charges                                                 236,214          236,214
Interest expense & other, net                                                            55,867           55,867
Provision (benefit) for income taxes                                                    (51,793)         (51,793)
Net loss                                                                                                (282,353)


NOTE 6. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the three months ended December 31, 1999 and 1998 was $4.8 million and ($278.0) million, respectively.


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

         In February 1999, the Company was served with a complaint, filed in the United States District Court, Southern District of New York, alleging breach of contract, breach of duty of good faith and fair dealing, conversion and violation of the Uniform Commercial Code. More particularly, the plaintiffs allege that in December 1997, they attempted to sell approximately one million restricted American Depositary Shares at approximately $35.00 per share and that the Company and its attorneys wrongfully refused and/or unreasonably delayed in registering the transfer of the plaintiffs' restricted shares. The complaint further states that the plaintiffs were unable to complete the sale of shares and were later forced to sell the shares in February 1998 at approximately $17.00 per share. The plaintiffs are attempting to recover the difference from the Company and its attorneys. The Company filed its motion to dismiss the complaint on or about May 17, 1999. The Company has not received a ruling from the Court on its motion. This case is in the early stages and while it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and is vigorously defending the lawsuit.

         The Company is subject to other legal proceedings and claims, which arise, in the ordinary course of its business that will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

NOTE 9. RECLASSIFICATIONS

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

                                                 THREE       THREE        THREE        THREE        TWELVE
                                                MONTHS       MONTHS       MONTHS      MONTHS        MONTHS
                                                 ENDED       ENDED        ENDED        ENDED        ENDED
                                               JUNE 30,    SEPT. 30,     DEC. 31,    MARCH 31,    MARCH 31,
(in 000's)                                       1998         1998         1998        1999          1999
------------------------------------------------------------------------------------------------ -------------
REVENUE:
Retail equipment sales                         $194,668     $203,997     $188,426    $168,394       $755,485
Retail service, supplies and rentals            502,547      476,318      479,960     461,996      1,920,821
Wholesale                                        68,184       53,529       55,488      43,713        220,914
------------------------------------------------------------------------------------------------------------
Total revenue                                   765,399      733,844      723,874     674,103      2,897,220
------------------------------------------------------------------------------------------------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                  141,065      149,186      171,942     122,286        584,479
Special charges, cost of retail equipment
 sales                                               --           --       47,191     (16,482)        30,709
Retail service, supplies and rental costs       302,084      304,639      302,192     279,412      1,188,327
Special charges, retail service,
 supplies & rental costs                             --           --       25,991       1,153         27,144
Wholesale costs of revenue                       57,750       43,919       47,993      39,599        189,261
Special charges, wholesale costs                     --           --           --         514            514
Selling, general and administrative expenses    223,225      221,340      246,837     228,495        919,897
Special charges, general and administrative
 expenses                                            --           --       17,000        (195)        16,805
Amortization of intangible assets                 5,372        5,007        5,131       4,204         19,714
Write-off of goodwill and other long-lived
 assets                                              --           --      107,858       1,616        109,474
Commitment to Kodak under R&D agreements         12,500       12,500       12,500      15,934         53,434
Restructuring charges                                --           --       38,174       2,644         40,818
-------------------------------------------------------------------------------------------------------------
Total costs and operating expenses              741,996      736,591    1,022,809     679,180      3,180,576
-------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FROM OPERATIONS                  23,403       (2,747)    (298,935)     (5,077)      (283,356)
Interest expense and other, net                  15,424       18,520       21,923      18,330         74,197
------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES               7,979      (21,267)    (320,858)    (23,407)      (357,553)
Provision (benefit) for income taxes              2,968       (7,912)     (46,849)    (10,980)       (62,773)
-------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                              $5,011     ($13,355)   ($274,009)   ($12,427)     ($294,780)
==============================================================================================================

         The following table reflects the percentage of total revenue represented by each item for the reclassified statements of operations for each of the quarters and fiscal year represented by the twelve month period ended March 31, 1999:

                                                THREE        THREE         THREE         THREE         TWELVE
                                               MONTHS        MONTHS        MONTHS        MONTHS        MONTHS
                                                ENDED        ENDED         ENDED         ENDED          ENDED
                                              JUNE 30,      SEPT. 30      DEC. 31,      MARCH 31,     MARCH 31,
(As a percentage of total revenue)              1998          1998          1998          1999          1999
------------------------------------------------------------------------------------------------------------------
REVENUE:
Retail equipment sales                           25.4 %       27.8 %        26.0 %        25.0 %        26.1 %
Retail service, supplies and rentals             65.7         64.9          66.3          68.5          66.3
Wholesale                                         8.9          7.3           7.7           6.5           7.6
------------------------------------------------------------------------------------------------------------------
Total revenue                                   100.0        100.0         100.0         100.0         100.0
------------------------------------------------------------------------------------------------------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                   18.4         20.3          23.8          18.1          20.2
Special charges, cost of retail equipment
 sales                                             --           --           6.5          (2.4)          1.1
Retail service, supplies and rental costs        39.5         41.5          41.7          41.4          41.0
Special charges, retail service, supplies &
 rental costs                                      --           --           3.6           0.2           0.9
Wholesale costs of revenue                        7.5          6.0           6.6           5.9           6.5
Special charges, wholesale costs                   --           --            --           0.1            --
Selling, general and administrative expenses     29.2         30.2          34.1          33.9          31.8
Special charges, general and administrative
 expenses                                          --           --           2.3            --           0.6
Amortization of intangible assets                 0.7          0.7           0.7           0.6           0.7
Write-off of goodwill and other long-lived
 assets                                            --           --          14.9           0.2           3.8
Commitment to Kodak under R&D agreements          1.6          1.7           1.7           2.4           1.8
Restructuring charges                              --           --           5.3           0.4           1.4
------------------------------------------------------------------------------------------------------------------
Total costs and operating expenses               96.9         100.4        141.3         100.8         109.8
------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) FROM OPERATIONS                   3.1          (0.4)       (41.3)         (0.8)         (9.8)
Interest expense and other, net                   2.0           2.5          3.0           2.7           2.5
------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES               1.1          (2.9)       (44.3)         (3.5)         (12.3)
Provision (benefit) for income taxes              0.4          (1.1)        (6.4)         (1.7)          (2.1)
------------------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                               0.7 %        (1.8) %     (37.9) %       (1.8) %       (10.2) %
==================================================================================================================

         The following tables reflect the gross profit margins for the reclassified statements of operations for each of the quarters and fiscal year represented by the twelve month period ended March 31, 1999. The tables present the gross profit margins both before and after special charges taken during the third and fourth quarters of fiscal 1999.

AFTER SPECIAL CHARGES:

Retail equipment sales                        27.5 %    26.9 %  (16.3) %  37.2 %   18.6 %
Retail service, supplies and rentals          39.9      36.0     31.6      39.3    36.7
Wholesale                                     15.3      18.0     13.5      8.2     14.1
--------------------------------------------------------------------------------------------
Combined gross profit                         34.6      32.2     17.8      36.7    30.3
--------------------------------------------------------------------------------------------


BEFORE SPECIAL CHARGES:

Retail equipment sales                        27.5 %    26.9 %    8.7 %    27.4 %  22.6 %
Retail service, supplies and rentals          39.9      36.0     37.0      39.5    38.1
Wholesale                                     15.3      18.0     13.5       9.4    14.3
--------------------------------------------------------------------------------------------
Combined gross profit                         34.6      32.2     27.9      34.5    32.3
--------------------------------------------------------------------------------------------

                                       16

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

         Danka Business Systems PLC together with its Subsidiaries ("Danka" or the "Company") is one of the world's largest independent suppliers of photocopiers and other related office imaging equipment. The Company primarily markets these products and related services, parts and supplies on a direct basis to retail customers. The Company principally distributes the products of Canon, Heidelberg, Ricoh and Toshiba. It also distributes Konica and Minolta products in certain markets. In addition, the Company markets private label photocopiers and facsimile machines and related supplies on a direct basis under the Company's Infotec trademark. The Company also markets photocopiers and related parts and supplies on a wholesale basis to independent dealers through its international operations.

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

THE COMPARISON ANALYSIS IS BASED ON THE COMPANY'S RESULTS BEFORE THE EFFECT OF RESTRUCTURING AND OTHER SPECIAL CHARGES, WHICH OCCURRED DURING THE QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1998. BELOW IS A SUMMARY OF THE SPECIAL CHARGES. REFER TO NOTE 2 ON PAGE 8 FOR DETAILS ON THE RESTRUCTURING CHARGE. TO REVIEW THE EFFECTS OF SUCH CHARGES ON THE COMPANY'S OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1998, REFER TO THE TABLES ON PAGES 19-21
 .

SPECIAL CHARGES (PRE-TAX):


                                                                      -------------------
                                                                        THREE AND NINE
 (in thousands)                                                          MONTHS ENDED
                                                                      DECEMBER 31, 1998
                                                                     -------------------
Special charges to cost of retail equipment (1):
   Kodak equipment valuations                                            $    46,059
   Write-off of other assets                                                   1,132
                                                                         -----------
   Total                                                                      47,191

Special charges to cost of retail service, supplies and rentals (2):
   Write-off of terminated Kodak agreements                                   23,991
   Write-off of other assets                                                   2,000
                                                                         -----------
   Total                                                                      25,991

Special charges to selling, general and administrative expenses (3):
   Write-off of terminated Kodak agreements                                   15,000
   Write-off of other assets                                                   2,000
                                                                         -----------
   Total                                                                      17,000

FAS 121 impairment of long-lived assets (4)                                  107,858

                                                                         -----------
Total special charges                                                    $   198,040
                                                                         ===========

(1) Special charges to the cost of retail equipment sales primarily consisted of $46.1 million for a decline in the estimated market value of the Company's Kodak branded inventory as well as additional amounts related to the termination of certain agreements between the Company and Kodak. See
     (2) below for the note on termination of agreements.
(2) Special charges to the cost of retail service, supplies and rentals primarily consisted of $24.0 million for the write-off of terminated Supply Agreements between the Company and Kodak. On December 17, 1998, the Company announced the termination of its Research and Development Agreement with Kodak, as well as the termination of certain supply and other agreements that required the Company to make minimum purchases of equipment from Kodak
(3) Special charges to selling, general and administrative expenses primarily consisted of $15.0 million for the write-off of certain terminated agreements between the Company and Kodak. See (2) above for the note on termination of agreements.
(4) In connection with the Company's restructuring plan implemented in December 1998, the Company reviewed its investment in goodwill and other long-lived assets for impairment. The Company determined that based on changes in the business environment and an analysis of projected cash flows, the carrying amount of goodwill and other long-lived assets, primarily in the U.S. and Canada, would not be recoverable. The resulting impairment necessitated a write-down of $107.9 million, which is comprised of $89.5 million in the U.S. and $18.4 million in Canada.

         The following tables set forth for the periods indicated the dollar amounts and percentage of total revenue represented by certain items in the Company's Consolidated Statements of Operations before and after restructuring and other special charges which occurred during the three and nine months ended December 31, 1998:

AFTER RESTRUCTURING AND OTHER SPECIAL CHARGES:

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     DECEMBER 31,               DECEMBER 31,
DOLLAR AMOUNTS IN MILLIONS
                                                   1999         1998         1999           1998
                                                   ----         ----         ----           ----
Revenue:
Retail equipment sales..........................  $  180.4    $  188.4     $    526.9    $    587.1
Retail service, supplies and rentals............     399.2       480.0        1,264.8       1,458.8
Wholesale.......................................      34.9        55.5           88.8         177.2
                                                  --------    --------     ----------    ----------
     Total revenue..............................     614.5       723.9        1,880.5       2,223.1
Cost of revenue.................................     397.3       595.3        1,201.9       1,593.9
                                                  --------    --------     ----------    ----------
Gross profit....................................     217.2       128.6          678.6         629.2
Selling, general and administrative expenses....     172.0       263.8          551.1         708.4
Amortization of intangible assets...............       3.6         5.1           10.7          15.5
Write-off of goodwill and long-lived assets.....      --         107.9           --           107.9
Commitment to Kodak under R&D agreements........      --          12.5           --            37.5
Restructuring charges...........................      --          38.2           --            38.2
                                                  --------    --------     ----------    ----------
     Earnings (loss) from operations............      41.6      (298.9)         116.8        (278.3)
Interest expense and other, net.................      27.9        21.9           76.6          55.8
                                                  --------    --------     ----------    ----------
     Earnings (loss) before income taxes........      13.7      (320.8)          40.1        (334.1)
Provision (benefit) for income taxes............       3.8       (46.8)          11.2         (51.8)
                                                  --------    --------     ----------    ----------
     Net earnings (loss)........................  $    9.9    ($ 274.0)    $     28.9    ($   282.3)
                                                  ========    ========     ==========    ==========


                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    DECEMBER 31,                DECEMBER 31,
PERCENTAGE OF TOTAL REVENUE
                                                   1999         1998         1999        1998
                                                   ----         ----         ----        ----
Revenue:
  Retail equipment sales........................     29.4 %     26.0 %       28.0 %      26.4 %
  Retail service, supplies and rentals..........     65.0       66.3         67.3        65.6
  Wholesale.....................................      5.6        7.7          4.7         8.0
                                                   ------     ------       ------      ------
      Total revenue.............................    100.0      100.0        100.0       100.0
Cost of revenue.................................     64.6       82.2         63.9        71.7
                                                   ------     ------       ------      ------
Gross profit....................................     35.4       17.8         36.1        28.3
Selling, general and administrative expenses....     28.0       36.4         29.3        31.9
Amortization of intangible assets...............      0.6        0.7          0.6         0.7
Write-off of goodwill and long-lived assets.....       --       14.9           --         4.9
Commitment to Kodak under R&D agreements........       --        1.7           --         1.7
Restructuring charges...........................       --        5.3           --         1.6
                                                   ------     -------      ------      ------
      Earnings (loss) from operations...........      6.8      (41.3)         6.2       (12.5)
Interest expense and other, net.................      4.6        3.0          4.1         2.5
                                                   ------     ------       ------      ------
      Earnings (loss) before income taxes.......      2.2      (44.3)         2.1       (15.0)
Provision (benefit) for income taxes............      0.6       (6.4)         0.6        (2.3)
                                                   ------     ------       ------      ------
      Net earnings (loss).......................      1.6 %    (37.9) %       1.5 %     (12.7) %
                                                   ======     ======       ======      ======

     BEFORE RESTRUCTURING AND OTHER SPECIAL CHARGES:


                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   DECEMBER 31,               DECEMBER 31,
     DOLLAR AMOUNTS IN MILLIONS
                                                                  1999          1998       1999           1998
                                                                  ----          ----       ----           ----
Revenue:
  Retail equipment sales....................................    $  180.4    $  188.4     $    526.9    $    587.1
  Retail service, supplies and rentals......................       399.2       480.0        1,264.8       1,458.8
  Wholesale.................................................        34.9        55.5           88.8         177.2
                                                                --------    --------     ----------    ----------
      Total revenue.........................................       614.5       723.9        1,880.5       2,223.1
Cost of revenue.............................................       397.3       522.2        1,201.9       1,520.8
                                                                --------    --------     ----------    ----------
Gross profit................................................       217.2       201.7          678.6         702.3
Selling, general and administrative expenses................       172.0       246.8          551.1         691.4
Amortization of intangible assets...........................         3.6         5.1           10.7          15.5
Commitment to Kodak under R&D agreements....................          --        12.5             --          37.5
Restructuring charges.......................................          --          --             --            --
                                                                --------    --------     ----------    ----------
      Earnings (loss) from operations.......................        41.6       (62.7)         116.8         (42.1)
Interest expense and other, net.............................        27.9        21.9           76.6          55.8
                                                                --------    --------     ----------    ----------
      Earnings (loss) before income taxes...................        13.7       (84.6)          40.1         (97.9)
Provision (benefit) for income taxes........................         3.8        (4.7)          11.2          (9.7)
                                                                --------    --------     ----------    ----------
      Net earnings (loss)...................................    $    9.9    ($  79.9)    $     28.9    ($    88.2)
                                                                ========    ========     ==========    ==========



                                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                      DECEMBER 31,            DECEMBER 31,
     PERCENTAGE OF TOTAL REVENUE
                                                                    1999        1998        1999       1998
                                                                    ----        ----        ----       ----
Revenue:
  Retail equipment sales........................................    29.4 %     26.0 %      28.0 %      26.4 %
  Retail service, supplies and rentals..........................    65.0       66.3        67.3        65.6
  Wholesale.....................................................     5.6        7.7         4.7         8.0
                                                                   -----      -----       -----       -----
      Total revenue.............................................   100.0      100.0       100.0       100.0
Cost of revenue.................................................    64.6       72.1        63.9        68.4
                                                                   -----      -----       -----       -----
Gross profit....................................................    35.4       27.9        36.1        31.6
Selling, general and administrative expenses....................    28.0       34.2        29.3        31.1
Amortization of intangible assets...............................     0.6        0.7         0.6         0.7
Commitment to Kodak under R&D agreements........................      --        1.7          --         1.7
Restructuring charges...........................................      --         --          --          --
                                                                   -----      -----       -----       -----
      Earnings (loss) from operations...........................     6.8       (8.7)        6.2        (1.9)
Interest expense and other, net.................................     4.6        3.0         4.1         2.5
                                                                   -----      -----       -----       -----
      Earnings (loss) before income taxes.......................     2.2      (11.7)        2.1        (4.4)
Provision (benefit) for income taxes............................     0.6       (0.7)        0.6        (0.4)
                                                                   -----      -----       -----       -----
      Net earnings (loss).......................................     1.6 %    (11.0) %      1.5 %      (4.0) %
                                                                   =====      =====       =====       =====

         The following tables set forth for the periods indicated the dollar gross profit margin and the percentage for each of the Company's revenue classifications before and after restructuring and other special charges which occurred during the three and nine months ended December 31, 1998:


AFTER RESTRUCTURING AND OTHER SPECIAL CHARGES:


                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     DECEMBER 31,              DECEMBER 31,
DOLLAR AMOUNTS IN MILLIONS                           1999         1998        1999         1998
                                                    ------       ------      ------       ------
Retail equipment sales........................... $   57.6    ($  30.7)    $  157.5    $   77.7
Retail service, supplies and rentals.............    152.9       151.8        503.0       524.0
Wholesale........................................      6.7         7.5         18.1        27.5



                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
AS PERCENTAGE OF EACH REVENUE CLASSIFICATION         1999         1998        1999         1998
                                                    ------       ------      ------       ------
Retail equipment sales...........................     31.9 %      (16.3) %     29.9 %       13.2 %
Retail service, supplies and rentals.............     38.3         31.6        39.8         35.9
Wholesale........................................     19.2         13.5        20.4         15.5



BEFORE RESTRUCTURING AND OTHER SPECIAL CHARGES:


                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
DOLLAR AMOUNTS IN MILLIONS                           1999         1998        1999         1998
                                                    ------       ------      ------       ------
Retail equipment sales.........................     $ 57.6       $ 16.5     $ 157.5      $ 124.9
Retail service, supplies and rentals...........      152.9        177.7       503.0        549.9
Wholesale......................................        6.7          7.5        18.1         27.5


                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
AS PERCENTAGE OF EACH REVENUE CLASSIFICATION           DECEMBER 31,            DECEMBER 31,
                                                      1999        1998         1999        1998
                                                     ------      ------       ------      ------
Retail equipment sales.........................       31.9 %        8.7 %       29.9 %      21.3 %
Retail service, supplies and rentals...........       38.3          37.0        39.8        37.7
Wholesale......................................       19.2          13.5        20.4        15.5

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998:

REVENUE

         Revenue declined 15% to $614.5 million for the three months ended December 31, 1999 ("third quarter of fiscal 2000") compared to $723.9 million for the three months ended December 31, 1998 ("third quarter of fiscal 1999"). Total revenue for the third quarter of fiscal 2000 was affected by the sale of the Company's Omnifax business effective July 30, 1999 and the closure of the Company's U.S. wholesale division effective March 31, 1999. The Omnifax business reported total revenue of $27.5 million for the third quarter of fiscal 1999. In addition, the Company's U.S. wholesale division reported revenue of $19.2 million for the third quarter of fiscal 1999.

         The Company's retail equipment sales declined 4% to $180.4 million for the third quarter of fiscal 2000 compared to $188.4 million for the third quarter of fiscal 1999. In fiscal 1999, the Company entered into several key strategic vendor alliances and expanded its worldwide product portfolio to add new products in color, digital and high-volume. As discussed above, the sale of the Omnifax business also affected retail equipment sales.

         The Company's retail service, supplies and rentals revenue declined 17% to $399.1 million in the third quarter of fiscal 2000 from $480.0 million in the third quarter of fiscal 1999. The decline was primarily due to the sale of non-core operations including the Company's Omnifax business, as well as declines in the Company's low-volume analog machine base due to shifts in the industry and product mix to mid- and high-volume digital and color equipment.

         Wholesale revenue declined 37% to $34.9 million in the third quarter of fiscal 2000 from $55.5 million in the third quarter of fiscal 1999 primarily due to the closure of the Company's U.S. wholesale operations effective March 31, 1999. As mentioned above, the U.S. wholesale division reported revenue of $19.2 million for the third quarter of fiscal 1999.

         Approximately 40% of the Company's revenue is generated in countries outside of the United States. As in prior periods, foreign exchange rate fluctuations have negatively impacted the Company's comparable financials results. Excluding the effect of foreign currency fluctuations, total revenue for the third quarter of fiscal 2000 would have been approximately $24.0 million higher.


GROSS PROFIT

         Gross profit increased 8% to $217.2 million for the third quarter of fiscal 2000 from $201.7 million for the third quarter of fiscal 1999. The gross profit margin as a percentage of total revenue increased to 35.4% for the third quarter of fiscal 2000 from 27.9% for the third quarter of fiscal 1999. The increase in the combined gross profit margin was due to improvements in the gross profit margin for each of the Company's revenue segments. Including the effect of special charges to cost of retail equipment sales and cost of retail service, supplies and rentals, gross profit was $128.6 million, or 17.8% of revenue, for the third quarter of fiscal 1999.

         Gross profit as a percentage of retail equipment sales increased to 31.9% for the third quarter of fiscal 2000 from 8.7% for the third quarter of fiscal 1999. Changes in the current product mix resulting from new, higher margin products in color, digital and high-volume positively affected the retail equipment margin for the third quarter of fiscal 2000. The margin for the third quarter of fiscal 1999 was negatively affected by the write-down of certain of the Company's non-Kodak branded inventory to estimated market value and continued efforts to reduce out-of-box inventories. The net impact of these factors was approximately $25.0 million. Negative press regarding the Company's financial situation led to price discounting to customers, which also impacted the margin last year. Including the effect of special charges, the Company reported a loss of 16.3% on its retail equipment sales margin for the third quarter of fiscal 1999.

         As a percentage of revenue, the gross profit margin on retail service, supplies and rentals increased to 38.3% for the third quarter of fiscal 2000 from 37.0% for the third quarter of fiscal 1999, primarily attributable to improvements in U.S. service productivity. Including the special charges to retail service, supplies and rental costs, the Company reported a gross profit margin of 31.6% for the third quarter of fiscal 1999.

         As a percentage of revenue, the gross profit margin on wholesale sales increased to 19.2% for the third quarter of fiscal 2000 from 13.5% for the third quarter of fiscal 1999 primarily due to the closure of the Company's U.S. wholesale operations effective March 31, 1999. The U.S. wholesale operations generated a lower gross profit margin than the Company's international wholesale business. The Company's wholesale margin for the third quarter of fiscal 1999 was also affected by the write-down of its U.S. wholesale inventory to estimated market value.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") decreased 30% to $172.0 million for the third quarter of fiscal 2000 from $246.8 million for the third quarter of fiscal 1999. The decrease was due to cost savings achieved through the Company's restructuring initiatives and worldwide cost reduction program implemented in December 1998 as well as the closure of the Company's U.S. wholesale division in March 1999 and the sale of Omnifax in July 1999. As a percentage of revenue, SG&A expenses decreased to 28.0% for the third quarter of fiscal 2000 from 34.2% for the third quarter of fiscal 1999. Including the effect of special charges, the Company reported total SG&A expenses of $263.8 million for the third quarter of fiscal 1999.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization of intangible assets decreased to $3.6 million for the third quarter of fiscal 2000 from $5.1 million for the third quarter of fiscal 1999. During the third quarter of fiscal 1999, the Company wrote-off a total of $107.9 million in goodwill and other long-lived assets, the majority of which related to goodwill in the U.S. and Canada. The Company determined that based on changes in the business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets would not be recoverable.

COMMITMENT TO KODAK UNDER R&D AGREEMENTS

         In connection with the acquisition of Kodak's office imaging and outsourcing businesses in December 1996, the Company was providing funding to Kodak for ongoing research and development of certain electrophotographic equipment. Effective December 15, 1998 the research and development agreement was terminated. The Company entered into a new agreement during the fourth quarter of fiscal 1999 under which Kodak was required to finish the development of the DigiSource 9110 and the Company paid Kodak $23.0 million. The Company has no further commitments to Kodak for research and development. In the comparable third quarter of fiscal 1999, the Company recorded research and development commitments totaling $12.5 million.

RESTRUCTURING CHARGES

         The Company recorded a $40.1 million pre-tax restructuring charge during the third quarter of fiscal 1999 related to the Company's worldwide cost reduction program with the goal of reducing selling, general and administrative expenses. The fiscal 1999 restructuring charge was reduced by $1.9 million for remaining liabilities unused from prior restructuring charges in fiscal 1998 and 1997.

EARNINGS (LOSS) FROM OPERATIONS

         The Company reported earnings from operations of $41.6 million for the third quarter of fiscal 2000 compared to an operating loss of $62.7 million for the third quarter of fiscal 1999. The increase was attributable to gross profit improvements, reductions in SG&A expenses, lower amortization expense and the elimination of research and development commitments to Kodak. Including restructuring and other special charges, the Company reported an operating loss of $298.9 million for the third quarter of fiscal 1999.

INTEREST EXPENSE AND OTHER, NET

         Interest expense and other, net increased to $27.9 million for the third quarter of fiscal 2000 compared to $21.9 million for the third quarter of fiscal 1999. Excluding foreign exchange losses of 0.3 million, interest expense totaled $27.6 million. The interest expense increase was attributable to a higher interest rate as well as waiver fees paid by the Company, relating to amendments to the Company's Credit Agreement effective June 15, July 9 and December 1, 1999. See - "Liquidity and Capital Resources."

INCOME TAXES

         Income taxes increased to $3.8 million for the third quarter of fiscal 2000 compared to a tax benefit of $4.7 million for the third quarter of fiscal 1999. The increase was primarily due to higher levels of earnings. The combined effective income tax rate was 28.0% for the third quarter of fiscal 2000 as compared to a 5.6% tax benefit for the third quarter of fiscal 1999. The reduction from the statutory UK tax rate of 31.0% in the current fiscal year is due to utilization of tax loss carry-forwards. The effective tax rate for the third quarter of fiscal 1999 was impacted by non-tax deductible items, primarily the write-off of goodwill and other long-lived assets, valuation allowances established as a result of uncertainties about the ability to utilize net operating loss carry-forwards in certain jurisdictions, principally the UK and Canada, and the magnitude of the loss. Including the effect of restructuring and other special charges during the third quarter of fiscal 1999, the Company's effective tax rate increased to 14.6%.

NET (LOSS) EARNINGS

         As a result of the above factors, net earnings increased to $9.9 million for the third quarter of fiscal 2000 compared to a net loss of $79.9 million for the third quarter of fiscal 1999. As a percentage of revenue, net earnings rose to 1.6% for the third quarter of fiscal 2000 compared to a net loss for the same period last year. With effect of restructuring and other special charges, the Company reported a net loss of $274.0 million for the third quarter of fiscal 1999.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998:

REVENUE

         Revenue declined 15% to $1.9 billion for the nine months ended December 31, 1999 compared to $2.2 billion for the nine months ended December 31, 1998. Total revenue for the nine months ended December 31, 1999 was affected by the sale of the Company's Omnifax business effective July 30, 1999 and the closure of its U.S. Wholesale division effective March 31, 1999. Results for the nine months ended December 31, 1999 include $35.7 million in revenue from the Omnifax business compared to $85.0 million for the nine months ended December 31, 1998. In addition, the U.S. wholesale operations reported total revenue of $82.0 million for the nine months ended December 31, 1998.

         The Company's retail equipment sales declined 10% to $526.9 million for the nine months ended December 31, 1999 compared to $587.1 million for the nine months ended December 31, 1998. In fiscal 1999, the Company entered into several key strategic vendor alliances and expanded its worldwide product portfolio to add new products in color, digital and high-volume. As noted above, retail equipment sales were also impacted for the nine months ended December 31, 1999 by the sale of the Omnifax business.

         The Company's retail service, supplies and rentals revenue declined 13% to $1.3 billion for the nine months ended December 31, 1999 from $1.5 billion for the nine months ended December 31, 1998. The decline was due to the sale of non-core operations including the Company's Omnifax business in July 1999, as well as declines in the Company's low-volume analog machine base due to shifts in the industry and product mix to mid- and high-volume digital and color equipment.

         Wholesale revenue for the nine months ended December 31, 1999 declined 50% to $88.8 million from $177.2 million for the nine months ended December 31, 1998 primarily due to the sale of the Company's U.S. wholesale division effective March 31, 1999. As mentioned above, the U.S. wholesale division reported revenue of $82.0 million for the nine months ended December 31, 1998.

         Approximately 40% of the Company's revenue is generated in countries outside of the United States. As in prior periods, foreign exchange rate fluctuations have negatively impacted the Company's comparable financials results. Excluding the effect of foreign currency fluctuations, total revenue for the nine months ended December 31, 1999 would have been approximately $45.0 million higher.

GROSS PROFIT

         Gross profit declined 3% to $678.6 million for the nine months ended December 31, 1999 from $702.3 million for the nine months ended December 31, 1998. The gross profit margin as a percentage of total revenue increased to 36.1% for the nine months ended December 31, 1999 from 31.6% for the nine months ended December 31, 1998. The increase in the Company's combined gross profit margin was due to improvements in the gross margin for each of the Company's revenue segments. Including the effect of special charges to cost of retail equipment sales and cost of retail service, supplies and rentals, gross profit was $629.2 million, or 28.3% of revenue, for the nine months ended December 31, 1999.

         Gross profit as a percentage of retail equipment sales increased to 29.9% for the nine months ended December 31, 1999 from 21.3% for the nine months ended December 31, 1998. Changes in the current product mix resulting from new, higher margin products in color, digital and high-volume, positively affected the retail equipment margin for the nine months ended December 31, 1999. The retail equipment margin for the nine months ended December 31, 1998 was affected by the write-down of certain of the Company's non-Kodak branded inventory to estimated market value during the third quarter of fiscal 1999 and continued efforts to reduce out-of-box inventories. The net impact of these factors was approximately $25.0 million. Negative press regarding the Company's financial situation led to price discounting to customers, which also affected the margin last year. Including the effect of special charges, gross profit as a percentage of retail equipment sales was 13.2% for the nine months ended December 31, 1999.

         As a percentage of revenue, the gross profit margin on retail service, supplies and rentals, increased to 39.8% for the nine months ended December 31, 1999 from 37.7% for the nine months ended December 31, 1998 primarily attributable to improvements in U.S. service productivity. Including special charges to retail service, supplies and rental costs, the Company reported a gross profit margin of 35.9% for the nine months ended December 31, 1998.

         As a percentage of revenue, the gross profit margin on wholesale sales increased to 20.4% for the nine months ended December 31, 1999 from 15.5% for the nine months ended December 31, 1998 primarily due to the closure of the Company's U.S. wholesale operations effective March 31, 1999. The U.S. wholesale operations generated a lower gross profit margin than the Company's international wholesale business. The Company's wholesale margin for the nine months ended December 31, 1998 was also affected by the write-down of its U.S. wholesale inventory to estimated market value.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses declined 20% to $551.1 million for the nine months ended December 31, 1999 from $691.4 million for the nine months ended December 31, 1998. The decrease was due to cost savings achieved through the Company's restructuring initiatives and worldwide cost reduction program implemented in December 1998 as well as the closure of the Company's U.S. wholesale division in March 1999 and the sale of Omnifax in July 1999. As a percentage of revenue, SG&A expenses decreased to 29.3% for the nine months ended December 31, 1999 from 31.1% for the nine months ended December 31, 1998. Including the effect of special charges, the Company reported total SG&A expenses of $708.4 million for the nine months ended December 31, 1998.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization of intangible assets decreased to $10.7 million for the nine months ended December 31, 1999 from $15.5 million for the nine months ended December 31, 1998. During the third quarter of fiscal 1999, the Company wrote-off a total of $107.9 million in goodwill and other long-lived assets, the majority of which related to goodwill in the U.S. and Canada. The Company determined that based on changes in the business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets would not be recoverable.

COMMITMENT TO KODAK UNDER R&D AGREEMENTS

         In connection with the acquisition of Kodak's office imaging and outsourcing businesses in December 1996, the Company was providing funding to Kodak for ongoing research and development of certain electrophotographic equipment. Effective December 15, 1998 the research and development agreement was terminated. The Company entered into a new agreement during the fourth quarter of fiscal 1999 under which Kodak was required to finish the development of the DigiSource 9110 and the Company agreed paid Kodak $23.0 million. The Company has no further commitments to Kodak for research and development. In the comparable nine months ended December 31, 1998, the Company recorded research and development commitments totaling $37.5 million.

RESTRUCTURING CHARGES

         The Company recorded a $40.1 million pre-tax restructuring charge during the third quarter of fiscal 1999 related to the Company's worldwide cost reduction program with the goal of reducing selling, general and administrative expenses. The fiscal 1999 restructuring charge was reduced by $1.9 million for remaining liabilities unused from prior restructuring charges in fiscal 1998 and 1997.

EARNINGS (LOSS) FROM OPERATIONS

         Earnings from operations increase to $116.8 million for the nine months ended December 31, 1999 from an operating loss of $42.1 million for the nine months ended December 31, 1998. Earnings from operations were positively impacted by the higher combined gross profit, lower SG&A expenses, lower amortization expense and the elimination of research and development commitments to Kodak. Including restructuring and other special charges, the Company reported an operating loss of $278.3 million for the nine months ended December 31, 1998.

INTEREST EXPENSE AND OTHER, NET

         Interest expense and other, net increased to $76.6 million for the nine months ended December 31, 1999 compared to $55.8 million for the nine months ended December 31, 1998. The increase is related to several factors, including a loss of $2.1 million related to the sale of the Company's Omnifax business in July 1999 and foreign exchange losses of $1.0 million. Excluding these losses, the interest expense totaled $73.5 million for the nine months ended December 31, 1999. The interest expense increase was primarily due to a higher interest rate as well as waiver fees paid by the Company, relating to amendments to the Company's Credit Agreement effective June 15, July 9 and December 1, 1999. See "Liquidity and Capital Resources".

INCOME TAXES

         Income taxes increased to $11.2 million for the nine months ended December 31, 1999 compared to a tax benefit of $9.7 million for the nine months ended December 31, 1998. The increase was primarily due to a higher level of earnings. The combined effective income tax rate was 28.0% for the nine months ended December 31, 1999 compared to a 9.9% tax benefit for the nine months ended December 31, 1998. The reduction from the statutory UK tax rate of 31.0% in the current fiscal year is due to utilization of tax loss carry-forwards. The effective tax rate for the nine months ended December 31, 1998 was impacted by non-tax deductible items, primarily the write-off of goodwill and other long-lived assets, valuation allowances established as a result of uncertainties about the ability to utilize net operating loss carry-forwards in certain jurisdictions, principally the UK and Canada, and the magnitude of the loss. Including the effect of restructuring and other special charges, the Company's effective tax rate for the nine months ended December 31, 1998 increased to 15.5%.

NET (LOSS) EARNINGS

         As a result of the above factors, the Company reported net earnings of $28.9 million for the nine months ended December 31, 1999 compared to a net loss of $88.2 million for the nine months ended December 31, 1998. As a percent of revenue, net earnings rose to 1.5% for the nine months ended December 31, 1999 compared to a net loss for the same period a year ago. Including the effect of restructuring and other special charges, the Company reported a net loss of $282.3 million for the nine months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a credit agreement with a consortium of international bank lenders (the "Credit Agreement"). As amended on December 1, 1999, the Credit Agreement requires minimum levels of adjusted consolidated net worth, cumulative consolidated EBITDA and a ratio of consolidated EBITDA to interest expense, each as defined in the Credit Agreement. Recent amendments continue waiver of compliance with the requirements imposed under certain other financial covenants, which were waived by the bank lenders pursuant to waivers granted to the Company in October 1998 and February 1999 after a prior amendment of the covenants effective June 30, 1998.

         Terms of the most recent amendment include an aggregate commitment by the lenders of $730.0 million. The amendment required the Company to use approximately 85% of the net proceeds of the new issue by the Company of the participating shares to repay indebtedness outstanding under the Credit Agreement. As described below, approximately $174.0 million (85%) of the net proceeds of subscriptions for new participating shares was used to pay outstanding indebtedness under the Credit Agreement on December 17, 1999. The amendment to the Credit Agreement also amends the minimum net worth covenant contained in the Credit Agreement, among other things, to make the covenant less restrictive during the period from July 31, 2000 to June 30, 2001 and provides that the indebtedness under the Credit Agreement matures on March 31, 2002. The amendment also removed any obligation of the Company to use its best efforts to sell the Company's outsourcing division, Danka Services

International, and provided that the $10.0 million payment, which would have been due upon such sale, became due upon the completion of the new issue of participating shares to equity funds managed by affiliates of The Cypress Group LLC. The $10.0 million payment was made on December 17, 1999. The Company paid a fee of $2.4 million related to amounts outstanding under the Credit Agreement on October 31, 1999 and $3.7 million on December 31, 1999. A payment of approximately $7.3 million becomes due on March 31, 2000, if any amounts remain outstanding under the Credit Agreement on that date. With respect to the period from October 1, 1999 through December 31, 1999, the Company was required to pay a fee of $1.6 million (equating to 0.75% annual interest on the average outstanding loans under the Credit Agreement). During the period from January 1, 2000 through March 31, 2000 this fee will be increased to equate to 1.25% if the average outstanding loans in that period exceed $650.0 million and decreased to equate to 0.50% if they do not. Those rates increase to 1.50% and 0.75%, respectively, during the period from April 1, 2000 through July 31, 2000.

         Indebtedness under the Credit Agreement is secured by substantially all of the Company's U.S. assets and the Credit Agreement contains negative and affirmative covenants which place restrictions on Danka regarding the disposition of assets, capital expenditures, additional indebtedness and permitted liens, prohibit the payment of dividends (other than payment-in-kind dividends on the Company's participating shares) and require the Company to maintain certain financial ratios. The adjustable interest rate on indebtedness under the Credit Agreement is at the option of the Company, 2.0% per annum plus either (i) the applicable Interbank Rate periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the lead bank's prime rate or the Federal Funds rate plus 0.5%. The Company is not permitted to make any acquisitions of businesses, except with the approval of the bank lenders. The Company is required to apply 90% of any net proceeds received for any asset dispositions after October 31, 1999 to repay outstanding indebtedness under the Credit Agreement.

         As of December 31, 1999, the Credit Agreement had an outstanding balance of $504.4 million under the revolving component and $146.8 million under the term loan, incurring interest at a weighted average rate of 8.9% and 6.2% per annum, respectively, including additional leverage fees as outlined above.

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

         On January 18, 2000, the Company announced that it entered into a commitment with Bank of America, N.A. and Banc of America Securities LLC, as agents, who will fully underwrite a new five-year $800.0 million senior credit facility. The loan will be syndicated to a group of financial institutions. Proceeds of the facility will be used to refinance the Company's existing bank indebtedness under the current Credit Agreement and for general corporate purposes. The Company expects closing to occur on the new credit agreement by the end of March 2000, subject to customary contingencies.

         On December 17, 1999, the Company completed $218.0 million in investments for an aggregate 218,000 new 6.50% senior convertible participating shares of Danka Business Systems PLC. Equity funds managed by affiliates of The Cypress Group LLC ("Cypress") invested $200.0 million in 200,000 new convertible participating shares of the Company. In addition, The Prudential Assurance Company

Limited ("Prudential"), a subsidiary of Prudential Corporation plc, invested $18.0 million for an additional 18,000 new shares of the same issue.

         The net proceeds to the Company for the share subscriptions by Cypress and Prudential totaled approximately $204.6 million, after deducting estimated transaction expenses. Eighty-five percent (85%) of the net proceeds, or approximately $174.0 million, of the share subscription was used to make a required repayment of Danka's existing bank indebtedness under the current Credit Agreement and the remainder will be used for general corporate purposes.

         The new participating shares are entitled to dividends equal to the greater of 6.50% per annum and Ordinary Share dividends on an as converted basis. Dividends will be paid in the form of additional participating shares for the first five years. The participating shares are convertible into Ordinary Shares at a conversion price of $3.125 per Ordinary Share (equal to $12.50 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The new issued participating shares (218,000) have voting rights, on an as converted basis, initially corresponding to approximately 23% of the total voting power of the Company's capital stock. The terms of the participating shares are set out in full in the articles of association of the Company, which were adopted at the extraordinary general meeting of its shareholders on December 17, 1999. Details of the terms of the shares are also included in the circular sent to Danka's shareholders and the proxy statement sent to Danka's U.S. shareholders and American Depositary shareholders on November 24, 1999.

         The Company's cash flow provided by (used in) operating activities was $117.8 million and ($26.3) million for the nine months ended December 31, 1999 and 1998, respectively. The increase in operating cash flow for the nine months ended December 31, 1999 was favorably impacted by an increase in net earnings as well as increases in accounts payable which were partially offset by decreases in accrued expenses. Accounts payable increased primarily due to the availability of better credit terms with the Company's vendors as compared to the same period last year. Cash flow used in investing activities was $49.5 million and $155.2 million for the nine months ended December 31, 1999 and 1998, respectively. The decrease in investing activities was due to the Company's reduction in capital expenditures and the $45.0 million in cash proceeds received from the sale of the Omnifax business during the second quarter. Cash (used in) provided by financing activities was ($51.1) million and $193.0 million for the nine months ended December 31, 1999 and 1998, respectively. The decline in cash provided by financing activities was primarily attributable to changes in the level of borrowings.

         As a result of the Company's recent amendments to its Credit Agreement, which increases the Company's tiered margin spread and requires fee payments as discussed above, the Company's interest expense has increased.

         The Company's last dividend to shareholders was paid on July 28, 1998. The Company is not permitted to pay dividends (other than payment-in-kind dividends on its participating shares) under the Credit Agreement and does not anticipate that the payment of a dividend on an Ordinary Share will be reinstated upon refinancing the indebtedness outstanding thereunder.

         The Company believes cash flow from internally generated funds, the availability under the most recent amendment to the Credit Agreement and the net proceeds received for the share subscription by Cypress and Prudential, will be sufficient to support its operations during the next twelve months.

         The Internal Revenue Service has completed an examination of the Company's federal income tax returns for the fiscal years ended March 31, 1996 and 1995. The Company received a notice of proposed deficiency in November 1999. The principal adjustments relate to the timing of certain deductions associated with leased equipment financing. The Company disagrees with these adjustments and will be filing a protest and requesting a conference with the Appellate Division of the Internal

Revenue Service. If the Internal Revenue Service were to prevail, net operating losses available for carryback to these years would increase by corresponding amounts. The Company believes, however, that it will prevail on this issue on the merits. The Company believes the resolution will not have a material adverse impact upon the Company's consolidated results of operations, liquidity or financial position.

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

YEAR 2000 READINESS DISCLOSURE

         Many computer systems, including several used by the Company, could experience problems processing information beyond the Year 1999. As a result, certain computer systems, including the hardware, software and embedded technologies needed to be modified prior to the Year 2000 in order to remain functional. The Company has a Year 2000 Worldwide Program office that developed an overall Year 2000 plan to address the possible impact of Year 2000 on the processing of date sensitive information by computer systems. The Company's Year 2000 Worldwide Program office is comprised of senior executives, legal counsel, outside advisers, and program managers. Through the date of this report, the Company has not experienced any significant problems arising from the effects of the Year 2000 issue.

MARKET RISK MANAGEMENT

INTEREST RATE RISK

         The Company has a Credit Agreement with a consortium of international banks, which matures on March 31, 2002. As of December 31, 1999, the Credit Agreement had an outstanding balance of $504.4 million under the revolving component and $146.8 million under the term loan, incurring interest at a weighted average rate of 8.9% and 6.2% per annum, respectively, including additional leverage fees as outlined above in "Liquidity and Capital Resources." Interest rates on these borrowings are at the option of the Company, 2.0% per annum plus either (i) the applicable Interbank Rate for periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the lead bank's prime rate or the Federal

Funds rate plus 0.5%. Additionally, the Company has various notes payable bearing interest from prime to 12.0%, maturing principally over the next five years, with an outstanding balance of $14.7 million as of December 31, 1999. Based on the outstanding balance under the current Credit Agreement, a change of 1% in the average interest rate, with all other variables remaining constant, would cause a change in interest expense of approximately $6.5 million on an annual basis not considering the offset of the interest rate swap agreements discussed below. Approximately 46% of the Company's total long-term debt is fixed rate.

         The Company offsets its interest rate risk by holding both fixed and variable debt as well as interest rate swap agreements. Under its current Credit Agreement, the Company is required to enter into arrangements that provide protection from the volatility of variable interest rates for a portion of the outstanding principal balance on the Credit Agreement. At December 31, 1999, the Company had interest rate swap agreements with four financial institutions, effectively converting variable rate principal balances to fixed rates for periods of two to three years. At December 31, 1999, the company maintained interest rate swaps on notional amounts of DEM65.1 million ($33.4 million), NLG93.6 million ($42.6 million), FRF166.9 million ($25.5 million), and U.S.$100.0 million, with weighted average fixed rates of approximately 5.3%. Based on the U.S. dollar balances maintained on the swap agreements, a 1% change in the interest rate, with all other variables remaining constant, would result in gains/losses on these derivatives of approximately $2.0 million.

         In March 1995, the Company issued $200.0 million of fixed rate 6.75% Convertible Subordinated Notes at par, due April 2002. The estimated fair value of the Notes at December 31, 1999 was approximately $150.0 million, based on the quoted market price of the Notes.

CURRENCY EXCHANGE RISK

         Foreign exchange risk arises as a normal course of conducting business as a multinational corporation. The Company minimizes this risk by transacting its international business in local currencies. In this manner, assets and liabilities are matched in the local currency, thereby reducing the need for U.S. dollar conversion. Additionally, at December 31, 1999, approximately 31% of the Company's long-term debt is non-U.S. dollar denominated. Any foreign currency impact on translating assets and liabilities into U.S. dollars is included as a component of shareholders' equity.

         The Company occasionally enters into forward and option contracts with major banks to manage its exposure to foreign currency fluctuations. At December 31, 1999, there were no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three years ended March 31, 1999 and the nine months ended December 31, 1999, gains and losses included in Consolidated Statements of Operations on forward contracts and option contract were not material.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to (i) any inability to finalize the proposed $800 million senior credit facility, (ii) any material adverse change in financial markets or Danka, (iii) any inability to maintain achieved cost savings, (iv) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (v) any inability by the Company to procure, or any inability by the Company to continue to gain access to and successfully distribute new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (vi) the ultimate outcome and impact of the pending class action lawsuit or any other lawsuit, (vii) any negative impact from the loss of any key upper management personnel, (viii) any significant assessment, pursuant to the review by the Internal Revenue Service
(ix) fluctuations in foreign currencies and (x) other risks including those risks identified in any of the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to the report on legal proceedings made in the Form 10-Q filed by the Company in respect of the quarter ended September 30, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The rights of the holders of the Company's Ordinary Shares and American depositary shares representing Ordinary Shares were modified by the creation and issue on December 17, 1999 of a new class of 6.50% senior convertible participating shares of $1.00 stated value in the capital of the Company (the "Participating Shares"). The rights attaching to the Participating Shares are set out in the new articles of association of the Company adopted at an extraordinary general meeting of the Company's shareholders held on December 17, 1999. The following is a summary of certain of the principal rights attaching to the Participating Shares and the principal effects of the creation and issue of the Participating Shares on the rights attaching to the Company's ordinary shares.

         The Participating Shares are entitled to a preferential dividend payable quarterly and equivalent to a rate of 6.50% per annum of the liquidation preference of the Participating Shares of an initial amount of $1,000 (subject to upward adjustment on certain default events by the Company). The dividend shall be paid in the form of additional participating shares until the fifth anniversary of the initial issue date of the Participating Shares and cash thereafter (unless prohibited by the terms of the Company's then existing principal indebtedness). The Participating Shares are entitled to participate in any Ordinary Share dividend to the extent that the deemed per annum amount of the Ordinary Share dividend declared in any quarter exceeds the amount of the dividend that would otherwise be payable for such quarter on the Participating Shares. The Participating Shares are entitled to a preferential return of assets of the Company on its liquidation equal to the liquidation preference plus accumulated and unpaid dividends from the most recent dividend payment date.

         Each Participating Share is convertible at any time at the option of the holder into Ordinary Shares (or American depositary receipts representing ordinary shares) at a conversion price of $3.125 per ordinary share (equal to 320 Ordinary Shares, or 80 American depositary receipts, per Participating Share). The conversion price is subject to adjustment in certain circumstances to avoid dilution of the interests of holders of the Participating Shares.

         The Company has the right to redeem the Participating Shares at any time following the fourth anniversary of their initial issue date and, subject to compliance with applicable laws, must redeem the Participating Shares on the eleventh anniversary of their initial issue date. In certain circumstances, the Company may require conversion of the Participating Shares into Ordinary Shares instead of redemption.

         Special provisions apply which entitle the holders of Participating Shares to exercise redemption and conversion rights and, in certain instances, to the payment by the Company of a premium, in the event of certain change of control events affecting the Company.

         Holders of Participating Shares are entitled to vote at general meetings of the Company's shareholders. Each Participating Share carries so many votes as the number of Ordinary Shares in to which it may convert, except that the total voting rights of the Participating Shares held by The Cypress Group LLC and its affiliates may not exceed more than 29.99% of the total voting rights of shareholders from time to time. In addition, holders of Participating Shares are entitled to vote at separate class meetings on matters which affect the rights attaching to the Participating Shares.

         Subject to certain limitations, the holders of the Participating Shares are entitled to appoint two directors to the board of the Company, and may appoint an additional two directors when the Company is in default of certain of its obligations in relation to the Participating Shares.

         The entitlement of holders of the Company's Ordinary Shares to dividends and distributions on a liquidation of the Company are subordinated to the rights of the holders of Participating Shares. Dividends may not be paid on Ordinary Shares unless the dividends payable on the Participating Shares have been paid in full and the Company is not in default of its obligations to redeem any Participating Shares. The Company may not make purchases of any of its Ordinary Shares while any Participating Shares are outstanding and may not reduce its issued share capital without approval by extraordinary resolution of a separate class meeting of the holders of the Participating Shares. The amounts payable by the Company on redemption, or in certain cases, conversion, of Participating Shares may reduce the amount of the profits of the Company otherwise available for distribution to holders of Ordinary Shares.

         The voting rights attaching to the Ordinary Shares are diluted by the voting rights attaching to the Participating Shares. Holders of ordinary shares are not entitled to vote on the appointment of the directors appointed by the holders of the Participating Shares, but the holders of the Participating Shares are entitled to vote on the appointment and removal of other members of the board of directors.

         The Company issued and sold 218,000 new Participating Shares for cash at a price of $1,000 per share in private placements on December 17, 1999. Of these shares, 200,000 new Participating Shares were issued and sold in a private placement to equity funds managed by affiliates of The Cypress Group LLC for an aggregate subscription price of $200,000,000. The Company paid a commission of $4,000,000 to affiliates of The Cypress Group LLC in respect of the subscription. The remaining 18,000 new Participating Shares were issued and sold in a private placement to The Prudential Assurance Company Limited for an aggregate subscription price of $18,000,000. The Company paid a commission of $320,000 to affiliates of The Prudential Assurance Company Limited in respect of the subscription. The transactions were exempt from registration under of the safe harbor provided by Rule 506 of Regulation D under section 4(2) of the Securities Act of 1933, as amended, as the placement of the securities involved no public offering or public solicitation to the purchasers who were accredited investors as defined in Rule 501 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual General Meeting of shareholders of the Company was held on October 19, 1999. The actions taken by the shareholders at that meeting and details of the relevant shareholder votes are set out in the Form 10-Q filed by the Company in respect of the quarter ended September 30, 1999. An Extraordinary General Meeting of shareholders of the Company was held on December 17, 1999. At the meeting, the following actions were taken by the shareholders:

         1. Approval of new Articles of Association of the Company. The voting on the resolution was as follows:

                  FOR                       115,669,605
                  AGAINST                     2,998,204
                  ABSTAINED                      33,159

         2. Approval to increase the authorized share capital of the Company to(pound)6,250,000 and U.S.$500,000 by the creation of 500,000 6.50% senior convertible participating shares of U.S. $1.00 each.

                  FOR                       117,698,431
                  AGAINST                       969,378
                  ABSTAINED                      33,159

         3. The Board of Directors of the Company was granted the authority to allot securities up to an aggregate nominal amount of (pound)1,400,000 and U.S.$350,000. The voting on the resolution was as follows:

                  FOR                       117,341,725
                  AGAINST                     1,326,084
                  ABSTAINED                      33,159

         4. The Board of Directors of the Company was granted the authority to allot equity securities for cash up to an aggregate nominal amount of U.S.$350,000 without providing certain pre-emptive rights. The voting on the resolution was as follows:

                  FOR                       117,369,669
                  AGAINST                     1,298,140
                  ABSTAINED                      33,159

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

 4.2 Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members.

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

 4.18 Seventh Amendment to Credit Agreement dated December 1, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent.

 4.19* Subscription Agreement dated November 2, 1999 among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership. (Exhibit
                     99.1 to the Company's Form 8-K November 2, 1999).

 4.20* Amendment, dated December 16, 1999, to Subscription Agreement dated November 2, 1999 among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership. (Exhibit 99.2 to the Company's Form 8-K December 17, 1999).

 4.21* Registration Rights Agreement dated December 17, 1999, among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership. (Exhibit 99.3 to the Company's Form 8-K December 17, 1999).

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

 10.7* Employment Agreement dated July 27, 1998 among Danka Office Imaging Company and David P. Berg. (Exhibit 10.7 to the Company's Form 10-Q June 30, 1999).

 10.8* Amendments dated February 2, 1999 to the Employment Agreement among the Company, Danka Business Systems PLC and David P. Berg (original agreement dated July 27, 1998). (Exhibit 10.8 to the Company's Form 10-Q June 30, 1999).

 10.9* Change of Control Agreement dated November 6, 1998 among the Company, Danka Business Systems PLC and David P. Berg. (Exhibit 10.9 to the Company's Form 10-Q June 30, 1999).

 10.10* Change of Control Agreement dated November 6, 1998 among the Company, Danka Business Systems PLC and Larry K. Switzer. (Exhibit 10.10 to the Company's Form 10-Q June 30,
                     1999).

 10.11* Change of Control Agreement dated November 6, 1998 among the Company, Danka Business Systems PLC and Brian L. Merriman. (Exhibit 10.11 to the Company's Form 10-Q June 30, 1999).

 10.12* Change of Control Agreement dated November 6, 1998 among the Company, Danka Business Systems PLC and F. Mark Wolfinger. (Exhibit 10.12 to the Company's Form 10-Q June 30, 1999).

 10.13* Amended and Restated Employment Agreement dated September 20, 1999 among the Company, Danka Business Systems PLC and Larry K. Switzer (original agreement dated August 28, 1998 and amendment dated February 2, 1999). (Exhibit 10.13 to the Company's Form 10-Q September 30, 1999).

 10.14* Amended and Restated Employment Agreement dated September 20, 1999 among the Company, Danka Business Systems PLC and Brian L. Merriman (original agreement dated August 1, 1998 and amendment dated February 2, 1999). (Exhibit 10.14 to the Company's Form 10-Q September 30, 1999).

 10.15* Distribution Agreement by and between Nexpress Solutions and Danka Holding Company dated October 6, 1999. (Exhibit
                     10.15 to the Company's Form 10-Q September 30, 1999).

 10.16* Distribution Agreement by and between Nexpress Solutions and Danka Group B.V. dated October 6, 1999. (Exhibit 10.16 to the Company's Form 10-Q September 30, 1999).

 27.1                Financial Data Schedule (for SEC purposes only)

         (b) Reports on Form 8-K:

         The Company filed a report on Form 8-K, the earliest event occurring on November 2, 1999, announcing a definitive agreement between the Company and The Cypress Group LLC whereby equity investment funds managed by Cypress agreed to invest $200 million in 200,000 of convertible participating shares of Danka.

         The Company filed a report on Form 8-K, the earliest event occurring on December 17, 1999, announcing the completion of a $200 million investment by equity funds managed by affiliates of The Cypress Group LLC for 200,000 in new convertible participating shares of Danka and completion of a $18 million investment by The Prudential Assurance Company Limited for 18,000 new shares of the same class.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DANKA BUSINESS SYSTEMS PLC
                                             --------------------------
                                                     (Registrant)



Date: FEBRUARY 11, 2000                       /s/ F. MARK WOLFINGER
     -----------------------                  ---------------------------
                                              F. Mark Wolfinger, Executive Vice
                                              President and Chief Financial
                                              Officer (Principal Accounting
                                              Officer)