Form 10-K
period 2000-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2000-06-06
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended MARCH 31, 2000        Commission file number: 0-20828



                           DANKA BUSINESS SYSTEMS PLC
                           --------------------------
             (Exact name of registrant as specified in its charter)


               ENGLAND                                          98-0052869
               -------                                          ----------
(State of other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                             identification no.)


         11201 DANKA CIRCLE NORTH
         ST. PETERSBURG, FLORIDA                                   33716
         -----------------------                                   -----
(Address of principal executive offices)                         (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 576-6003
                                                          ---------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of March 31, 2000, the Registrant had 234,573,862 Ordinary Shares outstanding, including 191,112,119 represented by American Depositary Shares ("ADS"). Each ADS represents four Ordinary Shares. The ADSs are evidenced by American Depositary Receipts. The aggregate market value of voting shares held by non-affiliates of the Registrant as of March 31, 2000 was $366,934,763 based on the average bid and asked prices of ADSs as quoted on the NASDAQ National Market.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.

                           DANKA BUSINESS SYSTEMS PLC

                           ANNUAL REPORT ON FORM 10-K

                                 MARCH 31, 2000


                               TABLE OF CONTENTS


                                                                           PAGE

                                     PART I

Item 1.        Business                                                      3
Item 2.        Properties                                                    7
Item 3.        Legal Proceedings                                             8
Item 4.        Submission of Matters to a Vote of Security Holders           9


                                    PART II

Item 5.        Market Price for the Registrant's Common Equity and
               Related Shareholder Matters                                   9
Item 6.        Selected Financial Data                                       9
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10
Item 7A.       Quantitative and Qualitative Disclosure
               about Market Risk                                            10
Item 8.        Financial Statements and Supplementary Data                  10
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          10


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant           10
Item 11.       Executive Compensation                                       10
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management                                               11
Item 13.       Certain Relationships and Related Transactions               11


                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                  11

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Danka Business Systems PLC together with its Subsidiaries ("Danka" or the "Company") is one of the world's largest independent suppliers of photocopiers and related office imaging equipment solutions. Danka primarily markets these products and related services, parts and supplies on a direct basis to retail customers throughout 29 countries. The Company principally distributes the products of Canon, Heidelberg, Ricoh, under its Infotec trademark in Europe, and Toshiba. In addition to its direct retail customers, the Company markets photocopiers and related parts and supplies on a wholesale basis to independent dealers through its international operations. The Company closed its U.S. wholesale operations effective March 31, 1999. In addition, the Company sold its facsimile business, Omnifax, effective July 30, 1999.

         Related to the sale of its office imaging equipment, the Company provides a wide range of customer-related support services, maintenance and supply contracts, training and technical support, and leasing arrangements. The Company's focus on customer service and the contractual nature of its service business, combined with its service contract renewals, provide a significant source of recurring revenue.

         The Company also provides worldwide document management services through its outsourcing business, Danka Services International ("DSI"). Services provided by DSI range from on- and off-site document management services, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations and document archiving and retrieval services.

         Danka's operations are segmented into three divisions including Danka Americas, Danka International and DSI. Danka Americas, which represented 55% of the Company's total revenue in fiscal 2000, provides office imaging solutions and related services and supplies on a direct basis to retail customers throughout the United States, Canada and Latin America. Danka International, which represented 34% of the Company's total revenue in fiscal 2000, provides office imaging solutions and related services and supplies on a direct basis to retail customers throughout the European and Australian markets. Danka International also provides photocopiers, facsimiles and other related office imaging equipment on a wholesale basis to over 750 independent dealers. Last, as discussed above, DSI is the Company's worldwide document management business. DSI represented 11% of the Company's total revenue in fiscal 2000 and has operations throughout 12 countries. See Note 8 "Segment Reporting" to the consolidated financial statements in the Company's Annual Report to Shareholders for the Year Ended March 31, 2000 incorporated herein by reference for additional financial information by segment and geographic area (Exhibit 13 to this Report).

         Danka Business Systems PLC is a corporation organized under the laws of England and Wales. The Company's principal operating subsidiaries are located in North America, Europe, Australia and Latin America. The registered office of the Company is located at Masters House, 107 Hammersmith Road, London W14 0QH England, and its telephone number is 011-44-20-7603-1515. The Company's operational and executive headquarters are located at 11201 Danka Circle North, St. Petersburg, Florida 33716, and its telephone number is 727-576-6003.


VENDORS

         The Company's business is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. See "Equipment and Software Products" below. The Company's worldwide product alliances include relationships with Canon, Heidelberg, Ricoh, under its private label Infotec, and Toshiba. The sale of these products represented over 75% of total retail equipment sales in fiscal 2000. The Company also relies on its equipment vendors for related parts and supplies.

EQUIPMENT AND SOFTWARE PRODUCTS

         The Company's primary products include state-of-the-art digital and color photocopiers, high-volume printing systems, added software applications, and related parts and supplies. The photocopier industry is informally divided into six segments. Segments one and two contain the least sophisticated photocopiers and can produce up to 30 copies per minute; segments three and four contain faster and more sophisticated mid-range photocopiers producing 31 to 69 copies per minute; and segments five and six contain the most sophisticated and fastest photocopiers in the industry which run 70 to 90+ copies per minute. The principal manufacturers in segments one through four are Canon, Konica, Minolta, Ricoh, Sharp and Toshiba. Segments five and six are primarily dominated by Heidelberger Druckmaschnen AG ("Heidelberg"), a German manufacturer of printing systems, and Xerox Corporation. Effective May 10, 1999, Eastman Kodak ("Kodak") sold its equipment, toner and developer manufacturing operations to Heidelberg.

         In July 1999, Danka launched worldwide distribution of its first high-volume digital printing system, the DigiSource 9110, renamed the Digimaster 9110 in March 2000. The Digimaster 9110 was developed by Kodak and is designed and manufactured through a joint venture by Heidelberg and Nexpress Solutions. In October 1999, the Company signed a five-year agreement with Heidelberg to distribute worldwide black and white electrophotographic equipment manufactured by Heidelberg, including the Digimaster 9110 Network Imaging System.

         The Company's other vendors have expended considerable resources in the research, development, and creation of digital products and have introduced new lines of digital black- and-white photocopiers and printers, including the acclaimed Canon imageRUNNER(TM) series and a recent introduction from Toshiba. Toshiba's new product is a black-and-white 80 page per minute copier/printer system, which filled a significant gap in the Company's digital product portfolio. Danka has developed and acquired certain of the expertise necessary to support the transition to digital technology and provides training and support to its sales professionals and field engineers for new vendor digital product offerings through its Danka Digital Solutions Center. The use of digital equipment is playing an important role in the industry as companies transition from an analog standalone office environment to a digitally connected solution.

         Color photocopiers also represent a growing segment of the office imaging market. With a color server, color photocopiers can be converted into networkable color printers that will accept digital output from a computer as well as hard copy inputs which can be reproduced or scanned into the computer, thus increasing the functionality of the unit. The Company continues to expand its color markets through its principal relationship with Canon worldwide and Ricoh in Europe. In addition, in February 2000 the Company introduced distribution of Toshiba's new complete color solution with full color, copier, printer and scanner capabilities.

         As a percentage of retail equipment sales, black-and-white digital and color products sold by the Company in the U.S. represented approximately 53% in fiscal 2000, increasing from 22% in fiscal 1999. On a worldwide basis, black-and-white digital and color products sold by the Company in fiscal 2000, represented approximately 42% of equipment sales compared to 25% in fiscal 1999.

         In February 2000 at the Print On Demand 2000 exhibition, the Company introduced DankaWare(TM), a growing portfolio of industry and application specific software aimed at providing innovative, open system workflow solutions. The Company's DankaWare solutions include alliances with Electronics for Imaging, Inc., NetPaper.com, Network Printing Solutions and Alto Imaging Technologies.


SERVICES

         In fiscal 2000, retail service, supplies and rentals represented 66% of the Company's total revenue. This revenue is primarily derived from its equipment, maintenance and supply contracts ("EMS Contracts") and other maintenance contracts. Generally, EMS Contracts are for a one-year term and are automatically renewable. Although the Company has various payment arrangements, most maintenance contracts are based upon a per copy charge. These arrangements provide the customer with scheduled payments that can be conveniently budgeted and provide the Company with a steady source of revenue.

         Revenue generated by DSI, the Company's document management outsourcing operations, is also included in the Company's retail service, supplies and rentals revenue stream. Generally, DSI's outsourcing contracts are based on a five-year term.


MARKETING, CUSTOMERS AND SALES ORGANIZATION

         The Company believes that, in addition to price and product performance and capabilities, its retail customers primarily base their purchasing decisions on the quality of post-sales service and support, speed of service, and the availability of financing.

         The Company's retail operations target a broad range of customer groups, including small businesses to large multinational companies, professional firms, and governmental and educational institutions. Additionally, the Company markets photocopiers and facsimiles on a wholesale basis to a network of authorized independent dealers in Europe. The Company closed its U.S. wholesale business effective March 31, 1999.

         Sales personnel turnover is common in the industry and the Company makes a considerable effort to retain qualified sales personnel. The Company made significant progress in fiscal 2000 to stabilize and strengthen its direct sales force, specifically in the U.S., expanding its coverage evenly among 1,300 territories.

         The Company's compensation plan is designed to provide a career path for the Danka's sales representatives and the opportunity to move up from selling lower segment machines and service to more complex systems. By increasing training and providing a career path, it is the Company's goal to minimize attrition levels. The compensation is comprised of a base salary and a selling commission, which is based on several variables.

         The Company currently utilizes a range of advertising and promotional activities, including print media advertising campaigns, distribution of descriptive brochures and direct mail pieces, and informational seminars and presentations. The Company's marketing efforts are also enhanced by manufacturers' national advertising campaigns and co-op arrangements where appropriate and applicable. The Company also utilizes its website at www.danka.com as a marketing tool.


LEASING

         The Company has historically financed a substantial portion of its leasing business using various funding sources. One of the largest programs to obtain such funding is with General Electric Capital Corporation ("GE Capital"). In April 2000, GE Capital and the Company entered into an agreement to provide a framework for ongoing customer lease financing through March 2003. Additionally, the Company continues to obtain financing from other funding sources of leases not financed by GE Capital. Leasing arrangements permit the Company to utilize its capital for other business activities. The Company has similar arrangements for leases, which are offered to customers outside the U.S.


TRAINING

         A key element of the Company's operating philosophy is the training of its employees in order to assist in the uniform application of the Company's established operating procedures throughout the sales network. As described above, the Company's compensation plan was designed to provide a career path for its sales representatives. Upon employment, Company sales representatives participate in an intensive information and skills training program with areas of focus including company overview, competitive marketplace, selling skills, customer satisfaction, product knowledge as well as finance and business skills. After the initial training has been successfully completed, the Company continues to develop the skills and knowledge of its sales representatives with new product training, self-study computer based courses and on-going sales skills development.

         Field Engineers, or service technicians, new to the Company are immediately trained and certified in accordance with the Company's methods, procedures, and standards. The Company's service personnel are continuously updated and retrained either from the Company or directly from the equipment manufacturers as new technology is developed. The Company's service training centers are certified as manufacturers' authorized service facilities. In addition, each Field Engineer carries state-of-the-art service tools, including laptop computers loaded with technical information and diagnostic software.

         At the Company's Digital Support Center, Danka's Network and System Support Engineers receive ongoing, in-house training on industry standard certifications from some of the leading technology companies, including Microsoft Corporation, Adobe Systems, Inc., Novell, Inc. and Sun Microsystems, Inc.


COMPETITION

         The Company's business is highly competitive with a number of competitors in most geographic markets. The Company's retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers, and wholesale clubs. Depending upon the customer, principal areas of competition may include: quality and speed of post-sales service support; availability of competitive products, parts and supplies; speed of delivery; product capability and performance; and the availability of financing, leasing, or rental programs. Principal areas of competition for wholesale operations are availability of competitive products, price, speed of delivery, dealer support, centralized volume buying, product performance, and the availability of financing programs. The Company closed its U.S. wholesale operations effective March 31, 1999. The Company's remaining wholesale operations extend across Europe. The continued ability of the Company to offer competitive office imaging equipment and service in all segment areas is important in both its retail and wholesale operations.


EMPLOYEES

         As of March 31, 2000, the Company employed approximately 16,000 persons, of which approximately 9,500 were dedicated to service and related service support and approximately 2,400 were devoted to generating sales. The remaining employees were devoted to training, management, and other administrative and support positions in the field and at corporate locations.

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


TRADEMARKS AND SERVICE MARKS

         The Company believes that its trademarks and service marks have gained significant recognition in the office imaging and document management industry and are important to its marketing efforts. The Company has registered various trademarks and service marks in certain markets. The trademarks "Danka" and "Infotec" are among those registered marks, which are viewed as important to the Company's ongoing business. The Company's policy is to continue to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its proprietary rights. Depending on the jurisdiction, trademarks and service marks are valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic. Registrations of trademarks and service marks in the United States can generally be renewed indefinitely as long as the trademarks and service marks are in use.


BACKLOG

         The backlog of orders at March 31, 2000 and March 31, 1999 were not material.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Form 10-K, or otherwise made by officers of the Company, including statements related to the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to (i) any material adverse change in financial markets or Danka, (ii) any inability to maintain achieved cost savings, (iii) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (iv) any inability by the Company to procure, or any inability by the Company to continue to gain access to and successfully distribute new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any key upper management personnel, (vi) the ultimate outcome and impact of pending lawsuits, (vii) the ultimate outcome of the notice of proposed deficiency, pursuant to the review by the Internal Revenue Service, (viii) any inability to achieve minimum equipment leasing commitments, (ix) fluctuations in foreign currencies and (x) the reversals by the Appellate Court of the dismissals granted to the Company as referenced below in Item 3: Legal Proceedings, and (xi) other risks including those risks identified in any of the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.


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


ITEM 3.  LEGAL PROCEEDINGS

         In March 2000, the Company was served with a complaint, filed in the United States District Court, Southern District of New York, alleging claims of breach of contract and declaratory judgment, more particularly, the plaintiff, an investment banking and securities firm, alleged that the Company failed and refused to pay certain fees alleged due and payable pursuant to various restructuring and financing activities engaged in by the Company during fiscal 1999 and 2000. The complaint sought damages in the approximate amount of not less than $16.0 million. On May 15, 2000, the Company settled all claims for $4.3 million.

         In March 2000, the respective courts as referred to below entered an order to dismiss unrelated lawsuits previously disclosed by the Company seeking damages of a material nature.

         On March 22, 2000, the United States District Court for the Middle District of Florida, Tampa Division entered an order dismissing the consolidated class action complaint brought against the Company and certain former Directors and executives on or about June 18, 1998. The complaint alleged, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, engaged in improper accounting practices and that certain former officers utilized insider information, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

         On March 15, 2000 the United States District Court, Southern District of New York entered an order dismissing a complaint brought against the Company and its attorneys in February 1999. The complaint alleged claims of breach of contract, breach of duty of good faith and fair dealing, conversion and violation of the Uniform Commercial Code. More particularly, the plaintiffs allege that in December 1997, they attempted to sell approximately one million restricted American Depositary Shares at approximately $35.00 per share and that the Company and its attorneys wrongfully refused and/or unreasonably delayed in registering the transfer of the plaintiffs' restricted shares. The complaint further stated that the plaintiffs were unable to complete the sale of shares and were later forced to sell the shares in February 1998 at approximately $17.00 per share. The plaintiffs were attempting to recover the difference from the Company and its attorneys.

         Although both dismissals have been appealed, the Company believes that the orders of dismissal will be upheld.

         The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business that are not expected to have a material adverse effect upon the Company's financial position, results of operations or liquidity.

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

                                         U.S. Dollars per        Pence per
                                                 ADS           Ordinary Share
                                          High      Low        High       Low
                                        -------   -------      ----       ---

Fiscal Year 2000:
  Quarter ended June 30, 1999           $  8.75   $  4.25      131p        67p
  Quarter ended September 30, 1999        12.38      5.50      181         89
  Quarter ended December 31, 1999         14.13      8.69      207        134
  Quarter ended March 31, 2000            13.75      5.00      198         85

Fiscal Year 1999:
  Quarter ended June 30, 1998           $ 23.75   $ 11.50      344p       189p
  Quarter ended September 30, 1998        12.88      5.75      194         85
  Quarter ended December 31, 1998          6.88      1.75       92         29
  Quarter ended March 31, 1999             6.00      4.13       88         63

As of March 31, 2000, 47,778,029 ADSs were held of record by 2,459 registered holders and 43,461,743 Ordinary Shares were held of record by 3,276 registered holders. Since some of the ADSs and Ordinary Shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. The Company most recently paid a dividend to shareholders on July 28, 1998. The Company is not currently permitted to pay dividends (other than payment-in-kind dividends on its participating shares) under the Credit Agreement. Any determination to pay cash dividends after the refinancing of the indebtedness outstanding thereunder will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements, credit agreements and other such factors as the Board of Directors deems relevant.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to the information under the heading "Selected Consolidated Financial Data" in the Company's Annual Report to Shareholders for the Year Ended March 31, 2000. See Exhibit 13 to this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the Year Ended March 31, 2000. See Exhibit 13 to this Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the Year Ended March 31, 2000. See Exhibit 13 to this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the information under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity" and "Notes to the Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the Year Ended March 31, 2000. See Exhibit 13 to this Report. As is the case with any company, prior financial condition and results of operations are not necessarily indicative of future results.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the heading "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement to be used in connection with the Company's 2000 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1.       The following Financial Statements of the Registrant
                           included in Part II, Item 8, of this Report are incorporated herein by reference as described in
                           Item 8:

                           Consolidated Statements of Operations - Years ended March 31, 2000, 1999 and 1998

                           Consolidated Balance Sheets - March 31, 2000 and
                           1999

                           Consolidated Statements of Cash Flows - Years ended March 31, 2000, 1999 and 1998

                           Consolidated Statements of Shareholders' Equity - Years ended March 31, 2000, 1999 and 1998

                           Notes to the Consolidated Financial Statements - Years ended March 31, 2000, 1999 and 1998

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

3.2* Articles of Association of the Company. (Exhibit 4.2 to the Company's Form 10-Q December 31, 1999 dated February 11, 2000.)

4.1* Memorandum of Association of the Company, including paragraphs 5 and 6. (Exhibit 2.1 to the 1992 Registration Statement.)

4.2* Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members. (Exhibit 4.2 to the Company's Form 10-Q December 31, 1999 dated February 11, 2000.)

4.3* Form of Ordinary Share certificate. (Exhibit 4.3 of Company's Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993 [the "1993 Registration Statement"]).

4.4* Form of American Depositary Receipt. (Exhibit 4.4 to the 1993 Registration Statement.)

4.5* Deposit Agreement dated June 25, 1992, Amendment No. 1 dated February 26, 1993 and Amendment No. 2 dated July 2, 1993 (Exhibit 4.9 to the 1993 Registration Statement) and Amendment No. 3 dated August 16, 1994 between The Bank of New York, Company and Owners and Holders of American Depositary Receipts.

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

4.18* Seventh Amendment to Credit Agreement dated December 1, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.18 to the Company's Form 10-Q December 31, 1999 dated February 11, 2000).

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

4.22 Eighth Amendment to Credit Agreement dated March 24, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent.

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

10.23* The Danka 1999 Share Option Plan filed as Appendix B of the 1999 Annual Proxy Statement and approved by shareholders under Resolution 12.

13 Annual Report to Shareholders of the Company for the year ended March 31, 2000. The portions of the Company's Annual Report to Shareholders incorporated by reference into this Report are included herein as exhibits.

21                List of Current Subsidiaries of the Company.

23                Consent of Independent Accountants

27                Financial Data Schedule.

27.1              Financial Data Schedule Restated and Amended (March 31, 1999
                  Form 10-K).

27.2              Financial Data Schedule Restated and Amended (March 31, 1998
                  Form 10-K).

* Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

                  (b)      Reports on Form 8-K

                                    N/A

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

                          INDEPENDENT AUDITOR'S REPORT




To the Members of Danka Business Systems PLC:

Under date of May 26, 2000, we reported on the consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                                 KPMG Audit Plc
                                                          Chartered Accountants
                                                             Registered Auditor
May 26, 2000                                                    London, England

                           DANKA BUSINESS SYSTEMS PLC

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)


                Column A                 Column B                 Column C           Column D       Column E
              -----------              ------------    -------------------------    ----------      ---------

                                        Balance at     Charged to    Charged to                      Balance
                                       Beginning of    Costs and        Other                        at End
              Description                 Period        Expenses     Accounts(1)    Deductions      of Period
              -----------              ------------    ----------    -----------    ----------      ---------

Allowance for doubtful accounts:

Year ended March 31, 1998                $27,853         $29,928      $2,046        ($28,854)(2)     $ 30,973
                                         =======         =======      ======        ========         ========

Year ended March 31, 1999                $30,973         $38,619      $  448        ($ 8,774)(2)     $ 61,266
                                         =======         =======      ======        ========         ========

                                                                                    ($24,167)(2)
                                                                                      (2,700)(3)
Year ended March 31, 2000                $61,266         $ 7,789          --        ($26,867)        $ 42,188
                                         =======         =======      ======        ========         ========


(1)  Represents beginning balances of acquired companies.

(2)  Represents accounts written off during the year, net of recoveries.

(3)  Represents balance of companies sold.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2000                    DANKA BUSINESS SYSTEMS PLC
                                      --------------------------
                                             (Registrant)

                                      By: /s/ LARRY K. SWITZER
                                      -----------------------------------------
                                      Larry K. Switzer, Chief Executive Officer
                                      (Chief Executive Officer)

                                      By: /s/ F. MARK WOLFINGER
                                      -----------------------------------------
                                      F. Mark Wolfinger, Executive Vice
                                      President and Chief Financial Officer
                                      (Chief Financial Officer and the
                                      Principal Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 5, 2000.

SIGNATURE                          TITLE
---------                          -----

/s/  DAVID W. KENDALL              Chairman and Director
---------------------------
     David W. Kendall

/s/  LARRY K. SWITZER              Chief Executive Officer and Director
---------------------------
     Larry K. Switzer

/s/  BRIAN L. MERRIMAN             President and Chief Operating Officer
---------------------------        and Director
     Brian L. Merriman

/s/  MICHAEL B. GIFFORD            Director
---------------------------
     Michael B. Gifford

/s/  RICHARD C. LAPPIN             Director
---------------------------
     Richard C. Lappin

/s/  RICHARD F. LEVY               Director
---------------------------
     Richard F. Levy

/s/  KEITH J. MERRIFIELD           Director
---------------------------
     Keith J. Merrifield

/s/  J. ERNEST RIDDLE              Director
---------------------------
     J. Ernest Riddle

/s/  SHELI Z. ROSENBERG            Director
---------------------------
     Sheli Z. Rosenberg

/s/  JAMES L. SINGLETON            Director
---------------------------
     James L. Singleton

/s/  ANTHONY D. TUTRONE            Director
---------------------------
     Anthony D. Tutrone

/s/  C. ANTHONY WAINWRIGHT         Director
---------------------------
     C. Anthony Wainwright

/s/  JAMES F. WHITE, JR.           Director
---------------------------
     James F. White, Jr.