Form 10-Q
period 2000-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2000-08-11
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM  TO


    Commission file number:  0-20828



                           DANKA BUSINESS SYSTEMS PLC
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         ENGLAND                                        98-0052869
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


     11201 DANKA CIRCLE NORTH
     ST. PETERSBURG, FLORIDA                               33716
----------------------------------------                 ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 727-576-6003


                                 NOT APPLICABLE
          -------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The registrant had 235,630,192 Ordinary Shares outstanding as of June 30, 2000

                                      INDEX


                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements

         Consolidated Statements of Operations for the three months ended
         June 30, 2000 and 1999 (Unaudited)                                                  3

         Condensed Consolidated Balance Sheets as of June 30, 2000
         (Unaudited) and March 31, 1999 (Audited)                                            4

         Consolidated Statements of Cash Flows for the three months
         ended June 30, 2000 and 1999 (Unaudited)                                            5

         Consolidated Statement of Shareholders' Equity for the three months
         ended June 30, 2000 and 1999 (Unaudited)                                            6

         Notes to Consolidated Financial Statements (Unaudited)                              7

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                      11

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                              17
    Item 2 - Changes in Securities                                                          17
    Item 3 - Defaults upon Senior Securities                                                17
    Item 4 - Submission of Matters to a Vote of Security Holders                            18
    Item 5 - Other Information                                                              19
    Item 6 - Exhibits and Reports on Form 8-K                                               19

Signature                                                                                   20

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)


                                                                       FOR THE THREE MONTHS ENDED
                                                                  ----------------------------------
                                                                    JUNE 30,               JUNE 30,
                                                                      2000                   1999
                                                                  ------------           -----------
                                                                   (UNAUDITED)           (UNAUDITED)
REVENUE:
Retail equipment sales                                            $    155,311           $   165,152
Retail service, supplies and rentals                                   358,640               450,721
Wholesale                                                               26,260                29,836
                                                                  ------------           -----------
Total revenue                                                          540,211               645,709
                                                                  ------------           -----------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                         105,856               117,712
Retail service, supplies and rental costs                              224,541               262,576
Wholesale costs of revenue                                              22,040                23,350
Selling, general and administrative expenses                           167,805               199,455
Amortization of intangible assets                                        3,556                 3,581
Restructuring charges (credits)                                         (8,158)                   --
                                                                  ------------           -----------
Total costs and operating expenses                                     515,640               606,674
                                                                  ------------           -----------
EARNINGS FROM OPERATIONS                                                24,571                39,035
Interest expense and other, net                                         26,343                22,031
                                                                  ------------           -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                     (1,772)               17,004
Provision (benefit) for income taxes                                      (532)                4,761
                                                                  ------------           -----------
NET EARNINGS (LOSS)                                               $     (1,240)          $    12,243
                                                                  ============           ===========

BASIC EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
PER ADS:
  Net earnings (loss) per ADS                                     $      (0.09)          $      0.21
  Weighted average ADSs                                                 58,908                57,017

DILUTED EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS
PER ADS:
  Net earnings (loss) per ADS                                     $      (0.09)          $      0.21
  Weighted average ADSs                                                 58,908                57,306

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                   JUNE 30,            MARCH 31,
                                                                     2000                2000
                                                                 -----------         -----------
                                                                 (UNAUDITED)          (AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $    53,908         $    64,861
Accounts receivable, net                                             502,385             527,793
Inventories                                                          316,684             328,290
Prepaid expenses, deferred income taxes
     and other current assets                                         85,310              81,837
                                                                 -----------         -----------
TOTAL CURRENT ASSETS                                                 958,287           1,002,781

Equipment on operating leases, net                                   180,022             199,551
Property and equipment, net                                           93,011              92,614
Intangible assets, net                                               300,580             306,906
Other assets                                                          68,535              65,845
                                                                 -----------         -----------
TOTAL ASSETS                                                     $ 1,600,435         $ 1,667,697
                                                                 ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable           $   106,270         $    86,776
Accounts payable                                                     155,989             178,870
Accrued expenses and other current liabilities                       189,222             229,472
Deferred revenue                                                      37,334              40,045
                                                                 -----------         -----------
TOTAL CURRENT LIABILITIES                                            488,815             535,163
Convertible subordinated notes                                       200,000             200,000
Long-term debt and notes payable, less current maturities            497,736             515,406
Deferred income taxes and other long-term liabilities                 33,274              32,536
                                                                 -----------         -----------
TOTAL LIABILITIES                                                  1,219,825           1,283,105
                                                                 -----------         -----------
6.50% CONVERTIBLE PARTICIPATING SHARES-REDEEMABLE:
$1.00 stated value, 500,000 authorized: 223,899 issued
       and outstanding                                               211,748             207,878
                                                                 -----------         -----------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
       authorized; 235,630,192 issued and outstanding                  4,932               4,892
Additional paid-in capital                                           319,706             317,056
Retained earnings (deficit)                                          (71,336)            (66,226)
Accumulated other comprehensive income (loss)                        (84,440)            (79,008)
                                                                 -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                           168,862             176,714
                                                                 -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 1,600,435         $ 1,667,697
                                                                 ===========         ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                            FOR THE THREE MONTHS ENDED
                                                                        ---------------------------------
                                                                          JUNE 30,              JUNE 30,
                                                                           2000                   1999
                                                                        -----------           -----------
                                                                        (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
Net earnings (loss)                                                     $    (1,240)          $    12,243
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                             40,763                40,833
   Loss on sale of property and equipment and
       equipment on operating leases                                          4,584                 2,418
   Proceeds from sale of equipment on operating leases                        1,603                 1,685
   Restructuring charges (credits)                                           (8,158)                   --
   Changes in assets and liabilities, net of effects from
       assets and liabilities of business held for sale:
         Accounts receivable                                                 18,743                 7,925
         Inventories                                                         12,752                 2,869
         Prepaid expenses, deferred income taxes
             and other current assets                                        (1,945)               (1,206)
         Other noncurrent assets                                             (2,832)                6,747
         Accounts payable                                                   (18,854)               21,795
         Accrued expenses                                                   (34,071)              (81,421)
         Deferred revenue                                                    (2,460)                 (983)
         Deferred income taxes and other long-term liabilities                  802                  (305)
                                                                        -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     9,687                12,600
                                                                        -----------           -----------
INVESTING ACTIVITIES
Capital expenditures                                                        (25,163)              (34,182)
Proceeds from sale of property and equipment                                    415                   853
Payment for purchase of subsidiaries                                             --                  (232)
                                                                        -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                       (24,748)              (33,561)
                                                                        -----------           -----------
FINANCING ACTIVITIES
Net borrowings (payments) under line of credit agreements                     3,512                  (640)
Principal payments on debt                                                       89                (2,709)
                                                                        -----------           -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           3,601                (3,349)
                                                                        -----------           -----------
EFFECT OF EXCHANGE RATES                                                        507                (3,870)
                                                                        -----------           -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (10,953)              (28,180)
Cash and cash equivalents, beginning of period                               64,861                66,095
                                                                        -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    53,908           $    37,915
                                                                        ===========           ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30,
2000 AND 1999
(IN THOUSANDS)


                                                                                               ACCUMULATED
                                                                ADDITIONAL       RETAINED         OTHER
                                                 ORDINARY        PAID-IN         EARNINGS     COMPREHENSIVE
                                                  SHARES         CAPITAL         (DEFICIT)     INCOME (LOSS)        TOTAL
                                                (UNAUDITED)    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                -----------    -----------     -----------    -------------      -----------
BALANCES AT MARCH 31, 2000                      $     4,892    $   317,056     $  (66,226)    $    (79,008)      $  176,714

Net loss                                                                           (1,240)                           (1,240)

Currency translation adjustment                                                                     (5,432)          (5,432)
                                                                                                                 ----------
   Comprehensive income (loss)                                                                                       (6,672)
Dividends and accretion of participating shares                                    (3,870)                           (3,870)
Shares issued under employee purchase plans              40          2,650                                            2,690
                                                -----------    -----------     ----------     ------------       ----------
BALANCES AT JUNE 30, 2000                       $     4,932    $   319,706     $  (71,336)    $    (84,440)      $  168,862
                                                ===========    ===========     ==========     ============       ==========


                                                                                               ACCUMULATED
                                                                ADDITIONAL       RETAINED         OTHER
                                                 ORDINARY        PAID-IN         EARNINGS     COMPREHENSIVE
                                                  SHARES         CAPITAL         (DEFICIT)     INCOME (LOSS)        TOTAL
                                                (UNAUDITED)    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                -----------    -----------     -----------    -------------      -----------
BALANCES AT MARCH 31, 1999                      $     4,758    $   304,436     $  (72,815)    $    (65,215)      $   171,164

Net earnings                                                                       12,243                             12,243

Currency translation adjustment                                                                     (6,143)           (6,143)
                                                                                                                 -----------
   Comprehensive income                                                                                                6,100
                                                -----------    -----------     ----------     ------------       -----------
BALANCES AT JUNE 30, 1999                       $     4,758    $   304,436     $  (60,572)    $    (71,358)      $   177,264
                                                ===========    ===========     ==========     ============       ===========


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three months ended June 30, 2000 and 1999, the consolidated statements of cash flows for the three months ended June 30, 2000 and 1999, and the consolidated statement of shareholders' equity for the three months ended June 30, 2000 and 1999, are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Danka Business Systems PLC's (the "Company") Annual Report for the year ended March 31, 2000.

NOTE 2.  RESTRUCTURING CHARGES (CREDITS)

FISCAL 1999 CHARGE:

         The Company recorded pre-tax restructuring charges totaling $42.7 million for the third and fourth quarters of fiscal 1999. The restructuring charges were related to the Company's worldwide cost reduction program initiated in the third quarter of fiscal 1999 with the goal of reducing selling, general and administrative expenses and improving profitability. The restructuring charges were for headcount reductions, the elimination of excess facilities and the write-down of assets. The Company has completed the planned reduction of 1,400 positions. Generally, severance is paid out to individuals over a period of time rather than one lump sum payment. The lease obligations relate to the closure of 60 facilities, some of which are expected to continue beyond the year 2001. Unutilized accruals of $1.9 million relating to fiscal 1998 and 1997 restructuring charges were adjusted during the third quarter of fiscal 1999, resulting in a net charge of $40.8 million for the twelve months ended March 31, 1999. For the first quarter ended June 30, 2000 the Company reversed $8.2 million of reserves for future lease obligations due to favorable lease settlements and revised estimates of amounts required to settle remaining lease obligations. The following table summarizes the restructuring charge and related cash outlays:

1999 RESTRUCTURING CHARGE:


                                                TOTAL                                           FIRST QTR.
                                               FISCAL        RESERVE AT       FIRST QTR.        OTHER NON-        RESERVE AT
                                                1999          MARCH 31,         CASH               CASH            JUNE 30,
(in 000's)                                    EXPENSE           2000           OUTLAYS            CHANGES            2000
                                              -------        ----------       ---------         ----------        ----------

Severance                                     $19,820          $ 1,623          $(1,109)               --           $  514
Future lease obligations on facility
       closures                                19,790           11,802             (385)               --            3,259
Write-off of leasehold improvements
       on facility closures                     3,084               --               --           $(8,158)              --
                                              -------          -------          -------           -------           ------
Total restructuring charge                    $42,694          $13,425          $(1,494)          $(8,158)          $3,773
                                              =======          =======          =======           =======           ======

NOTE 3.  EARNINGS PER SHARE

         The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) available to common shareholders per ADS computations for the three months ended June 30, 2000 and 1999:


                                                   FOR THE THREE MONTHS ENDED                  FOR THE THREE MONTHS ENDED
                                                          JUNE 30, 2000                                JUNE 30, 1999
                                            --------------------------------------       ----------------------------------------
(In 000's except per share amounts)          EARNINGS                                      EARNINGS
                                              (LOSS)          SHARES     PER-SHARE          (LOSS)          SHARES      PER-SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                            -----------   -------------  ---------       -----------    -------------   ---------
Net earnings (loss)                          $(1,240)                                      $12,243

BASIC EARNINGS (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS PER ADS:
  Dividends and accretion on
     participating shares                     (3,890)                                           --
                                             -------                                       -------
  Earnings (loss)                             (5,130)         58,908      $(0.09)           12,243         57,017         $0.21
                                                                          ======                                          =====
EFFECT OF DILUTIVE SECURITIES:
  Stock options                                                   --                                          289
                                                              ------                                       ------
DILUTED EARNINGS (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS PER ADS:
  Earnings (loss)                            $(5,130)         58,908      $(0.09)          $12,243         57,306         $0.21
                                             =======          ======      ======           =======         ======         =====

         The effect of the Company's $200.0 million of 6.75% Convertible Subordinated Notes are not included in the computation of diluted earnings per share for the three months ended June 30, 2000 and 1999 because they are not dilutive.

         The effect of the Company's 6.5% Convertible Participating Shares and the effect of stock options are not included in the computation of diluted earnings per share for the three months ended June 30, 2000 because they are not dilutive.

NOTE 4.  SEGMENT REPORTING

         The Company's reportable segments include Danka Americas, Danka International and Danka Services International (DSI). Danka Americas distributes photocopiers, facsimiles and other related office imaging equipment together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. The Company's Omnifax division, which distributes private-label facsimiles and related parts, supplies and services throughout the United States and Canada, is also included in the Danka Americas segment for the three months ended June 30, 1999. Revenue and earnings from operations for Omnifax for this period were $27.4 million and $2.7 million, respectively. Effective July 30, 1999, the Company sold its Omnifax business to Xerox Corporation for $45.0 million in cash. Danka International distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and other related office imaging equipment and supplies on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional operations in Australia. DSI is the Company's worldwide document outsourcing business, which provides a wide range of document management solutions, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations, document archiving and retrieval services and document management consulting. The Company measures segment performance as earnings from operations, which is defined as earnings before restructuring charges (credits), interest expense and other, net and income taxes, as shown on the Company's consolidated statements of operations. Other items are shown for purposes of reconciling to the Company's total consolidated amounts as shown in the following tables for the three months ended June 30, 2000 and 1999:


                                                                           DANKA
                                           DANKA          DANKA           SERVICES                 CONSOLIDATED
                                         AMERICAS     INTERNATIONAL    INTERNATIONAL     OTHER        TOTAL
THREE MONTHS ENDED JUNE 30                 $000           $000              $000          $000        $000
---------------------------------------------------------------------------------------------------------------
2000
Total revenue                             300,037         170,568          69,606                    540,211

Earnings (loss) from operations             8,633           4,782           7,888       (4,890)       16,413
Restructuring charges (credits)                                                         (8,158)       (8,158)
Interest expense and other, net                                                         26,343        26,343
Provisions (benefit) for income taxes                                                     (532)         (532)
Net earnings (loss)                                                                                   (1,240)

1999
Total revenue                             368,364         207,239          70,106                    645,709

Earnings (loss) from operations            33,337           6,388           6,548       (7,238)       39,035
Interest expense and other, net                                                         22,031        22,031
Provisions for income taxes                                                              4,761         4,761
Net earnings                                                                                          12,243

NOTE 5.  NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the first quarter of the fiscal year beginning after June 15, 2000. Statement No. 133 as amended establishes accounting and reporting requirements for derivative instruments and hedging activities, and modifies disclosures previously required under other accounting standards. The Company does not expect the adoption of Statement No. 133 to have a material impact on its results of operations.

NOTE 6.  PENDING LITIGATION

         On March 22, 2000, the United States District Court for the Middle District of Florida, Tampa Division entered an order dismissing a consolidated class action complaint brought against the Company and certain former Directors and former officers on or about June 18, 1998. The complaint had alleged, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, engaged in improper accounting practices and that certain former officers utilized insider information, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

         On March 15, 2000 the United States District Court, Southern District of New York entered an order dismissing a complaint brought against the Company and its outside law firm in February 1999. The complaint had alleged claims of breach of contract, breach of duty of good faith and fair dealing, conversion and violation of the Uniform Commercial Code. More particularly, the plaintiffs had alleged that in December 1997, they attempted to sell approximately one million restricted American Depositary Shares at approximately $35.00 per share and that the Company and its attorneys had wrongfully refused and/or unreasonably delayed in registering the transfer of the plaintiffs' restricted shares. The complaint further alleged that the plaintiffs were unable to complete the sale of shares and were later forced to sell the shares in February 1998 at approximately $17.00 per share. The plaintiffs were attempting to recover the difference from the Company and its outside law firm.

         Although both dismissals have been appealed, the Company believes that the orders of dismissal will be upheld.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business that are not expected to have a material adverse effect upon the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Danka Business Systems PLC together with subsidiaries ("Danka" or the "Company") is one of the world's largest independent suppliers of photocopiers and related office imaging equipment solutions. Danka primarily markets these products and related services, parts and supplies on a direct basis to retail customers throughout 29 countries. The Company principally distributes the products of Canon, Heidelberg, Ricoh and Toshiba. Throughout Europe, the Company also markets private label photocopiers and facsimile machines and related supplies on a direct basis under the Company's Infotec trademark. In addition to its direct retail customers, the Company markets photocopiers and related parts and supplies on a wholesale basis to independent dealers through its international operations.

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

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the Company's consolidated statements of operations:


                                                      THREE  MONTHS ENDED JUNE 30,
                                                      ----------------------------
                                                        2000                1999
                                                      --------           ---------
Revenue:
  Retail equipment sales ...................            28.8 %             25.6 %
  Retail service, supplies and rentals .....            66.4               69.8
  Wholesale ................................             4.8                4.6
                                                       -----              -----
      Total revenue ........................           100.0              100.0
Cost of revenue ............................            65.2               62.5
                                                       -----              -----
Gross profit ...............................            34.8               37.5
Selling, general and administrative expenses            31.1               30.9
Amortization of intangible assets ..........             0.7                0.6
Restructuring charges (credit) .............            (1.5)                --
                                                       -----              -----
      Earnings from operations .............             4.5                6.0
Interest expense and other, net ............             4.8                3.4
                                                       -----              -----
      (Loss) earnings before income taxes ..            (0.3)               2.6
Provision (benefit)for income taxes ........            (0.1)               0.7
                                                       -----              -----
      Net (loss) earnings ..................            (0.2)               1.9
                                                       =====              =====

         The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:

                                              THREE  MONTHS ENDED JUNE 30,
                                              ----------------------------
                                                2000                1999
                                              --------           ---------

Retail equipment sales                         31.8%               28.7%
Retail service, supplies and rentals           37.4                41.7
Wholesale                                      16.1                21.7

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999:

Revenue

         Total revenue for the first quarter of fiscal 2001 fell by approximately 16% to $540.2 million from $645.7 million in the prior year comparable quarter. Excluding the Omnifax business sold in July 1999, total revenue was down 12%. The Company's revenues in the current year first quarter were negatively impacted by foreign currency movements which reduced revenue by approximately $17.7 million. Including a negative impact of approximately $6.9 million due to foreign currency movements, retail equipment sales declined by $9.8 million, primarily due to shortfalls in sales of higher end digital and analog products. Retail service, supplies and rentals revenue declined by $92.1 million due to the negative impact of foreign currency ($10.8 million), declining prices, and a significant decrease in the number of units being serviced.


Gross Profit

         The Company's gross profit margin decreased from 37.5% in the prior year first quarter to 34.8% in the current year first quarter. The decrease in margin in the current year compared to the prior year first quarter was primarily due to lower service margins in the U.S. and Europe, resulting from higher service costs associated with declining service revenues. U.S. service and rental costs in the first quarter of this year included a $2.5 million charge for severance costs associated with the reduction in the U.S. field service headcount and a $5.5 million charge for the write-off of certain rental equipment.


Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") declined by $31.7 million to $167.8 million from $199.5 million in the comparable quarter in the prior year while as a percentage of total revenue SG&A expenses increased from 30.9% to 31.1%. Lower expense amounts were primarily attributable to lower employment costs, which reflect savings from the 1999 restructuring program, lower sales commissions due to lower revenues, and a lower provision for bad debts.


Earnings from Operations

         For the three months ended June 30, 2000, earnings from operations decreased to $24.6 million, compared to $39.0 million in the prior year comparable quarter, due to lower gross profit margins. The current year fiscal quarter included a $8.2 million credit for the reversal of fiscal year 1999 restructuring reserves for future lease obligations due to favorable lease settlements and revised estimates of amounts required to settle remaining lease obligations.

Interest Expense and Other, Net

         Interest expense and other, net increased by $4.3 million to $26.3 million from $22.0 million in the comparable quarter of the prior fiscal year. The increase was due to the expensing of an additional $7.4 million in bank waiver fees related to the Company's current credit facility, partially offset by lower interest expense as a result of lower debt outstanding in the current year. The Company has paid $22.9 million in waiver fees over the past five quarters as required by amendments to the Company's bank credit agreement. Of this amount, $20.3 million was expensed prior to June 30, 2000 and the remaining $2.6 million will be expensed in the second quarter of the current fiscal year.

Income Taxes

         The Company recorded an income tax benefit of $.5 million for the first quarter of fiscal 2001 compared to a $4.8 million provision in the first quarter of fiscal 2000. The decrease was primarily due to a loss in the current quarter. The combined effective income tax rate increased to 30.0% for the first quarter of fiscal 2001 as compared to 28.0% for the first quarter of fiscal 2000. The increase in the tax rate is primarily due to a shift in income from lower to higher tax jurisdictions and changes in the classification of income taxed at various rates within these jurisdictions.


Net Earnings (Loss)

         For the three months ended June 30, 2000, the Company incurred a net loss of $1.2 million compared to net income of $12.2 million in the prior year comparable quarter. Excluding the bank waiver fees, the Company would have reported a net profit of $4.2 million in the current year first quarter. After allowing for preferred dividends, the Company incurred a net loss of $0.09 per American Depository Share ("ADS") in the current year first quarter compared to net earnings of $0.21 per ADS in the prior year comparable quarter. Excluding the bank waiver fees the Company would have reported a net profit of $0.01 per ADS in the current year first quarter.

         Sequentially, the net loss of $1.2 million for the current quarter compares to a net loss of $18.6 million in the fourth quarter of last year, or $0.39 per ADS. SG&A savings, restructuring credits, and improved gross margins, account for the reduced loss. The fourth quarter of last year also included a $4.3 million charge for a legal settlement.


EXCHANGE RATES

         Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling of the Ordinary Shares of the Company on the London Stock Exchange and, as a result, are likely to affect the market price of the ADSs. The Company operates in 29 countries worldwide, and therefore, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which the Company operates, will affect the results of the Company's international operations reported in U.S. dollars and the value of such operations' net assets reported in U.S. dollars. The results of operations, financial condition and competitive position of the Company's business are affected by the relative strength of its currencies in countries where its products are currently sold. The Company's results of operations and financial condition can be adversely affected by fluctuations in foreign currencies and by translations of the financial statements of the Company's foreign subsidiaries from local currencies into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a credit agreement with a consortium of international bank lenders through March 31, 2002 (the "Credit Agreement"). As amended on December 1, 1999, the Credit Agreement requires that the Company maintain minimum levels of adjusted consolidated net worth, cumulative consolidated EBITDA and a ratio of consolidated EBITDA to interest expense, each as defined in the Credit Agreement and all of which the Company was in compliance with at June 30, 2000. Effective September 30, 2000, the Credit Agreement as amended will also require compliance with a consolidated fixed charge coverage ratio and a consolidated total leverage ratio.

         The consolidated amounts and ratios required by the amended Credit Agreement for the first and second quarters of the current year and respective actual amounts and ratios for the first quarter are as follows:


                                                              Required Amounts and         Actual Amounts and Ratios
                                                               Ratios for Quarter           for Quarter Ended Ended
                                                       June 30, 2000     Sept. 30, 2000          June 30, 2000
                                                       -------------     --------------    -------------------------

Minimum Adjusted Consolidated Net Worth
   ( $ in Millions)                                      $   390.6          $   407.8              $   437.2

Minimum Cumulative Consolidated EBITDA
   (latest 12 months) ( $ in Millions)                   $   254.0          $   254.0              $   258.4

Minimum Ratio of Consolidated EBITDA to
   Interest Expense (latest 12 months)                        2.00               2.00                   2.77

Minimum Consolidated Fixed Charge
   Coverage Ratio (1)                                           --               1.50                   1.56

Maximum Consolidated Total Leverage Ratio (2)                   --               3.25                   3.18



(1) The minimum Consolidated Fixed Charge Coverage Ratio is defined as Cumulative Consolidated EBITDA less the last 12 months of adjusted capital expenditures divided by total interest expense.

(2) The maximum Consolidated Total Leverage Ratio is indebtedness divided by Cumulative Consolidated EBITDA.

         Terms of the most recent amendment to the Credit Agreement include an aggregate commitment by the lenders of $690.0 million. Effective interest rates under the Credit Agreement are LIBOR plus 3.50 percent if average outstanding loans exceed $650.0 million and LIBOR plus 2.75 percent if they do not.

         Indebtedness under the Credit Agreement is secured by substantially all of the Company's U.S. assets and the Credit Agreement contains negative and affirmative covenants which place restrictions on Danka regarding the disposition of assets, capital expenditures, additional indebtedness and permitted liens, prohibit the payment of dividends (other than payment-in-kind dividends on the Company's participating shares) and require the Company to maintain certain financial ratios as mentioned above. The adjustable interest rate on indebtedness under the Credit Agreement is at the option of the Company, 2.75% or 3.50% (per above) plus either (i) the applicable Interbank Rate periods of one, two, three or six months or (ii) an alternative base rate, consisting of the higher of the lead bank's prime rate or the Federal Funds rate plus 0.5%. The Company is not permitted to make any acquisitions of businesses, except with the approval of the bank lenders. The Company is required to apply 90% of any net proceeds received for any asset dispositions outside the ordinary course of business to repay outstanding indebtedness under the Credit Agreement.

         As of June 30, 2000, the Credit Agreement had an outstanding balance of $498.2 million under the revolving component and $88.3 million under the term loan and was incurring interest at a weighted average rate of 9.11% and 7.29% per annum, respectively. The Company continues to evaluate the timing and form of refinancing the outstanding debt under the Credit Agreement.

         While the Company is generally prohibited from incurring new indebtedness other than under the Credit Agreement, the Company is permitted to borrow up to $40.0 million at any one time outside of the Credit Agreement to finance the purchase of high-volume digital copiers and to secure such loans with liens upon the financed equipment.

         On December 17, 1999, the Company issued 218,000 new 6.50% senior convertible participating shares of Danka Business Systems PLC for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or Ordinary Share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares for the first five years. The participating shares are convertible into Ordinary Shares at a conversion price of $3.125 per Ordinary Share (equal to $12.50 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 23% of the total voting power of the Company's capital stock. In addition, the Company has issued 5,899 additional participating shares as of May 31, 2000 in satisfaction of the payment-in-kind dividend.

         The Company is not permitted to pay dividends (other than payment-in-kind dividends on its participating shares) under the Credit Agreement and does not anticipate the payment of a dividend on Ordinary Shares in the foreseeable future.

         The Internal Revenue Service has completed an examination of the Company's federal income tax returns for the fiscal years ended March 31, 1996 and 1995. The Company received a notice of proposed deficiency in November 1999. The principal adjustments relate to the timing of certain deductions associated with leased equipment financing. The Company has filed a protest and is meeting with the Appellate Division of the Internal Revenue Service to resolve this issue. If the Internal Revenue Service were to prevail, net operating losses available for carryback to these years would increase by corresponding amounts. The Company believes, however, that it will prevail on this issue on its merits. The Company believes, in any event, the resolution will not have a material adverse impact upon the Company's consolidated results of operations, liquidity or financial position.

         In addition to the foregoing, an audit by fiscal authorities in the Netherlands has commenced. The Company does not believe that this audit, or any result thereof, will have a materially adverse impact on its consolidated results of operations, liquidity or financial position.

         The Company's net cash flow provided by operating activities was $9.7 million and $12.6 million for the three months ended June 30, 2000 and 1999, respectively. Operating cash flow for the three months ended June 30, 2000 was primarily affected by a decrease in cash provided by net earnings, as well as changes in working capital accounts. Accounts receivable and inventory account changes provided $31.5 million in cash but they were offset by decreases in accounts payable and accrued expenses due to payments of trade payables, employee commissions, and a legal settlement. Cash flow used in investing activities was $24.7 million and $33.6 million for the three months ended June 30, 2000 and 1999, respectively. The decrease was primarily due to the Company's reduction in capital expenditures for equipment on operating leases. Net cash provided by (used in) financing activities was $3.6 million and ($3.3) million for the three months ended June 30, 2000 and 1999, respectively. The improvement in cash provided by financing activities was primarily due to net borrowings under the line of credit agreements for the three months ended June 30, 2000.

         Although the Company's recent amendments to its Credit Agreement will increase the Company's tiered margin spread, the Company's total interest expense is expected to decrease in future periods as much of the required fee payments discussed above have already been charged to expense.

         The Company believes cash flow from internally generated funds and the availability under the most recent amendment to the Credit Agreement will be sufficient to support its operations during the next twelve months.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to the Company's future performance and the Company's outlook for its businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to (i) any material adverse change in financial markets or Danka, (ii) the continuing ability to achieve cost savings, (iii) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (iv) any inability by the Company to procure, or any inability by the Company to continue to gain access to and successfully distribute new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any key upper management personnel, (vi) the ultimate outcome and impact of pending lawsuits, (vii) the ultimate outcome of the notice of proposed deficiency, pursuant to the review by the Internal Revenue Service,
(viii) any inability to achieve minimum equipment leasing commitments, (ix) fluctuations in foreign currencies and (x) the reversals by the Appellate Court of the dismissals granted to the Company as referenced below in Part II, Item 1: Legal Proceedings, and (xi) the ability of the Company to meet its debt covenants as amended in the bank credit agreement (xii) other risks including those risks identified in any of the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Reference is made to Part I, Item 1, Note 6 to Consolidated Financial Statements for a description of pending litigation.

         The Company is also subject to other legal proceedings and claims which arise in the ordinary course of business that will not have a material adverse effect upon the Company's financial position, results of operation or liquidity.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual General Meeting of shareholders of Danka Business Systems PLC was held on July 11, 2000. At the meeting, the following actions were taken by the shareholders:


         1. J. Ernest Riddle was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

                           FOR                   143,831,332
                           AGAINST                 1,209,621
                           ABSTAINED                       0

         2. Richard F. Levy, who was appointed during the course of the year, was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

                           FOR                   143,312,777
                           AGAINST                 1,727,832
                           ABSTAINED                       0

         3. Sheli Z. Rosenberg, who was appointed during the course of the year, was re-elected to serve as a Director of the Company, in accordance with the Company's Articles of Association. The voting on the resolution was as follows:

                           FOR                   143,743,777
                           AGAINST                 1,296,376
                           ABSTAINED                       0


         4. KPMG Audit Plc was appointed as the Company's auditors for fiscal year 2001, and the Board of Directors was authorized to fix the auditor's remuneration. The voting on the resolution was as follows:

                           FOR                   144,131,479
                           AGAINST                   911,494
                           ABSTAINED                       0

         5. The Board of Directors of the Company was granted the authority to allot securities up to an aggregate nominal amount of (pound)781,118. The voting on the resolution was as follows:

                           FOR                   143,153,488
                           AGAINST                 1,887,800
                           ABSTAINED                       0

         6. The Board of Directors of the Company was granted the authority to allot equity securities up to an aggregate nominal amount of (pound)589,800 without providing certain pre-emptive rights. The voting on the resolution was as follows:

                           FOR                   134,812,417
                           AGAINST                10,210,261
                           ABSTAINED                  20,700

         7. The Company was granted the authority to buy back up to 15% of its outstanding share capital. The voting on the resolution was as follows:

                           FOR                   144,655,757
                           AGAINST                   369,796
                           ABSTAINED                  20,700

         8. Amendments to the employment agreements of each of Larry K. Switzer and Brian L. Merriman to provide for the issuance of restricted ADS's were approved. The voting on the resolution was as follows:

                           FOR                   129,903,214
                           AGAINST                15,083,090
                           ABSTAINED                  33,159



ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

EXHIBIT
NUMBER            EXHIBIT

 10.36 Amendments dated May 30, 2000 to the Amended and Restated Employment Agreement dated September 20, 1999 among the Company, Danka Business Systems PLC and Larry K. Switzer.

 10.37 Amendments dated May 30, 2000 to the Amended and Restated Employment Agreement dated September 20, 1999 among the Company, Danka Business Systems PLC and Brian L. Merriman.
 27.1             Financial Data Schedule

                  (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed for the quarter ended June 30, 2000.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DANKA BUSINESS SYSTEMS PLC
                                         --------------------------
                                                (Registrant)



Date:    August 11, 2000                 /S/ F. Mark Wolfinger
     ------------------------            --------------------------------------
                                         F. Mark Wolfinger, Executive Vice
                                         President and Chief Financial Officer
                                         (Chief Financial Officer and Principal
                                         Accounting Officer)