Form 10-Q
period 2000-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2000-11-14
CIK 894010

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _______________


         Commission file number:  0-20828


                           DANKA BUSINESS SYSTEMS PLC
-------------------------------------------------------------------------------
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
                                                          ------------


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The registrant had 242,749,466 Ordinary Shares outstanding as of October 31,
2000.



===============================================================================

                                     INDEX


                                                                               Page
                                                                               ----
PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations for the three months ended
          September 30, 2000 and 1999                                            3

          Consolidated Statements of Operations for the six months ended
          September 30, 2000 and 1999                                            4

          Condensed Consolidated Balance Sheets as of September 30, 2000
          and March 31, 2000                                                     5

          Consolidated Statements of Cash Flows for the six months
          ended September 30, 2000 and 1999                                      6

          Consolidated Statements of Shareholders' Equity for the six months
          ended September 30, 2000 and 1999                                      7

          Notes to Consolidated Financial Statements                             8

    Item 2 -  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                       13

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                  21
    Item 2 - Changes in Securities and Use of Proceeds                          21
    Item 3 - Defaults upon Senior Securities                                    21
    Item 4 - Submission of Matters to a Vote of Security Holders                21
    Item 5 - Other Information                                                  21
    Item 6 - Exhibits and Reports on Form 8-K                                   21

Signature                                                                       23


PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)
(UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                 ------------------------------
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     2000            1999
--------------------------------------------     -------------    -------------

REVENUE:
Retail equipment sales                            $ 170,185        $183,374

Retail service, supplies and rentals                337,745         414,170

Wholesale                                            20,711          22,735
--------------------------------------------      ---------        --------
Total revenue                                       528,641         620,279
--------------------------------------------      ---------        --------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                      150,877         129,567

Retail service, supplies and rental costs           225,569         252,554

Wholesale costs of revenue                           17,190          18,917

Selling, general and administrative expenses        163,451         179,622

Amortization of intangible assets                    22,181           3,503
--------------------------------------------      ---------        --------
  Total costs and operating expenses                579,268         584,163
--------------------------------------------      ---------        --------
(LOSS) EARNINGS FROM OPERATIONS                     (50,627)         36,116

Interest expense and other, net                      23,426          26,729
--------------------------------------------      ---------        --------
(LOSS) EARNINGS BEFORE INCOME TAXES                 (74,053)          9,387

Provision (benefit) for income taxes                (13,875)          2,628
--------------------------------------------      ---------        --------
NET (LOSS) EARNINGS                               $ (60,178)       $  6,759
============================================      =========        ========

BASIC (LOSS) EARNINGS AVAILABLE TO COMMON
SHAREHOLDERS PER ADS:
  Net (loss) earnings per ADS                     $   (1.08)       $   0.12

  Weighted average ADSs                              59,593          57,017


DILUTED (LOSS) EARNINGS AVAILABLE TO COMMON
SHAREHOLDERS PER ADS:
  Net (loss) earnings per ADS                     $   (1.08)       $   0.12

  Weighted average ADSs                              59,593          58,345



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)
(UNAUDITED)


                                                    FOR THE SIX MONTHS ENDED
                                                 ------------------------------
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     2000            1999
--------------------------------------------     -------------    -------------

REVENUE:
Retail equipment sales                           $   325,496       $  350,435

Retail service, supplies and rentals                 696,385          865,649

Wholesale                                             46,971           49,904
--------------------------------------------     -----------       ----------
Total revenue                                      1,068,852        1,265,988
--------------------------------------------     -----------       ----------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                       256,733          248,363

Retail service, supplies and rental costs            450,110          515,683

Wholesale costs of revenue                            39,230           40,630

Selling, general and administrative expenses         331,256          379,077

Amortization of intangible assets                     25,737            7,084

Restructuring charges (credits)                       (8,158)              --
--------------------------------------------     -----------       ----------
Total costs and operating expenses                 1,094,908        1,190,837
--------------------------------------------     -----------       ----------
(LOSS) EARNINGS FROM OPERATIONS                      (26,056)          75,151
Interest expense and other, net                       49,769           48,760
--------------------------------------------     -----------       ----------
(LOSS) EARNINGS BEFORE INCOME TAXES                  (75,825)          26,391
Provision (benefit) for income taxes                 (14,407)           7,389
--------------------------------------------     -----------       ----------
NET (LOSS) EARNINGS                              $   (61,418)      $   19,002
============================================     ===========       ==========

BASIC (LOSS) EARNINGS AVAILABLE TO COMMON
SHAREHOLDERS PER ADS:
  Net (loss) earnings per ADS                    $     (1.17)      $     0.33
  Weighted average ADSs                               59,252           57,017


DILUTED (LOSS) EARNINGS AVAILABLE TO COMMON
SHAREHOLDERS PER ADS:
  Net (loss) earnings per ADS                    $     (1.17)      $     0.33
  Weighted average ADSs                               59,252           57,825




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)


                                                               SEPTEMBER 30,     MARCH 31,
                                                                  2000             2000
---------------------------------------------------------      -----------      -----------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $    42,405      $    64,861
Accounts receivable, net                                           471,907          527,793
Inventories                                                        278,123          328,290
Prepaid expenses, deferred income taxes
     and other current assets                                       89,248           81,837
---------------------------------------------------------      -----------      -----------
TOTAL CURRENT ASSETS                                               881,683        1,002,781
Equipment on operating leases, net                                 160,892          199,551
Property and equipment, net                                         90,075           92,614
Intangible assets, net                                             266,836          306,906
Other assets                                                        80,154           65,845
---------------------------------------------------------      -----------      -----------
TOTAL ASSETS                                                   $ 1,479,640      $ 1,667,697
=========================================================      ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable         $    61,309      $    86,776
Accounts payable                                                   170,883          178,870
Accrued expenses and other current liabilities                     177,996          229,472
Deferred revenue                                                    35,934           40,045
---------------------------------------------------------      -----------      -----------
TOTAL CURRENT LIABILITIES                                          446,122          535,163
Convertible subordinated notes                                     200,000          200,000
Long-term debt and notes payable, less current maturities          490,825          515,406
Deferred income taxes and other long-term liabilities               32,424           32,536
---------------------------------------------------------      -----------      -----------
TOTAL LIABILITIES                                                1,169,371        1,283,105
---------------------------------------------------------      -----------      -----------
6.50% CONVERTIBLE PARTICIPATING SHARES-REDEEMABLE:
$1.00 stated value, 500,000 authorized: 227,539 issued
       and outstanding (March 31, 2000 - 220,320)                  215,616          207,878
                                                               -----------      -----------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
       authorized; 240,229,646 issued and outstanding
       (March 31, 2000 - 234,573,862)                                4,997            4,892
Additional paid-in capital                                         321,725          317,056
Retained earnings (deficit)                                       (135,443)         (66,226)
Accumulated other comprehensive (loss) income                      (96,626)         (79,008)
---------------------------------------------------------      -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                                          94,653          176,714
---------------------------------------------------------      -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 1,479,640      $ 1,667,697
=========================================================      ===========      ===========




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)


                                                                     FOR THE SIX MONTHS ENDED
                                                                  ------------------------------
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                      2000             1999
--------------------------------------------------------------    -------------    -------------

OPERATING ACTIVITIES
Net (loss) earnings                                                $   (61,418)     $    19,002
Adjustments to reconcile net (loss) earnings to net
cash provided by operating activities:
   Depreciation and amortization                                        94,810           80,891
   Loss on sale of property and equipment and
       equipment on operating leases                                     9,815            3,339
   Proceeds from sale of equipment on operating leases                   3,237            7,786
   Restructuring charges (credits)                                      (8,158)              --
   Loss on sale of Omnifax business                                         --            2,061
   Changes in assets and liabilities:
         Accounts receivable                                            42,023            6,763
         Inventories                                                    44,711           13,546
         Prepaid expenses, deferred income taxes
             and other current assets                                   (6,843)         (10,069)
         Other non-current assets                                      (13,638)          10,536
         Accounts payable                                               (2,336)          15,720
         Accrued expenses and other current liabilities                (40,117)         (59,672)
         Deferred revenue                                               (3,125)          (2,800)
         Deferred income taxes and other long-term liabilities             988              260
--------------------------------------------------------------     -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               59,949           87,363
--------------------------------------------------------------     -----------      -----------
INVESTING ACTIVITIES
Capital expenditures                                                   (46,600)         (63,825)
Proceeds from sale of property and equipment                               466              864
Proceeds from sale of Omnifax business                                      --           45,000
Payment for purchase of subsidiaries                                        --             (332)
--------------------------------------------------------------     -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (46,134)         (18,293)
--------------------------------------------------------------     -----------      -----------
FINANCING ACTIVITIES
Net payments under line of credit agreements                           (34,590)         (57,167)
Principal payments on other long-term debt                                (587)          (3,583)
--------------------------------------------------------------     -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES                                  (35,177)         (60,750)
--------------------------------------------------------------     -----------      -----------
EFFECT OF EXCHANGE RATES                                                (1,094)            (387)
--------------------------------------------------------------     -----------      -----------
NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                  (22,456)           7,933
Cash and cash equivalents, beginning of period                          64,861           66,095
--------------------------------------------------------------     -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    42,405      $    74,028
==============================================================     ===========      ===========



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS)
(UNAUDITED)




                                                                       ADDITIONAL       RETAINED     ACCUMULATED OTHER
                                                         ORDINARY       PAID-IN         EARNINGS       COMPREHENSIVE
                                                          SHARES        CAPITAL         (DEFICIT)      INCOME (LOSS)        TOTAL
-------------------------------------------------        --------     -----------       ---------    -----------------    ---------

BALANCES AT MARCH 31, 2000                                $4,892        $317,056       $ (66,226)        $(79,008)        $ 176,714

Net loss                                                                                 (61,418)                           (61,418)

Currency translation adjustment                                                                           (17,618)          (17,618)
                                                                                                                          ---------
   Comprehensive loss                                                                                                       (79,036)
Dividends and accretion of participating shares                                           (7,799)                            (7,799)
Shares issued under employee purchase plans                  105           4,669                                              4,774
-------------------------------------------------         ------        --------       ---------         --------         ---------
BALANCES AT SEPTEMBER 30, 2000                            $4,997        $321,725       $(135,443)        $(96,626)        $  94,653
=================================================         ======        ========       =========         ========         =========






                                                                       ADDITIONAL       RETAINED     ACCUMULATED OTHER
                                                         ORDINARY       PAID-IN         EARNINGS       COMPREHENSIVE
                                                          SHARES        CAPITAL         (DEFICIT)      INCOME (LOSS)        TOTAL
-------------------------------------------------        --------     -----------       ---------    -----------------    --------

BALANCES AT MARCH 31, 1999                                $4,758        $304,436        $(72,815)        $(65,215)        $171,164

Net earnings                                                                              19,002                            19,002


Currency translation adjustment                                                                            (1,778)          (1,778)
                                                                                                                          --------
   Comprehensive income                                                                                                     17,224

-------------------------------------------------         ------        --------        ---------        --------         -------
BALANCES AT SEPTEMBER 30, 1999                            $4,758        $304,436        $(53,813)        $(66,993)        $188,388
=================================================         ======        ========        =========        ========         =======




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of Danka Business Systems PLC (the "Company") are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected therein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the year ended March 31, 2000.


NOTE 2.  RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to current year classifications.


NOTE 3.  RESTRUCTURING CHARGES (CREDITS)

FISCAL 1999 CHARGE:

         The Company recorded pre-tax restructuring charges totaling $42.7 million for the third and fourth quarters of fiscal 1999. The restructuring charges were related to the Company's worldwide cost reduction program initiated in the third quarter of fiscal 1999 with the goal of reducing selling, general and administrative expenses and improving profitability. The restructuring charges were for headcount reductions, the elimination of excess facilities and the write-down of assets. The Company has completed the planned reduction of 1,400 positions. Generally, severance is paid out to individuals over a period of time rather than one lump sum payment. The lease obligations relate to the closure of 60 facilities, some of which are expected to continue beyond the year 2001. For the first quarter ended June 30, 2000, the Company reversed $8.2 million of reserves for future lease obligations due to favorable lease settlements and revised estimates of amounts required to settle remaining lease obligations. The following table summarizes the restructuring charge and related cash outlays:


1999 RESTRUCTURING CHARGE:


                                             TOTAL                                        SECOND QTR.
                                            FISCAL       RESERVE AT      SECOND QTR.        OTHER          RESERVE AT
                                             1999         JUNE 30,          CASH           NON-CASH       SEPTEMBER 30,
(in 000's)                                  EXPENSE         2000           OUTLAYS         CHANGES            2000
                                            -------      ----------      -----------      ----------      -------------

Severance                                   $19,820        $  514             --              --              $  514
Future lease obligations on facility
       closures                              19,790         3,259           $203              --               3,056
Write-off of leasehold improvements
       on facility closures                   3,084            --             --              --                  --
                                            -------        ------           ----            ------            ------
Total restructuring charge                  $42,694        $3,773           $203              --              $3,570
                                            -------        ------           ----            ------            ------

NOTE 4.  EARNINGS PER SHARE

         The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per ADS computations for the three months and six months ended September 30, 2000 and 1999:


                                                FOR THE THREE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                          ---------------------------------------  -----------------------------------------
(In 000's except per share amounts)       EARNINGS                                    EARNINGS
                                           (LOSS)          SHARES       PER-SHARE      (LOSS)        SHARES        PER-SHARE
                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT     (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                         -----------    -------------   ---------    -----------  -------------    ---------

Net (loss) earnings                       $(60,178)                                    $6,759

BASIC (LOSS) EARNINGS AVAILABLE TO
COMMON SHAREHOLDERS PER ADS:
  Dividends and accretion on
     participating shares                   (3,957)                                        --
                                          --------                                     ------
  Earnings (loss)                          (64,135)        59,593        $ (1.08)       6,759        57,017         $ 0.12
                                                                         =======                                    ======

EFFECT OF DILUTIVE SECURITIES:
  Stock options                                                --                                     1,328
                                                           ------                                    -------

DILUTED (LOSS) EARNINGS AVAILABLE
TO COMMON SHAREHOLDERS PER ADS:

Earnings (loss)                           $(64,135)        59,593        $ (1.08)      $6,759        58,345         $ 0.12
                                          ========         ======        =======       ======        ======         ======



                                                 FOR THE SIX MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                    SEPTEMBER 30, 2000                        SEPTEMBER 30, 1999
                                          ---------------------------------------  -----------------------------------------
(In 000's except per share amounts)       EARNINGS                                    EARNINGS
                                           (LOSS)          SHARES       PER-SHARE      (LOSS)        SHARES        PER-SHARE
                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT     (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                         -----------    -------------   ---------    -----------  -------------    ---------

Net (loss) earnings                       $(61,418)                                    $19,002

BASIC (LOSS) EARNINGS AVAILABLE TO
COMMON SHAREHOLDERS PER ADS:
  Dividends and accretion on
     participating shares                   (7,859)                                         --
                                          --------                                     -------
  Earnings (loss)                          (69,277)        59,252        $ (1.17)       19,002       57,017         $ 0.33
                                                                         =======                                    ======

EFFECT OF DILUTIVE SECURITIES:
  Stock options                                               --                                        808
                                                           ------                                    ------

DILUTED (LOSS) EARNINGS AVAILABLE
TO COMMON SHAREHOLDERS PER ADS:

Earnings (loss)                           $(69,277)        59,252        $ (1.17)      $19,002       57,825         $ 0.33
                                          ========         ======        =======       =======       ======         ======


         The effect of the Company's $200.0 million of Convertible Subordinated Notes are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2000 and 1999 because they are not dilutive.

         The effect of the Company's 6.5% senior convertible participating shares and the effect of stock options are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2000 because they are not dilutive.


NOTE 5.  SEGMENT REPORTING

         The Company's reportable segments include Danka Americas, Danka International and Danka Services International (DSI). Danka Americas distributes photocopiers, facsimiles and other related office imaging equipment together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. Danka International distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and other related office imaging equipment on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional operations in Australia and New Zealand. DSI is the Company's worldwide document outsourcing business, which provides a wide range of document management solutions, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations and document archiving and retrieval services and document management consulting. The Company measures segment performance as earnings from operations, which is defined as earnings before interest expense and other, net and income taxes, as shown on the Company's consolidated statements of operations. Other items are shown for purposes of reconciling to the Company's total consolidated amounts as shown in the following tables for the three and six months ended September 30, 2000 and 1999:


                                                                          DANKA
                                              DANKA         DANKA        SERVICES                   CONSOLIDATED
                                            AMERICAS   INTERNATIONAL   INTERNATIONAL     OTHER          TOTAL
THREE MONTHS ENDED SEPTEMBER 30               $000          $000           $000          $000           $000
-------------------------------             --------   -------------  -------------     ------      ------------

2000

Total revenue                               295,452        167,361        75,517        (9,689)        528,641

Earnings (loss) from operations             (29,733)       (20,946)        7,785        (7,733)        (50,627)
Interest expense and other, net                                                         23,426          23,426
Provision (benefit) for income taxes                                                   (13,875)        (13,875)
Net loss                                                                                               (60,178)

---------------------------------------------------------------------------------------------------------------

1999

Total revenue                               340,847        210,284        69,148            --         620,279

Earnings (loss) from operations              26,368          7,135         5,765        (3,152)         36,116
Interest expense and other, net                                                         26,729          26,729
Provision for income taxes                                                               2,628           2,628
Net earnings                                                                                             6,759



                                                                          DANKA
                                              DANKA         DANKA        SERVICES                   CONSOLIDATED
                                            AMERICAS   INTERNATIONAL   INTERNATIONAL     OTHER          TOTAL
SIX MONTHS ENDED SEPTEMBER 30                 $000          $000           $000          $000           $000
-------------------------------             --------   -------------  -------------     ------      ------------

2000

Total revenue                               595,489        337,929       145,123        (9,689)      1,068,852
Earnings (loss) from operations before
restructure  charges and (credits)          (21,166)       (16,165)       15,675       (12,558)        (34,214)
Restructuring charges (credits)                                                         (8,158)         (8,158)
Interest expense & other, net                                                           49,769          49,769
Provision (benefit) for income taxes                                                   (14,407)        (14,407)
Net loss                                                                                               (61,418)

------------------------------------------------------------------------------------------------------------------------------

1999

Total revenue                               709,211        417,523       139,254            --       1,265,988
Earnings (loss) from operations              59,703         13,523        12,312       (10,387)         75,151
Interest expense & other, net                                                           48,760          48,760
Provision for income taxes                                                               7,389           7,389
Net earnings                                                                                            19,002



NOTE 6.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 was $(72.4) million and $11.1 million, respectively.


NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES:

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Statement No. 140 replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of Statement 125's provisions without reconsideration. The Company has not yet evaluated the potential impact of Statement No. 140 on its results of operations.


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

         Although both dismissals have been appealed, the Company believes that the orders of dismissal should be upheld or that the Company will be able to favorably and completely resolve these matters in a manner that will not have a material financial impact on the Company.

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business that are not expected to have a material adverse effect upon the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We are one of the world's largest independent suppliers of photocopiers and office imaging equipment. We primarily market these products and services, parts and supplies direct to customers throughout 29 countries. We principally distribute the products of Canon, Heidelberg, Ricoh and Toshiba. Throughout Europe, we also market private label photocopiers and facsimile machines and related supplies direct to customers under our Infotec trademark. In addition, we market photocopiers, parts and supplies on a wholesale basis to independent dealers through our international operations.

         We also provide worldwide document management services through our outsourcing business, Danka Services International. Services provided by Danka Services International range from on- and off-site document management services, including the management of central reprographics departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services.

         The following table sets forth for the periods indicated the percentage of our total revenue represented by the principal items in our consolidated statements of operations:


                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                     2000         1999        2000         1999
                                                    -----        -----       -----        -----
Revenue:

  Retail equipment sales..........................   32.2%        29.6%       30.5%        27.7%

  Retail service, supplies and rentals............   63.9         66.7        65.1         68.4

  Wholesale.......................................    3.9          3.7         4.4          3.9
                                                    -----        -----       -----        -----
      Total revenue...............................  100.0        100.0       100.0        100.0

Cost of revenue...................................   74.5         64.7        69.8         63.6
                                                    -----        -----       -----        -----
Gross profit......................................   25.5         35.3        30.2         36.4

Selling, general and administrative expenses......   30.9         29.0        31.0         29.9

Amortization of intangible assets.................    4.2          0.5         2.4          0.6

Restructuring charges (credits)...................     --           --         (.8)          --
                                                    -----        -----       -----        -----
      (Loss) earnings from operations.............   (9.6)         5.8        (2.4)         5.9
Interest expense and other, net...................    4.4          4.3         4.7          3.8
                                                    -----        -----       -----        -----
      (Loss) earnings before income taxes.........  (14.0)         1.5        (7.1)         2.1

Provision (benefit) for income taxes..............   (2.6)         0.4        (1.3)         0.6
                                                    -----        -----       -----        -----
      Net (loss) earnings.........................  (11.4)%        1.1%       (5.7)%        1.5%
                                                    =====        =====       =====        =====



         The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                         2000       1999       2000       1999
                                         ----       ----       ----       ----

Retail equipment sales................   11.3%      29.3%      21.1%      29.1%
Retail service, supplies and rentals..   33.2       39.0       35.4       40.4
Wholesale.............................   17.0       16.8       16.5       18.6

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999:


Revenue

         Our total revenue declined 14.8% to $528.6 million for the second quarter of fiscal 2001 compared to $620.3 million for the second quarter of fiscal 2000. Excluding our Omnifax business, which we sold in July 1999, our total revenue was down 13.6% for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Our revenues in the second quarter of fiscal 2001 were reduced by foreign currency movements which adversely affected our international operations (primarily the decline of the Euro and the pound sterling against the dollar). These foreign currency movements reduced our revenues by approximately $31.7 million, or 5.1%, compared to the second quarter of fiscal 2000.

         Our retail equipment sales declined 7.2% to $170.2 million for the second quarter of fiscal 2001, compared to $183.4 million for the second quarter of fiscal 2000. The decrease was primarily due to lower sales in Europe and the negative impact of foreign currency movements on our international operations of approximately $6.8 million. Excluding revenues generated in the second quarter of fiscal 2000 by the Omnifax business, our U.S. operations increased retail equipment sales by 6.4% to $102.1 million for the second quarter of fiscal 2001, from $96.0 million for the second quarter of fiscal 2000.

         Our retail service, supplies and rentals revenue declined 18.5% to $337.7 million for the second quarter of fiscal 2001, from $414.2 million in the second quarter of fiscal 2000. The decline was primarily due to fewer rental machines, the continuing reduction of machines under service contracts, the negative impact of foreign currency movements on our international operations ($19.8 million) and the sale of our Omnifax business (which generated $6.0 million of revenues in the second quarter of fiscal 2000).


Gross Profit

         Our gross profit decreased 38.0% to $135.0 million for the second quarter of fiscal 2001, from $219.2 million for the second quarter of fiscal 2000. Our results for the second quarter of fiscal 2001 include the write-down to fair market value of analog inventory and rental equipment in the U.S. and Europe totaling $32.9 million. The write-down is included in Cost of Retail Equipment Sales ($22.4 million) and Retail Service, Supplies and Rental Costs ($10.5 million). The write-down to fair market value reflects the decrease in value of our analog assets caused by the photocopier industry's rapid transition to digital products. Before inventory and rental equipment write-downs, gross profit decreased 23.0% or $51.3 million due to both lower revenue and lower margins.

         Our gross profit as a percentage of our retail equipment sales decreased to 11.3% for the second quarter of fiscal 2001 from 29.3% for the second quarter of fiscal 2000. This decrease was primarily due to the write-down of analog inventory and rental equipment values discussed above. Excluding the write-down, our gross profit as a percentage of our retail equipment sales was 24.5% for the second quarter of fiscal 2001. This decrease from the second quarter of fiscal 2000 is primarily due to increased competition and pricing pressures for our business, which are affecting the photocopier industry as a whole.

         As a percentage of revenue, the gross profit margin on our retail service, supplies and rentals decreased to 33.2% for the second quarter of fiscal 2001 from 39.0% for the second quarter of fiscal 2000, due in part to the write-down of analog inventory discussed above. Excluding the write-down, gross profit as a percentage of retail service, supplies and rentals revenue was 36.3% for the second quarter of fiscal 2001. The decrease in margin is primarily due to lower service revenue, which is a result of the decline in the number of service contracts that we have for analog photocopiers.

         As a percentage of revenue, the gross profit margin on our wholesale sales increased to 17.0% for the second quarter of fiscal 2001 from 16.8% for the second quarter of fiscal 2000.

Selling, General and Administrative Expenses

         Our selling, general and administrative expenses decreased by $16.1 million to $163.5 million for the second quarter of fiscal 2001, from $179.6 million in the second quarter of fiscal 2000. However, expenses increased as a percentage of our total revenue from 29.0% to 30.9%. The lower expenses were primarily due to foreign currency movements reducing the costs of our international operations, lower employment costs resulting from the 1999 restructuring program, and lower sales commissions due to lower revenues.


Amortization of Intangible Assets

         Amortization of our intangible assets increased to $22.2 million for the second quarter of fiscal 2001, from $3.5 million for the second quarter of fiscal 2000 primarily due to the write-off of goodwill attributable to our Australian subsidiary of $18.8 million. The write-off of the goodwill was necessary because our forecast of future cash flow and earnings from our Australian subsidiary's operations is insufficient for recovery of the goodwill.


Earnings (loss) from Operations

         We reported an operating loss of $50.6 million for the second quarter of fiscal 2001, compared to earnings of $36.1 million for the second quarter of fiscal 2000. The current year fiscal quarter included write-downs of $32.9 million for analog inventory and rental equipment in the U.S. and Europe and a write-off of $18.8 million of goodwill for our Australian subsidiary. Excluding these items, our earnings from operations was $1.0 million for the second quarter of fiscal 2001. This decline was due primarily to lower gross profit margins resulting from the factors previously discussed.


Interest Expense and Other, Net

         Interest expense and other, net decreased to $23.4 million for the second quarter of fiscal year 2001, from $26.7 million in the second quarter of fiscal 2000. Excluding the $2.1 million loss related to the sale of our Omnifax business in the prior year second quarter, interest expense and other, net decreased by $1.3 million. The decrease is related to several factors, including a $2.2 million reduction in the amount of bank waiver fees that we expensed during the second quarter of fiscal 2001 and a $2.4 million reduction in interest expense due to lower indebtedness in fiscal year 2001, partially offset by a $3.9 million increase in foreign exchange losses.


Income Taxes

         We recorded an income tax benefit of $13.9 million for the second quarter of fiscal 2001, compared to a $2.6 million provision in the second quarter of fiscal 2000. The decrease was primarily due to the loss in the current year. The combined effective income tax rate decreased to 18.7% for the second quarter of fiscal 2001, compared to 28.0% for the second quarter of fiscal 2000. The decrease is primarily due to the write-off of goodwill with no associated tax benefit.


Net Earnings (Loss)

         As a result of factors discussed above, we incurred a net loss of $60.2 million in the second quarter of fiscal year 2001, compared to net earnings of $6.8 million in the second quarter of fiscal 2000. After allowing for the payment of dividends on our participating shares, we incurred a net loss of $(1.08) per American depository share in the current year second quarter compared to net earnings of $0.12 per American depository share in the prior year second quarter.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1999:


Revenue

         Our revenue decreased 15.6% to $1.1 billion for the six months ended September 30, 2000, compared to $1.3 billion for the six months ended September 30, 1999. Excluding our Omnifax business, which we sold in July 1999, and the negative impact of foreign currency movements, our total revenue was down 9.1%.

         Our retail equipment sales decreased by 7.1% to $325.5 million for the six months ended September 30, 2000, from $350.4 million for the six months ended September 30, 1999. After excluding the negative impact on our international operations of foreign currency movements ($13.7 million) and the sale of the Omnifax business ($7.7 million), our retail equipment sales were slightly lower for the six months ended September 30, 2000 compared to the six months ended September 30, 1999.

         Our retail service, supplies and rentals revenue decreased by 19.6% to $696.4 million for the six months ended September 30, 2000, from $865.6 million for the six months ended September 30, 1999. The decrease was primarily due to fewer rental machines, the continuing reduction of machines under service contracts, the negative impact on our international operations of foreign currency movements ($30.6 million) and the sale of our Omnifax business ($25.5 million).


Gross Profit

         Our gross profit decreased 30.0% to $322.8 million for the six months ended September 30, 2000, from $461.3 million for the six months ended September 30, 1999. Our results for the second quarter of fiscal 2001 include the write-down to fair market value of analog inventory and rental equipment in the U.S. and Europe totaling $32.9 million. The write-down is included in Cost of Retail Equipment Sales ($22.4 million) and Retail Service, Supplies and Rental Costs ($10.5 million). The write-down to fair market value reflects the decrease in value of our analog assets caused by the photocopier industry's rapid transition to digital products.

         Our gross profit as a percentage of our retail equipment sales declined to 21.1% for the six months ended September 30, 2000, from 29.1% for the six months ended September 30, 1999. This decrease was primarily due to the write-down of analog inventory and rental equipment discussed above. Excluding the write-down, our gross profit as a percentage of retail equipment sales was 28.0% for the six months ended September 30, 2000. The decrease is primarily due to further increased competition and pricing pressures on our business, which are affecting the photocopier industry as a whole.

         As a percentage of revenue, the gross profit margin on retail service, supplies and rentals decreased to 35.4% for the six months ended September 30, 2000 from 40.4% for the six months ended September 30, 1999, due in part to the write-down of analog inventory discussed above. Excluding the write-down, gross profit as a percentage of retail service, supplies and rentals revenue was 36.9% for the six months ended September 30, 2000. The decrease in margin is primarily due to lower service revenue, which is a result of the decline in the number of service contracts that we have for analog photocopiers.

         As a percentage of revenue, the gross profit margin on our wholesale sales decreased to 16.5% for the six months ended September 30, 2000 from 18.6% for the six months ended September 30, 1999. Excluding the Omnifax business sold in July 1999, the gross profit margin on wholesale sales remained essentially flat for the six months ended September 30, 2000 as compared to the same period in the prior fiscal year.


Selling, General and Administrative Expenses

         Our selling, general and administrative expenses declined by $47.8 million to $331.3 million for the six months ended September 30, 2000, from $379.1 million for the six months ended September 30, 1999. However, they increased as a percentage of total revenue from 29.9% to 31.0%. The lower expense amounts were primarily due to foreign currency movements reducing the costs of our international operations, lower employment costs resulting from the 1999 restructuring program, and lower sales commissions due to lower revenues.


Amortization of Intangible Assets

         Amortization of our intangible assets increased to $25.7 million for the six months ended September 30, 2000, from $7.1 million for the six months ended September 30, 1999 primarily due to the write-off of goodwill attributable to our Australian subsidiary of $18.8 million. The write-off of the goodwill was necessary because our forecast of future cash flow and earnings from our Australian subsidiary's operations is insufficient for recovery of the goodwill.


Earnings (loss) from Operations

         We reported an operating loss of $26.1 million for the six months ended September 30, 2000, compared to earnings of $75.2 million for the six months ended September 30, 1999. The six-month period to September 30, 2000 included an $8.2 million credit for the reversal of fiscal year 1999 restructuring reserves for future lease obligations due to favorable lease settlements and revised estimates of amounts required to settle remaining lease obligations. It also included a charge of $32.9 million for the write-down of analog inventory and rental equipment in the U.S. and Europe and a charge of $18.8 million for the write-off of goodwill for our Australian subsidiary. Excluding these items, our earnings from operations were $17.5 million for the six months ended September 30, 2000. This decline was due primarily to lower revenues and gross profit margins as previously discussed.


Interest Expense and Other, Net

         Interest expense and other, net increased to $49.8 million for the six months ended September 30, 2000, compared to $48.8 million for the six months ended September 30, 1999. Excluding the $2.1 million loss related to the sale of our Omnifax business in the prior year, interest expense and other, net increased by $3.1 million. The increase is related to several factors, including a $5.9 million increase in the amount of bank waiver fees that we expensed during the six months ended September 30, 2000 and a $4.5 million increase in foreign exchange losses, partially offset by a $7.0 million reduction in interest expense due to lower indebtedness in fiscal 2001.


Income Taxes

         We recorded an income tax benefit of $14.4 million for the six months ended September 30, 2000, compared to a $7.4 million provision for the six months ended September 30, 1999. The decrease was primarily due to the loss in the current year. The combined effective income tax rate decreased to 19.0% for the six months ended September 30, 2000, compared to 28.0% for the six months ended September 30, 1999. The decrease is primarily due to the write-off of goodwill with no associated tax benefit.


Net Earnings (Loss)

         As a result of the factors discussed above, we incurred a net loss of $61.4 million for the six months ended September 30, 2000, compared to net earnings of $19.0 million for the six months ended September 30, 1999.

EXCHANGE RATES

         Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling market price of our Ordinary Shares on the London Stock Exchange and, as a result, are likely to affect the market price of our American depositary shares. We operate in 29 countries worldwide, and therefore, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which we operate affect the results of our international operations and the value of their net assets, which are reported in U.S. dollars. The results of operations, financial condition and competitive position of our business are affected by the relative strength of the currencies in countries where our products are currently sold. Our results of operations and financial condition have been, and may continue to be, adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. In particular, the results of several of our European subsidiaries have been adversely affected by the decline of the Euro against the dollar.


LIQUIDITY AND CAPITAL RESOURCES

         We have a credit agreement with a consortium of international bank lenders through March 31, 2002. As amended on December 1, 1999, the credit agreement requires that we maintain minimum levels of adjusted consolidated net worth, cumulative consolidated EBITDA, a ratio of consolidated EBITDA to interest expense, and effective September 30, 2000, a consolidated fixed charge coverage ratio and a consolidated total leverage ratio, each as defined in the credit agreement.

         On October 31, 2000, we obtained an amendment to the credit agreement which modifies the financial covenants for the period September 30, 2000 through December 30, 2000. During the waiver period ending December 30, 2000, we may receive advances under the credit agreement for ordinary operational needs. We expect that we will require an additional amendment, or a further waiver, of the financial covenants that will be in effect under the credit agreement as of December 31, 2000.

         We will pay fees to our bank lenders for the October 31, 2000 waiver agreement of $1.4 million. These fees will be expensed in the quarter ended December 31, 2000.

         The aggregate commitment of our bank lenders under the credit agreement as of September 30, 2000 is $635.4 million. The indebtedness under the credit agreement is due on March 31, 2002. We intend to extend or refinance the indebtedness by March 31, 2001. However, we cannot assure you that we will be able to do so.

         Effective interest rates under the credit agreement are LIBOR plus 2.75 percent.

         Our indebtedness under the credit agreement is secured by substantially all of our U.S. assets. The credit agreement contains negative and affirmative covenants which place restrictions on dispositions of assets, capital expenditures, incurring additional indebtedness and creating liens, prohibit the payment of dividends (other than payment-in-kind dividends on our participating shares) and require us to maintain certain financial ratios as described above. We are not permitted to make any acquisitions of businesses, except with the approval of our bank lenders. We cannot dispose of any of our assets outside the ordinary course of our business without the approval of our bank lenders.

         As of September 30, 2000, we owed $493.7 million under the revolving component and $52.4 million under the term loan. We were incurring interest on that indebtedness at a weighted average rate of 9.12% and 7.62% per annum, respectively.

         While we are generally prohibited from incurring new indebtedness other than under the credit agreement, we are permitted to borrow up to $40.0 million at any one time outside of the credit agreement to finance the purchase of high-volume digital copiers and to secure those loans with liens upon the financed equipment.

         On December 17, 1999, we issued 218,000 new 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares for the first five years. The participating shares are convertible into ordinary shares at a conversion price of $3.125 per ordinary share (equal to $12.50 per American depositary share), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 23% of the total voting power of our capital stock. As of September 30, 2000, we have issued an additional 9,539 participating shares as payment-in-kind dividends.

         We are not permitted to pay dividends (other than payment-in-kind dividends on our participating shares) under the credit agreement and do not anticipate the payment of a dividend on ordinary shares in the foreseeable future.

         The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended March 31, 1996 and 1995. We received a notice of proposed deficiency in November 1999. The principal adjustments relate to the timing of certain deductions associated with leased equipment financing. We have filed a protest and are meeting with the Appellate Division of the Internal Revenue Service to resolve this issue. If the Internal Revenue Service were to prevail, net operating losses available for carryback to these years would increase by corresponding amounts. We believe, however, that we will prevail on this issue on its merits. We believe, in any event, the resolution will not have a material adverse impact upon our consolidated results of operations, liquidity or financial position.

         The Internal Revenue Service has also commenced an examination of our federal income tax returns for the fiscal years 1998 and 1997. This audit is in an early stage and no adjustments have been proposed.

         In addition to the foregoing, an audit by fiscal authorities in the Netherlands has commenced into our Dutch operations, which we expect to be completed by fiscal year end. We do not believe that this audit, or any result thereof, will have a materially adverse impact on our consolidated results of operations. Until finalization of the audit, we cannot determine the ultimate amount of taxes due in the Netherlands nor whether any additional assessments, potentially including interest and penalties, could have an adverse impact on our results of operations and liquidity.

         Our net cash flow provided by operating activities was $59.9 million and $87.4 million for the six months ended September 30, 2000 and 1999, respectively. Operating cash flow for the six months ended September 30, 2000 was primarily affected by a decrease in cash provided by net earnings, as well as changes in working capital accounts. Accounts receivable and inventory account changes provided $86.7 million in cash but this was partially offset by decreases in accounts payable and accrued expenses due to payments of trade payables, employee commissions, and a legal settlement. Cash flow used in investing activities was $46.1 million and $18.3 million for the six months ended September 30, 2000 and 1999, respectively. The increase of cash used in investing activities for the six months ended September 30, 2000 was primarily due to the effect of exceptional items in the prior fiscal year, including $45.0 million in cash proceeds received from the sale of our Omnifax business in July 1999. Excluding the Omnifax sale, cash flow used in investing activities would have decreased by $17.2 million for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999, due in large part to our reduction in capital expenditures for equipment on operating leases. Net cash used in financing activities was $35.2 million and $60.7 million for the six months ended September 30, 2000 and 1999, respectively. The change in cash used in financing activities was primarily due to prior year repayment of borrowings from the cash received as a result of the Omnifax sale in July 1999.



SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to our future business, financial performance and contemplated financing arrangements, are forward-looking, and contain information relating to the Company that is based on the beliefs of the Company as well as assumptions, made by, and information currently available to, the Company. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to (i) failure of the Company's bank lenders under the credit agreement to amend or waive financial covenants applicable on and after December 31, 2000, (ii) failure to identify an appropriate candidate to serve as the Company's permanent Chief Executive Officer and/or failure to hire such a candidate on a timely basis, (iii) any negative impact from the loss of any key upper management personnel, (iv) any material adverse change in financial markets or Danka, (v) any inability to maintain achieved cost savings, (vi) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (vii) any inability by the Company to procure, or any inability by the Company to continue to gain access to and successfully distribute new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (viii) the ultimate outcome and impact of pending lawsuits, (ix) the ultimate outcome of pending tax audits,
(x) fluctuations in foreign currencies, (xi) the reversals by the Appellate Court of the dismissals granted to the Company as referenced below in Part II,
Item 1: Legal Proceedings, and (xii) other risks including those risks identified in any of the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Reference is made to Part I, Item 1, Note 8 to Consolidated Financial Statements for a description of pending litigation.

         The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business that will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual General Meeting of the shareholders of the Company was held on July 11, 2000. The actions taken by the shareholders at that meeting and details of the relevant shareholder votes are set out in the Form 10-Q filed by the Company in respect of the quarter ended June 30, 2000.


ITEM 5.  OTHER INFORMATION.

         Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         EXHIBIT
         NUMBER     EXHIBIT
         -------    -------

         4.23 Ninth Amendment to Credit Agreement dated October 31, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent.

         4.24 Amended and Restated Employment Agreement dated July 2000 between Danka Office Imaging and Forrest Mark Wolfinger.

         27.1       Financial Data Schedule

         (b)        Reports on Form 8-K:

         The Company filed a report on Form 8-K, the earliest event occurring on July 11, 2000, announcing the retirement of two of the Company's Directors, Keith J. Merrifield and James F. White, Jr., at the Annual General Meeting held in London England.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DANKA BUSINESS SYSTEMS PLC
                                             (Registrant)



Date: November 14, 2000                      /S/ F. MARK WOLFINGER
     ------------------                      ----------------------------------
                                                 F. Mark Wolfinger,
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Accounting Officer)