Form 10-Q/A
period 2000-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2001-02-09
CIK 894010

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                  FORM 10-Q/A





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



Note: This Form 10Q/A for the quarter ended September 30, 2000 is being filed in order to reflect restatement of the financial statements for the second quarter of fiscal 2000. Part I, Items 1 and 2, as well as Exhibit 27, are amended. See
Note 9 to the financial statements.

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




SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)


                                                                (RESTATED)
                                                               SEPTEMBER 30,     MARCH 31,
                                                                  2000             2000
---------------------------------------------------------      -----------      -----------

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $    42,405      $    64,861
Accounts receivable, net                                           471,907          527,793
Inventories                                                        278,123          328,290
Prepaid expenses, deferred income taxes
     and other current assets                                       89,248           81,837
---------------------------------------------------------      -----------      -----------
TOTAL CURRENT ASSETS                                               881,683        1,002,781
Equipment on operating leases, net                                 160,892          199,551
Property and equipment, net                                         90,075           92,614
Intangible assets, net                                             266,836          306,906
Other assets                                                        80,154           65,845
---------------------------------------------------------      -----------      -----------
TOTAL ASSETS                                                   $ 1,479,640      $ 1,667,697
=========================================================      ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable         $   550,157      $    86,776
Accounts payable                                                   170,883          178,870
Accrued expenses and other current liabilities                     177,996          229,472
Deferred revenue                                                    35,934           40,045
---------------------------------------------------------      -----------      -----------
TOTAL CURRENT LIABILITIES                                          934,970          535,163
Convertible subordinated notes                                     200,000          200,000
Long-term debt and notes payable, less current maturities            1,977          515,406
Deferred income taxes and other long-term liabilities               32,424           32,536
---------------------------------------------------------      -----------      -----------
TOTAL LIABILITIES                                                1,169,371        1,283,105
---------------------------------------------------------      -----------      -----------
6.50% CONVERTIBLE PARTICIPATING SHARES-REDEEMABLE:
$1.00 stated value, 500,000 authorized: 227,539 issued
       and outstanding (March 31, 2000 - 220,320)                  215,616          207,878
                                                               -----------      -----------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
       authorized; 240,229,646 issued and outstanding
       (March 31, 2000 - 234,573,862)                                4,997            4,892
Additional paid-in capital                                         321,725          317,056
Retained earnings (deficit)                                       (135,443)         (66,226)
Accumulated other comprehensive (loss) income                      (96,626)         (79,008)
---------------------------------------------------------      -----------      -----------
TOTAL SHAREHOLDERS' EQUITY                                          94,653          176,714
---------------------------------------------------------      -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 1,479,640      $ 1,667,697
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


NOTE 9.  RESTATEMENT

The Company is restating the Condensed Consolidated Balance Sheet at September 30, 2000 to reclassify $488.8 million of senior notes from long-term debt and notes payable to current maturities of long-term debt and notes payable. The balance sheet reclassifications are necessary since, absent further amendments to the Company's Credit Agreement, the Company's Senior Notes could be declared due within one year of the balance sheet date.

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


         On October 31, 2000, we obtained an amendment to the credit agreement which modifies the financial covenants for the period September 30, 2000 through December 30, 2000. During the waiver period ending December 30, 2000, we may receive advances under the credit agreement for ordinary operational needs. We expect that we will require an additional amendment, or a further waiver, of the financial covenants that will be in effect under the credit agreement as of December 31, 2000. Until such time the Credit Agreement is amended or all amounts under the credit facility are repaid in full, borrowings outstanding under the credit facility will be classified as current on the consolidated balance sheet.



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


                                             DANKA BUSINESS SYSTEMS PLC
                                             (Registrant)




Date: February 9, 2001                       /S/ F. MARK WOLFINGER
     -----------------                       ----------------------------------
                                                 F. Mark Wolfinger,
                                                 Executive Vice President
                                                 and Chief Financial Officer
                                                 (Principal Accounting Officer)