Form 10-Q
period 2000-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2001-02-20
CIK 894010

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
         _______________

                 Commission file number:  0-20828

                           DANKA BUSINESS SYSTEMS PLC
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND                                                      98-0052869
----------------------------------------                     -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                                IDENTIFICATION NO.)
ORGANIZATION)

11201 DANKA CIRCLE NORTH
ST. PETERSBURG, FLORIDA                                      33716
----------------------------------------                     -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 727-576-6003

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The registrant had 245,257,314 Ordinary Shares outstanding as of December 31, 2000.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Operations for the three months ended
          December 31, 2000 and 1999                                           3

          Consolidated Statements of Operations for the nine months ended
          December 31, 2000 and 1999                                           4

          Condensed Consolidated Balance Sheets as of December 31, 2000
          and March 31, 2000                                                   5

          Consolidated Statements of Cash Flows for the nine months
          Ended December 31, 2000 and 1999                                     6

          Consolidated Statements of Shareholders' Equity for the nine months
          ended December 31, 2000 and 1999                                     7

          Notes to Consolidated Financial Statements                           8


    Item 2 -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       14




PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                23
    Item 2 - Changes in Securities and Use of Proceeds                        23
    Item 3 - Defaults upon Senior Securities                                  23
    Item 4 - Submission of Matters to a Vote of Security Holders              23
    Item 5 - Other Information                                                23
    Item 6 - Exhibits and Reports on Form 8-K                                 23

Signature                                                                     24

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)
(UNAUDITED)
                                                  FOR THE THREE MONTHS ENDED
                                                 ----------------------------
                                                 DECEMBER 31,    DECEMBER 31,
                                                    2000            1999
--------------------------------------------      ---------       ---------
REVENUE:
Retail equipment sales                            $ 152,922       $ 182,530
Retail service, supplies and rentals                319,429         401,403
Wholesale                                            25,746          30,552
--------------------------------------------      ---------       ---------
Total revenue                                       498,097         614,485
--------------------------------------------      ---------       ---------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                      116,217         124,252
Retail service, supplies and rental costs           204,137         247,819
Wholesale costs of revenue                           21,510          25,165
Selling, general and administrative expenses        156,632         172,018
Amortization of intangible assets                     3,401           3,621
Restructuring charges                                27,468              --
--------------------------------------------      ---------       ---------
  Total costs and operating expenses                529,365         572,875
--------------------------------------------      ---------       ---------
(LOSS) EARNINGS FROM OPERATIONS                     (31,268)         41,610
Interest expense and other, net                      18,482          27,878
--------------------------------------------      ---------       ---------
(LOSS) EARNINGS BEFORE INCOME TAXES                 (49,750)         13,732
Provision (benefit) for income taxes                (17,992)          3,845
--------------------------------------------      ---------       ---------
NET (LOSS) EARNINGS                               $ (31,758)      $   9,887
============================================      =========       =========

BASIC (LOSS) EARNINGS AVAILABLE TO COMMON
SHAREHOLDERS PER ADS:
  Net (loss) earnings per ADS                     $   (0.58)      $    0.17
  Weighted average ADSs                              61,372          57,936

DILUTED (LOSS) EARNINGS AVAILABLE TO COMMON
SHAREHOLDERS PER ADS:
  Net (loss) earnings per ADS                     $   (0.58)      $    0.16
  Weighted average ADSs                              61,372          62,114


SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER AMERICAN DEPOSITARY SHARE ("ADS") AMOUNTS)
(UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED
                                                  ------------------------------
                                                  DECEMBER 31,      DECEMBER 31,
                                                     2000              1999
--------------------------------------------      -----------       -----------
REVENUE:
Retail equipment sales                            $   478,419       $   532,965
Retail service, supplies and rentals                1,015,813         1,267,052
Wholesale                                              72,717            80,456
--------------------------------------------      -----------       -----------
Total revenue                                       1,566,949         1,880,473
--------------------------------------------      -----------       -----------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                        372,950           372,615
Retail service, supplies and rental costs             654,248           763,502
Wholesale costs of revenue                             60,740            65,795
Selling, general and administrative expenses          487,889           551,095
Amortization of intangible assets                      29,138            10,705
Restructuring charges, net                             19,309                --
--------------------------------------------      -----------       -----------
Total costs and operating expenses                  1,624,274         1,763,712
--------------------------------------------      -----------       -----------
(LOSS) EARNINGS FROM OPERATIONS                       (57,325)          116,761
Interest expense and other, net                        68,250            76,638
--------------------------------------------      -----------       -----------
(LOSS) EARNINGS BEFORE INCOME TAXES                  (125,575)           40,123
Provision (benefit) for income taxes                  (32,398)           11,234
--------------------------------------------      -----------       -----------
NET (LOSS) EARNINGS                               $   (93,177)      $    28,889
============================================      ===========       ===========

BASIC (LOSS) EARNINGS AVAILABLE TO COMMON
SHAREHOLDERS PER ADS:
  Net (loss) earnings per ADS                     $     (1.75)      $      0.50
  Weighted average ADSs                                59,961            57,324

DILUTED (LOSS) EARNINGS AVAILABLE TO COMMON
SHAREHOLDERS PER ADS:
  Net (loss) earnings per ADS                     $     (1.75)      $      0.49
  Weighted average ADSs                                59,961            59,137

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

                                                                          DECEMBER 31,        MARCH 31,
                                                                              2000              2000
--------------------------------------------------------------------      -----------       -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $    55,840       $    64,861
Accounts receivable, net                                                      446,486           527,793
Inventories                                                                   259,957           328,290
Prepaid expenses, deferred income taxes
     and other current assets                                                  91,084            81,837
--------------------------------------------------------------------      -----------       -----------
TOTAL CURRENT ASSETS                                                          853,367         1,002,781
Equipment on operating leases, net                                            151,280           199,551
Property and equipment, net                                                    87,240            92,614
Intangible assets, net                                                        269,138           306,906
Other assets                                                                   95,145            65,845
--------------------------------------------------------------------      -----------       -----------
TOTAL ASSETS                                                              $ 1,456,170       $ 1,667,697
====================================================================      ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable                    $   553,958       $    86,776
Accounts payable                                                              144,237           178,870
Accrued expenses and other current liabilities                                196,892           229,472
Deferred revenue                                                               37,063            40,045
                                                                          -----------       -----------
TOTAL CURRENT LIABILITIES                                                     932,150           535,163
Convertible subordinated notes                                                200,000           200,000
Long-term debt and notes payable, less current maturities                       1,904           515,406
Deferred income taxes and other long-term liabilities                          32,379            32,536
--------------------------------------------------------------------      -----------       -----------
TOTAL LIABILITIES                                                           1,166,433         1,283,105
--------------------------------------------------------------------      -----------       -----------
6.50% CONVERTIBLE PARTICIPATING SHARES-REDEEMABLE:
$1.00 stated value, 500,000 authorized; 231,236 issued
       and outstanding (March 31, 2000 - 220,320)                             219,667           207,878
                                                                          -----------       -----------
SHAREHOLDERS' EQUITY:
Ordinary shares, 1.25 pence stated value; 500,000,000
       authorized; 245,257,314 issued and outstanding
       (March 31, 2000 - 234,573,862)                                           5,087             4,892
Additional paid-in capital                                                    325,445           317,056
Retained earnings (deficit)                                                  (171,191)          (66,226)
Accumulated other comprehensive (loss) income                                 (89,271)          (79,008)
--------------------------------------------------------------------      -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                     70,070           176,714
--------------------------------------------------------------------      -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 1,456,170       $ 1,667,697
====================================================================      ===========       ===========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                               ----------------------------
                                                                                 FOR THE NINE MONTHS ENDED
                                                                               ----------------------------
                                                                               DECEMBER 31,    DECEMBER 31,
                                                                                  2000             1999
--------------------------------------------------------------------------      ---------       ---------
OPERATING ACTIVITIES

Net (loss) earnings                                                             $ (93,177)      $  28,889
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
   Depreciation and amortization                                                  126,540         119,790
   Loss on sale of property and equipment and
       equipment on operating leases                                               12,559           8,383
   Proceeds from sale of equipment on operating leases                              4,659          11,208
   Restructuring charges, net                                                      19,309              --
   Loss on sale of Omnifax business                                                    --           2,061
   Changes in assets and liabilities:
         Accounts receivable                                                       71,522          10,237
         Inventories                                                               65,399          14,319
         Prepaid expenses, deferred income taxes
             and other current assets                                             (10,360)         (8,299)
         Other non-current assets                                                 (29,110)         12,650
         Accounts payable                                                         (30,883)         35,695
         Accrued expenses and other current liabilities                           (39,582)       (110,481)
         Deferred revenue                                                          (6,678)         (5,604)
         Deferred income taxes and other long-term liabilities                         63          (1,007)
--------------------------------------------------------------------------      ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          90,261         117,841
--------------------------------------------------------------------------      ---------       ---------
INVESTING ACTIVITIES
Capital expenditures                                                              (63,670)        (95,114)
Proceeds from sale of property and equipment                                          732           1,377
Proceeds from sale of Omnifax business                                                 --          45,000
Payment for purchase of subsidiaries                                                   --            (809)
--------------------------------------------------------------------------      ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                             (62,938)        (49,546)
--------------------------------------------------------------------------      ---------       ---------
FINANCING ACTIVITIES
Net payments under line of credit agreements                                      (33,563)       (251,771)
Principal payments on other long-term debt                                         (1,822)         (4,035)
Proceeds from stock options exercised                                                  --              87
Capital contributions                                                                  --         204,630
--------------------------------------------------------------------------      ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES                                             (35,385)        (51,089)
--------------------------------------------------------------------------      ---------       ---------
EFFECT OF EXCHANGE RATES                                                             (959)         (4,543)
--------------------------------------------------------------------------      ---------       ---------
NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                              (9,021)         12,663
Cash and cash equivalents, beginning of period                                     64,861          66,095
--------------------------------------------------------------------------      ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  55,840       $  78,758
==========================================================================      =========       =========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(IN THOUSANDS)
(UNAUDITED)

                                                                       ADDITIONAL      RETAINED   ACCUMULATED OTHER
                                                         ORDINARY       PAID-IN        EARNINGS     COMPREHENSIVE
                                                          SHARES        CAPITAL       (DEFICIT)     INCOME (LOSS)       TOTAL
-------------------------------------------------       ---------      ---------      ---------       ---------       ---------
BALANCES AT MARCH 31, 2000                              $   4,892      $ 317,056      $ (66,226)      $ (79,008)      $ 176,714

Net loss                                                                                (93,177)                        (93,177)

Currency translation adjustment                                                                         (10,263)        (10,263)
                                                                                                                      ---------
   Comprehensive loss                                                                                                  (103,440)
Dividends and accretion of participating shares                                         (11,788)                        (11,788)
Shares to be issued under employee restricted
  stock plan                                                               2,199                                          2,199
Shares issued under employee purchase plans                   195          6,190                                          6,385
-------------------------------------------------       ---------      ---------      ---------       ---------       ---------
BALANCES AT DECEMBER 31, 2000                           $   5,087      $ 325,445      $(171,191)      $ (89,271)      $  70,070
=================================================       =========      =========      =========       =========       =========

                                                                       ADDITIONAL      RETAINED   ACCUMULATED OTHER
                                                         ORDINARY       PAID-IN        EARNINGS     COMPREHENSIVE
                                                          SHARES        CAPITAL       (DEFICIT)     INCOME (LOSS)       TOTAL
-------------------------------------------------       ---------      ---------      ---------       ---------       ---------
BALANCES AT MARCH 31, 1999                              $   4,758      $ 304,436      $ (72,815)      $ (65,215)      $ 171,164

Net earnings                                                                             28,889                          28,889

Currency translation adjustment                                                                          (6,830)         (6,830)
                                                                                                                      ---------
   Comprehensive income                                                                                                  22,059
Beneficial conversion of participating shares                              1,089         (1,089)
Shares issued under employee purchase plans                   117          9,283                                          9,400
-------------------------------------------------       ---------      ---------      ---------       ---------       ---------
BALANCES AT DECEMBER 31, 1999                           $   4,875      $ 314,808      $ (45,015)      $ (72,045)      $ 202,623
=================================================       =========      =========      =========       =========       =========


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

NOTE 3. RESTRUCTURING CHARGES

FISCAL 2001 CHARGE:

      The Company recorded a pre-tax restructuring charge of $27.5 million for the third quarter of fiscal 2001. The restructuring charge included $21.8 million in cost related to severance, which represents the reduction of approximately 1,200 positions worldwide. Cash outlays related to these reductions during the third quarter totaled $0.8 million. The Company expects to substantially complete these workforce reductions by the second quarter of fiscal 2002. The restructuring charge was also comprised of $5.7 million for future lease obligations on facility closures. The Company has identified approximately 50 facilities that will be closed or partially closed. The remaining lease obligations related to these facility closures are expected to be substantially completed during fiscal 2002. The following table summarizes the restructuring charge and related cash outlays:

2001 RESTRUCTURING CHARGE:

                                       ----------------------------------------------------
                                       TOTAL FISCAL                  OTHER     RESERVE AT
                                           2001         CASH       NON-CASH    DECEMBER 31,
(in 000's)                                EXPENSE      OUTLAYS      CHANGES       2000
                                       ----------------------------------------------------
Severance                                 $21,766      $   762      $    --      $21,004
Future lease obligations on facility
  closures and exit costs                   5,702           27           --        5,675
                                       ----------------------------------------------------
Total restructuring charge                $27,468      $   789           --      $26,679
                                       ----------------------------------------------------

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

1999 RESTRUCTURING CHARGE:

                                        ------------------------------------------------------------------------
                                            TOTAL                                     THIRD QTR.
                                            FISCAL         RESERVE AT    THIRD QTR.     OTHER          RESERVE AT
                                             1999         SEPTEMBER 30,    CASH        NON-CASH       DECEMBER 31,
(in 000's)                                 EXPENSE            2000        OUTLAYS      CHANGES           2000
                                        ------------------------------------------------------------------------
Severance                                  $19,820             $514           --           --             $514
Future lease obligations on facility
       closures                             19,790            3,056         $300           --            2,756
Write-off of leasehold improvements
       on facility closures                  3,084              --            --           --             --
                                        -----------------------------------------------------------------------
Total restructuring charge                 $42,694           $3,570         $300           --           $3,270
                                        ------------------------------------------------------------------------

NOTE 4.  EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the asic and diluted earnings (loss) per ADS computations for the three months nd nine months ended December 31, 2000 and 1999:

                                           FOR THE THREE MONTHS ENDED                  FOR THE THREE MONTHS ENDED
                                               DECEMBER 31, 2000                            DECEMBER 31, 1999
                                      ---------------------------------------   -------------------------------------
(In 000's except per share amounts)     EARNINGS                                 EARNINGS
                                         (LOSS)         SHARES      PER-SHARE     (LOSS)       SHARES       PER-SHARE
                                      (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR) (DENOMINATOR)     AMOUNT
                                      -----------   -------------   ---------   ----------- -------------    --------
Net (loss) earnings                    $(31,758)                                 $  9,887

BASIC (LOSS) EARNINGS AVAILABLE TO
COMMON SHAREHOLDERS PER ADS:
  Dividends and accretion on
     participating shares                 (4,019)                                      --
                                        ---------                                --------
  Earnings (loss)                        (35,777)        61,372      $  (0.58)      9,887        57,936      $   0.17
                                                                     ========                                ========

EFFECT OF DILUTIVE SECURITIES:
  6.5% convertible participating
    shares                                                   --                                   2,843
  Stock options                                              --                                   1,335
                                                       --------                                --------

DILUTED (LOSS) EARNINGS AVAILABLE
TO COMMON SHAREHOLDERS PER ADS:
Earnings (loss)                         $(35,777)        61,372      $  (0.58)   $  9,887        62,114      $   0.16
                                        ========       ========      ========    ========      ========      ========

                                           FOR THE NINE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                               DECEMBER 31, 2000                          DECEMBER 31, 1999
                                       ----------------------------------------   ---------------------------------------
(In 000's except per share amounts)     EARNINGS                                  EARNINGS
                                         (LOSS)          SHARES       PER-SHARE     (LOSS)         SHARES        PER-SHARE
                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                        ---------       ---------      --------    ---------      ---------      --------
Net (loss) earnings                     $ (93,177)                                 $  28,889

BASIC (LOSS) EARNINGS AVAILABLE TO
COMMON SHAREHOLDERS PER ADS:
  Dividends and accretion on
     participating shares                 (11,878)                                        --
                                        ---------                                  ---------
  Earnings (loss)                        (105,055)         59,961      $  (1.75)      28,889         57,324      $   0.50
                                                                       ========                                  ========

EFFECT OF DILUTIVE SECURITIES:
  6.5% convertible participating
    shares                                                     --                                       951
  Stock options                                                --                                       862
                                                        ---------                                 ---------

DILUTED (LOSS) EARNINGS AVAILABLE
TO COMMON SHAREHOLDERS PER ADS:
Earnings (loss)                         $(105,055)         59,961      $  (1.75)   $  28,889         59,137      $   0.49
                                        =========       =========      ========    =========      =========      ========

      The effect of the Company's $200.0 million of Convertible Subordinated Notes are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2000 and 1999 because they are not dilutive.

      The effect of the Company's 6.5% senior convertible participating shares and the effect of stock options are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2000 because they are not dilutive.

NOTE 5. SEGMENT REPORTING

      The Company's reportable segments include Danka Americas, Danka International and Danka Services International (DSI). Danka Americas distributes photocopiers, facsimiles and other related office imaging equipment together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. Danka International distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and other related office imaging equipment on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional operations in Australia and New Zealand. DSI is the Company's worldwide document outsourcing business, which provides a wide range of document management solutions, including the management of central reprographics departments, the placement and maintenance of convenience copiers, print-on-demand operations and document archiving and retrieval services and document management consulting. The Company measures segment performance as earnings from operations, which is defined as earnings before interest expense and other, net and income taxes, as shown on the Company's consolidated statements of operations. Other items are shown for purposes of reconciling to the Company's total consolidated amounts as shown in the following tables for the three and nine months ended December 31, 2000 and 1999:

                                                                                   DANKA
                                                        DANKA        DANKA       SERVICES                CONSOLIDATED
                                                       AMERICAS  INTERNATIONAL  INTERNATIONAL  OTHER (1)     TOTAL
THREE MONTHS ENDED DECEMBER 31                           $000         $000          $000         $000         $000
---------------------------------------------------------------------------------------------------------------------
2000
Total revenue                                           275,618      152,577       73,094       (3,192)      498,097

Earnings (loss) from operations before
   restructuring charges                                 10,645       (9,678)       5,244      (10,011)       (3,800)
Restructuring charges                                                                           27,468        27,468
Interest expense and other, net                                                                 18,482        18,482
Provision (benefit) for income taxes                                                           (17,992)      (17,992)
Net loss                                                                                                     (31,758)
---------------------------------------------------------------------------------------------------------------------
1999

Total revenue                                           333,707      209,340       71,438           --       614,485

Earnings (loss) from operations                          30,230        6,236        6,964       (1,820)       41,610
Interest expense and other, net                                                                 27,878        27,878
Provision for income taxes                                                                       3,845         3,845
Net earnings                                                                                                   9,887

                                                                                   DANKA
                                                        DANKA        DANKA       SERVICES                CONSOLIDATED
                                                       AMERICAS  INTERNATIONAL  INTERNATIONAL  OTHER (1)     TOTAL
NINE MONTHS ENDED DECEMBER 31                            $000         $000          $000         $000         $000
---------------------------------------------------------------------------------------------------------------------
2000
Total revenue                                           871,107      490,506      218,217      (12,881)    1,566,949

Earnings (loss) from operations before
   restructuring charges                                (10,521)     (25,843)      20,919      (22,571)      (38,016)
Restructuring charges                                                                           19,309        19,309
Interest expense & other, net                                                                   68,250        68,250
Provision (benefit) for income taxes                                                           (32,398)      (32,398)
Net loss                                                                                                     (93,177)
---------------------------------------------------------------------------------------------------------------------
1999

Total revenue                                         1,042,918      626,863      210,692           --     1,880,473

Earnings (loss) from operations                          89,933       19,759       19,276      (12,207)      116,761
Interest expense & other, net                                                                   76,638        76,638
Provision for income taxes                                                                      11,234        11,234
Net earnings                                                                                                  28,889

(1) Other includes elimination of certain intersegment revenue and corporate expenses.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) for the three months ended December 31, 2000 and 1999 was $(24.4) million and $4.8 million, respectively.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES:

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for transfers after March 31, 2001. Statement No. 140 requires disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Statement No. 140 replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of Statement 125's provisions without reconsideration. The Company does not expect the adoption of Statement No. 140 to have a material impact on its results of operations.

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

NOTE 8. DEBT

      We have a credit agreement with a consortium of international bank lenders through March 31, 2002. As amended on December 1, 1999, the credit agreement requires that we maintain minimum levels of adjusted consolidated net worth, cumulative consolidated EBITDA, a ratio of consolidated EBITDA to interest expense, and a consolidated fixed charge coverage ratio and a consolidated total leverage ratio, each as defined in the credit agreement. Effective December 15, 2000, we obtained an amendment to the credit agreement which modifies the financial covenants for the period December 31, 2000 through March 28, 2001. Without this amendment we would have been in violation of certain covenants. During the waiver period ending March 28, 2001, we may receive advances under the credit agreement for ordinary operational needs. We will pay fees to our bank lenders for the December 2000 waiver agreement of approximately $1.5 million. These fees will be expensed in the quarter ended March 31, 2001.

      We expect that we will require an additional amendment, or a further waiver of the financial covenants that will be in effect under the credit agreement as of March 29, 2001. We have requested an additional amendment providing relief from financial covenants through July 16, 2001. However, we cannot assure you that our senior bank lenders will agree to the proposed amendment. In the absence of a further amendment or waiver to the credit agreement, after March 28, 2001, our lenders would be entitled to exercise all of their rights under the credit agreement including, without limitation, if lenders owed a majority of our outstanding indebtedness under the credit agreement so decide, declaring all amounts outstanding under the credit facility immediately due. Accordingly, we are reflecting our indebtedness under the credit agreement as a current liability on our December 31, 2000 balance sheet.

NOTE 9. PENDING LITIGATION

      On March 22, 2000, the United States District Court for the Middle District of Florida, Tampa Division entered an order dismissing a consolidated class action complaint brought against the Company and certain former Directors and former officers on or about June 18, 1998. The complaint had alleged, principally, that the Company and the other defendants issued materially false and misleading statements related to the progress of the Company's integration of its acquisition of Kodak's Office Imaging and outsourcing businesses, engaged in improper accounting practices and that certain former officers utilized insider information, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company has reached a tentative settlement agreement with the Plaintiff Class. The settlement agreement is subject to approval by the United States District Court for the Middle District of Florida, Tampa Division. If approved, the settlement should not have a material effect on the Company's financial position, results of operations or liquidity.

      On March 15, 2000 the United States District Court, Southern District of New York entered an order dismissing a complaint brought against the Company and its outside law firm in February 1999. The complaint had alleged claims of breach of contract, breach of duty of good faith and fair dealing, conversion and violation of the Uniform Commercial Code. More particularly, the plaintiffs had alleged that in December 1997, they attempted to sell approximately one million restricted American Depositary Shares at approximately $35.00 per share and that the Company and its attorneys had wrongfully refused and/or unreasonably delayed in registering the transfer of the plaintiffs' restricted shares. The complaint further alleged that the plaintiffs were unable to complete the sale of shares and were later forced to sell the shares in February 1998 at approximately $17.00 per share. The plaintiffs were attempting to recover the difference from the Company and its outside law firm. On or about November 13, 2000, the United States Court of Appeals for the Second Circuit affirmed the Order of the District Court dismissing Plaintiff's Complaint, in its entirety, effectively ending this litigation.

      On or about December 11, 2000, Danka's former Chief Executive Officer, Larry K. Switzer, filed a demand for Arbitration with the American Arbitration Association to be heard in St. Petersburg, Florida. The demand alleges that Mr. Switzer is entitled to damages for breach of his employment contract with the Company, the amendments thereto, breach of an agreement to provide split-dollar insurance and other and further relief. It is too early to determine the potential outcome of this litigation or whether it will have a material effect on the Company's financial position, results of operations or liquidity.

      The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business that are not expected to have a material adverse effect upon the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We are one of the world's largest independent suppliers of photocopiers and office imaging equipment. We primarily market these products and photocopier services, parts and supplies direct to customers in approximately 30 countries. We principally distribute the products of Canon, Heidelberg, Nexpress, Ricoh and Toshiba. Throughout Europe, we also market private label photocopiers and facsimile machines and related supplies direct to customers under our Infotec trademark. In addition, we market photocopiers, parts and supplies on a wholesale basis to independent dealers through our international operations.

      We also provide worldwide document management services through our outsourcing business, Danka Services International (DSI). Services provided by DSI range from on- and off-site document management services, including the management of central reprographics departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services.

      We intend to sell DSI as part of a plan to reduce and refinance our indebtedness. We have retained Houlihan Lokey Howard & Zukin Capital to, among other things, assist us in selling DSI. We are currently holding discussions with a number of interested parties, although we have not yet entered into a binding sale agreement. We anticipate that we will close the sale of DSI during out next fiscal quarter, but we cannot assure you that we will do so. The sale of DSI will generate funds to help reduce our senior bank debt, which should assist us in refinancing that indebtedness.

      During the third quarter, we announced we would be eliminating approximately 1,200 positions, or approximately 8% of our worldwide workforce, and would be closing and consolidating some of our facilities. As a result, we recorded a $27.5 million pre-tax restructuring charge in December 2000. We expect the workforce reductions to be substantially completed by the second quarter of fiscal year 2002. In addition, we have identified approximately 50 facilities to be closed and/or consolidated with other Danka facilities and we expect that the remaining lease obligations related to these facility closures will be substantially completed during fiscal year 2002. We believe this restructuring is needed to bring our cost structure into line with current revenue and margin expectations. Upon full implementation of the restructuring, we expect approximately $50.0 million in annualized savings, although we can give no assurance that these savings will be achieved.

      The following table sets forth for the periods indicated the percentage of our total revenue represented by the principal items in our consolidated statements of operations:

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         DECEMBER 31,                    DECEMBER 31,
                                                     2000             1999           2000           1999
                                                     -----            -----          -----          -----
Revenue:
  Retail equipment sales.......................       30.7 %           29.7 %         30.5 %         28.3 %
  Retail service, supplies and rentals.........       64.1             65.3           64.9           67.4
  Wholesale....................................        5.2              5.0            4.6            4.3
                                                     -----            -----          -----          -----
      Total revenue............................      100.0            100.0          100.0          100.0
Cost of revenue................................       68.6             64.6           69.4           63.9
                                                     -----            -----          -----          -----
Gross profit...................................       31.4             35.4           30.6           36.1
Selling, general and administrative expenses...       31.5             28.0           31.1           29.3
Amortization of intangible assets..............        0.7              0.6            1.9            0.6
Restructuring charges                                  5.5               --            1.2            --
                                                     -----            -----          -----          -----
      (Loss) earnings from operations..........       (6.3)             6.8           (3.6)           6.2
Interest expense and other, net................        3.7              4.6            4.4            4.1
                                                     -----            -----          -----          -----
      (Loss) earnings before income taxes......      (10.0)             2.2           (8.0)           2.1
Provision (benefit) for income taxes...........       (3.6)             0.6           (2.1)           0.6
                                                     -----            -----          -----          -----
      Net (loss) earnings  ....................       (6.4)%            1.6 %         (5.9)%          1.5 %
                                                     =====            =====          =====          =====

      The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         DECEMBER 31,                DECEMBER 31,
                                                     2000            1999        2000           1999
                                                     ----            ----        ----           ----
Retail equipment sales.........................      24.0 %          31.9 %      22.0 %          30.1 %
Retail service, supplies and rentals...........      36.1            38.3        35.6            39.7
Wholesale......................................      16.5            17.6        16.5            18.2

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999:

REVENUE

      Our total revenue declined 18.9% to $498.1 million for the third quarter of fiscal 2001 from $614.5 million for the third quarter of fiscal 2000. Our revenues in the third quarter of fiscal 2001 were reduced by foreign currency movements which adversely affected our international operations (primarily the decline of the Euro and the pound sterling against the dollar). These foreign currency movements reduced our revenues by approximately $35.1 million, or 5.7%, compared to the third quarter of fiscal 2000. In addition, our retail service revenue was negatively impacted during the current year third quarter by $11.3 million due to revised estimates of the amount of services that had been provided to customers but for which invoices had not been issued.

      Our retail equipment sales declined 16.2% to $152.9 million for the third quarter of fiscal 2001, compared to $182.5 million for the third quarter of fiscal 2000. The decrease was primarily due to weak sales in the U.S. and the negative impact of approximately $10.4 million from foreign currency movements.

      Our retail service, supplies and rentals revenue declined 20.4% to $319.4 million for the third quarter of fiscal 2001, from $401.4 million in the third quarter of fiscal 2000. The decline was primarily due to the negative impact of foreign currency movements on our international operations ($20.6 million), the revised estimate of unbilled service revenue discussed above ($11.3 million), the continuing reduction of machines under service contracts and fewer rental machines.

GROSS PROFIT

      Our gross profit decreased 28.1% to $156.2 million for the third quarter of fiscal 2001, from $217.2 million for the third quarter of fiscal 2000 due primarily to lower revenue and lower margins.

      Our gross profit as a percentage of our retail equipment sales decreased to 24.0% for the third quarter of fiscal 2001 from 31.9% for the third quarter of fiscal 2000. This decrease is primarily due to increased competition and pricing pressures, which we believe are affecting the photocopier industry as a whole.

      As a percentage of revenue, the gross profit margin on our retail service, supplies and rentals decreased to 36.1% for the third quarter of fiscal 2001 from 38.3% for the third quarter of fiscal 2000, due in part to the revised estimate of unbilled service revenue discussed above. In addition, the margin is being impacted by the decline in the number of service contracts that we have for analog photocopiers.

      As a percentage of revenue, the gross profit margin on our wholesale sales decreased to 16.5% for the third quarter of fiscal 2001 from 17.6% for the third quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Our selling, general and administrative expenses decreased by $15.4 million to $156.6 million for the third quarter of fiscal 2001, from $172.0 million in the third quarter of fiscal 2000. The lower expenses were primarily due to foreign currency movements reducing the costs of our international operations, lower employment costs, and lower sales commissions resulting from lower revenues. However, expenses increased as a percentage of our total revenue from 28% to 31.5% due to the decline in revenue.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of our intangible assets decreased to $3.4 million for the third quarter of fiscal 2001, from $3.6 million for the third quarter of fiscal 2000.

RESTRUCTURING CHARGES

      As previously discussed, we recorded a $27.5 million pre-tax restructuring charge during the third quarter of fiscal 2001 related to management's plan to bring the cost structure into line with current revenue and margin expectations.

EARNINGS (LOSS) FROM OPERATIONS

      We reported an operating loss of $31.3 million for the third quarter of fiscal 2001, compared to earnings of $41.6 million for the third quarter of fiscal 2000. The current year fiscal quarter included the pre-tax restructuring charge of $27.5 million discussed above. Excluding the restructuring, our loss from operations was $3.8 million for the third quarter of fiscal 2001. This decrease was due primarily to lower gross profit margins resulting from the factors previously discussed.

INTEREST EXPENSE AND OTHER, NET

      Interest expense and other, net decreased to $18.5 million for the third quarter of fiscal year 2001, from $27.9 million in the third quarter of fiscal 2000. The decrease is related to several factors, including a $4.0 million reduction in the amount of bank waiver fees that we expensed during the third quarter of fiscal 2001 and a $5.7 million reduction in interest expense due to lower indebtedness in fiscal year 2001.

INCOME TAXES

      We recorded an income tax benefit of $18.0 million for the third quarter of fiscal 2001, compared to a $3.8 million provision in the third quarter of fiscal 2000. The decrease was primarily due to the loss in the current year. The combined effective income tax rate increased to 36.2% for the third quarter of fiscal 2001, compared to 28.0% for the third quarter of fiscal 2000. The increase in the tax rate is primarily due to a shift in income, which we expect will continue through the end of fiscal 2001, from lower to higher tax jurisdictions and changes in the classification of income taxed at various rates within these jurisdictions.

NET EARNINGS (LOSS)

      As a result of factors discussed above, we incurred a net loss of $31.8 million in the third quarter of fiscal year 2001, compared to net earnings of $9.9 million in the third quarter of fiscal 2000. After allowing for payment-in-kind dividends and a share issuance on our participating shares, we incurred a net loss of $(0.58) per American depository share in the current year third quarter compared to net earnings of $0.16 per American depository share in the prior year third quarter.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999:

REVENUE

      Our revenue decreased 16.7% to $1.6 billion for the nine months ended December 31, 2000, compared to $1.9 billion for the nine months ended December 31, 1999. Excluding our Omnifax business, which we sold in July 1999, and the negative impact of foreign currency movements, our total revenue was down 11.0%.

      Our retail equipment sales decreased by 10.2% to $478.4 million for the nine months ended December 31, 2000, from $533.0 million for the nine months ended December 31, 1999. After excluding the negative impact on our international operations of foreign currency movements ($24.1 million) and the sale of the Omnifax business ($7.7 million), our retail equipment sales decreased by 4.5% or $22.8 million for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999. This decline is primarily a result of weak sales in the U.S. due to increased competition and pricing pressures.

      Our retail service, supplies and rentals revenue decreased by 19.8% to $1.0 billion for the nine months ended December 31, 2000, from $1.3 billion for the nine months ended December 31, 1999. The decrease was primarily due to the negative impact on our international operations of foreign currency movements ($51.2 million), the sale of our Omnifax business ($25.5 million), the continuing reduction of machines under service contracts and fewer rental machines.

GROSS PROFIT

      Our gross profit decreased 29.4% to $479.0 million for the nine months ended December 31, 2000, from $678.6 million for the nine months ended December 31, 1999. Our results for the second quarter of fiscal 2001 included the write-down to fair market value of analog inventory and rental equipment in the U.S. and Europe totaling $32.9 million. The write-down is included in Cost of Retail Equipment Sales ($22.4 million) and Retail Service, Supplies and Rental Costs ($10.5 million). The write-down to fair market value reflects the decrease in value of our analog assets caused by the photocopier industry's rapid transition to digital products. In addition, our results for the third quarter of fiscal 2001 include an $11.3 million adjustment to retail service revenue for revised estimates of unbilled service revenue.

      Our gross profit as a percentage of our retail equipment sales declined to 22.0% for the nine months ended December 31, 2000, from 30.1% for the nine months ended December 31, 1999. This decrease was primarily due to the write-down of analog inventory and rental equipment discussed above. Excluding these items, our gross profit as a percentage of retail equipment sales was 26.7% for the nine months ended December 31, 2000. The decrease is primarily due to increased competition and pricing pressures which we believe are affecting the photocopier industry as a whole.

      As a percentage of revenue, the gross profit margin on retail service, supplies and rentals decreased to 35.6% for the nine months ended December 31, 2000 from 39.7% for the nine months ended December 31, 1999, due in part to the write-down of analog inventory and the adjustment to retail service revenue discussed above. In addition, the gross profit margin on retail service, supplies and rentals was affected by lower service revenue, which is a result of the decline in the number of service contracts that we have for analog photocopiers.

      As a percentage of revenue, the gross profit margin on our wholesale sales decreased to 16.5% for the nine months ended December 31, 2000 from 18.2% for the nine months ended December 31, 1999. Excluding the Omnifax business sold in July 1999, the gross profit margin on wholesale sales was slightly lower for the nine months ended December 31, 2000 as compared to the same period in the prior fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Our selling, general and administrative expenses declined by $63.2 million to $487.9 million for the nine months ended December 31, 2000, from $551.1 million for the nine months ended December 31, 1999. The lower expense amounts were primarily due to foreign currency movements reducing the costs of our international operations, lower employment costs, and lower sales commissions resulting from lower revenues. However, expenses increased as a percentage of total revenue from 29.3% to 31.1% due to the decline in revenue.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of our intangible assets increased to $29.1 million for the nine months ended December 31, 2000, from $10.7 million for the nine months ended December 31, 1999 primarily due to the write-off of goodwill attributable to our Australian subsidiary of $18.8 million. The write-off of the goodwill was necessary because our forecast of future cash flows from our Australian subsidiary's operations was insufficient to recover the amount of goodwill recorded.

EARNINGS (LOSS) FROM OPERATIONS

      We reported an operating loss of $57.3 million for the nine months ended December 31, 2000, compared to earnings of $116.8 million for the nine months ended December 31, 1999. The decrease in earnings is partially due to the write-down of analog inventory and rental equipment ($32.9 million), the net restructuring charge ($19.3 million), the write-off of goodwill for our Australian subsidiary ($18.8 million), and the charge for the revised estimates of unbilled service revenue ($11.3 million). In addition to these items, earnings from operations were negatively impacted by lower revenues and gross margins as previously discussed.

INTEREST EXPENSE AND OTHER, NET

      Interest expense and other, net decreased to $68.3 million for the nine months ended December 31, 2000, compared to $76.6 million for the nine months ended December 31, 1999. Excluding the $2.1 million loss related to the sale of our Omnifax business in the prior year, interest expense and other, net decreased by $6.3 million. This is primarily a result of a $13.8 million decrease in interest expense due to lower indebtedness in fiscal 2001, partially offset by a $5.0 million increase in foreign exchange losses and a $1.9 million increase in the amount of bank waiver fees that we expensed during the nine months ended December 31, 2000.

INCOME TAXES

      We recorded an income tax benefit of $32.4 million for the nine months ended December 31, 2000, compared to a $11.2 million provision for the nine months ended December 31, 1999. The decrease was primarily due to the loss in the current year. The combined effective income tax rate decreased to 25.8% for the nine months ended December 31, 2000, compared to 28.0% for the nine months ended December 31, 1999. The decrease is primarily due to the write-off of goodwill with no associated tax benefit as well as a shift in income, which we expect will continue through the end of fiscal 2001, from lower to higher tax jurisdictions and changes in the classification of income taxed at various rates within these jurisdictions.

NET EARNINGS (LOSS)

      As a result of the factors discussed above, we incurred a net loss of $93.2 million for the nine months ended December 31, 2000, compared to net earnings of $28.9 million for the nine months ended December 31, 1999.

EXCHANGE RATES

      Fluctuations in the exchange rate between the pound sterling and the U.S. dollar affect the dollar equivalent of the pound sterling market price of our Ordinary Shares on the London Stock Exchange and, as a result, are likely to affect the market price of our American depositary shares. We operate in approximately 30 countries worldwide, and therefore, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which we operate affect the results of our international operations and the value of their net assets, which are reported in U.S. dollars. The results of operations, financial condition and competitive position of our business are affected by the relative strength of the currencies in countries where our products are currently sold. In particular, the results of several of our European subsidiaries have been adversely affected by the decline of the Euro against the dollar. Our results of operations and financial condition have been, and may continue to be, adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

      We have a credit agreement with a consortium of international bank lenders through March 31, 2002. As amended on December 1, 1999, the credit agreement requires that we maintain minimum levels of adjusted consolidated net worth, cumulative consolidated EBITDA, a ratio of consolidated EBITDA to interest expense, and a consolidated fixed charge coverage ratio and a consolidated total leverage ratio, each as defined in the credit agreement.

      As of December 31, 2000, we owed approximately $551.3 million under the credit agreement. The available unused commitments as of December 31, 2000 are $12.2 million. Our new borrowings are currently limited to amounts necessary for ordinary operational needs. The credit agreement prohibits us from incurring other significant indebtedness. We were incurring interest on that indebtedness at a weighted average rate of 8.94% and 7.62% per annum, respectively. Effective interest rates under the credit agreement are LIBOR, or comparable interbank rates for non-U.S. dollars, plus 2.75 percent.

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

      Effective December 15, 2000, we obtained an amendment to the credit agreement which modifies the financial covenants for the period December 31, 2000 through March 28, 2001. Without this amendment we would have been in violation of certain covenants. During the waiver period ending March 28, 2001, we may receive advances under the credit agreement for ordinary operational needs. We will pay fees to our bank lenders for the December 2000 amendment of approximately $1.5 million. These fees will be expensed in the quarter ending March 31, 2001.

      We expect that we will require an additional amendment to, or a further waiver of, the financial covenants as of March 29, 2001. We have requested an additional amendment providing relief from the financial covenants through July 16, 2001. However, we cannot assure you that our senior bank lenders will be prepared to provide the amendment. In the absence of a further amendment or waiver to the credit agreement, after March 28, 2001, our lenders would be entitled to exercise all of their rights under the credit agreement including, without limitation, if lenders owning a majority of our outstanding indebtedness under the credit agreement so decide, declaring all amounts outstanding under the credit facility immediately due. Accordingly, we are reflecting our indebtedness under the credit agreement as a current liability on our December 31, 2000 balance sheet.

      The financial covenants that apply under the credit agreement for the period from December 31, 2000 to March 28, 2001, and the financial covenants that will apply from March 29, 2001, are as follows:

                                    REQUIRED AMOUNTS AND
                                    RATIOS FOR THE PERIOD                                      REQUIRED AMOUNTS AND
                                  DECEMBER 31, 2000 THROUGH      ACTUAL AMOUNTS AND RATIOS           RATIOS AT
                                       MARCH 28, 2001              AT DECEMBER 31, 2000           MARCH 29, 2001
-------------------------------------------------------------------------------------------------------------------------
Minimum Adjusted                        $286,000,000                  $346,937,000                  $426,400,000
Consolidated Net Worth

Minimum Cumulative                      $161,000,000                  $163,924,000                  $253,517,000
Adjusted Consolidated
EBITDA (latest 12 months)

Minimum Ratio of                            1.90                          1.99                          2.00
Consolidated EBITDA to
Interest Expense
(latest 12 months)

Minimum Consolidated Fixed                  0.80                          0.96                          1.50
Charge Coverage Ratio

Maximum Consolidated Total                  5.30                          5.09                          3.25
Leverage Ratio
(latest 12 months)
-------------------------------------------------------------------------------------------------------------------------

      o The Minimum Consolidated Fixed Charge Coverage Ratio is defined as Cumulative Consolidated EBITDA less the last 12 months of Adjusted Capital Expenditures divided by total adjusted interest expense.

      o The Maximum Consolidated Total Leverage Ratio is Indebtedness divided by Cumulative Consolidated EBITDA.

      We are required to make a scheduled repayment of approximately $30.0 million of outstanding principal under the term loan component of the credit agreement on April 1, 2001. We are required to make an interest payment on our senior bank debt of approximately $11.0 million on March 30, 2001. We are also required on April 1, 2001 to make an interest payment of $6.75 million on our 6.75% convertible subordinated notes and a rent payment of $1.2 million on our tax retention operating lease. In total, these payments amount to approximately $48.95 million. We expect to make these payments when due, however, our making of these payments will further reduce our short-term liquidity. Although we currently expect to have sufficient funds to make these payments, we cannot assure you that we will be able to make the payments.

      We are currently taking actions intended to permit us to maintain liquidity on a long-term basis. We are in the process of trying to obtain alternative long-term bank financing to refinance our indebtedness under the credit agreement. The $200.0 million in principal amount of our 6.75% convertible subordinated notes is due for repayment on April 1, 2002. We believe that it is highly unlikely that we will be able to refinance our indebtedness under the credit agreement while any substantial portion of the convertible subordinated notes are outstanding. Therefore, we will make an exchange offer for the outstanding $200.0 million of 6.75% convertible subordinated notes due April 1, 2002, under which noteholders will be offered new notes and a total of $16 million in cash for their existing notes. We also plan to sell DSI and use the net proceeds of sale to repay part of our indebtedness under the credit agreement and finance the cash consideration that we plan to offer under the exchange offer. We believe that our best opportunity to refinance our indebtedness under the credit agreement in an expedited manner is to complete the exchange offer and sell DSI. Both of these transactions are contingent upon our obtaining various regulatory and third party approvals and meeting certain conditions. We are hoping to complete all of these transactions in the first quarter of our fiscal year 2002. We cannot assure you that we will be successful in our efforts to implement our plan to refinance our indebtedness under the credit agreement, complete the exchange offer or sell DSI, whether within the planned timeframe or at all. If we are not successful, then we may have to consider other alternatives to refinance our indebtedness. These other alternatives may include the disposal of some or all of our businesses and assets, in addition to DSI.

      We do not expect to be able to complete the three planned transactions by March 28, 2001. Therefore, we expect to require a waiver or amendment of the financial covenants under the credit agreement after March 29, 2001. We have commenced discussions with our senior lenders and we anticipate that, particularly if our efforts to complete the three transactions are proceeding at a reasonable pace, our senior lenders may be prepared to provide a waiver or amendment, and we cannot assure you that they will do so.

      On December 17, 1999, we issued 218,000 new 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares for the first five years. The participating shares are currently convertible into ordinary shares at a conversion price of $3.10 per ordinary share (equal to $12.40 per American depositary share), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 23% of the total voting power of our capital stock. As of December 31, 2000, we have issued an additional 13,236 participating shares as payment-in-kind dividends.

      We are not permitted to pay dividends (other than payment-in-kind dividends on our participating shares) under the credit agreement and do not anticipate the payment of a dividend on ordinary shares in the foreseeable future. We are an English company and, under English law, we are allowed to pay dividends only if we have "distributable profits." At this time, we do not have any distributable profits.

      The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended March 31, 1996 and 1995. We received a notice of proposed deficiency in November 1999. The principal adjustments relate to the timing of certain deductions associated with leased equipment financing. We have filed a protest and are meeting with the Appellate Division of the Internal Revenue Service to resolve this issue. If the Internal Revenue Service were to prevail, net operating losses available for carryback to these years would increase by corresponding amounts. Discussions are ongoing and we expect that the issue will be resolved favorably for the Company and its resolution will not have a material impact on our financial position, results of operations or liquidity.

      The Internal Revenue Service has also commenced an examination of our federal income tax returns for the fiscal years 1998 and 1997. This audit is in an early stage and no adjustments have been proposed.

      In addition to the foregoing, an audit by fiscal authorities in the Netherlands has commenced into our Dutch operations. We do not believe that this audit, or any result thereof, will have a material impact on our financial position, results of operations or liquidity. Until finalization of the audit, we cannot determine the ultimate amount of taxes due in the Netherlands nor whether any additional assessments, potentially including interest and penalties, could have an adverse impact on our liquidity.

      Our net cash flow provided by operating activities was $90.3 million and $117.8 million for the nine months ended December 31, 2000 and 1999, respectively. Operating cash flow for the nine months ended December 31, 2000 was primarily affected by a decrease in cash provided by net earnings, as well as changes in working capital accounts. Accounts receivable and inventory account changes provided in excess of $100.0 million in cash but this was partially offset by decreases in accounts payable and accrued expenses due to payments of trade payables, employee commissions, and a legal settlement. Cash flow used in investing activities was $62.9 million and $49.5 million for the nine months ended December 31, 2000 and 1999, respectively. The increase of cash used in investing activities for the nine months ended December 31, 2000 was primarily due to the $45.0 million in cash proceeds received from the sale of our Omnifax business in July 1999. Excluding the Omnifax sale, cash flow used in investing activities would have decreased by $31.6 million for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999, due in large part to our reduction in capital expenditures for equipment on operating leases. Net cash used in financing activities was $35.4 million and $51.1 million for the nine months ended December 31, 2000 and 1999, respectively. The change in cash used in financing activities was primarily due to prior year repayment of borrowings from the cash received as a result of the Omnifax sale in July 1999.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

      Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to our future business, financial performance and contemplated financing arrangements, are forward-looking, and contain information relating to the Company that is based on the beliefs of the Company as well as assumptions, made by, and information currently available to, the Company. The words "goal", "anticipate", "expect", "intends", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to (i) failure of the Company's bank lenders under the credit agreement to amend or waive financial covenants applicable on and after March 28, 2001, (ii) any inability to successfully conclude the asset sales, bond exchange offer or bank refinancing, (iii) any negative impact from the loss of any key upper management personnel, (iv) any material adverse change in financial markets or Danka, (v) any inability to maintain achieved cost savings, (vi) any inability to obtain expected cost savings from the current fiscal year restructuring plan, (vii) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (viii) any inability by the Company to procure, or any inability by the Company to continue to gain access to and successfully distribute new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (ix) the ultimate outcome and impact of pending lawsuits, (x) the ultimate outcome of pending tax audits, (xi) fluctuations in foreign currencies, (xii) the reversals by the Appellate Court of the dismissals granted to the Company as referenced below in Part II, Item 1:
Legal Proceedings, and (xiii) other risks including those risks identified in any of the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         On February 14, 2001 we announced that P. Lang Lowrey would become a Director and Chief Executive Officer of the Company, effective March 1, 2001. We also announced that Michael B. Gifford would become Chairman of the Board and David W. Kendall would retire as Chairman of the Board and as a Director, also effective March 1, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

         The Company filed a report on Form 8-K, the earliest event occurring on October 17, 2000, announcing the resignation of Larry K. Switzer as Chief Executive Officer and Director. The Company also announced that Michael B. Gifford would perform the functions of Chief Executive Officer until a permanent replacement is found. In addition, the Company announced that, based upon preliminary indications, its results for the second quarter of fiscal 2001 ended September 30, 2000 would be below analysts' estimates.

         The Company filed a report on Form 8-K, the earliest event occurring on January 12, 2001, announcing its tenth amendment to its Credit Agreement.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DANKA BUSINESS SYSTEMS PLC
                                     --------------------------
                                            (Registrant)



Date:   FEBRUARY 20, 2001            /s/ F. MARK WOLFINGER
     --------------------            ---------------------
                                     F. Mark Wolfinger, Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Accounting Officer)