Form 10-K
period 2001-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2001-06-11
CIK 894010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001.

[_]  Transition report pursuant to section 13 or 15(d) of the Securities Act of
     1934 for the transition period from       to      .

Commission file number: 0-20828

                           DANKA BUSINESS SYSTEMS PLC
             (Exact name of registrant as specified in its charter)

                                                       98-0052869
           England and Wales              (I.R.S. employer identification no.)

    (State of other jurisdiction of             11201 Danka Circle North
     incorporation or organization)          St. Petersburg, Florida 33716

             Masters House
          107 Hammersmith Road
         London W14 0QH England
          (Address of principal executive offices including zip code)

 Registrant's telephone number, including area code: 011 44 207 603 1515 in the
                                 United Kingdom
                      (727) 576-6003 in the United States

          Securities registered pursuant to Section 12(g) of the Act:

                                Ordinary Shares
                                  1.25 p each

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [X]

   As of May 31, 2001, the registrant had 247,570,566 ordinary shares outstanding, including 61,892,641 represented by American depositary shares ("ADS"). Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts. The aggregate market value of voting shares held by non-affiliates of the registrant as of May 31, 2001 was $64,710,000 based on the average bid and asked prices of ADSs as quoted on the NASDAQ SmallCap Market.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DANKA BUSINESS SYSTEMS PLC

                           Annual Report on Form 10-K

                                 March 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................     8
 Item 3.  Legal Proceedings.............................................     8
 Item 4.  Submission of Matters to a Vote of Security Holders...........     9

                                    PART II

          Market Price for Registrant's Common Equity and Related
 Item 5.  Shareholder Matters...........................................     9
 Item 6.  Selected Financial Data.......................................    10
          Management's Discussion and Analysis of Financial Condition
 Item 7.   and Results of Operations....................................    10
 Item 7A.  Quantitative and Qualitative Disclosure about Market Risk....    10
 Item 8.  Financial Statements and Supplementary Data...................    10
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................    10

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    11
 Item 11. Executive Compensation........................................    16
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    27
 Item 13. Certain Relationships and Related Transactions................    30

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    31

                                     PART I

ITEM 1. BUSINESS

Introduction

   We are one of the world's largest independent suppliers, by revenue, of photocopiers and of office imaging equipment. We primarily market these products, and photocopier services, parts and supplies directly to customers in approximately 30 countries. Most of the products that we distribute are manufactured by Canon, Heidelberg, Nexpress, Ricoh and Toshiba. In addition, we market photocopiers, parts and supplies on a wholesale basis to independent dealers through our international operations.

   We provide a wide range of customer-related support services, maintenance contracts, supply contracts and leasing arrangements relating to the sale of our office imaging equipment. Our service business is contractual. Our service contract renewals provide a significant source of recurring revenue for us.

   Our operations are conducted through three reporting segments: Danka Americas, Danka International and DSI. Additional financial information regarding our reporting segments can be found in Note 13 to the consolidated financial statements. Danka Americas, which represented 55% of our total revenue in fiscal year 2001, provides photocopiers, services, parts and supplies to retail customers throughout the United States, Canada and Latin America. Danka International, which represented 31% of our total revenue in fiscal year 2001, provides photocopiers, services, parts and supplies to retail customers throughout Europe and Australia. Danka International also provides photocopiers, facsimiles and other office imaging equipment on a wholesale basis to over 750 independent dealers. DSI represented 14% of our total revenue in fiscal year 2001 and operates in 12 countries.

   Services provided by DSI range from on-and off-site document management services, including the management of central reprographics departments, the placement and maintenance of photocopiers, print-on-demand operations and document archiving and retrieval services. On April 9, 2001, we entered into an agreement to sell DSI to Pitney Bowes Inc. for $290.0 million in cash. The sale price is subject to adjustment depending on the value of DSI's net assets at the closing of the sale. We anticipate that we will close the sale of DSI on or about June 29, 2001, but we cannot assure you that we will do so.

   We are a public limited company organized under the laws of England and Wales. We were incorporated on March 13, 1973. Since 1988, we have expanded into new geographical areas by acquiring over 140 suppliers of automated office equipment. In December 1996, we made our largest acquisition to date and nearly doubled our size by acquiring Eastman Kodak Company's Office Imaging division and facilities management business, which included what is now DSI. In June 1999, we sold Omnifax, our facsimile division, to Xerox for $45 million in cash.

   Our principal operating subsidiaries are located in North America, Europe, Australia and Latin America. Our registered office is located at Masters House, 107 Hammersmith Road, London W14 0QH England, and our telephone number is 011-44-207-603-1515. The headquarters of our United States operations are located at 11201 Danka Circle North, St. Petersburg, Florida 33716, and our telephone number is 727-576-6003.

Equipment Suppliers

   Our business is dependent upon close relationships with equipment suppliers and our ability to purchase products from these suppliers on competitive terms. See "Equipment and Software Products" below. We have relationships with Canon, Heidelberg, Nexpress, Ricoh and Toshiba for these companies to manufacture equipment, parts, supplies and software for resale by us in the United States, Canada, South America, Europe and Australia. Sales of the products manufactured by these suppliers represented over 85% of total retail equipment sales in fiscal year 2001. We also rely on our equipment suppliers for related parts and supplies.

Equipment and Software Products

   Our primary products include state-of-the-art digital and color photocopiers, high-volume printing systems, software for copying and printing systems, and parts and supplies. The photocopy industry is often classified into the following six informal "segments ":

  . segments one and two contain the least sophisticated photocopiers which can produce up to 30 copies per minute;

  . segments three and four contain faster and more sophisticated mid-range photocopiers which can produce from 31 to 69 copies per minute; and

  . segments five and six contain the most sophisticated and fastest photocopiers in the industry which can produce from 70 to over 100 copies per minute.

   We operate in all six segments. The principal manufacturers in segments one through four are Canon, Konica, Minolta, Ricoh, Sharp and Toshiba. Segments five and six are primarily dominated by Heidelberger Druckmaschinen AG, a German manufacturer of printing systems, and Xerox Corporation.

   In July 1999, we launched worldwide distribution of the Digimaster 9110, our first high-volume digital printing system. The Digimaster 9110 is designed and manufactured through a joint venture by Heidelberg and Nexpress Solutions. In October 1999, we signed a five-year agreement with Heidelberg to distribute worldwide black and white electrophotographic equipment manufactured by Heidelberg, including the Digimaster 9110.

   Our other equipment suppliers have invested considerable resources in the research, development, and creation of digital products and have introduced new lines of digital black-and-white photocopiers and printers. We have developed and acquired the expertise necessary to support the transition to digital technology and provide training and support to our sales professionals and engineers for new digital products, which we market as our Danka Digital Solutions Center.

   Color photocopiers also represent a growing part of our industry. Color photocopiers can be used as conventional photocopiers and can be converted into color printers that will accept digital output from a computer. We are expanding the markets in which we sell color photocopiers through our relationships with Canon worldwide and Ricoh in Europe. In February 2000, we started to distribute new color photocopiers made by Toshiba which have full color, copier, printer and scanner capabilities.

   As a percentage of retail equipment sales, black-and-white digital and color products sold by us in the United States represented approximately 87% in fiscal year 2001, increasing from 53% in fiscal year 2000 and 22% in fiscal year 1999. On a worldwide basis, black-and-white digital and color products sold by us in fiscal year 2001, represented approximately 82% of our equipment sales compared to 42% in fiscal year 2000 and approximately 25% in fiscal year 1999.

   In February 2000, we introduced DankaWare which is industry and application specific software designed to co-ordinate document production by different office equipment. We have created relationships with numerous third party software and hardware providers to use our DankaWare software, including:
Electronics for Imaging, Inc., NetPaper.com, Network Printing Solutions and Alto Imaging Technologies. Our technicians install and customize software obtained from these providers to suit particular customer needs. We also sell hardware and software products manufactured by these providers which are designed to enhance our customers' document management processes.

Services

   Retail service, supplies and rentals represented 65% of our total revenue in fiscal year 2001, and 66% in fiscal years 2000 and 1999. This revenue is primarily derived from our equipment, maintenance and supply contracts. Generally, our contracts are for a minimum one-year term and are automatically renewable. Most of our maintenance contracts are based upon a per copy charge with scheduled payments.

   Revenue generated by DSI is also included in our service revenue stream. Generally, DSI's outsourcing contracts are based on three to five year terms which generally can be canceled by the customer upon 90 days notice, subject to termination charges.

Marketing, Customers and Sales Organization

   Our retail operation targets a broad range of customer groups, including:

  . small businesses;

  . large multinational companies;

  . professional firms;

  . governmental institutions; and

  . educational institutions.

   Additionally, we market photocopiers and facsimiles on a wholesale basis to a network of authorized independent dealers in Europe.

   We believe that our retail customers primarily base their purchasing decisions on:

  . price;

  . product performance and capabilities;

  . quality and reliability of post-sales service and support;

  . speed of service; and

  .availability of financing.

  We use a range of advertising and promotional activities, including:

  . print media advertising campaigns;

  . distribution of descriptive brochures and direct mail pieces; and

  . informational seminars and presentations.

   Our marketing efforts are also enhanced by national advertising campaigns by the manufacturers of the equipment that we sell and co-operation arrangements between us and those manufacturers. The co-operation arrangements with our vendors are support programs provided by the manufacturers to assist us with costs associated with promoting their products. In addition, we use our website to market our products and services. Information contained on our website does not constitute a part of this prospectus.

   Our compensation plan is designed to provide a career path for our sales representatives and the opportunity to move up from selling lower segment machines to more complex systems. It is our goal to minimize sales personnel turnover by increasing training and providing a career path. Compensation for our sales representatives consists of a base salary and a selling commission.

Leasing

   We have historically financed most of our customer purchases of equipment with leases using various funding sources. General Electric Capital Corporation funds our largest customer leasing program. In April 2000, we entered into an agreement with General Electric Capital Corporation to provide ongoing customer lease financing in the United States through March 2003. We also obtain customer lease financing from other funding sources, including for our business outside the United States. External lease financing arrangements permit us to use our capital for other business activities.

Training

   We train our employees so that there is a uniform application of our operating procedures throughout the sales network. Upon employment, our sales representatives participate in an intensive information and skills training program. After the initial training is completed, we continue to develop the skills and knowledge of our sales representatives by providing new product training, self-study computer based courses and on-going sales skills development.

   Field engineers and service technicians who are new to Danka are immediately trained and certified by us. Our service personnel are continuously trained on new technology developed by us or our equipment manufacturers. Our service training centers are certified as authorized service facilities by many of our equipment manufacturers. In addition, each field engineer carries state-of-the-art service tools, including a laptop computer loaded with technical information and diagnostic software.

   At our Digital Support Center, our network and system support engineers receive ongoing, in-house training on industry standard certifications for digital photocopiers and other equipment from some of the leading technology companies, including Microsoft, Adobe Systems, Novell and Sun Microsystems.

Competition

   Our business is highly competitive. We have competitors in all of the markets in which we operate. Besides competition from within the photocopier industry, we are also experiencing competition from other sources as a result of the development of new document processing, retention and duplication technologies. Our retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers, and wholesale clubs.

   The principal areas of competition for our retail operations include:

  .price;

  .quality and speed of post-sales service support;

  .availability of competitive products, parts and supplies;

  .speed of delivery;

  .product capability and performance; and

  .availability of financing, leasing, or rental programs.

   The principal areas of competition for our European wholesale operations include:

  .availability of competitive products;

  .price;

  .speed of delivery;

  .dealer support;

  .centralized volume buying;

  .product performance; and

  .availability of financing programs.

Employees

   As of March 31, 2001, we employed approximately 14,500 persons, of which approximately 6,300 were dedicated to service and service support. Approximately 2,700 employees were devoted to generating sales.

The remaining employees were devoted to training, management, and other administrative and support positions. During the third quarter of our 2001 fiscal year, we announced that we would be eliminating approximately 1,200 positions, representing approximately 8% of our workforce. We incurred a restructuring charge of $21.8 in the third quarter of our fiscal year 2001 in connection with the reduction. We expect the workforce reductions to be substantially completed by the second quarter of fiscal year 2002.

   Some of our non-United States employees are subject to labor agreements that, among other things, establish rates of pay and working hours.

   We consider our employee relations to be good. We believe that we provide working conditions and wages that are comparable with those of our competitors.

   We rely heavily on our senior management. If members of our senior management were to resign, our business could suffer because of the loss of their expertise and knowledge of Danka and the loss of their relationships with our major customers and suppliers. In addition, it may be difficult for us to find suitable replacements. We have entered into change of control agreements and employment agreements with our executive officers which offer incentives and benefits to our executive officers in an effort to retain them at Danka.

Trademarks and Service Marks

   We believe that our trademarks and service marks have gained recognition in the office imaging and document management industry and are important to our marketing efforts. We have registered various trademarks and service marks. In particular, we believe that the trademarks "Danka" and "Infotec" are viewed as important to our ongoing business. Our policy is to continue to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our proprietary rights. Depending on the jurisdiction, trademarks and service marks are valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic. Registrations of trademarks and service marks in the United States can generally be renewed indefinitely as long as the trademarks and service marks are in use.

Backlog

   Backlogs are not material to our business.

Special Note Regarding Forward-Looking Statements

   Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance and outlook for our businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends, the sale of DSI, the exchange offer, the refinancing of our indebtedness and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words "goal", "anticipate", "expect", "intends", "believe" and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to (i) our failure to complete any or all of the parts of the refinancing plan, including the closing of the sale of DSI, the completion of the exchange offer, closing of the new credit facility and the refinancing of our indebtedness under its credit agreement, whether within the anticipated timeframe or at all, (ii) failure of the lenders under our senior credit facility to agree to an amendment to, or waiver of, the financial covenants applicable on and after July 17, 2001, (iii) any material adverse change in financial markets or in our own position, (iv) any inability to achieve or maintain cost savings, (v) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (vi) any inability to procure, or any inability to continue to gain access to and successfully distribute new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices,
(vii) any negative impact from the loss of any of our key upper management personnel, (viii) the ultimate outcome and impact of pending lawsuits, (ix) the ultimate outcome of pending tax audits, (x) any inability to achieve minimum equipment leasing commitments under our customer financing arrangements, (xi) fluctuations in foreign currency exchange rates, and (xii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect our management's analysis only as of the date they are made. We undertake no obligation and do not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

ITEM 2. PROPERTIES

   Our general policy is to lease, rather than own, our business locations. We lease numerous properties for administration, sales and service, and distribution functions and for our retail and wholesale operations. The terms vary under the leases. Some of our leases contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, our lease agreements require us to pay our proportionate share of taxes, common area expenses, insurance, and related costs of such rental properties.

   During fiscal year 2001, we announced that we would be closing and consolidating some of our facilities. We identified 40 facilities to be closed, partially closed and/or consolidated with our other facilities. The remaining lease obligations relating to these facility closures will be terminated or subleased during fiscal year 2002. We incurred a restructuring charge of $4.3 million in fiscal year 2001 in connection with the closures.

   We own several smaller business locations, none of which are necessary to the success of our business. In the future, we may dispose of some of the properties that we own and replace them with leased properties that we believe may be more desirable or more conveniently located.

   Our management believes that the properties we occupy are, in general, suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

   On March 22, 2000, the United States District Court for the Middle District of Florida, Tampa Division entered an order dismissing a consolidated class action complaint brought against us and certain former directors and executives on June 18, 1998. The complaint alleged, principally, that we and the other defendants had issued materially false and misleading statements regarding our progress integrating Kodak's office imaging and outsourcing businesses, had engaged in improper accounting practices and that certain former officers had utilized insider information, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. We have reached a tentative settlement agreement with the plaintiff class in which we have agreed to pay $2.7 million to the plaintiffs. The full payment will be covered by insurance. A fairness hearing, at which the parties will seek the court's approval of the settlement agreement, is scheduled for August 17, 2001. It is anticipated that approval will be granted by the court.

   On or about December 11, 2000, Danka's former chief Executive officer, Larry K.Switzer, filed a demand for arbitration with the American Arbitration Association to be heard in St. Petersburg, Florida. The demand alleges that Mr. Switzer is entitled to damages for an alleged breach of his employment contract with us, an alleged breach of the amendments to his employment agreement, an alleged breach of an agreement to provide split-dollar insurance, and other and further relief. Mr. Switzer is seeking four annual payments of approximately $900,000 each for split-dollar life insurance premiums and a $1.6 million bonus payment. Management believes that the potential outcome of these proceedings will not have a material effect on our financial position, results of operations or liquidity.

   We are also subject to other legal proceedings and claims which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The following table sets forth the high and low sale price per American depositary share, or ADS, as reported by the Nasdaq National Market up to and including December 6, 2000 and by the Nasdaq SmallCap Market from December 7, 2000, and the high and low middle market quotations, which represent an average of bid and offered prices in pence, for the ordinary shares as reported on the Official List of the London Stock Exchange. Each ADS represents four ordinary shares.

                                                     U.S.
                                                  Dollars per   Pence per
                                                      ADS     Ordinary Share
                                                  ----------- --------------
                                                  High   Low   High      Low
                                                  ----- ----- -------   -------
Fiscal Year 2001:
  Quarter ended June 30, 2000.................... $6.13 $3.50      91p       64p
  Quarter ended September 30, 2000...............  4.13  1.41      67        30
  Quarter ended December 31, 2000................  1.66  0.28      30         8
  Quarter ended March 31, 2001...................  1.00  0.31      16         8
Fiscal Year 2000:
  Quarter ended June 30, 1999.................... $8.75 $4.25     131p       67p
  Quarter ended September 30, 1999............... 12.38  5.50     181        89
  Quarter ended December 31, 1999................ 14.13  8.69     207       134
  Quarter ended March 31, 2000................... 13.75  5.00     198        85

   As of March 31, 2001, 49,835,028 ADSs were held of record by 2,477 registered holders and 247,570,566 ordinary shares were held of record by 4,095 registered holders. Since some of the ADSs and ordinary shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. We most recently paid a dividend to shareholders on July 28, 1998. We are not currently permitted to pay dividends, other than payment-in-kind dividends on its participating shares, under our credit agreement. Any determination to pay cash dividends after the refinancing of the indebtedness outstanding thereunder will be made by our board of directors in light of our earnings, financial position, capital requirements, credit agreements and other such factors as our board of directors deems relevant.

   We issued 578,313 American depositary shares to Larry K. Switzer, our former chief executive officer, on January 18, 2001. The American depositary shares were issued to Mr. Switzer pursuant to an amendment to Mr. Switzer's employment agreement effective July 11, 2000. As of July 11, 2000, the American depositary shares had a value of $2,199,382. We received no net proceeds from the issuance of the American depositary shares. The issuance of the American depositary shares was exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

   The information required by this item is incorporated herein by reference to the information under the heading "Selected Consolidated Financial Data" in our annual report to shareholders for the year ended March 31, 2001. See Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report to shareholders for the year ended March 31, 2001. See Exhibit 13 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report to shareholders for the year ended March 31, 2001. See Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is incorporated herein by reference to the information under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity" and "Notes to the Consolidated Financial Statements" in our annual report to shareholders for the year ended March 31, 2001. See Exhibit 13 to this report. As is the case with any company, prior financial condition and results of operations are not necessarily indicative of future results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

Directors and Executive Officers

   In the table below is information regarding our current directors and executive officers and the current directors and executive officers of our primary operating subsidiaries. The executive officers serve at the pleasure of the respective boards of directors.

                                                                          Board Committees
                                                               --------------------------------------
                                                                                   Human   Director's
           Name              Age          Position(s)          Nominations Audit Resources  Rotation
           ----              --- ----------------------------  ----------- ----- --------- ----------
Michael B. Gifford.........   65 Chairman and Director              X       --      --        2002
P. Lang Lowrey III.........   47 Chief Executive Officer and
                                  Director                         --       --      --          --
Brian L. Merriman..........   63 President, Chief Operating
                                  Officer and Director             --       --      --        2001
Richard C. Lappin..........   56 Director                           X       --       X        2002
Richard F. Levy............   70 Director                           X        X      --        2003
J. Ernest Riddle...........   59 Director                           X        X      --        2003
James L. Singleton.........   45 Director                           X       --       X         (1)
Anthony D. Tutrone.........   36 Director                           X        X      --         (1)
C. Anthony Wainwright......   67 Director                           X       --       X        2002
Paul G. Dumond.............   45 Secretary                         --       --      --          --
F. Mark Wolfinger..........   45 Executive Vice President and
                                  Chief Financial Officer          --       --      --          --
Ricardo A. Davis...........   54 Senior Vice President and
                                  Chief Administrative
                                  Officers                         --       --      --          --
J. Michael Hawkins.........   54 President, Technical
                                  Services, Strategic
                                  Business Unit                    --       --      --          --
Ernest R. Miller...........   55 President and General
                                  Manager of DSI                   --       --      --          --
Michel Amblard.............   54 Senior Vice President of
                                  Finance, Danka
                                  International                    --       --      --          --
Kevin J. Dean..............   54 Senior Vice President of
                                  Finance, Danka Americas          --       --      --          --
Keith J. Nelsen............   37 Senior Vice President and
                                  General Counsel                  --       --      --          --
Sanjay Sood................   36 Senior Vice President of
                                  Finance and Accounting           --       --      --          --
Robert H.M. van Heyningen..   39 Finance Director,
                                  Danka International              --       --      --          --
Elmar K. Wanderer..........   47 Corporate Vice President,
                                  Danka International              --       --      --          --

--------
(1) Messrs. Singleton and Tutrone are elected by the owners of the participating shares. The directors elected by the owners of the participating shares are not subject to rotation and serve as long as the owners of the participating shares elect them.

   Michael B. Gifford. Mr. Gifford was appointed chairman of our board of directors effective March 1, 2001, upon the resignation of David Kendall. Mr. Gifford was our chief executive officer from October 2000 to February 2001. Mr. Gifford was appointed to our board of directors in September 1999. From 1983 through

1996, Mr. Gifford was group chief executive of the Rank Organization Plc, a London based leisure and entertainment conglomerate and the joint venture partner for Xerox operations outside the Americas. During that period, he served as the Rank representative on the Rank Xerox board. He was also a director of Fuji Xerox, whose operations covered the Eastern Hemisphere. Mr. Gifford also served on the board of directors of English China Clays Plc from 1992 to 1999. He is currently a director of The Gillette Company, a United States quoted global consumer products company. Effective March 1, 2001, Mr. Gifford will be appointed as our Chairman and Mr. P. Lang Lowrey III will be appointed as our chief executive officer.

   P. Lang Lowrey III. Mr. Lowrey was appointed as our chief executive officer and director effective March 1, 2001. From 2000 to February 2001, Mr. Lowrey served as chief executive officer of eMags Solutions, LLC, a worldwide data storage solutions and services company and as chairman of eMags since 1999. From 1995 to 1997, Mr. Lowrey served as chairman and chief executive officer of Anacomp, Inc., an imaging solutions and services company. From 1997 to 1998, Mr. Lowrey was chairman emeritus of Anacomp. Since 1997, Mr. Lowrey has been the managing partner of Buckhead Angels, an e-commerce venture capital group.

   Brian L. Merriman. Mr. Merriman joined us in July 1998 and was appointed to our board of directors in July 1999. Mr. Merriman was also appointed in July 1999 to serve as our president and chief operating officer worldwide and is responsible for the sales, service and marketing activity of our global operations. Before Mr. Merriman's appointment to the board of directors in July 1999, he served as president and chief operating officer of Danka Americas, including the United States, Canada and Latin America regions. From 1994 to 1998 Mr. Merriman served as senior vice president of the Electronic Imaging Division of Toshiba America Information Systems, Inc. Mr. Merriman has also held several senior level positions with Savin Corporation and Konica Business Machines USA, Inc.

   Richard C. Lappin. Mr. Lappin was appointed as a director in September 1999. Mr. Lappin has been a senior managing director at Blackstone Group since 1999. Between Blackstone Group and Farley Industries, Mr. Lappin provided consulting and personal investment services from 1998 to 1999. Before joining Blackstone, Mr. Lappin served as president of Farley Industries from 1990 to 1998, Farley Industries' operations included West Point-Pepperell, Inc., Acme Boot Company Inc., Magnus Metals, Inc., and Fruit of the Loom, Inc. He was also president and chief executive officer of Doehler-Jarvis and Southern Fastening Systems. Mr. Lappin has also held senior executive positions with Champion Spark Plug Company and RTE Corporation. Mr. Lappin currently serves as a director of American Axle, Collins & Aikman, Premcor, Inc., Haynes, and Republic Technologies.

   Richard F. Levy. Mr. Levy was appointed as a director in February 2000. Since May 1996, Mr. Levy has been a partner at Altheimer & Gray, an international law firm based in Chicago, Illinois. Before joining Altheimer & Gray, Mr. Levy was a partner with Kirkland & Ellis, an international law firm also based in Chicago, Illinois. Mr. Levy also serves as vice chairman and a director of Amalgamated Investments Company, a bank holding company. Before 1998, he was a director of Ambassador Apartments, a large apartment real estate investment trust.

   J. Ernest Riddle. Mr. Riddle was appointed as a director in January 1998. From March 1997 to July 1999, Mr. Riddle was president and chief operating officer of Norrell Services, Inc., an outsourcing information technology and staffing services company based in Atlanta, Georgia. Before joining Norrell, Mr. Riddle spent four years with Ryder System, Inc., a logistics and transportation group, primarily in marketing and sales. He was president of Ryder International from October 1995 to December 1996. Mr. Riddle also has considerable experience in the photocopier industry, having worked for Xerox Corporation from 1966 to 1992 where he held several executive positions including vice president marketing and vice president operations for the United States group, and vice president worldwide marketing operations and vice president marketing/sales director for Rank Xerox in London. Mr. Riddle serves on the board of directors of AirNet Systems, Inc, a provider of time-sensitive small package delivery services. He also serves as a trustee of Brevard College and is on the board of visitors of the University of North Carolina.

   James L. Singleton. Mr. Singleton was appointed as a director in December 1999. In 1994 Mr. Singleton formed The Cypress Group LLC, a private equity firm, and currently serves as vice chairman. Previously, Mr. Singleton was a managing director in Lehman Brothers' Merchant Banking Group. Mr. Singleton serves on the board of directors of Cinemark USA Inc., Genesis Health Ventures, William Scotsman Inc., WESCO International Inc., ClubCorp Inc., HomeRuns.Com. Inc. and LP Thiebault & Company. Mr. Singleton was designated by the owners of the participating shares as their nominee to serve on the board of directors.

   Anthony D. Tutrone. Mr. Tutrone was appointed as a director in December 1999. In 1994 Mr. Tutrone became a principal of The Cypress Group LLC. In 1998, he was made a managing director. Before joining The Cypress Group LLC, Mr. Tutrone was a member of Lehman Brothers' Merchant Banking Group. Mr. Tutrone serves on the board of directors of AMTROL Inc. and WESCO International, Inc. Mr. Tutrone was designated by the owners of the participating shares as their nominee to serve on the board of directors.

   C. Anthony Wainwright. Mr. Wainwright was appointed as a director in September 1999. Since 1997, Mr. Wainwright has served as vice chairman of McKinney & Silver, a North Carolina advertising agency and wholly-owned division of the public company MarchFIRST. From 1995 to 1997 Mr. Wainwright was the chairman of Harris Drury Cohen, a Ft. Lauderdale advertising agency. Before serving as chairman of Harris Drury Cohen, Mr. Wainwright was the chairman of Compton Partners, Saatchi & Saatchi, an international advertising agency which is a subsidiary of Cordiant PLC. Mr. Wainwright also serves as a director of six public companies including: Advanced Polymer Systems, Inc., America Woodmark Corporation, Caribiner International, Del Webb Corporation and Marketing Services Group Inc. In addition, Mr. Wainwright serves on other various private and charitable boards.

   Paul G. Dumond. Mr. Dumond has been our secretary since March 1986. He is a chartered accountant. Mr. Dumond is also the owner and director of Nautilus Management Limited, a management services company. In addition, he is a non-executive director of two publicly owned United Kingdom companies, Redbus Interhouse PLC, which provides internet web server co-location facilities, and Mid-States PLC, which distributes auto parts in the United States. Mr. Dumond was previously with Thomson McLintock, Chartered Accountants, now part of KPMG, following which he held the positions of finance manager, and later finance director, in the oil and gas industry.

   F. Mark Wolfinger. Mr. Wolfinger joined us in August 1998 and currently serves as our executive vice president and chief financial officer. Before his appointment to chief financial officer in December 1998, Mr. Wolfinger served as the president of our specialty markets divisions, including Canada, Latin America and Omnifax. Before joining us, Mr. Wolfinger served as executive vice president and chief financial officer for Hollywood Entertainment Corporation since 1997. Mr. Wolfinger also served in a variety of roles at Metromedia Restaurant Group from 1995 to 1997, before joining Hollywood Entertainment Corporation.

   Ricardo A. Davis. Mr. Davis was appointed as our senior vice president and chief administrative officer effective May 16, 200l. From March 1998 to May 2001, Mr. Davis served as our senior vice president, human resources. From September 1996 to March 1998, Mr. Davis was our director of human resources, North America. From August 1996 to September 1996, Mr. Davis served as our director of human resources, southeast division. Prior to that time, from 1986 to 1996, Mr. Davis served as human resources director and in various other capacities for Electric Fuels Corporation and Florida Power Corporation, wholly owned subsidiaries of Florida Progress Corporation.

   J. Michael Hawkins. Mr. Hawkins joined us in 1996 and currently serves as president of our technical services, strategic business unit. Before his appointment as president of our technical services, strategic business unit effective May 16, 2001, Mr. Hawkins served as senior vice president from 1998 to 2001. Mr. Hawkins served as vice president of customer service from 1996 to 1998. Before joining us, Mr. Hawkins worked at Xerox Corporation for twenty three years, most recently as national service agent manager and as a district manager of customer service.

   Ernest "Randy" Miller. Mr. Miller was appointed as president and general manager of DSI effective October 1, 1999. From 1997 to October 1, 1999, Mr. Miller served as senior vice president of Danka Office Imaging. Before joining us, Mr. Miller worked for the Professional Imaging Division of Eastman Kodak Company for twenty five years, most recently as vice president and regional business general manager for the United States and Canada region from 1991 to 1997.

   Michel Amblard. Mr. Amblard was appointed as our senior vice president and chief financial officer for Danka International effective June 1, 2001. From 1998 to June 1, 2001, Mr. Amblard served as our senior vice president and corporate controller. From September 1997 to 1998, Mr. Amblard served as our senior vice president human resources worldwide. From May 1997 to September 1997, Mr. Amblard served as project manager for our Uniting Danka. From 1996 to 1997, Mr. Amblard served as the chief financial officer of Danka International.

   Kevin J. Dean. Mr. Dean was appointed as senior vice president of finance for Danka Americas effective January 2, 1999. Prior to joining us, Mr. Dean served as vice president and chief financial officer of Simplex Grinnell, formerly known as Simplex Time Records Company, a fire detection and security system company from 1996 to 1998.

   Keith J. Nelsen. Mr. Nelsen was appointed as our senior vice president and general counsel in June 2000. From 1997 to June 2000, Mr. Nelsen served as our associate general counsel. Prior to joining us, Mr. Nelsen served as vice president and associate general counsel at Nordic Track, Inc., a manufacturer and distributor of fitness equipment, from 1995 to 1997.

   Sanjay Sood. Mr. Sood was appointed as our senior vice president of finance and accounting effective June 1, 2001. From May 2000 to June 1, 2001, Mr. Sood served as our senior vice president planning and analysis. Prior to joining us, Mr. Sood served as vice president and corporate controller, senior vice president asset management of Hollywood Entertainment from 1997 to 2000. Prior to that time, Mr. Sood served in various financial positions at Dairy Mart Convenience Stores, most recently as corporate controller, from 1989 to 1997.

   Robert H.M. van Heyningen. Mr. van Heyningen has served as finance director of Danka International since 1995. Prior to joining us, Mr. van Heyningen served as finance manager of Infotec, a distributor of photocopiers and facsimiles in Europe, since 1992.

   Elmar K. Wanderer. Mr. Wanderer has served as corporate vice president of Danka International since 1996. Prior to joining us, Mr. Wanderer worked for Infotec, a distributor of photocopiers and facsimiles in Europe for eighteen years, most recently as a general manager in the dealer and distribution business of Infotec International.

   Our articles of association set the size of our board of directors at not less than two persons. Our board of directors currently consists of nine members who serve pursuant to our articles of association.

   Two directors are elected by the owners of the participating shares: currently these are Mr. Singleton and Mr. Tutrone. The directors elected by the owners of the participating shares are elected by the affirmative vote of a majority of the votes cast at a class meeting of the owners of those shares. The quorum for the class meeting is two persons holding or representing by proxy at least one-third in nominal value of the participating shares in issue. Our articles of association provide that, subject to the following exception, the owners of the participating shares are entitled to appoint two directors so long as they hold, in aggregate, voting shares (including participating shares) that represent at least ten percent of the total voting rights. The owners of participating shares are entitled to appoint one participating share director if they own, in aggregate, voting shares representing less than ten percent but more than five percent of the total voting rights.

   The owners of the participating shares are entitled to appoint a maximum of one participating share director if:

  . the Cypress Group LLC or its affiliates transfer participating shares to a person who is not an affiliate of them without the consent of our board of directors (which consent is not to be unreasonably withheld); and

  . as a result the Cypress Group LLC and its affiliates hold in aggregate less than 50.01 percent of the participating shares in issue.

   Each committee of the board of directors must include at least one director appointed by the owners of the participating shares, except as prohibited by applicable law or regulation. The right of the owners of the participating shares to elect the participating share directors is in addition to their right to vote with other shareholders on the appointment of directors generally.

   One-third of our board of directors, excluding the directors appointed by the owners of the participating shares and directors appointed by the board since the last annual general meeting, are required to retire and are eligible for re-election at each annual general meeting. In addition, directors may be appointed by the board of directors. Directors appointed by the board of directors will hold office only until the next following annual general meeting of shareholders, when they are eligible for re-election.

   There is no understanding regarding any of our executive officers or directors or any other person pursuant to which any executive officer or director was, or is, to be elected or appointed to such position except for:

  . the directors appointed by the owners of the participating shares; and

  . change of control and employment agreements that we have entered into with Mr. Merriman, Mr. Lowrey, Mr. Gifford and Mr. Wolfinger. For additional information on these agreements, see "Executive Compensation," "Change of Control Agreements" and "Employment Agreements--Current Employees."

   No executive officer is related to any other executive officer or director.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

   The table below contains information about the annual and long-term compensation for services rendered in all capacities for the last three (3) fiscal years for our chief executive officer and our other four most highly compensated executive officers.

                           Summary Compensation Table

                                                                                 Long-Term
                                                                                Compensation
                                   Annual Compensation                             Awards
                          ------------------------------------------ ----------------------------------
        Name and          Fiscal                       Other Annual    Restricted        Number of       All Other
   Principal Position      Year  Salary  Bonus (1)     Compensation      Stock       Options/SARs (2)   Compensation
   ------------------     ------ ------- ---------     ------------- -------------- ------------------- ------------
P. Lang Lowrey III,        2001  $32,692 $     --         $   --     $    --           1,000,000/--      $ 250,000(4)
 (3)....................
 Chief Executive Officer
Michael B. Gifford,        2001  433,077       --          53,563(6)      --                --                 --
 (5)....................
 Former Chief Executive
 Officer
Larry K. Switzer, (7)...   2001  466,057       --           2,777(6) 2,199,382 (8)          --           2,334,900(9)
 Former Chief Executive    2000  800,000 1,168,000         12,083(6)      --                --              10,000(10)
 Officer                   1999  328,846   450,000          7,235(6)      --        1,000,000/1,080,000        --
Brian L. Merriman,         2001  650,000       --          10,151(6)  1,466,255(12)         --             444,100(13)
 (11)...................   2000  650,000   949,000         12,083(6)      --                --              50,245(14)
 President and Chief       1999  400,126   232,000            --          --          835,000/750,000      119,000(14)
 Operating Officer

F. Mark Wolfinger,         2001  450,000       --             --          --                --                 --
 (15)...................   2000  450,000   657,000            --          --                --               3,995(16)
 Executive Vice            1999  228,462   392,500            --          --          570,000/500,000      174,000(16)
 President and
 Chief Financial Officer

Ernest "Randy" Miller,..   2001  240,000    54,000            --          --                --               3,819(17)
 President and General     2000  237,725    91,317            --          --                --               7,540(17)
 Manager of DSI            1999  220,000    34,709                                       15,000/--          29,383(17)

Kevin J. Dean, (18).....   2001  227,000       --             --          --                --                 --
 Sr. Vice President of     2000  201,000    73,119            --          --             25,000/--          90,804(19)
 Finance for Danka         1999   35,577       --                         --             50,000/--           3,467(19)
 Americas

David P. Berg, (20).....   2001   71,539   135,416(21)        --          --                --                 --
 Executive Vice            2000  325,000   524,500            --          --                --              14,135(22)
 President and             1999  246,154   207,900            --          --          250,000/250,000        3,440(22)
 General Counsel

--------
 (1) The incentive bonuses earned for fiscal year 2001 have not been allocated at the time of filing this Form 10-K. Mr. Miller earned a non-incentive bonus of $54,000 in fiscal year 2001.
 (2) The stock options granted are to acquire either ordinary shares or American depositary shares. Each American depositary share represents four ordinary shares. All numbers shown in the above table represent American depositary shares. All options were granted at the fair market value of the ordinary shares or the American depositary shares on the date of the grant. All stock appreciation rights were granted in the form of American depositary shares.
 (3) P. Lang Lowrey III began serving as our chief executive officer effective March 1, 2001.
 (4) This amount represents payment of a signing bonus to Mr. Lowrey upon commencement of his employment.
 (5) Michael B. Gifford was appointed chairman of our board of directors effective March 1, 2001, upon resignation of David Kendall. Mr. Gifford was our chief executive officer from October 2000 to February 2001.
 (6) The amounts listed represent sums received as director fees.

 (7) Larry K. Switzer resigned as chief executive officer effective October 12, 2000. Mr. Switzer had served as an executive officer since September 1998 and as our chief executive officer since October 1998.
 (8) This amount represents the dollar value of the restricted stock award of 578,313 American depositary shares to Mr. Switzer, which award was approved by shareholders at our annual general meeting on July 12, 2000. The stock was issued to Mr. Switzer on January 18, 2001, following his resignation.
 (9) This amount includes $800,000 severance that was paid to Mr. Switzer on signing of his severance agreement; $800,000 that will be paid to Mr. Switzer in twelve monthly installments commencing on October 11, 2001, and $55,000 of medical insurance premiums for Mr. Switzer and his wife for the two year period following his resignation. Includes insurance premiums with a dollar value of benefit to Mr. Switzer of $679,900 paid by us as advances under a split-dollar term life insurance agreement on behalf of Mr. Switzer for the benefit of beneficiaries designated by Mr. Switzer. The advances are secured by an interest in the policy which has been assigned to us.
(10) This amount includes a matching contribution to our 401(k) plan of $10,000.
(11) Brian L. Merriman began serving as an executive officer in July 1998.
(12) This amount represents the dollar value of the restricted stock award of 385,542 American depositary shares to Mr. Merriman, which award was approved by shareholders at our annual general meeting on July 12, 2000. Mr. Merriman's shares will be issued in three equal installments scheduled for May 8, 2001, May 8, 2002 and May 8, 2003, subject to acceleration on the occurrence of certain events. Issuance of the May 8, 2001 installment has been temporarily delayed for United Kingdom regulatory reasons.
(13) This amount includes insurance premium with a dollar value of benefit to Mr. Merriman of $444,100 paid by us as advances under a split-dollar term life insurance agreement on behalf of Mr. Merriman for the benefit of beneficiaries designated by Mr. Merriman. The advances are secured by an interest in the policy which has been assigned to us.
(14) This amount includes relocation reimbursements of $44,995 and $119,000 for fiscal years 2000 and 1999, respectively. Fiscal year 2000 also includes a matching contribution to our 401(k) plan of $5,250.
(15) F. Mark Wolfinger began serving as an executive officer in August 1998.
(16) Fiscal year 2000 includes a matching contribution to our 401(k) plan of $3,995. Fiscal year 1999 other compensation represents relocation reimbursements.
(17) This amount includes a matching contribution to our 401(k) plan of $3,819 and $7,540 for fiscal years 2001 and 2000, respectively. These matching contributions were made with our American depositary shares and represented approximately 1,570 and 1,240 ADSs, respectively. Fiscal year 1999 includes a matching contribution to our 401(k) plan of $3,750 as well as relocation reimbursement of $25,633.
(18) Kevin J. Dean began serving as an executive officer in January 1999.
(19) The amounts listed represent relocation reimbursements.
(20) David P. Berg began serving as an executive officer in fiscal year 1999. He resigned effective June 2, 2000.
(21) This amount represents a prorated bonus payment received by Mr. Berg upon his resignation which related to his past service.
(22) The amounts listed represent our matching contributions to our 401(k) plan.

Share Option Plans

   We have options outstanding under our share option plans. The options granted are for the right to acquire ordinary shares or American depositary shares. The table below provides information concerning options issued under our share option plans to P. Lang Lowrey III. Mr. Lowrey is the only executive officer to receive a grant of options during fiscal year 2001. We did not grant any stock appreciation rights during fiscal year 2001.

                            Option Grants in Fiscal 2001
                                 Individual Grants
                         ----------------------------------
                                                                       Potential Realizable Value
                                      % of Total                         at Assumed Annual Rates
                                       Options    Exercise             of Share Price Appreciation
                          Number of   Granted to   or Base               for Option Term (2)(3)
                           Options   Employees in   Price   Expiration ---------------------------
Name                     Granted (1) Fiscal 2001  ($/share)    Date         5%           10%
----                     ----------- ------------ --------- ---------- ---------------------------
P. Lang Lowrey III......  1,000,000      89.8%      $0.69    03/01/11  $    433,937 $    1,099,682

--------
(1) The options granted are for American depositary shares.
(2) The United States dollar amounts under these columns are the result of calculations at 5% and 10% which reflect rates of potential appreciation set by the SEC. Therefore these calculations are not intended to forecast possible future appreciation, if any, of our ordinary share or ADS price. Our stock options are granted with a pence per ordinary share or United States dollar per ADS exercise price.
(3) Options vest in three equal annual installments beginning after the first anniversary date.

   The table below provides detailed information concerning aggregate share option/stock appreciation rights values at the end of fiscal year 2001 for unexercised share options/SARs held by each of the named executive officers. No share options/SARs were exercised by any named executive officer in fiscal year 2001.

              Aggregate Options/SARs Exercised In Fiscal Year 2001
                     And Fiscal Year-End Option/SAR Values

                         Number of Ordinary
                              Share or                    Number of Unexercised       Value of Unexercised
                         American Depositary                  Options/SARs          In-The-Money Options/SARs
                         Shares Acquired on   Value        at Fiscal Year-End          at Fiscal Year-End
Name                        Exercise (1)     Realized Exercisable/Unexercisable (1) Exercisable/Unexercisable
----                     ------------------- -------- ----------------------------- -------------------------
P. Lang Lowrey III......          --            --                --/1,000,000                --/--
                                                                  --/--                       --/--
Larry K. Switzer........          --            --         1,000,000/--                       --/--
                                                                  --/--                       --/--
Brian L. Merriman.......          --            --           528,333/306,667                  --/--
                                                             500,000/250,000(2)               --/--
F. Mark Wolfinger.......          --            --           356,667/213,333                  --/--
                                                             333,333/166,667(2)               --/--
Ernest "Randy" Miller...          --            --            26,000/5,000                    --/--
                                                                  --/--                       --/--
Kevin J. Dean...........          --            --            41,667/33,333                   --/--
                                                                  --/--                       --/--

--------
(1) The options granted are for ordinary shares or the ordinary share equivalent of American depositary shares. The options were granted at the fair market value underlying the ordinary shares or American depositary shares on the date of the grant. All grants in the above table are American depositary shares. Each ADS represent four ordinary shares.
(2) These amounts represent stock appreciation rights granted during fiscal year 2001.

Compensation of Directors

   We entered into an agreement with David W. Kendall with effect from his appointment as chairman on October 23, 1998. The agreement terminated on Mr. Kendall's resignation as a director on March 1, 2001. The agreement provided for annual remuneration of (Pounds)125,000 ($185,125). Effective March 1, 2001, we entered into a consulting agreement with Mr. Kendall under which Mr. Kendall is compensated (Pounds)150,000 ($222,150) per year to provide us with consulting services for our various United Kingdom matters, including financial matters, listing requirements, and strategy, and to serve as a liaison to United Kingdom investment and financial constituents.

   Each director serving as an executive officer received the equivalent of (Pounds)7,500 ($11,108) in directors' fees for fiscal year 2001 and will receive the same annual sum for fiscal year 2002.

Non-Employee, Independent (Non Executive) Directors

   Compensation payable to the non-employee directors is determined by the executive members of the board and is reviewed annually. Compensation consists of the following:

  . An annual sum of (Pounds)7,500 ($11,108). The same annual sum will be paid for fiscal year 2002.

  . If a member of a committee of the board of directors, an additional annual sum of (Pounds)22,500 ($33,323).

  . (Pounds)750 ($1,111) for each day in which a board of directors or committee meeting is attended, or (Pounds)1,000 ($1,481) if chairman of a committee, and reimbursement for expenses in connection with such attendance.

  . An allowance of (Pounds)250 ($370) for participation in each telephone conference call constituting a meeting of the board of directors or committee.

  . An allowance of (Pounds)375 ($555) for inter-continental overnight travel to meetings of the board of directors or a committee.

   James L. Singleton and Anthony D. Tutrone, the directors appointed by holders of the participating shares, have waived their entitlement to receive emoluments.

Human Resources Committee Interlocks and Insider Participation

   None of the members of our human resources committee have at any time been an executive officer. There were no human resources committee interlocks or insider participation in compensation decisions in fiscal year 2001.

Change of Control Agreements

 P. Lang Lowrey III

   In February 2001 we, Danka Office Imaging Company and Danka Holding Company entered into a change of control agreement with Mr. Lowrey that became effective March 1, 2001. Under the change of control agreement, if Mr. Lowrey's employment with Danka is terminated without cause, other than due to death or disability, or if Mr. Lowrey terminates his employment for good reason in either case within two years after a change of control, Mr. Lowrey will be entitled to receive the benefits described below. Good reason includes adverse changes in Mr. Lowrey's status or position, decrease in base salary, relocation, or our failure to continue in effect any compensation or benefit plan.

   The severance benefits to which Mr. Lowrey is entitled under the terms of the change of control agreement include:

  . a lump-sum cash payment in an amount equal to two times base salary. Base salary is the salary being earned either at the time of the change of control, or at the time of the termination of Mr. Lowrey's employment, whichever is greater;