Form 10-K405/A
period 2001-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2001-06-27
CIK 894010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                                       98-0052869
           England and Wales              (I.R.S. employer identification no.)
    (State of other jurisdiction of
     incorporation or organization)

             Masters House                      11201 Danka Circle North
          107 Hammersmith Road               St. Petersburg, Florida 33716
         London W14 0QH England


          (Address of principal executive offices, including zip code) Registrant's telephone number, including area code: 011 44 207 603 1515 in the
                                 United Kingdom
                      (727) 576-6003 in the United States

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                Explanatory Note

   This Amendment on Form 10-K/A to Danka Business Systems PLC's Annual Report on Form 10-K for the year ended March 31, 2001 is being filed to amend Item 1 of the Annual Report, to include Items 11, 12, 13, 14, the Independent Auditors' Report, Schedule II and the signature page, which were inadvertently excluded from the Form 10-K previously electronically filed on EGDAR, and to include audited guarantor/non-guarantor financial statements in Exhibit 13 to the Annual Report, which financial statements were previously included in Danka Business Systems PLC's Current Report on Form 8-K dated June 15, 2001.

                           DANKA BUSINESS SYSTEMS PLC

                               Amendment No. 1 to

                          Annual Report on Form 10-K/A

                                 March 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 Item 1.  Business......................................................     4
 Item 2.  Properties....................................................     9
 Item 3.  Legal Proceedings.............................................     9
 Item 4.  Submission of Matters to a Vote of Security Holders...........    10

                                    PART II

          Market Price for Registrant's Common Equity and Related
 Item 5.  Shareholder Matters...........................................    10
 Item 6.  Selected Financial Data.......................................    11
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................    11
 Item 7A. Quantitative and Qualitative Disclosure about Market Risk.....    11
 Item 8.  Financial Statements and Supplementary Data...................    11
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................    11

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    12
 Item 11. Executive Compensation........................................    17
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    29
 Item 13. Certain Relationships and Related Transactions................    31

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    32

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

   Revenue generated by DSI is also included in our service revenue stream. Revenue generated by DSI represented approximately $277.4 million or 13.4% of our total revenue in fiscal year 2001. Generally, DSI's outsourcing contracts are based on three to five year terms which generally can be canceled by the customer upon 90 days notice, subject to termination charges.

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

  . availability of financing.

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

Special Note Regarding Forward-Looking Statements

   Certain statements contained in this Form 10-K, or otherwise made by our officers, including statements related to our future performance and outlook for our businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends, the sale of DSI, the exchange offer, the refinancing of our indebtedness and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words "goal", "anticipate", "expect", "intends", "believe" and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. The safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995 does not apply to statements made in connection with our exchange offer for our 6.75% convertible subordinated notes due April 1, 2002 described in Exhibit 13 to this report. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to (i) our failure to complete any or all of the parts of the refinancing plan, including the closing of the sale of DSI, the completion of the exchange offer, closing of the new credit facility and the refinancing of our indebtedness under its credit agreement, whether within the anticipated timeframe or at all, (ii) failure of the lenders under our senior credit facility to agree to an amendment to, or waiver of, the financial covenants applicable on and after July 17, 2001, (iii) any material adverse change in financial markets or in our own position, (iv) any inability to achieve or maintain cost savings, (v) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by competitors,
(vi) any inability to procure, or any inability to continue to gain access to and successfully distribute new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (vii) any negative impact from the loss of any of our key upper management personnel, (viii) the ultimate outcome and impact of pending lawsuits, (ix) the ultimate outcome of pending tax audits, (x) any inability to achieve minimum equipment leasing commitments under our customer financing arrangements, (xi) fluctuations in foreign currency exchange rates, and (xii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission.

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

  . a pro rata annual bonus for the fiscal year of termination calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at the level equal to the performance achieved through the date of termination or, if greater, the pro rata amount of any performance bonus that Mr. Lowrey is guaranteed to receive for the fiscal year;

  . an amount equal to two times the annual bonus for the fiscal year of termination calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at the level equal to the performance achieved through the date of termination or, if greater, any performance bonus that Mr. Lowrey is guaranteed to receive for that fiscal year;

  . continued coverage under our welfare plans for up to 12 months; and

  . the immediate vesting and exercisability of Mr. Lowrey's stock options for three years after termination of Mr. Lowrey's employment.

   If the severance benefits are paid in connection with a change of control, the change of control agreement provides that Mr. Lowrey will be reimbursed for any federal excise taxes imposed on payments that constitute excess golden parachute payments.

   A change of control occurs for the purposes of the change of control agreement if:

  . any person or group unaffiliated with us acquires securities representing more than 30 percent of our shareholder voting power;

  . a merger or consolidation involving us is consummated and results in less than 50 percent of the outstanding voting securities of the surviving or resulting entity being owned by our then existing stockholders;

  . we sell substantially all of our assets, or substantially all of the assets of Danka Holding Company, to a person or entity which is not our wholly-owned subsidiary or any of our affiliates; or

  . during any period of two consecutive years, individuals who, at the beginning of such period, constituted our board of directors cease to constitute at least a majority of our board of directors, unless the election or nomination for election for each new director was approved by the vote of at least two-thirds of the directors then still in office who were directors at the beginning of such two-year period.

   The change of control agreement will remain in effect until the time Mr. Lowrey's employment is terminated in circumstances which do not entitle Mr. Lowrey to severance payments under the change of control agreement. However, if a change of control occurs, the change of control agreement will not expire until all of our obligations to Mr. Lowrey under the change of control agreement have been satisfied in full.

 Messrs. Merriman, Switzer, Wolfinger, Berg and Miller

   In November 1998, we and Danka Office Imaging Company entered into change of control agreements with Brian L. Merriman, Larry K. Switzer, F. Mark Wolfinger and David P. Berg. Mr. Switzer and Mr. Berg resigned in October 2000 and June 2000, respectively. In February 2001, we and Danka Office Imaging Company entered into a change of control agreement with Ernest R. Miller.

   Under each change of control agreement, if the relevant executive's employment with Danka is or was terminated without cause, other than due to death, disability, or retirement, or the executive terminates his employment for good reason in either case within two years after a change of control, the relevant executive will be or would have been entitled to receive the benefits described below. Good reason includes adverse changes in an executive's status or position, decrease in base salary, relocation, or our failure to continue in effect any compensation or benefit plan.

   The severance benefits to which Messrs. Merriman Wolfinger, and Miller are entitled, and Messrs. Switzer and Berg were entitled, under the terms of the respective change of control agreement include:

  . a lump-sum cash payment, in an amount equal to three times base salary for Mr. Merriman, two times base salary for Messrs. Switzer, Wolfinger and Berg and one time base salary for Mr. Miller. Base salary is the salary being earned either at the time of the change of control, or at the time of the termination of the executive's employment, whichever is greater;

  . a pro rata annual bonus for the fiscal year of termination calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at the level equal to the performance achieved through the date of termination or, if greater, the pro rata amount of any performance bonus that the relevant executive is guaranteed to receive for the fiscal year;

  . an amount equal to three times, in the case of Mr. Merriman, two times, in the case of Messrs. Switzer, Wolfinger and Berg, and one time, in the case of Mr. Miller the annual bonus for the fiscal year of termination calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at the level equal the performance achieved through the date of termination or, if greater, any performance bonus that the relevant executive is guaranteed to receive for that fiscal year;

  . continued coverage under our welfare plans for up to 24 months in the case of Messrs. Merriman, Switzer, Wolfinger and Berg; and 12 months in the case of Mr. Miller; and

  . the immediate vesting and exercisability of the respective executive's stock options for three years after termination of the executive's employment.

   The change of control agreements provide that Messrs. Merriman, Wolfinger and Miller will be reimbursed, and Messrs. Switzer and Berg would have been reimbursed, for any federal excise taxes imposed on payments that constitute excess "golden parachute payments."

   A change of control occurs for the purposes of the change of control agreements if:

  . any person or group unaffiliated with us acquires securities representing more than 30 percent of our shareholder voting power;

  . a merger or consolidation involving us is consummated and results in less than 50 percent of the outstanding voting securities of the surviving or resulting entity being owned by our then existing stockholders;

  . we sell substantially all of our assets, or substantially all of the assets of Danka Holding Company, to a person or entity which is not our wholly-owned subsidiary or any of our affiliates;

  . during any period of two consecutive years, individuals who, at the beginning of such period, constituted our board of directors cease to constitute at least a majority of our board of directors, unless the election or nomination for election for each new director was approved by the vote of at least two-thirds of the directors then still in office who were directors at the beginning of such two-year period; and

  . in the case of Mr. Miller, a sale is consummated no later than December
    31, 2001 of substantially all of the assets of the Danka Services International division to a person or entity which is not a wholly owned subsidiary of Danka Business Systems or any of its affiliates.

   Each change of control agreement will remain in effect until the time Mr. Merriman, Mr. Wolfinger or Mr. Miller, respectively, is terminated in circumstances which do not entitle Mr. Merriman, Mr. Wolfinger or Mr. Miller, respectively, to severance payments under their respective change of control agreement. However, if a change of control occurs the change of control agreement will not expire earlier than two years after the effective date of the change of control. The change of control agreements for Messrs. Switzer and Berg terminated when they left Danka.

Employment Agreements--Current Employees

 Michael B. Gifford

   Effective March 1, 2001, Michael B. Gifford became the chairman of our board of directors. Mr. Gifford entered into an employment agreement effective March 1, 2001 which provides that, as chairman, Mr. Gifford will be entitled to receive:

  . an annual base salary of not less than $200,000;

  . medical insurance coverage for himself and his spouse; and

  . reimbursement for all reasonable, ordinary and necessary expenses in connection with Mr. Gifford's employment.

   Mr. Gifford may terminate the agreement upon 30 days' written notice. We may terminate the agreement with or without cause upon 30 days' written notice to Mr. Gifford of resolution of our board of directors authorizing termination. Mr. Gifford is not entitled to receive any compensation or other benefits upon termination of the agreement. Following termination of the agreement, if Mr. Gifford remains as a non-executive director, he will be entitled to receive the same compensation as we pay to our other non-executive directors. Mr. Gifford is required to comply with worldwide non-compete provisions for two years following termination of employment.

 P. Lang Lowrey III

   P. Lang Lowrey III became our chief executive officer and a director effective March 1, 2001.

   In February, 2001, we and Danka Office Imaging Company and Danka Holding Company entered into an employment agreement with Mr. Lowrey. The employment agreement provides that in exchange for his services as our chief executive officer effective March 1, 2001, Mr. Lowrey is entitled to receive:

  . an annual base salary of not less than $500,000;

  . an annual target bonus based on individual and corporate performance of up to 100% of Mr. Lowrey's base salary;

  . an additional bonus based on specified corporate objectives of up to 100% of his base salary; and

  . a signing bonus of $250,000.

   Each year the compensation committee of our board of directors sets incentives for our executives. This process includes a yearly allocation of stock option grants. There is no range in which the grant must fall, but rather, the grants are based on merit, our success and market requirements. As our chief executive officer, Mr. Lowrey will expect to receive a number of stock options consistent with our board's evaluation of the factors described above. Effective March 1, 2001, Mr. Lowrey received a stock option grant of 1 million American depositary shares in connection with commencing employment that will vest in accordance with our stock option plan.

   Mr. Lowrey is entitled to receive benefits under our standard relocation plan. In addition, Mr. Lowrey will be reimbursed up to $8,000 per month on an after tax basis for temporary living and travel expenses associated with his relocation for twelve months beginning March 1, 2001.

   Mr. Lowrey's employment is terminable by either party upon 30 days' written notice, if without cause. In the event that Mr. Lowrey's employment is terminated other than by reason of his death or by us for cause, we will be required to provide Mr. Lowrey:

  . $1 million, payable over twelve months in standard bi-weekly payments;
    and

  . a proportionate amount of any performance bonus that would have been payable for the fiscal year in which termination occurs.

   We will continue to provide Mr. Lowrey and his family with health insurance benefits for two years after the termination date. All stock options received by Mr. Lowrey will become immediately exercisable on termination of his employment and will remain exercisable for two years.

   Mr. Lowrey is required to comply with worldwide non-compete provisions for two years following termination of employment and has agreed to standard confidentiality terms. In addition, any invention, improvement, design, development or discovery conceived, developed, invented or made by Mr. Lowrey during his employment will be our exclusive property.

 Brian L. Merriman

   In September 1999, we entered into an amended and restated employment agreement with Brian L. Merriman. The employment agreement provides that in exchange for his services as our president and chief operating officer, Mr. Merriman will be entitled to receive:

  . an annual base salary of not less than $650,000;

  . an annual target bonus based on individual and corporate performance of up to 100 percent of Mr. Merriman's base salary;

  . eligibility for additional bonuses based on meeting or exceeding maximum levels of performance of up to 60 percent of Mr. Merriman's base salary;

  . a company car;

  . airline club membership; and

  . up to $15,000 annually in premiums for life insurance policies.

   Mr. Merriman's employment agreement provides that he will be granted stock options during his employment period on an equitable basis consistent with his position. The employment agreement provides for vesting of options on an accelerated basis on termination of Mr. Merriman's employment period, death or permanent disability or on termination of employment other than for cause.

   Mr. Merriman's employment agreement expires on August 31, 2002 and is otherwise terminable on one year's notice by us or Mr. Merriman. In the event that Mr. Merriman's employment is terminated other than by reason of his death or by us for cause, we must pay Mr. Merriman:

  . two full years of his then-current base salary, which is payable one-half in a lump sum and one-half in twelve equal monthly payments;

  . an amount equal to 1.6 times the annual target bonus of 100 percent of his base salary for the fiscal year in which termination occurs if the relevant financial performance targets are deemed satisfied at the budgeted largest level for that year, which is payable one-half in a lump sum and one-half in twelve equal monthly payments; and

  . a proportionate amount of any performance bonus that would have been payable for the fiscal year in which termination occurs, which is payable after the end of the fiscal year to which it relates.

   We will also continue to provide Mr. Merriman and his wife's medical and other health insurance benefits for up to twenty-four months after the termination date but no later that the earlier of August 31, 2002, or the date on which he obtains comparable benefits from a new employer.

   Mr. Merriman is required to comply with worldwide non-compete provisions for two years following termination of employment.

   At our annual general meeting on July 12, 2000, the shareholders approved a proposal to amend Mr. Merriman's employment agreement to provide for the issue to Mr. Merriman of 385,542 American depositary shares, being the number of American depositary shares with an aggregate closing market value as of May 8, 2000 as close as possible to $2 million. Mr. Merriman's American depositary shares will be issued in three equal installments on May 8, 2001, May 8, 2002 and May 8, 2003, subject to acceleration on the occurrence of the events set out below. Issuance of each installment is conditional on Mr. Merriman remaining employed by us on the relevant issue date. Our human resources committee may determine that Mr. Merriman receive up to 40 percent of any installment in cash instead of American depositary shares, the cash amount being calculated by reference to the closing market price of our American depositary shares on the dealing day last preceding the relevant issuance date. The issuance to Mr. Merriman of the May 8, 2001 installment of ADSs has been delayed because our share dealing code, which we are required to observe under the United Kingdom Listing Rules, prohibits us from issuing shares to our directors and senior employees during "prohibited periods," which are periods during which unpublished price sensitive information about us may exist. We plan to issue the relevant ADSs to Mr. Merriman as soon as we are permitted to do so.

   Mr. Merriman's entitlement to issuance of the American depositary shares will accelerate on the occurrence of the following events:

  . death or permanent disability;

  . voluntary termination of employment by Mr. Merriman for good reason;

  . if we terminate Mr. Merriman's employment other than for cause; or

  . a change of control event affecting us, as determined by Mr. Merriman's existing change of control agreement.

   In addition, the number of American depositary shares that are issuable under the arrangement will be subject to adjustment to protect against dilution in certain circumstances. The American depositary shares will be issued to Mr. Merriman for no monetary consideration.

   Danka Office Imaging Company has entered into a split-dollar insurance agreement with Mr. Merriman under which Danka Office Imaging Company has agreed to advance premiums totaling approximately $3 million for a split-dollar life insurance policy in respect of Mr. Merriman. Only the first premium installment has been paid.

 F. Mark Wolfinger

   In July 2000, we entered into an amended and restated employment agreement with F. Mark Wolfinger. The employment agreement provides that in exchange for his services as our executive vice president and chief financial officer, Mr. Wolfinger will be entitled to receive:

  . an annual base salary of $450,000;

  . an annual target bonus based on individual and corporate performance of up to 100% of then-current base salary;

  . life insurance premiums up to $10,000 annually;

  . a company car;

  . airline club membership; and

  . a grant of stock options on an equitable basis consistent with Mr.
    Wolfinger's position.

   The term of Mr. Wolfinger's employment agreement expires in July 2003. In addition, Mr. Wolfinger's employment agreement may be terminated by us or Mr. Wolfinger upon thirty days' written notice. If Mr. Wolfinger's employment is involuntarily terminated, other than by reason of death or for cause, we will be obligated to provide Mr. Wolfinger with the following severance compensation:

  . termination payments, in an amount equal to the sum of two full years of his annual base salary, plus twice the annual target bonus;

  . a pro rata annual bonus for the year of such involuntary termination;

  . medical, hospitalization, life and other insurance benefits for Mr.
    Wolfinger and his wife for up to two years after the date of termination;

  . immediate vesting of stock options with a three year exercise period; and

  . other vested benefits payable to him under the terms of any deferred compensation, retirement, incentive or other benefit plan maintained by us.

   These severance benefits are paid one half by a lump sum payment and the remainder will be paid to Mr. Wolfinger in a series of twelve monthly payments. Mr. Wolfinger is required to comply with non-compete and confidentiality provisions for two years following termination of employment.

Employment Agreements--Former Employees

 Larry K. Switzer

   Mr. Switzer resigned as our chief executive officer effective October 12, 2000.

   In September 1999, we entered into an amended and restated employment agreement with Larry K. Switzer. The employment agreement provided that in exchange for his services as our chief executive officer, Mr. Switzer was entitled to receive:

  . an annual base salary of not less than $800,000;

  . an annual target bonus based on individual and corporate performance of up to 100 percent of Mr. Switzer's base salary;

  . eligibility for additional bonuses based on meeting or exceeding maximum levels of performance of up to 100 percent of Mr. Switzer's base salary;

  . a company car;

  . airline club memberships; and

  . up to $15,000 annually in premiums for life insurance policies.

   Mr. Switzer's employment agreement provided that he would be granted stock options during his employment period on an equitable basis consistent with his position. The employment agreement provided for vesting of options on an accelerated basis on termination of Mr. Switzer's employment period, death or permanent disability or on termination of employment other than for cause.

   Mr. Switzer's employment agreement would have expired on August 31, 2002 and was otherwise terminable on one year's notice by us or Mr. Switzer. In the event that Mr. Switzer's employment was terminated other than by reason of his death or by us for cause, we would have been required to pay Mr. Switzer:

  . two full years of his then-current base salary, which is payable one-half in a lump sum and one-half in twelve equal monthly payments;

  . an amount equal to two times the annual target bonus of 100 percent of his base salary for the fiscal year in which termination occurs if the relevant financial performance targets are deemed satisfied for that year, which is payable one-half in a lump sum and one-half in twelve equal monthly payments; and

  . a proportionate amount of any performance bonus that would have been payable for the fiscal year in which termination occurs, which is payable after the end of the fiscal year to which it relates.

   We also would have been required to continue to provide Mr. Switzer and his wife's medical and other insurance benefits for up to twenty-four months after the termination date, but no later than the earlier of August 31, 2002, or the date on which he obtains comparable benefits from a new employer.

   Mr. Switzer is required to comply with worldwide non-compete provisions for two years following termination of employment.

   At our annual general meeting on July 12, 2000, the shareholders approved a proposal to amend Mr. Switzer's employment agreement to provide for the issue to Mr. Switzer of 578,313 American depositary shares, being the number of American depositary shares with an aggregate closing market value as of May 8, 2000 as close as possible to $3 million.

   We entered into a severance agreement with Mr. Switzer on October 11, 2000. The principal terms of the severance agreement are as follows:

  . We paid Mr. Switzer $800,000 on signing of the severance agreement.

  . We will pay Mr. Switzer an additional $800,000 in twelve monthly installments commencing on October 11, 2001.

  . We issued 578,313 American depositary shares to Mr. Switzer.

  . We vested Mr. Switzer's outstanding stock options.

  . We will pay Mr. Switzer's and his wife's medical insurance premiums until October 10, 2002.

   Mr. Switzer has commenced arbitration proceedings against us regarding certain matters arising from his resignation. See "Legal Proceedings."

 David P. Berg

   Mr. Berg resigned as our executive vice president and general counsel effective June 2, 2000. Mr. Berg did not receive any severance payments upon his termination. However, he did receive a prorated bonus payment with respect to his past service of $134,416.

   In July 1998, we entered into an employment agreement with David P. Berg and modified the employment agreement in February 1999. As modified, the employment agreement provided that in exchange for his services as our executive vice president and general counsel, Mr. Berg was entitled to receive:

  . an annual base salary of $325,000;

  . an annual target bonus based on individual and corporate performance of up to 100% of then-current base salary;

  . eligibility for an additional "stretch" bonus based on specified corporate objectives of up to 35% of his base compensation;

  . a company car;

  . airline club membership;

  . a grant of options over 40,000 ordinary shares, equivalent to 10,000
    American depositary shares, on commencement of employment; and

  . the options have a term of ten years and were exercisable in three equal tranches. Options with respect to the first one-third tranche became exercisable on June 4, 1999 and the second one-third tranche of options became exercisable on February 19, 2000. The third tranche of options would have been exercised on the first to occur of either the third anniversary of the date of grant or the date on which the price of our American depositary shares exceeds $20.00, but in any event not before the second anniversary of the date of grant.

   The modified employment agreement also provided stock appreciation rights to Mr. Berg in an amount equal to the product of:

  . the 250,000 American depositary shares; and

  . the lesser of (a) $2.00, and (b) the excess over $4.3125 of the price of an ADS, with the value of the stock appreciation rights to be calculated and paid at such times as and in such proportions as Mr. Berg exercises his options for the 250,000 American depositary shares referred to above. For example, if Mr. Berg exercised options with respect to 50,000 American depositary shares, 10% of his 500,000 options for American depositary shares, then 10% of the value of his stock appreciation rights would have been calculated and paid at the time of the option exercise.

   The term of Mr. Berg's employment agreement expired on July 27, 1999, with automatic renewal for one year terms. If Mr. Berg's employment was terminated, other than by reason of death or for cause, we would have been required to continue to pay Mr. Berg his then-current base salary and continue his benefits for:

  . the remainder of the initial term of his employment agreement, if he is terminated during the initial term of his employment agreement; or

  . twelve months, if he is terminated after the initial term of his employment agreement.

   These severance benefits would be paid in one lump sum and were subject to a minimum payment of not less than the aggregate of twelve months' base compensation and the annual target bonus. Mr. Berg is required to comply with non-compete and confidentiality provisions for one year following termination of employment.

Severance Agreement

   On January 14, 2000 we and Danka Office Imaging Company entered into a severance agreement with Ernest R. Miller. The severance agreement will take effect in any of the following circumstances:

  .  if we terminate Mr. Miller without cause;

  . if we reassign Mr. Miller to a position which reduces his base salary by 20% or more; or

  . if we reassign Mr. Miller to a work location that is more than fifty miles from his then-current work location.

   If Mr. Miller's employment is terminated in any of these circumstances, we will pay Mr. Miller $14,679.23 bi-weekly for twelve months as full compensation for all claims that Mr. Miller may have against us regarding his employment and its termination, including claims for attorneys' fees and costs.

   In return for these payments, Mr. Miller must not compete with our business or solicit any of our employees or customers and must keep information about our business confidential.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

Security Ownership of Management and Others

   The following table sets forth, as of May 31, 2001, information as to the beneficial ownership of our ordinary shares by:

  . each person known to us as having beneficial ownership of more than five percent (5%) of our equity securities;

  .   each director;

  . each "named executive officer" as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934; and

  .   all of our directors and executive officers as a group.

                                                Shares Beneficially Owned
                                                 As of May 31, 2001 (2)
                                           -----------------------------------
                                            Number of
                                            Ordinary      ADS
       Name of Beneficial Owner (1)        Shares (12) Equivalent Percent (12)
       ----------------------------        ----------- ---------- ------------
Holdings of greater than 5 percent
Cypress Associates II LLC (3)............. 70,652,079  17,663,020     22.2%
Prudential Corporation plc (4)............ 20,380,876   5,095,219      8.0%

Holdings by Directors, Named Executive
 Officers and all Directors and Executive
 Officers as a Group
P. Lang Lowrey III........................         --          --        *
Brian L. Merriman (5).....................  2,762,855     690,714        *
Michael B. Gifford........................      8,000       2,000        *
Richard C. Lappin.........................     10,000       2,500        *
Richard F. Levy...........................     40,000      10,000        *
J. Ernest Riddle..........................     20,000       5,000        *
James L. Singleton (6).................... 70,652,079  17,663,020     22.2%
Anthony D. Tutrone........................         --          --        *
C. Anthony Wainwright.....................      4,000       1,000        *
F. Mark Wolfinger (7).....................  1,521,624     380,406        *
Kevin J. Dean (8).........................    189,413      47,353        *
Ernest R. Miller (9)......................    116,108      29,027        *
Larry K. Switzer (10).....................  6,357,364   1,589,341      2.5%
David P. Berg (11)........................      6,680       1,670        *
All directors and executive officers as a
 group (20 persons)....................... 76,355,380  19,088,845     24.5%

--------
 (*) Represents less than one percent (1%) of the share capital.
 (1) Except for Messrs. Wolfinger, Dean, Miller, Switzer, and Berg, all of the listed individuals are currently directors. Messrs. Lowrey, Merriman, Wolfinger, Dean and Miller are executive officers.
 (2) Except as otherwise indicated, all ordinary shares of American depositary shares are held of record with sole voting and investment power.
 (3) Consists of:
   . 208,234 convertible participating shares which are convertible into 67,149,709 ordinary shares, beneficially owned by Cypress Merchant Banking Partners II L.P.;
   . 8,852 convertible participating shares which are convertible into 2,854,525 ordinary shares, beneficially owned by Cypress Merchant Banking II C.V.; and

   . 2,009 convertible participating shares which are convertible into 647,847 ordinary shares, beneficially owned by 55th Street Partners II L.P., Cypress Associates II LLC, as well as James A. Stern, Jeffrey P. Hughes, James L. Singleton and David P. Spalding (each a "Managing Member" of Cypress Associates II LLC), may be deemed to beneficially own these shares.
   However, each of Cypress Associates II LLC and each Managing Member disclaims beneficial ownership. The share and percentage ownership figures are calculated at the conversion rate as of May 31, 2001 of 322.472 ordinary shares for each convertible participating share. The principal business and office address of Cypress Associates II LLC and the Managing Members is 65 East 55th Street, New York, NY 10022.
 (4) Consists of :
   . 19,718 convertible participating shares which are convertible into 6,358,510 ordinary shares, beneficially owned by Prudential Assurance Company Limited, a subsidiary of Prudential Corporation plc; and
   . 14,022,366 ordinary shares currently held by Prudential Corporation plc.
 (5) Includes options held by Mr. Merriman to purchase 556,667 American depositary shares, equivalent to 2,226,668 ordinary shares, all of which are currently exercisable. Also includes an entitlement to receive 128,514 American depositary shares, equivalent to 514,056 ordinary shares, on May 8, 2001. These securities had not yet been issued to Mr. Merriman as of May 31, 2001, due to United Kingdom regulatory reasons.
 (6) Includes 70,652,079 ordinary shares beneficially owned by affiliates of Cypress Associates II LLC. Mr. Singleton is Vice Chairman of The Cypress Group LLC. See note 3 above. Mr. Singleton disclaims beneficial ownership of such shares.
 (7) Includes options held by Mr. Wolfinger to purchase 380,000 American depositary shares, equivalent to 1,520,000 ordinary shares, all of which are currently exercisable.
 (8) Includes options held by Mr. Dean to purchase 41,667 American depositary shares, equivalent to 166,667 ordinary shares, all of which are currently exercisable. Also includes 2,747 ordinary shares that Mr. Dean has the right to acquire on conversion of $20,000 in principal amount of 6.75% convertible subordinated notes owned by Mr. Dean.
 (9) Includes options held by Mr. Miller to purchase 26,000 American depositary shares, equivalent of 104,000 ordinary shares, all of which are currently exercisable.
(10) Mr. Switzer resigned as a director and as chief executive officer effective October 12, 2000. The disclosure of Mr. Switzer's stock ownership is based on the most recent information known to us.
(11) Mr. Berg resigned as an executive officer effective June 2, 2000. The disclosure of Mr. Berg's stock ownership is based on the most recent information known to us.
(12) At May 31, 2001 a total of 247,570,566 ordinary shares were outstanding. Pursuant to the rules of the Securities and Exchange Commission, ordinary shares or American depositary shares that a person has a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options or the conversion of our convertible participating shares or the convertible subordinated notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

   On May 31, 2001, The Bank of New York, as depositary for our American depositary share program, held 198,631,751 ordinary shares representing 80.2% of the ordinary shares in issue.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The following information briefly describes certain relationships and transactions between us and affiliated parties. Our management believes that these relationships and transactions have been established on terms no less favorable to us than the terms that could have been obtained from unaffiliated parties. These relationships and transactions have been approved by a majority of our independent outside directors and, since its creation, our audit committee.

   Future relationships and transactions, if any, with affiliated parties will be approved by a majority of our independent outside directors and our audit committee and will be on terms no less favorable to us than those that could be obtained from unaffiliated parties.

   Richard F. Levy, a member of the board of directors, is a partner at the international law firm of Altheimer & Gray. Altheimer & Gray has served as our outside counsel from fiscal years 1998 to 2001.

   J. Ernest Riddle, a member of the board of directors, had a consulting agreement with us during the year 2000 under which Mr. Riddle was compensated approximately $145,000 to provide us with consulting services, including consulting services related to our e-business strategy and strategic positioning of DSI.

   David W. Kendall, a former member of the board of directors, had an agreement with us under which Mr. Kendall was compensated (Pounds)125,000 per year for his services as chairman of the board of directors. This agreement commenced on October 23, 1998 and terminated on March 1, 2001, when Mr. Kendall resigned as our chairman and a director. Effective March 1, 2001, we entered into a consulting agreement with Mr. Kendall under which Mr. Kendall is compensated (Pounds)150,000 per year to provide us with consulting services for various United Kingdom matters, including financial matters, listing requirements, and strategy, and to serve as a liaison to United Kingdom investment and financial constituents.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. The following financial statements of the registrant included in part II, item 8, of this report are incorporated herein by reference as described in item 8:

       Consolidated Statements of Operations--years ended March 31, 2001, 2000 and 1999
       Consolidated Balance Sheets--March 31, 2001 and 2000
       Consolidated Statements of Cash Flows--years ended March 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders' Equity (Deficit)--years ended March
            31, 2001, 2000 and 1999
       Notes to the Consolidated Financial Statements--years ended March 31, 2001, 2000 and 1999
       Independent Auditors' Report

     2. The following financial statement schedules of the registrant are included in item 14(d):

       Independent Auditors' Report

       II--Valuation and Qualifying Accounts

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

     3. Exhibit index:

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  2.1*   Asset Purchase Agreement between Eastman Kodak Company and Danka
         Business Systems PLC dated as of September 6, 1996, including Exhibit
         5.19 (a) which is the form of Amended and Restated Supply Agreement.
         (Exhibit 2.1 to the Company's Form 8-K dated November 14, 1996.)

  2.2*   Amendment No. 1 to Asset Purchase Agreement between Eastman Kodak
         Company and Danka Business Systems PLC dated December 20, 1996.
         (Excluding schedules and similar attachments). (Exhibit 2.2 to the Company's Form 8-K dated January 15, 1997.)

  3.1*   Memorandum of Association of the Company. (Exhibit 3.1 of Company's
         Registration Statement on Form 20-F, No. 0-20828, filed on November
         10, 1992.)

  3.2*   Articles of Association of the Company. (Exhibit 4.2 to the Company's
         Form 10-Q December 31, 1999 dated February 11, 2000.)

  4.1*   Memorandum of Association of the Company, including paragraphs 5 and
         6. (Exhibit 2.1 to the 1992 Registration Statement on Form 20-F, No.
         0-020828, filed November 10, 1992.)

  4.2* Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members. (Exhibit 4.2 to the
         Company's Form 10-Q December 31, 1999 dated February 11, 2000.)

  4.3*   Form of Ordinary Share certificate. (Exhibit 4.3 of Company's
         Registration Statement on Form S-1, No. 33-68278, filed on October 8,
         1993.)

  4.4*   Form of American Depositary Receipt. (Exhibit 4.4 to the Registration
         Statement on Form S-1, No. 33-68278, filed on October 8, 1993.)

  4.5*   Deposit Agreement dated June 25, 1992, Amendment No. 1 dated February
         26, 1993 and Amendment No. 2 dated July 2, 1993 (Exhibit 4.9 to the
         Registration Statement on Form S-1, No. 33-68278, filed on October 8,
         1993) and Amendment No. 3 dated August 16, 1994 between The Bank of
         New York, Company and Owners and Holders of American Depositary
         Receipts.

  4.6*   Indenture dated March 13, 1995 between the Company and The Bank of New
         York, as Trustee. (Exhibit 2 to the Company's Form 8-K dated March 21,
         1995.)

  4.7* Deposit and Custody Agreement dated March 13, 1995, between The Bank of New York as Depositary and the Company. (Exhibit 3 to the Company's
         Form 8-K dated March 21, 1995.)

  4.8*   Registration Rights Agreement dated as of March 13, 1995 relating to
         $175,000,000 in Aggregate Principal Amount of 6.75% Convertible
         Subordinated Notes Due 2002 by and among the Company and Prudential
         Securities Incorporated and Smith Barney, Inc. and Robert W. Baird &
         Co. and Raymond James & Associates, Inc. (Exhibit 4.12 to the
         Company's 1995 Form 10-K.)

  4.9* Resolution No. 7 adopted by shareholders at the 1997 annual general meeting waiving pre-emptive rights of shareholders under certain circumstances filed with the Company's 1997 Proxy Statement.

  4.10*  Credit Agreement dated December 5, 1996, by and among Danka Business
         Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent. (Exhibit 4 to the Company's Form 8-K dated December 16, 1996.)

  4.11*  First Amendment to Credit Agreement dated December 5, 1997 among Danka
         Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding
         Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (Exhibit 4.9 to the Company's Form 10-Q dated February 12, 1998.)

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  4.12*  Second Amendment to Credit Agreement dated July 28, 1998 among Danka
         Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding
         Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (Exhibit 4.10 to the Company's Form 8-K dated July 28, 1998.)

  4.13* Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC,
         Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.11 to the Company's Form 8-K dated October
         21, 1998.)

  4.14* Waiver dated February 26, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC,
         Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.12 to the Company's Form 8-K dated March 5,
         1999.)

  4.15*  Fifth Amendment to Credit Agreement dated June 15, 1999 among Danka
         Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding
         Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.16 to the Company's Form 8-K dated July 15, 1999.)

  4.16*  Sixth Amendment to Credit Agreement dated July 9, 1999 among Danka
         Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding
         Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.17 to the Company's Form 8-K dated July 15, 1999.)

  4.17*  Seventh Amendment to Credit Agreement dated December 1, 1999 among
         Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka
         Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent.
         (Exhibit 4.18 to the Company's Form 10-Q December 31, 1999 dated
         February 11, 2000.)

  4.18*  Subscription Agreement dated November 2, 1999 among Danka Business
         Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership.
         (Exhibit 99.1 to the Company's Form 8-K dated November 2, 1999.)

  4.19*  Amendment, dated December 16, 1999, to Subscription Agreement dated
         November 2, 1999 among Danka Business Systems PLC, Cypress Merchant
         Banking Partners II L.P., a Delaware limited partnership, Cypress
         Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a
         Delaware limited partnership. (Exhibit 99.2 to the Company's Form 8-K dated December 17, 1999.)

  4.20*  Registration Rights Agreement dated December 17, 1999, among Danka
         Business Systems PLC, Cypress Merchant Banking Partners II L.P., a
         Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The
         Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership. (Exhibit 99.3 to the Company's Form 8-K dated December
         17, 1999.)

  4.21*  Eighth Amendment to Credit Agreement dated March 24, 2000 among Danka
         Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding
         Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.22 to Company's Form 10-K dated June 6, 2000.)


  4.22*  Ninth Amendment to Credit Agreement dated October 31, 2000 among Danka
         Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding
         Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.23 to
         Company's Form 10-Q for the quarter ended September 30, 2000.)

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  4.23*  Tenth Amendment to Credit Agreement dated December 15, 2000 among
         Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding
         Company, Bank of America, N.A., each other Bank signatory to the
         Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.25 to
         Company's Form 8-K dated January 12, 2001.)

  4.24*  Eleventh Amendment to Credit Agreement dated March 28, 2001 among
         Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding
         Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.26 to
         Company's Form 8-K dated April 9, 2001.)

  4.25*  Twelfth Amendment to Credit Agreement dated June 6, 2001 among Danka
         Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding
         Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.25 to
         Company's Form 8-K dated June 11, 2001.)

  4.26* Indenture between Danka Business Systems PLC and HSBC Bank USA for the zero coupon senior subordinated notes due April 1, 2004. (Exhibit 4.24 to Amendment No. 6 to the Company's Registration Statement on Form S-4 filed June 27, 2001.)

  4.27*  Indenture between Danka Business Systems PLC and HSBC Bank USA for the
         10% subordinated notes due April 1, 2008. (Exhibit 4.25 to Amendment
         No. 6 to the Company's Registration Statement on Form S-4 filed June
         27, 2001.)

  4.28*  Note Depositary Agreement between Danka Business Systems PLC and HSBC
         Bank USA regarding the zero coupon senior subordinated notes due April
         1, 2004. (Exhibit 4.27 to Amendment No. 5 to the Company's
         Registration Statement on Form S-4 filed June 22, 2001.)

  4.29*  Note Depositary Agreement between Danka Business Systems PLC and HSBC
         Bank USA regarding the 10% subordinated notes due April 1, 2008.
         (Exhibit 4.28 to Amendment No. 5 to the Company's Registration
         Statement on Form S-4 filed June 22, 2001.)

 10.1*   Office Building Lease dated May 1, 1992 between Daniel M. Doyle and
         Francis J. McPeak, Jr., and Gulf Coast Business Machines. (Exhibit 3.5 to the 1993 Form 20-F.)

 10.2*   Office Building Lease dated April 1, 1990 between Daniel M. Doyle and
         Francis J. McPeak, Jr., and Danka. (Exhibit 3.6 to the 1993 Form 20-
         F.)

 10.3* Lease Agreement dated December 22, 1986, and Addendum Lease Agreement dated March 1, 1987, between Daniel M. Doyle and Francis J. McPeak and
         Danka. (Exhibit 3.7 to the 1993 Form 20-F.)

 10.4*   U.K. Executive Share Option Scheme. (Exhibit 3.11 to the 1993 Form 20-
         F.)

 10.5*   U.S. Executive Incentive Stock Option Plan. (Exhibit 3.12 to the 1993
         Form 20-F.)

 10.6*   Form of Stock Option Agreement. (Exhibit 3.13 to the 1993 Form 20-F.)

 10.7*   Addendum to Lease Agreement dated September 1, 1992, between Mid-
         County Investments, Inc. and Danka. (Exhibit 3.38 to the 1993 Form 20-
         F.)

 10.8*   Lease Agreement dated November 12, 1992 and Lease Commencement
         Agreement dated April 7, 1993 between PARD, Inc. and Danka. (Exhibit
         10.41 to the 1993 Form 20-F.)

 10.9*   Deposit Agreement dated June 25, 1992, Amendment No. 1 dated February
         26, 1993 and Amendment No. 2 dated July 2, 1993, between The Bank of
         New York, Company and Owners and Holders of American Depositary
         Receipts, filed as Exhibit 4.5 and incorporated as reference.

 10.10*  Danka Business Systems PLC 1994 Executive Performance Plan. (Exhibit
         10.52 to the 1994
         Form 10-K.)

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.11*  Indenture dated March 13, 1995 between the Company and The Bank of New
         York, as Trustee. (Exhibit 2 to the Company's Form 8-K dated March 21,
         1995.)

 10.12*  Purchase Agreement dated October 25, 1995 between ABN AMRO Bank N.V.
         and Credit Lyonnais Bank Nederland N.V. and Danka Europe B.V. (Exhibit
         2 to the Company's Form 8-K dated November 3, 1995.)

 10.13*  The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996
         Annual Proxy Statement and approved by shareholders under Resolution
         10.

 10.14* Amendments to the Danka 1996 Share Option Plan filed as Appendix A of the 1998 Annual Proxy Statement and approved by shareholders under Resolution 9.

 10.15*  The Danka 1999 Share Option Plan filed as Appendix B of the 1999
         Annual Proxy Statement and approved by shareholders under Resolution
         12.

 10.16*  Employment Agreement dated March 1, 2001 between Danka and P. Lang
         Lowrey III. (Exhibit 10.16 to Amendment No. 2 to the Company's
         Registration Statement on Form S-4 filed May 16, 2001.)

 10.17*  Change of Control Agreement dated March 1, 2001 between Danka and P.
         Lang Lowrey III. (Exhibit 10.17 to Amendment No. 2 to the Company's
         Registration Statement on Form S-4 filed May 16, 2001.)

 10.18*  Agreement dated November 20, 2000 between Danka and Michael Gifford.
         (Exhibit 10.18 to Amendment No. 1 to the Company's Registration
         Statement on Form S-4 filed April 17, 2001.)

 10.19*  Employment Agreement dated March 1, 2001 between Danka and Michael
         Gifford. (Exhibit 10.19 to Amendment No. 2 to the Company's
         Registration Statement on Form S-4 filed May 16, 2001.)

 10.20* Amended and Restated Employment Agreement dated September, 1999 between Danka and Larry K. Switzer. (Exhibit 10.13 to Company's Form
         10-Q for the quarter ended September 30, 1999.)

 10.21*  Amendments dated May 30, 2000 to the Amended and Restated Employment
         Agreement dated September 20, 1999 between Danka and Larry K. Switzer.
         (Exhibit 10.36 to Company's Form 10-Q for the quarter ended June 30,
         2000.)

 10.22*  Change of Control Agreement dated November 6, 1998 between Danka and
         Larry K. Switzer. (Exhibit 10.10 to Company's Form 10-Q for the quarter ended June 30, 1999.)

 10.23* Amended and Restated Employment Agreement dated September, 1999 between Danka and Brian L. Merriman. (Exhibit 10.14 to Company's Form
         10-Q for the quarter ended September 30, 1999.)
 10.24*  Amendments dated May 30, 2000 to the Amended and Restated Employment
         Agreement dated September 20, 1999 between Danka and Brian L.
         Merriman. (Exhibit 10.37 to Company's Form 10-Q for the quarter ended
         June 30, 2000.)

 10.25*  Change of Control Agreement dated November 6, 1998 between Danka and
         Brian L. Merriman. (Exhibit 10.11 to Company's Form 10-Q for the quarter ended June 30, 1999.)

 10.26*  Amended and Restated Employment Agreement dated July, 2000 between
         Danka and F. Mark Wolfinger. (Exhibit 4.24 to Company's Form 10-Q for the quarter ended September 30, 2000.)

 10.27*  Change of Control Agreement dated November 6, 1998 between Danka and
         F. Mark Wolfinger. (Exhibit 10.12 to Company's Form 10-Q for the quarter ended June 30, 1999.)

 10.28*  Employment Agreement dated July 27, 1998 between Danka and David P.
         Berg. (Exhibit 10.7 to Company's Form 10-Q for the quarter ended June
         30, 1999.)

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.29*  Amendments dated February 2, 1999 to the Employment Agreement dated
         July 27, 1998 between Danka and David P. Berg. (Exhibit 10.7 to
         Company's Form 10-Q for the quarter ended June 30, 1999.)

 10.30*  Change of Control Agreement dated November 6, 1998 between Danka and
         David P. Berg. (Exhibit 10.9 to Company's Form 10-Q for the quarter ended June 30, 1999.)

 10.31*  Amended and Restated Global Operating Agreement dated March 31, 2000 between Danka and General Electric Capital Corporation. (Exhibit 10.31
         to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed May 16, 2001.)

 10.32* First Amendment to Amended and Restated Global Operating Agreement dated February 1, 2001 between Danka and General Electric Capital
         Corporation. (Exhibit 10.32 to Amendment No. 1 to the Company's
         Registration Statement on Form S-4 filed April 17, 2001.)

 10.33*  Purchase Agreement dated April 9, 2001 between Danka and Pitney Bowes
         Inc. (Exhibit 10.33 to the Company's Form 8-K dated May 1, 2001.)

 10.34*  Change of Control Agreement dated February 13, 2001 between Danka and
         Ernest R. Miller. (Exhibit 10.34 to the Company's Annual Report on
         Form 10-K for the year ended March 31, 2001.)

 10.35*  Severance Agreement dated January 14, 2000 between Danka and Ernest R.
         Miller. (Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001.)

 13      Annual Report to Shareholders of the Company for the year ended March
         31, 2001. The portions of the Company's Annual Report to Shareholders incorporated by reference into this Report are included herein as exhibits.

 21      List of Current Subsidiaries of the Company.

 23      Consent of Independent Accountants.

--------
* Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

  (b) Reports on Form 8-K

       Form 8-K filed May 1, 2001
       Form 8-K filed April 9, 2001
       Form 8-K filed June 11, 2001
       Form 8-K filed June 15, 2001

  (c) Exhibits:

       The exhibits listed in Item 14(a)(3) to this report are filed with this report.

  (d) Financial Statement Schedules

       Independent Auditors' Report

       II--Valuation and Qualifying Accounts

       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, the information required is included in the financial statements and notes thereto or the schedule is not required or inapplicable under the related instructions.

                          INDEPENDENT AUDITORS' REPORT

To the Members of Danka Business Systems PLC

   Under date of June 7, 2001, we reported on the consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2001, which are included in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The audit report on the consolidated financial statements of the Company referred to above contains an explanatory paragraph that states that the Company has a substantial amount of indebtedness maturing on March 31, 2002 and April 1, 2002. The Company's need to restructure its indebtedness in order to meet its obligations and repay such indebtedness when it matures raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

KPMG Audit Plc
Chartered Accountants
Registered Auditor
London, England

June 7, 2001

                           DANKA BUSINESS SYSTEMS PLC

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

        Column A          Column B        Column C         Column D       Column E
        --------         ---------- --------------------- ----------     ----------
                         Balance at Charged to Charged to                Balance at
                         Beginning  Costs and    Other                     End of
      Description        of Period   Expenses   Accounts  Deductions       Period
      -----------        ---------- ---------- ---------- ----------     ----------
Allowance for doubtful
 accounts:
Year ended March 31,
 1999...................  $30,973    $38,619      $448(1) $  (8,774)(2)   $61,266
                          =======    =======      ====    =========       =======
                                                          $ (24,167)(2)
                                                             (2,700)(3)
                                                          ---------
Year ended March 31,
 2000...................  $61,266    $ 7,789        --    $ (26,867)      $42,188
                          =======    =======      ====    =========       =======
Year ended March 31,
 2001...................  $42,188    $10,117      $ --       (8,481)(2)   $43,824
                          =======    =======      ====    =========       =======

--------
(1) Represents beginning balances of acquired companies.
(2) Represents accounts written off during the year, net of recoveries.
(3) Represents balance of companies sold.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2001
                                          DANKA BUSINESS SYSTEMS PLC
                                          (Registrant)

                                          By: /s/  P. Lang Lowrey III
                                             __________________________________
                                             P. Lang Lowrey III, Chief
                                              Executive Officer
                                             (Chief Executive Officer)

                                          By: /s/   F. Mark Wolfinger
                                             __________________________________
                                             F. Mark Wolfinger, Executive Vice
                                             President and Chief Financial
                                              Officer
                                             (Chief Financial Officer and the
                                             Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 27, 2001.

              Signature                                  Title
              ---------                                  -----

      /s/ Michael B. Gifford              Chairman and Director
______________________________________
          Michael B. Gifford

      /s/ P. Lang Lowrey III              Chief Executive Officer and Director
______________________________________     (Principal Executive Officer)
          P. Lang Lowrey III

       /s/ Brian L. Merriman              President and Chief Operating
______________________________________     Officer and Director
          Brian L. Merriman

      /s/ Richard C. Lappin               Director
______________________________________
          Richard C. Lappin

       /s/ Richard F. Levy                Director
______________________________________
           Richard F. Levy

       /s/ J. Ernest Riddle               Director
______________________________________
           J. Ernest Riddle

      /s/ James L. Singleton              Director
______________________________________
          James L. Singleton

      /s/ Anthony D. Tutrone              Director
______________________________________
          Anthony D. Tutrone

    /s/ C. Anthony Wainwright             Director
______________________________________
        C. Anthony Wainwright

      /s/ F. Mark Wolfinger               Chief Financial Officer (Principal
______________________________________     Financial Officer) (Principal
          F. Mark Wolfinger                Accounting Officer)