Form 10-Q
period 2001-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2001-08-14
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     _______________

  Commission file number:  0-20828

                          DANKA BUSINESS SYSTEMS PLC
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND                                                                      98-0052869
------------------------------------------------------------------         --------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

11201 DANKA CIRCLE NORTH           MASTERS HOUSE
ST. PETERSBURG, FLORIDA     AND    107 HAMMERSMITH ROAD
                                   LONDON, ENGLAND W14 0QH                   33716
------------------------------------------------------------------         --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  727-576-6003

                                NOT APPLICABLE
-------------------------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The registrant had 247,570,566 Ordinary Shares outstanding as of June 30, 2001

                                     INDEX

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Operations for the three months ended
              June 30, 2001 and 2000                                               3

              Condensed Consolidated Balance Sheets as of June 30, 2001
              and March 31, 2001                                                   5

              Consolidated Statements of Cash Flows for the three months
              ended June 30, 2001 and 2000                                         6

              Consolidated Statements of Shareholders' Equity for the
              three months ended June 30, 2001 and 2000                            7

              Notes to Consolidated Financial Statements                           8

    Item 2 -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           12


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                   19
     Item 2 - Changes in Securities and Use of Proceeds                           19
     Item 3 - Defaults upon Senior Securities                                     19
     Item 4 - Submission of Matters to a Vote of Security Holders                 20
     Item 5 - Other Information                                                   20
     Item 6 - Exhibits and Reports on Form 8-K                                    20

  Signature                                                                       21

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per American Depositary Share ("ADS") amounts)
(Unaudited)

                                                                        FOR THE THREE MONTHS ENDED
                                                            -----------------------------------------------
                                                                   JUNE 30,                   JUNE 30,
                                                                     2001                       2000
------------------------------------------------------      --------------------       --------------------
Revenue:
Retail equipment sales                                      $            133,086       $            155,311
Retail service, supplies and rentals                                     247,528                    289,234
Wholesale                                                                 21,054                     26,259
------------------------------------------------------      --------------------       --------------------
Total revenue                                                            401,668                    470,804
------------------------------------------------------      --------------------       --------------------
COSTS AND OPERATING EXPENSES:
Cost of retail equipment sales                                           101,668                    105,856
Retail service, supplies and rental costs                                142,864                    170,512
Wholesale costs of revenue                                                17,265                     22,040
Selling, general and administrative expenses                             135,690                    160,204
Amortization of intangible assets                                          2,669                      3,475
Restructuring charges (credits)                                               --                     (8,158)
Other expense                                                              2,702                      1,619
------------------------------------------------------      --------------------       --------------------
Total costs and operating expenses                                       402,858                    455,548
------------------------------------------------------      --------------------       --------------------
OPERATING (LOSS) EARNINGS FROM CONTINUING OPERATIONS                      (1,190)                    15,256
Interest expense                                                         (15,871)                   (25,921)
Interest income                                                              701                      1,083
------------------------------------------------------      --------------------       --------------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      (16,360)                    (9,582)
Provision (benefit) for income taxes                                      (3,204)                    (3,414)
------------------------------------------------------      --------------------       --------------------
LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
 ITEMS                                                                   (13,156)                    (6,168)
Discontinued operations, net of tax                                      113,052                      4,928
------------------------------------------------------      --------------------       --------------------
(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEMS                                99,896                     (1,240)
Extraordinary gain from early retirement of debt, net
of tax                                                                    26,762                        ---
------------------------------------------------------      --------------------       --------------------
NET (LOSS) EARNINGS                                         $            126,658       $             (1,240)
======================================================      ====================       ====================

BASIC (LOSS) EARNINGS AVAILABLE TO COMMON SHAREHOLDERS PER ADS:
  Net loss per ADS, continuing operations                   $              (0.28)      $              (0.17)
  Net earnings per ADS, discontinued operations                             1.83                       0.08
  Net earnings per ADS, extraordinary item                                  0.43                        ---
                                                            --------------------       --------------------
  Net (loss) earnings per ADS                               $               1.98       $              (0.09)
                                                            ====================      =====================
  Weighted average ADSs                                                   61,893                     58,908

DILUTED (LOSS) EARNINGS AVAILABLE TO COMMON SHAREHOLDERS PER ADS:
  Net loss per ADS, continuing operations                   $              (0.28)      $              (0.17)
  Net earnings per ADS, discontinued operations                             1.83                       0.08
  Net earnings per ADS, extraordinary item                                  0.43                        ---
                                                            --------------------       --------------------
  Net (loss) earnings per ADS                               $               1.98       $              (0.09)
                                                            ====================       ====================
  Weighted average ADSs                                                   61,893                     58,908

Note: Certain prior year amounts have been reclassified to conform with the current year presentation.

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

                                                                                JUNE 30,        MARCH 31,
                                                                                 2001             2001
------------------------------------------------------------------------    ------------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $     51,426     $     69,085
Accounts receivable, net                                                         322,609          346,398
Inventories                                                                      196,416          199,523
Prepaid expenses, deferred income taxes
     and other current assets                                                     58,195           81,026
Assets of discontinued operations                                                     --          113,405
------------------------------------------------------------------------    ------------     ------------
TOTAL CURRENT ASSETS                                                             628,646          809,437
Equipment on operating leases, net                                                76,234           94,085
Property and equipment, net                                                       73,722           66,470
Intangible assets, net                                                           236,678          244,171
Other assets                                                                      30,351           68,780
------------------------------------------------------------------------    ------------     ------------
TOTAL ASSETS                                                                $  1,045,631     $  1,282,943
========================================================================    ============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt and notes payable                      $     26,096     $    517,447
Accounts payable                                                                 130,777          136,604
Accrued expenses and other current liabilities                                   192,233          182,459
Deferred revenue                                                                  40,235           34,969
Liabilities of discontinued operations                                                --           22,230
------------------------------------------------------------------------    ------------     ------------
TOTAL CURRENT LIABILITIES                                                        389,341          893,709
Convertible subordinated notes                                                        --          200,000
Long-term debt and notes payable, less current maturities                        349,028            1,731
Deferred income taxes and other long-term liabilities                             29,135           29,432
------------------------------------------------------------------------    ------------     ------------
TOTAL LIABILITIES                                                                767,504        1,124,872
------------------------------------------------------------------------    ------------     ------------
6.50% convertible participating shares, redeemable,
  $1.00 stated value                                                             227,818          223,713
------------------------------------------------------------------------    ------------     ------------
SHAREHOLDERS' EQUITY (DEFICIT):
Ordinary shares, 1.25 pence stated value                                           5,130            5,130
Additional paid-in capital                                                       325,399          325,399
Retained earnings (accumulated deficit)                                         (180,075)        (302,619)
Accumulated other comprehensive (loss) income                                   (100,145)         (93,552)
------------------------------------------------------------------------    ------------     ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              50,309          (65,642)
------------------------------------------------------------------------    ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                        $  1,045,631     $  1,282,943
========================================================================    ============     =============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                           --------------------------------------------------
                                                                                         FOR THE THREE MONTHS ENDED
                                                                           --------------------------------------------------
                                                                                  JUNE 30,                     JUNE 30,
                                                                                    2001                         2000
-----------------------------------------------------------                ---------------------         --------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                        $            126,658          $            (1,240)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities of continuing operations
  Extraordinary gain on debt retirement                                                 (26,762)                          --
  Net earnings and gain from sale of discontinued operations                           (113,052)                      (4,928)
  Depreciation and amortization                                                          22,600                       33,494
  Deferred income tax                                                                     6,640                       (4,694)
  Loss on sale of property and equipment and equipment on
    operating lease                                                                       3,641                        3,840
  Restructuring charges (credits)                                                            --                       (8,158)
  Change in net assets from discontinued operations                                          --                        2,440
  Changes in assets and liabilities:
    Accounts receivable                                                                  23,788                       22,465
    Inventories                                                                           3,107                       12,883
    Prepaid expenses and other current assets                                             4,721                       (2,147)
    Other non-current assets                                                            (51,105)                       1,855
    Accounts payable                                                                     (5,827)                     (17,692)
    Accrued expenses and other current liabilities                                       17,259                      (32,250)
    Deferred revenue                                                                      5,266                       (2,481)
    Other long-term liabilities                                                            (296)                         726
-----------------------------------------------------------                ---------------------         --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      16,638                        4,113
-----------------------------------------------------------                ---------------------         --------------------
INVESTING ACTIVITIES
Capital expenditures                                                                    (13,368)                     (19,589)
Proceeds from sale of property and equipment                                                 36                          416
Proceeds from sale of DSI                                                               290,000                           --
-----------------------------------------------------------                ---------------------         --------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     276,668                      (19,173)
-----------------------------------------------------------                ---------------------         --------------------
FINANCING ACTIVITIES
Net payments under line of credit agreements                                           (270,379)                       3,512
Principal borrowings (payments) on other debt                                           (25,027)                          89
Payment of debt issue costs                                                             (17,161)                          --
-----------------------------------------------------------                ---------------------         --------------------
NET CASH PROVIDED BY (USED IN) IN FINANCING ACTIVITIES                                 (312,567)                       3,601
-----------------------------------------------------------                ---------------------         --------------------
EFFECT OF EXCHANGE RATES                                                                  1,602                          506
-----------------------------------------------------------                ---------------------         --------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (17,659)                     (10,953)
Cash and cash equivalents, beginning of period                                           69,085                       64,861
-----------------------------------------------------------                ---------------------         --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $             51,426          $            53,908
-----------------------------------------------------------                ---------------------         --------------------

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(IN THOUSANDS)
(UNAUDITED)

                                                   NUMBER OF
                                                   ORDINARY
                                                    SHARES                              RETAINED     ACCUMULATED
                                                 (4 ORDINARY              ADDITIONAL    EARNINGS       OTHER
                                                 SHARES EQUAL  ORDINARY    PAID-IN    (ACCUMULATED  COMPREHENSIVE
                                                    1 ADS)      SHARES     CAPITAL      DEFICIT)    (LOSS) INCOME    TOTAL
-----------------------------------------------  ----------    --------  -----------  ------------  -------------  ---------
BALANCES AT MARCH 31, 2001                          247,571     $5,130    $325,399     $(302,619)    $ (93,552)    $(65,642)

Net earnings                                            ---        ---          ---      126,658           ---      126,658

Currency translation adjustment                         ---        ---          ---          ---        (6,593)      (6,593)
                                                                                                                   --------
   Comprehensive income (loss)                                                                                      120,065
Dividends and accretion of participating shares         ---        ---          ---       (4,114)          ---       (4,114)
-----------------------------------------------  ----------     ------    ---------    ---------     ---------     --------
BALANCES AT JUNE 30, 2001                           247,571     $5,130    $ 325,399    $(180,075)    $(100,145)    $ 50,309
===============================================  ==========     ======    =========    =========     =========     ========

                                                   NUMBER OF
                                                   ORDINARY
                                                    SHARES                              RETAINED     ACCUMULATED
                                                 (4 ORDINARY              ADDITIONAL    EARNINGS       OTHER
                                                 SHARES EQUAL  ORDINARY    PAID-IN    (ACCUMULATED  COMPREHENSIVE
                                                    1 ADS)      SHARES     CAPITAL      DEFICIT)    (LOSS) INCOME    TOTAL
-----------------------------------------------  ----------    --------  -----------  ------------  -------------  ---------
BALANCES AT MARCH 31, 2000                          234,573     $4,892    $317,056     $ (66,226)    $ (74,722)    $181,000

Net loss                                                ---        ---         ---        (1,240)          ---       (1,240)
Currency translation adjustment                         ---        ---         ---           ---        (5,293)      (5,293)
                                                                                                                 ----------
   Comprehensive income (loss)                                                                                       (6,533)
Dividends and accretion of participating shares         ---        ---         ---        (3,870)          ---       (3,870)
Shares issued under employee purchase plans           1,057         40       2,650           ---           ---        2,690
-----------------------------------------------  ----------    --------  -----------  ------------  -------------  ---------
BALANCES AT JUNE 30, 2000                           235,630     $4,932    $319,706     $ (71,336)    $ (80,015)    $173,287
===============================================  ==========     ======    =========    =========     =========     ========

DANKA BUSINESS SYSTEMS PLC
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)


  NOTE 1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three months ended June 30, 2001 and 2000, the consolidated statements of cash flows for the three months ended June 30, 2001 and 2000, and the consolidated statement of shareholders' equity for the three months ended June 30, 2001 and 2000, are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report contained in Form 10-K/A for the year ended March 31, 2001. Certain prior year amounts have been reclassified to conform to current year presentations.

  NOTE 2.  RESTRUCTURING CHARGES (CREDITS)

  FISCAL 2001 CHARGE:

     We recorded a pre-tax restructuring charge of $27.5 million during the third quarter of the fiscal year ended March 31, 2001. The restructuring charge included $21.8 million related to severance, representing the reduction of approximately 1,200 positions worldwide. Cash outlays related to these reductions during the first quarter totaled $2.6 million. We expect to substantially complete these workforce reductions by the third quarter of fiscal 2002. The restructuring charge is also comprised of $5.7 million for future lease obligations on facility closures and exit costs. We identified 50 facilities to be closed and/or consolidated with other Danka facilities.
  In the fourth quarter of fiscal year 2001 we determined that 10 of the facilities previously identified for closure would remain open because of changes in our business plan. We reversed $1.4 million of reserves related to these 10 facilities. Cash outlays related to the remaining facilities during the first quarter totaled $0.1 million. The remaining lease obligations related to these facility closures are expected to be substantially completed during fiscal 2002. The following table summarizes the restructuring charge:


2001 RESTRUCTURING CHARGE:
                                                                RESERVES AT                     OTHER            RESERVE
                                                                 MARCH 31,        CASH         NON-CASH          AT JUNE
(in 000's)                                                         2001          OUTLAYS       CHANGES           30, 2001
                                                             -------------------------------------------------------------
Severance                                                           $16,743       $(2,553)             --          $14,190
Future lease obligations on facility closures and                     4,172           (81)             --            4,091
   other exit costs
                                                             -------------------------------------------------------------
Total restructuring charge                                          $20,915       $(2,634)             --          $18,281
                                                             =============================================================


  NOTE 3. DISCONTINUED OPERATION

     On June 29, 2001, we completed the sale of Danka Services International ("DSI") to Pitney Bowes Inc. for $290 million in cash, pursuant to an asset purchase agreement dated April 9, 2001. DSI was our facilities management and outsourcing business. Our shareholders approved the sale at an Extraordinary General meeting on June 29, 2001. We also entered into agreements for us to provide services and supplies to Pitney Bowes on a worldwide basis for an initial term of two years.


     $5 million of the DSI purchase price has been set aside in an escrow account. The purchase price is subject to adjustment depending on the value of DSI's net assets as of the closing of the sale. If the value of DSI's net assets as of the closing date (as determined by reference to an audited balance sheet for DSI that we must prepare and provide to Pitney Bowes no more than 90 days after the closing date) exceeds $81.7 million, Pitney Bowes will pay us an amount equal to the excess on a dollar-for-dollar basis and the $5 million in escrow will be released to us. If the value of DSI's net assets as of the closing date is less than $81.7 million, an amount equal to the shortfall will be paid to Pitney Bowes on a dollar-for-dollar basis from the escrow account and, if the amount of the escrow account is insufficient to meet the shortfall, we will pay the difference to Pitney Bowes. Any money remaining in the escrow account following payment of any shortfall to Pitney Bowes will be released to us.

     The sale of DSI resulted in a gain, subject to post-closing adjustments, of $108.9 million after income taxes of $73.8 million. Assets and liabilities of DSI at March 31, 2001, have been segregated in the condensed consolidated balance sheets. A summary of the operating results of discontinued operations, excluding the above gain, are as follows:

                                                                 FOR THE THREE MONTHS ENDED
(in 000's)                                                  JUNE 30, 2001            JUNE 30, 2000
                                                           ---------------------------------------
Revenue                                                        $ 74,234                  $69,407
Earnings before income taxes                                   $  6,664                  $ 7,810
Provision for income taxes                                        2,474                    2,882
                                                               --------                  -------
Net earnings from discontinued operations                         4,190                    4,928
Gain from sale of discontinued operations
    after income taxes of $73.8 million                         108,862                       --
                                                               --------                  -------
Discontinued operations, net of tax                            $113,052                  $ 4,928
                                                               ========                  =======


  NOTE 4.  DEBT

     On June 29, 2001, we completed an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002. We accepted tenders from holders of a total of $184,012,000 in aggregate principal amount (92%) of the 6.75% convertible subordinated notes. Of the notes tendered pursuant to the exchange offer, $118,484,000 in principal amount was tendered for a limited cash option, $1,008,000 in principal amount was tendered for a new zero coupon senior subordinated note option and $64,520,000 in principal amount was tendered for a new 10% note option. In aggregate, we paid $24,000,000 in cash and issued $47,593,000 in principal amount of new zero coupon senior subordinated notes due April 1, 2004 and $64,520,000 in principal amount of 10% subordinated notes due April 1, 2008 as consideration under the exchange offer. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both our 100% owned U.S. subsidiaries.

     The exchange offer was accounted for as a troubled debt restructuring and resulted in an extraordinary gain of $26.8 million after income taxes of $11.5 million.

     In addition, on June 29, 2001, we entered into an amended and restated senior credit facility with our existing senior bank lenders to provide us with financing through March 31, 2004. The facility, which consists of a $100 million revolver, a $190 million term loan and $30 million letters of credit commitments, is an amendment and restatement of our previous credit agreement. The term component of the facility requires principal installments aggregating $5.0 million in fiscal year 2002, $16.0 million in fiscal years 2003, and $24.0 million in fiscal year 2004. Interest on the revolver and term loan components of the new facility are at LIBOR plus 5% or base rate plus 4%. The interest rate will increase by 0.5% on December 29, 2001, June 29, 2001 and quarterly thereafter.

     Our indebtedness under the new facility is secured by substantially all of our assets in the United States, Canada, U.K., Netherlands, and Germany. The new facility contains negative and affirmative covenants which place restrictions on us regarding the disposition of assets, capital expenditures, additional indebtedness and permitted liens, prohibit the payment of dividends (other than dividends on our participating shares) and requires us to maintain certain financial ratios. The new facility requires that we comply with minimum levels of adjusted consolidated net worth, cumulative EBITDA, a ratio of consolidated EBITDA to interest expense, and maximum levels of capital expenditures. The covenants are effective for our second quarter ending September 30, 2001.

    We incurred $11.2 million in bank fees and $3.6 million in third party fees relating to the new facility. These fees will be amortized over the term of the new facility. We are also required on (June 29, 2002) to pay our banks a fee equal to 1.5% of the then total commitments and on June 29, 2003 a fee equal to 4.0% of the then commitments.

  NOTE 5.  EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS computations for the three months ended June 30, 2001 and 2000:

                                               FOR THE THREE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                     JUNE 30, 2001                           JUNE 30, 2000
                                        ------------------------------------------------------------------------------
                                           EARNINGS                               EARNINGS
                                          (LOSS) FROM                           (LOSS) FROM
                                          CONTINUING                             CONTINUING
                                          OPERATIONS      SHARES     PER-SHARE   OPERATIONS      SHARES       PER-SHARE
(In 000's except per share amounts)       (NUMERATOR)  (DENOMINATOR)   AMOUNT   (Numerator)   (DENOMINATOR)     AMOUNT
                                        -------------------------------------------------------------------------------
Net loss form continuing operations
  before extraordinary items                $(13,156)                              $ (6,168)

BASIC EARNINGS (LOSS) AVAILABLE TO COMMON
 SHAREHOLDERS PER ADS:
  Dividends and accretion on participating
   shares                                     (4,137)                                (3,890)
                                            --------                               --------
  Earnings (loss)                            (17,293)       61,893     $(0.28)      (10,058)       58,908       $(0.17)
                                                                       ======                                   =======
EFFECT OF DILUTIVE SECURITIES:
  Stock options                                                 --                                     --
                                                            ------                                 ------
DILUTED EARNINGS (LOSS) AVAILABLE TO
 COMMON SHAREHOLDERS PER ADS:
  Earnings (loss)                           $(17,293)       61,893     $(0.28)     $(10,058)       58,908       $(0.17)
                                            ========        ======     ======      ========        ======       ======

     The effect of our 6.75% Convertible Subordinated Notes and our 6.5% Convertible Participating Shares are not included in the computation of diluted earnings per share for the three months ended June 30, 2001 and 2000 because they are not dilutive.


  NOTE 6.  SEGMENT REPORTING

     Our reportable segments are Danka Americas and Danka International. Our reportable segments do not include the discontinued operations of DSI. Danka Americas distributes photocopiers, facsimiles and other related office imaging equipment together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. Danka International distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and other related office imaging equipment and supplies on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional
  operations in Australia.   We measure segment performance as earnings from
  operations, which is defined as earnings before interest expense and income taxes, as shown on the our consolidated statements of operations. Other items, which includes Corporate Headquarters expenses and eliminations, are shown for purposes of reconciling to our total consolidated amounts as shown in the following tables for the three months ended June 30, 2001 and 2000:


                                                                DANKA         DANKA                  CONSOLIDATED
                                                               AMERICAS   INTERNATIONAL    OTHER         TOTAL
THREE MONTHS ENDED JUNE 30                                       $000        $000          $000          $000
-----------------------------------------------------------------------------------------------------------------
2001
Total revenue                                                   250,055         151,613        --         401,668
Operating earnings (loss) from continuing operations              4,968           3,715    (9,873)         (1,190)
Interest expense, net                                                --              --    15,170          15,170
Provisions (benefit) for income taxes                                --              --    (3,204)         (3,204)
Earnings (loss) from continuing operations, before                   --              --        --
 extraordinary items                                                                                      (13,156)

2000
Total revenue                                                   300,037         170,767        --         470,804
Operating earnings (loss) from continuing operations             13,266           6,863    (4,873)         15,256
Interest expense, net                                                --              --    24,838          24,838
Provisions (benefit) for income taxes                                --              --    (3,414)         (3,414)
Earnings (loss) from continuing operations, before                   --              --        --
 extraordinary items                                                                                       (6,168)


NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS:

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which will be effective for the first quarter of the fiscal year 2003. Statement No. 142 establishes accounting and reporting requirements for goodwill and other intangible assets, and modifies disclosures previously required under other accounting standards. We have not yet evaluated what impact the adoption this new statement may have on our results of operation, financial position, or liquidity.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are one of the world's largest independent suppliers, by revenue, of photocopiers and office imaging equipment. We primarily market these products and photocopier services, parts and supplies direct to customers in approximately 30 countries. Most of the products that we distribute are manufactured by Canon, Heidelberg, NexPress, Ricoh and Toshiba. Throughout Europe, we also market private label photocopiers, facsimile machines and related supplies directly to customers under our Infotec trademark. In addition, we market photocopiers and related parts and supplies on a wholesale basis to independent dealers through our international operations.

     On June 29, 2001 we completed a three part financial restructuring plan that reduced and refinanced our indebtedness to provide us with liquidity on a long-term basis. The three parts of the plan were:

     . the sale of our Danka Services International "DSI" business, . an exchange offer for our 6.75% convertible subordinated notes due
        April 1, 2002, and
     .  the refinancing of our senior bank debt.

     We sold DSI to Pitney Bowes Inc. for $290.0 million in cash, subject to adjustment depending on the value of DSI's net assets on closing. We used the net proceeds of DSI to repay part of our senior bank debt, to finance cash payable under the exchange offer, to finance the costs of the exchange offer and to finance costs associated with the refinancing of our senior bank debt.

     We accepted tenders from holders of a total of $184.0 million in aggregate principal amount (92%) of the 6.75% convertible subordinated notes pursuant to the exchange offer for $24.0 million in cash and approximately $112.1 million in new notes with extended maturities.

     We refinanced the remaining balance of our senior bank debt through an amended and restated credit facility with our existing senior bank lenders. The facility consists of $100.0 million revolver, $190.0 million term loan and $30.0 million letters of credit commitments.

  RESULTS OF CONTINUING OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in the our consolidated statements of operations:

                                                                                      THREE  MONTHS ENDED JUNE 30,
                                                                                     -------------------------------
                                                                                         2001                2000
                                                                                        -----               -----
Revenue:
  Retail equipment sales......................................................           33.1%               33.0%
  Retail service, supplies and rentals........................................           61.7                61.4
  Wholesale...................................................................            5.2                 5.6
                                                                                        -----               -----
Total revenue.................................................................          100.0               100.0
Cost of revenue...............................................................           65.2                63.4
                                                                                        -----               -----
GROSS PROFIT..................................................................           34.8                36.6
Selling, general and administrative expenses..................................           33.8                34.0
Amortization of intangible assets.............................................            0.7                 0.7
Restructuring charges (credit)................................................             --                (1.7)
Other expense.................................................................            0.7                 0.3
                                                                                        -----               -----
OPERATING (LOSS) EARNINGS FROM CONTINUING OPERATIONS..........................           (0.3)                3.2
Interest expense..............................................................           (4.0)               (5.5)
Interest income...............................................................            0.2                 0.2
                                                                                        -----               -----
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES................           (4.1)               (2.0)
Provision (benefit)for income taxes...........................................           (0.8)               (0.7)
                                                                                        -----               -----
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEMS.........           (3.3)               (1.3)
                                                                                        =====               =====

        The following table sets forth for the periods indicated the gross profit margin percentage for each of the Company's revenue classifications:


                                                                        THREE MONTHS ENDED JUNE 30,
                                                                       ---------------------------
                                                                           2001            2000
                                                                           ----            ----
Retail equipment sales......................................               23.6%           31.8%
Retail service, supplies and rentals........................               42.3            41.0
Wholesale...................................................               18.0            16.1


   QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000:

        The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of DSI are presented as discontinued operations and the gain resulting from the exchange offer of our convertible subordinated notes is presented as an extraordinary item.

   Revenue

        Total revenue for the first quarter of fiscal 2002 declined by approximately 15% to $401.7 million from $470.8 million in the prior year comparable quarter. Our total revenue in the current year first quarter was negatively impacted by foreign currency movements which reduced revenue by approximately $12 million. Including a negative impact of approximately $4 million due to foreign currency movements, retail equipment sales declined by $22.2 million, which was primarily due to a reduced number of sales representatives although partially offset by a 24% increase in sales productivity. Retail service, supplies and rentals revenue declined by $41.7 million due to the negative impact of foreign currency ($6 million) and the decline in our analog service base. Wholesale revenue for the first quarter of fiscal 2002 declined by $5.5 million due to a movement away from lower margin transactions.

   Gross Profit

        Our gross profit margin decreased from 36.6% in the prior year first quarter to 34.8% in the current year first quarter. The decrease in margin in the current year compared to the prior year first quarter was primarily due to lower retail equipment margins. Retail equipment margins decreased to 23.6% in the quarter ended June 30, 2001 from 31.8% in the comparable quarter of last year primarily due to market conditions within the industry. Retail service, supplies and rental margins increased to 42.3% in the quarter ended June 30, 2001 from 41.0% in the prior year first quarter primarily due to the impact in the quarter ended June 30, 2000 of $2.5 million of severance costs associated with the reduction of U.S. field service employees and a $5.5 million write-off of rental equipment. Wholesale margins increased to 18.0% in the quarter ended June 30, 2001 from 16.1% in the comparable quarter of the prior year, primarily due to an emphasis in booking higher margin transactions.


   Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") declined by $24.5 million to $135.7 million from $160.2 million in the comparable quarter in the prior year, while as a percentage of total revenue, SG&A expenses decreased from 34.0% to 33.8%. Excluding an unusual charge of $6.0 million related to the exit of certain facilities in the current year first quarter, SG&A declined $30.5 million to 32.3% of total revenue. Lower expense amounts were primarily attributable to lower selling expenses resulting from lower sales and a decrease in our U.S. sales force of approximately 400 employees.


   Amortization of Intangible Assets

        Amortization of our intangible assets decreased to $2.7 million for the three months ended June 30, 2001 from $3.5 million for the prior year comparable period, primarily due to the write off of goodwill in the second and fourth quarters of fiscal 2001.


   Other Expense

        Other expense included foreign currency losses of $1.2 million and a $1.5 million provision relating to the proposed sale of our Ameritrend business. Prior year other expense include foreign currency losses of $1.6 million.


   Earnings from Operations

        For the three months ended June 30, 2001, operating earnings from continuing operations decreased to a loss of $1.2 million, compared to earnings of $15.3 million in the prior year comparable quarter. Excluding a $6.0 million charge for the exit of facilities in the current year's first quarter and a $8.2 million credit for the reversal of restructuring reserves in the comparable quarter of the prior year, earnings from operations declined $2.3 million due to lower gross profit margins that were only partially offset by lower operating expenses.


   Interest Expense and Interest Income

        Interest expense decreased by $10.0 million to $15.9 million for the first quarter of the current year from $25.9 million in the comparable quarter of the prior fiscal year. The decrease was due to lower interest rates and a reduction in average borrowings. Interest income remained relatively flat compared to the comparable quarter of the prior fiscal year.


   Income Taxes

        We recorded an income tax benefit of $3.2 million for the first quarter of fiscal year 2002 compared to a $3.4 million tax benefit in the first quarter of fiscal year 2001. The combined effective income tax rate was 19.6% for the first quarter of fiscal year 2002 as compared to 35.6% for the first quarter of fiscal year 2001. The decrease in the tax rate is primarily due to losses in certain international locations that did not provide a tax benefit.


   Net Earnings (Loss) from Continuing Operations, before Extraordinary Items

        For the three months ended June 30, 2001, we incurred a net loss from continuing operations of $13.2 million compared to a net loss from continuing operations of $6.2 million in the prior year comparable quarter for the above mentioned reasons. We incurred a net loss from continuing operations of $0.28 per ADS in the current year first quarter compared to, net loss from continuing operations of $0.17 per ADS in the prior year comparable quarter.

   EXCHANGE RATES

   Fluctuations in the exchange rates between the pound sterling and the United States dollar affect the dollar equivalent of the pound sterling market price of our ordinary shares on the London Stock Exchange and, as a result, are likely to affect the market price of our American depositary shares.

     We operate in approximately 30 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

   . the results of our international operations reported in United States dollars; and

   . the value of the net assets of our international operations reported in United States dollars.

     The results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 44% of our revenue in first quarter ended June 30, 2001 was generated outside the United States. In the first quarter ended June 30, 2001, approximately 28% of our revenue was generated in euro countries, 7% in the United Kingdom, and 9% in other foreign locations. During the first quarter ended June 30, 2001, both the euro currency and the United Kingdom pound weakened against the dollar by approximately 4%. This negatively impacted revenue by approximately $7 million and was also the primary reason for the $6.6 million increase in cumulative translation losses in shareholders' equity for first quarter ended June 30, 2001. Our results of operations and financial condition have been, and may continue to be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions were not material in the three months ended June 30, 2001 and 2000.

   EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between existing currencies and one common currency, referred to as the euro. Our operating subsidiaries affected by the euro conversion implemented changes to their information technology systems, accounting records, financial instruments, and customer contracts where necessary to allow for dual currency functionality. Dual currency functionality allows the business to invoice and to be invoiced in either local currencies or the euro. On an ongoing basis we are also evaluating the impact of the euro on our pricing and distribution. It is likely that the euro will lead to more uniform pricing in all of our European markets. Our euro conversion did not, nor is it expected to have in the future, any material impact on our financial condition, results of operations or our ability to continue to operate in markets affected by the euro. All costs related to the conversion to the euro, which are not significant, are expensed as incurred.

   LIQUIDITY AND CAPITAL RESOURCES

     We have a $320.0 million credit facility with a consortium of international bank lenders through March 31, 2004. The credit facility requires that we comply with minimum levels of adjusted consolidated net worth, cumulative consolidated EBITDA, a ratio of consolidated EBITDA to interest expense, and maximum levels of capital expenditures. The covenants are effective for our second quarter ending September 30, 2001.

     As of June 30, 2001, we owed approximately $240.0 million under the credit facility. The available unused commitments as of June 30, 2001 are $50.0 million under the revolving credit facility and $2.5 million under the letter of credit facility. The credit facility limits us from incurring other significant indebtedness beyond certain agreed upon limits. We were incurring interest on our indebtedness under the credit facility during the first quarter ended June 30, 2001 at a weighted average rate of 7.64% per annum. Effective interest rates under the new credit facility are LIBOR, plus 5 percent. The interest rate will increase by 0.5% on December 29, 2001, June 29, 2001 and quarterly thereafter. The term component of the facility requires, principal installments of $5.0 million in fiscal year 2002, $16.0 million in fiscal year 2003, and $24.0 million in fiscal year 2004, with payment due in full on March 31, 2004.

     Our indebtedness under the credit facility is secured by substantially all of our assets in the United States, Canada, U.K., the Netherlands and Germany. The credit facility contains negative and affirmative covenants which restrict our ability to incur additional indebtedness and create liens, prohibit the payment of dividends, other than payment-in-kind dividends on our participating shares, and require us to maintain certain financial ratios as described above. We are not permitted to make any acquisitions of businesses, except with the approval of our bank lenders. We cannot dispose of any of our assets outside the ordinary course of our business without the approval of our bank lenders. On June 30, 2002, we are required to pay our banks a fee equal to 1.5% of the total commitment under the credit facility and on June 30, 2003 a fee equal to 4.0% of the current commitment.


     In June 2001, we issued approximately $47.6 million of zero coupon senior subordinated notes due April 1, 2004 and approximately $64.5 million of 10% subordinated notes due April 1, 2008 as consideration pursuant to an exchange offer for our 6.75% convertible subordinated notes due April 1, 2004. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both our 100% owned U.S. subsidiaries. The senior subordinated notes and the 10% notes include convenants which restrict our ability to dispose of assets or merge. The senior subordinated notes also include convenants which restrict us from incurring additional indebtedness, create liens, and limit the payment of dividends, other than payment-in-kind dividends on our participating shares.

     In March 1995, we issued $200 million in principal of 6.75% convertible subordinated notes. Following completion of the exchange offer referred to above, approximately $16 million of the 6.75% notes remain outstanding. The outstanding notes are due for repayment in full on April 1, 2002.

     On December 17, 1999, we issued 218,000 new 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares for the first five years. The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per American depositary share), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 23.7% of the total voting power of our capital stock. As of June 30, 2001, we had issued an additional 20,813 participating shares as payment-in-kind dividends.

     We are not permitted to pay dividends (other than payment-in-kind dividends on our participating shares) under the credit agreement and do not anticipate the payment of a dividend on ordinary shares in the foreseeable future.

     We are an English company and, under English law, we are allowed to pay dividends to shareholders only if:

   . we have accumulated, realized profits that have not been previously distributed or capitalized, in excess of our accumulated, realized losses that have not previously been written off in a reduction or reorganization of capital; and

   . our net assets are not less than the aggregate of our share capital and our non-distributable reserves, either before, or as a result of, dividends or other distributions.

     At this time, we have insufficient profits to pay dividends to shareholders. Since December 2000, we have satisfied our obligation to make payment-in-kind dividends on our participating shares by capitalizing part of our share premium account, which is a reserve required by English company law and which consists of premiums paid to us on the issuance of our shares.

     The Internal Revenue Service has completed an examination of our federal income tax returns for the fiscal years ended March 31, 1996 and 1995. We received a notice of proposed deficiency in November 1999. The principal adjustments relate to the timing of certain deductions associated with leased equipment financing. We have filed a protest and are meeting with the Appellate Division of the Internal Revenue Service to resolve this issue. If the Internal Revenue Service were to prevail, net operating losses available for carry back to these years would increase by corresponding amounts. Discussions are ongoing and we expect that the issue will be resolved favorably for us and its resolution will not have a material impact on our financial position, results of operations or liquidity.

     The Internal Revenue Service is in the process of completing an audit of our federal income tax returns for the fiscal years 1998 and 1997. The proposed adjustments relate to the timing of certain deductions associated with the acquisition of Kodak's office imaging division, research and development costs and deductions associated with leased equipment financing. It is not anticipated that the resolution of this audit will have a material impact on our financial position, results of operations or liquidity.

     Fiscal authorities in the Netherlands are engaged in an audit of our Dutch operations. We do not believe that this audit, or any result thereof, will have a material impact on our financial position, results of operations or liquidity.

     Our net cash flow provided by operating activities was $16.6 million, and $4.1 million for the first quarter of fiscal year 2002 and 2001, respectively. The increase in fiscal year 2002 first quarter operating cash flow was primarily due to increases in accrued expenses. Net cash flow provided by (used in) investing activities was $276.7 million and $(19.2) million for the first quarter of fiscal year 2002 and 2001, respectively. The increase in fiscal year 2001 first quarter cash flow from investing activities was primarily due to the $290.0 million in cash proceeds received from the sale of DSI and a $6.2 million reduction in capital expenditures. Net cash flow provided by (used in) financing activities was ($312.6) million and $3.6 million for first quarter of fiscal year 2002 and 2001, respectively. The decrease in first quarter fiscal year 2002 cash flow from financing activities was due to repayment of borrowings primarily from the sale of DSI.

   MARKET RISK MANAGEMENT

   Interest Rate Risk:

   Our exposure to interest rate risk primarily relates to our variable rate bank debt. As outlined above in "Liquidity and Capital Resources," at June 30, 2001 we had an outstanding balance of $240.0 million under our new credit facility. We incurred interest on our previous credit facility at a weighted average rate of 7.64% per annum during the three months ended June 30, 2001.

   Based on the outstanding balance under our credit agreement, a change of 100 basis points in the average interest rate, with all other variables remaining constant, would cause an increase/decrease in our interest expense of approximately $2.4 million on an annual basis.


   SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management.
   The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to us or our management, are intended to identify forward-looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to (i) any material adverse change in financial markets or our own position, (ii) our continuing ability to achieve or maintain cost savings, (iii) increased competition resulting from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (iv) any inability to procure, or any inability to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any key upper management personnel, (vi) the ultimate outcome and impact of pending lawsuits, (vii) the ultimate outcome and impact of pending tax audits and examinations, (viii) any inability to achieve minimum equipment leasing commitments under our current borrowing arrangements, (ix) fluctuations in foreign currencies and (x) other risks including those risks identified in any of our other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date they are made. We undertake no obligation and do not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside the our company.

   PART II - OTHER INFORMATION


   ITEM 1. LEGAL  PROCEEDINGS.

        The Company is subject to legal proceedings and claims which arise in the ordinary course of business that will not have a material adverse effect upon the Company's financial position, results of operation or liquidity.

   ITEM 2.  CHANGES IN SECURITIES.

        On June 29, 2001, we completed an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002. We accepted tenders from holders of a total of $184,012,000 in aggregate principal amount (92%) of the 6.75% convertible subordinated notes. Of the notes tendered pursuant to the exchange offer, $118,484,000 in principal amount was tendered for a limited cash option, $1,008,000 in principal amount was tendered for a new zero coupon senior subordinated note option and $64,520,000 in principal amount was tendered for a new 10% note option. In aggregate, we paid $24,000,000 in cash and issued $47,593,000 in principal amount of new zero coupon senior subordinated notes due April 1, 2004 and $64,520,000 in principal amount of 10% subordinated notes due April 1, 2008 as consideration under the exchange offer. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both our 100% owned U.S. subsidiaries.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        An extraordinary general meeting of the shareholders of Danka Business Systems PLC was held on June 29, 2001 to approve the sale of Danka Services International to Pitney Bowes Inc. for $290.0 million in cash. The voting on the resolution was as follows:


              FOR                 101,520,787
                                  -----------
              AGAINST                  17,430
                                  -----------
              ABSTAIN                       0
                                  -----------



   ITEM 5.  OTHER INFORMATION.

        The annual general meeting of Danka Business Systems PLC will be held on or about October 9, 2001.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits.

            (b)  Reports on Form 8-K:

            During the three months ended June 30, 2001, we filed the following reports on Form 8-K with the Securities and Exchange Commission:

            Form 8-K filed April 9, 2001: Item 5 - reporting the execution, effective March 28, 2001, of the eleventh amendment to our then current credit agreement for our senior bank debt.

            Form 8-K filed May 1, 2001: Item 5 - reporting the signing of an asset purchase agreement with Pitney Bowes, Inc. in April 9, 2001 for the sale of Danka Services International

            Form 8-K filed June 11, 2001: Item 5 - reporting the execution, effective June 7, 2001, of the twelfth amendment to our then current credit agreement for our senior bank debt and the announcement of our results for the three months and twelve months ended March 31, 2001.

            Form 8-K filed June 15, 2001: Item 5 - filing guarantor/non-guarantor financial statements in relations to the guarantees provided by Danka Holding Company and Danka Office Imaging Company of Danka Business Systems PLC's obligations under its zero coupon senior subordinated notes due April 1, 2004.

                                   SIGNATURE
                                   ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DANKA BUSINESS SYSTEMS PLC
                                       --------------------------
                                              (Registrant)



   Date:   August 14, 2001             /s/ F. Mark Wolfinger
           -----------------           --------------------------------------
                                       F. Mark Wolfinger, Executive Vice
                                       President and Chief Financial Officer
                                       (Chief Financial Officer and Principal
                                            Accounting Officer)