Form 10-Q/A
period 2001-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2001-08-20
CIK 894010

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                 AMENDMENT #1


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

NOTE 8. Supplemental Consolidating Financial Data for Subsidiary Guarantors

     On June 29, 2001, we completed an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002. We issued new zero coupon senior subordinated noyes due April 1, 2004 as consideration notes are fully and unconditionally guaranteed on a joint and several basis by our 100% owned subsidiaries, Danka Holding Company and Danka Office Imaging Company (collectively, the "Subsidiary Guarantors"). The Subsidiary Guarantors represent substantially all of our operations conducted in the United States of America.


     The following supplemental consolidating financial data the combined Subsidiary Guarantors. Management believes separate complete financial statements of the respective Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restriction on the ability of investors or creditors to obtain access to its assets in the event of default on the guarantee other that subordination of the guarantees are subordinated to all our existing and future senior indebtedness. The indenture governing the new zero coupon senior subordinated notes contains limitations on the amount of additional indebtedness, including senior indebtedness, that we may incur.

     We account for investment in subsidiaries on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in Danka Business Systems PLC's ("Parent Company") investment in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                                                Supplemental Consolidating Statement of Operation
                                                                               June 30, 2001
                                                     ---------------------------------------------------------------------
                                                       Parent      Subsidiary    Subsidiary                  Consolidated
                                                       Company     Guarantors        Non-      Eliminations     Total
                                                                                  Guarantors
                                                     -----------   -----------   --------------------------  -------------
Revenue
Retail equipment sales                                         -        72,113        60,973              -       133,086
Retail service, supplies and rentals                           -       148,963        98,565              -       247,528
Wholesale                                                                             21,054                       21,054
                                                     -----------   -----------   -----------   ------------   -----------
Total revenue                                                  -       221,076       180,592              -       401,668

Cost and operating expenses
Cost of retail equipment sales                                 -        58,362        43,306              -       101,668
Retail service, supplies and rentals costs                     -        78,131        64,733              -       142,864
Wholesale costs of revenue                                     -             -        17,265              -        17,265
Selling, general and administrative expenses               1,148        86,282        48,260              -       135,690
Amortization of intangible assets                              -           946         1,723              -         2,669
Restructuring charges (credits)                         (121,973)            -             -        121,973             -
Other expense                                             (1,379)          713         1,989          1,379         2,702
                                                     -----------   -----------   -----------   ------------   -----------
Total costs and operating expenses                      (122,204)      224,434       177,276        123,352       402,858
                                                     -----------   -----------   -----------   ------------   -----------
Operating (loss) earnings from continuing                                                                          (1,190)
  operations                                             122,204        (3,358)        3,316       (123,352)
Interest expense                                         (27,800)      (20,017)       (4,564)        36,510       (15,871)
Interest income                                           14,238           619        22,354        (36,510)          701
                                                     -----------   -----------   -----------   ------------   -----------
(Loss) earnings from continuing operations
before income taxes                                      108,642       (22,756)       21,106       (123,352)      (16,360)
Provision (benefit) for income taxes                          38        (7,352)        4,110              -        (3,204)
                                                     -----------   -----------   -----------   ------------   -----------
(Loss) earnings from continuing operations
   before extraordinary items                            108,604       (15,404)       16,996       (123,352)      (13,156)
Discontinued operations, net of tax                       (8,708)       83,784        37,976              -       113,052
                                                     -----------   -----------   -----------   ------------   -----------
(Loss) earnings before extraordinary items                99,896        68,380        54,972       (123,352)       99,896
Extraordinary gain from early retirement of debt,
 net of taxes                                             26,762             -             -              -        26,762
                                                     -----------   -----------   -----------   ------------   -----------
Net (loss) earnings                                      126,658        68,380        54,972       (123,352)      126,658
                                                     ===========   ===========   ===========   ============   ===========

                                                         Supplemental Consolidating Statement of Operation
                                                                        June 30, 2000
                                                 ------------  --------------------------  -------------  -------------
                                                    Parent     Subsidiary    Subsidiary                    Consolidated
                                                   Company     Guarantors         Non-     Eliminations       Total
                                                                             Guarantors
                                                 -----------   -----------   --------------------------   -------------
Revenue
Hardware                                                   -        96,746        58,565              -         155,311
Retail service supply and rentals                          -       171,860       117,374              -         289,234
Wholesale                                                                -        26,259              -          26,259
                                                 -----------   -----------   -----------   ------------   -------------
Total revenue                                              -       268,606       202,198              -         470,804

Cost and operating expenses
Cost of retail equipment sales                             -        66,274        39,582              -         105,856
Retail service, supplies and rentals costs                 -        98,152        72,360              -         170,512
Wholesale costs of revenue                                               -        22,040              -          22,040
Selling, general and administrative expense            1,073       100,508        58,623              -         160,204
Amortization of intangible assets                          -         1,154         2,321              -           3,475
Restructuring charges (credits)                            -        (5,052)      (3,106)              -         (8,158)
Equity (income) loss                                 (21,456)            -             -         21,456               -
Other (income) expense                                 1,922             -         1,619         (1,922)          1,619
                                                 -----------   -----------   -----------   ------------   -------------
Total costs and operating expenses                   (18,461)      261,036       193,439         19,534         455,548
                                                 -----------   -----------   -----------   ------------   -------------
Operating (loss) earnings from continuing             18,461         7,570         8,759        (19,534)         15,256
operations
Interest expense                                     (23,275)      (22,834)       (5,428)        25,616         (25,921)
Interest income                                        3,612         1,083        22,004        (25,616)          1,083
                                                 -----------   -----------   -----------   ------------   -------------
(Loss) earnings from continuing operations            (1,202)
before income taxes                                                (14,181)       25,335        (19,534)         (9,582)
Provision (benefit) for income taxes                      38        (4,624)        7,431         (6,259)         (3,414)
                                                 -----------   -----------   -----------   ------------   -------------
(Loss) earnings from continuing operations            (1,240)       (9,557)       17,904        (13,275)         (6,168)
Discontinued operations, net of tax                        -         3,381         1,547              -           4,928
                                                               -----------   -----------   ------------   -------------
Net earnings (loss)                                   (1,240)       (6,176)       19,451        (13,275)         (1,240)
                                                 ===========   ===========   ===========   ============   =============

                                                                 Supplemental Consolidating Balance Sheet Information
                                                                              June 30, 2001
                                                     ----------    -----------------------------------------------------------
                                                        Parent      Subsidiary      Subsidiary                   Consolidated
                                                       Company      Guarantors     Non-Guarantors Eliminations       Total
                                                     ----------    ------------    -------------- ------------   -------------
    Assets
    Cash and cash equivalents                             4,037           7,363          40,026              -          51,426

    Accounts receivable, net                                  -         150,016         172,593              -         322,609
    Inventories                                               -          77,129         119,287              -         196,416
    Prepaid expenses, deferred income                     5,000          43,683           9,512              -          58,195
    taxes and
        other current assets
                                                     ----------    ------------    ------------   ------------   -------------
    Total current assets                                  9,037         278,191         341,418              -         628,646

    Equipment on operating leases, net                        -          35,236          40,998              -          76,234
    Property and equipment, net                               -          59,318          14,404              -          73,722
    Intangible assets, net                                    -          74,157         162,521              -         236,678
    Investments in subsidiaries                         598,675           1,014               -       (599,689)              -
    Other assets                                          3,981          42,309        (15,939)              -          30,351
                                                     ----------    ------------    ------------   ------------   -------------
    Total assets                                        611,693         490,225         543,402       (599,689)      1,045,631
                                                     ----------    ------------    ------------   ------------   -------------

    Liabilities and shareholders' equity (deficit)
    Current maturities of long-term debt                 15,988             161           9,947              -          26,096
    and notes payable
    Accounts payable                                        184          75,234          55,359              -         130,777
    Accrued expenses and other current                   13,115          65,841         109,559          3,718         192,233
    liabilities
    Deferred revenue                                          -          18,718          21,517              -          40,235
    Due to (from) affiliates                            (47,827)        380,508        (328,899)        (3,782)              -
                                                     ----------    ------------    ------------   ------------   -------------
    Total current liabilities                           (18,540)        540,462        (132,517)           (64)        389,341

    Convertible subordinated notes                            -         200,000        (200,000)             -               -

    Long-term debt and notes payable, less              352,106             936          (4,014)             -         349,028
    current maturities
      Deferred income taxes and other long                    -         (18,436)         47,571              -          29,135
    term liabilities
                                                     ----------    ------------    ------------   ------------   -------------
     Total liabilities                                  333,566         722,962        (288,960)           (64)        767,504

     6.50% Convertible participating                    227,818               -               -              -         227,818
     shares - redeemable $1.00 stated value

     Common stock                                         5,130             258         565,483       (565,741)          5,130
     Additional paid-in-capital                         325,399         106,644         103,297       (209,941)        325,399
     Accumulated earnings (deficit)                    (180,075       (339,639)         433,616        (93,977)       (180,075)
     Accumulated other comprehensive loss              (100,145)              -        (270,034)       270,034        (100,145)
                                                     ----------    ------------    ------------   ------------   -------------
    Total shareholders'equity (deficit)                 50, 309        (232,737)        832,362       (599,625)         50,309
                                                     ----------    ------------    ------------   ------------   -------------
    Total liabilities and shareholders' equity          611,693         490,225         543,402       (599,689)      1,045,631
     (deficit)
                                                     ===========   ============    ============   ============   =============

                                                                Supplemental Consolidating Balance Sheet Information
                                                                                      March 31, 2001
                                                         -----------------------------------------------------------------------
                                                          Parent      Subsidiary      Subsidiary                   Consolidated
                                                          Company     Guarantors         Non-      Eliminations       Total
                                                                                      Guarantors
                                                         ----------   -----------    -------------- ------------   -------------
     Assets
     Cash and cash equivalents                               5,471         27,723          35,891              -          69,085
     Accounts receivable, net                                    -       171, 429         174,969              -         346,398
     Inventories                                                 -         88,287         111,236              -         199,523
     Prepaid expenses, deferred income taxes
       and other current assets                              3,350         68,285           9,391              -          81,026
     Asset of discontinue operations                             -         64,928          48,477              -         113,405
                                                         ---------    -----------    ------------   ------------   -------------
     Total current assets                                    8,821        420,652         379,964              -         809,437

     Equipment on operating leases, net                          -         39,737          54,348              -          94,085
     Property and equipment, net                                 -         58,563           7,907              -          66,470
     Goodwill                                                    -         76,664         167,507              -         244,171
     Investments in subsidiaries                           483,410          1,014               -       (484,424)
     Other non-current assets                                   78         51,658          91,477        (74,433)         68,780
                                                         ---------    -----------    ------------   ------------   -------------
     Total assets                                          492,309        648,288         701,203       (558,857)      1,282,943
                                                         =========    ===========    ============   ============   =============

     Liabilities and shareholders equity (deficit)
     Current maturieis of long-term and notes
       payable                                             464,967         44,199           8,281              -         571,447
     Account payable                                             -         83,094          53,510              -         136,604
     Accrued expenses and other current liabilities          8,793         68,062         105,604              -         182,459
     Deferred revenue                                            -         19,810          15,159              -          34,969
     Due to (from) affilities                             (339,522)       518,928        (179,406)             -               -
     Liabilities of discontinue operations                       -         10,088          12,142              -          22,230
                                                         ---------    -----------    ------------   ------------   -------------
     Total current liabilities                             134,238        744,181          15,290              -         893,709

     Due to (from) affiliates long-term                          -        200,000        (200,000)             -
     6.75% Convertible subordinated notes
       notes payable                                       200,000              -               -              -         200,000
     Long-term debt and notes payable, less current
       maturities                                                -            780             951              -           1,731
     Deferred income taxes and other long-term                   -          4,445          48,044        (23,057)         29,432
       liabilities
                                                         ---------    -----------    ------------   ------------   -------------
     Total Liabilities                                     334,238        949,406        (135,715)       (23,057)      1,124,872

     6.50% Convertible participating shares -
        redeemable                                         223,713              -               -              -         223,713

     Common Stock                                            5,130            258         565,480       (565,738)          5,130
     Additional paid-in-capital                            325,399        106,644         103,297       (209,941)        325,399
     Accumulated earnings (deficit)                       (302,619)      (408,020)        378,644         29,376        (302,619)
     Accumulated other comprehensive loss                  (93,552)             -        (210,503)       210,503         (93,552)
                                                         ---------    -----------    ------------   ------------   -------------
     Total shareholders' equity (deficit)                  (65,642)      (301,118)        836,918       (535,800)        (65,642)
                                                         ---------    -----------    ------------   ------------   -------------
     Total liabilities and shareholders' equity
       (deficit)                                           492,309        648,288         701,203       (558,857)      1,282,943
                                                         =========    ===========    ============   ============   =============
                                                                 -              -               -              -               -

                                                         Supplemental Consolidating Statement of Cash Flows
                                                                     June 30, 2001
                                                 --------------------------------------------------------------------------
                                                   Parent     Subsidiary       Subsidiary                     Consolidated
                                                  Company     Guarantors           Non-       Eliminations       Total
                                                                               Guarantors
                                                 ----------   -----------     -------------   ------------   --------------
Net cash provided (used in) by operating
     activities                                     263,973      (154,847)         (92,488)             -            16,638

Investing Activities
Capital Expenditure                                       -       (11,192)          (2,176)             -           (13,368)
Proceeds from sale of property and equipment             31             -                5              -                36
Proceeds from sale of DSI                                 -       189,561          100,439              -           290,000
                                                 ----------   -----------     ------------    -----------    --------------
   Net cash provided by investing activities             31       178,369           98,268              -           276,668

Financing Activities
Net (payment) borrowing of debt                    (248,218)      (43,882)          (3,306)             -          (295,406)
Payment of debt issue costs                         (17,161)            -                -              -           (17,161)
                                                 ----------   -----------     ------------    -----------    --------------
   Net cash used in financing activities           (265,379)      (43,882)          (3,306)             -          (312,567)
                                                 ----------   -----------     ------------    -----------    --------------
Effect of exchange rates                                (59)            -            1,661              -             1,602
                                                 ----------   -----------     ------------    -----------    --------------
Net increase (decrease) in cash and cash
     equivalents                                     (1,434)      (20,360)           4,135              -           (17,659)
Cash and cash equivalents, beginning of period        5,471        27,723           35,891              -            69,085
                                                 ----------   -----------     ------------    -----------    --------------
Cash and cash equivalents, end of period              4,037         7,363           40,026              -            51,426
                                                 ==========   ===========     ============    ===========    ==============

                                                         Supplemental Consolidating Statement of Cash Flows
                                                                         JUNE 30, 2000
                                                 --------------------------------------------------------------------------
                                                   Parent     Subsidiary      Subsidiary                      Consolidated
                                                  Company     Guarantors     Non-Guarantors   Eliminations       Total
                                                 ----------   -----------    --------------   ------------   --------------
Net cash provided by (used in) operating
     activities                                       1,988         6,088           (3,962)             -             4,113

Investing Activities
Capital expenditures                                      -        (9,630)          (9,960)             -           (19,589)
Proceeds from sale of property and equipment             31           114              271              -               416
                                                 ----------   -----------    -------------    -----------    --------------
   Net cash provided by (used in) investing
     activities                                          31        (9,515)          (9,689)             -           (19,173)
Financing Activities
Net (payment) borrowing of debt                      (3,472)          (11)           7,084              -             3,601
                                                 ----------   -----------    -------------    -----------    --------------
   Net cash provided by (used in) financing
     activities                                      (3,472)          (11)           7,084              -             3,601
                                                 ----------   -----------    -------------    -----------    --------------
Effect of exchange rates                               (946)            -            1,452                              506
                                                 ----------   -----------    -------------    -----------    --------------
Net increase (decrease) in cash and cash
     equivalents                                     (2,399)       (3,438)          (5,116)             -           (10,953)
Cash and cash equivalents, beginning of period        2,759        31,572           30,530              -            64,861
                                                 ----------   -----------    -------------    -----------    --------------
Cash and cash equivalents, end of period                360        28,134           25,414              -            53,908
                                                 ==========   ===========    =============    ===========    ==============

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



   Date:   August 20, 2001             /s/ F. Mark Wolfinger
           -----------------           --------------------------------------
                                       F. Mark Wolfinger, Executive Vice
                                       President and Chief Financial Officer
                                       (Chief Financial Officer and Principal
                                            Accounting Officer)