Form 10-K405/A
period 2001-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2001-08-21
CIK 894010

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                Amendment No. 2

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

             Masters House
          107 Hammersmith Road
         London W14 0QH England
          (Address of principal executive offices, including zip code)


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                Explanatory Note


     This second amendment to our annual report on Form 10-K for our fiscal year ended March 31, 2001 reflects changes to our annual report to shareholders and to Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative And Qualitative Disclosures About Market Risk) and Item 8 (Financial Statements And Supplementary Data) of our Form 10-K as a result of our successful completion on June 29, 2001 of our plan to reduce and refinance our indebtedness and the subsequent revisions to the report dated June 7, 2001 of our independent auditors, KPMG Audit Plc, on our financial statements for our fiscal year ended March 31, 2001. KPMG Audit Plc's report on our financial statements for the fiscal year ended March 31, 2001 originally included an explanatory paragraph regarding our need to restructure our indebtedness in order to meet our obligations and pay our indebtedness when it matured, which raised substantial doubt about our ability to continue as a going concern. Because we successfully completed our financial restructuring, KPMG Audit Plc has issued a revised report which removes the explanatory paragraph.


     Other than as described above, we have made no further changes to our Form 10-K/A filed June 27, 2001.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1. The following financial statements of the registrant included in part II, item 8, of this report are incorporated herein by reference as described in item 8:

Exhibit No.                                Description
-----------                                -----------
    13
                    Consolidated Statements of Operations--years ended March 31,
                     2001, 2000 and 1999
                    Consolidated Balance Sheets--March 31, 2001 and 2000 Consolidated Statements of Cash Flows--years ended March 31,
                     2001, 2000 and 1999
                    Consolidated Statements of Shareholders' Equity (Deficit)--
                     years ended March 31, 2001, 2000 and 1999
                    Notes to the Consolidated Financial Statements--years ended
                     March 31, 2001, 2000 and 1999
                    Independent Auditors' Report

     2. The following financial statement schedules of the registrant are included in item 14(d):

Exhibit No.                           Description
-----------                           -----------
    23
                    Independent Auditors' Report

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

 21*     List of Current Subsidiaries of the Company.

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

KPMG Audit Plc
Chartered Accountants
Registered Auditor
London, England

June 7, 2001, except as to Note 2
which is as of June 29, 2001

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

Date: August 21, 2001                     DANKA BUSINESS SYSTEMS PLC
                                          (Registrant)

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on August 21, 2001.

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