Form 10-Q
period 2001-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2001-11-14
CIK 894010

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission file number: 0-20828

                           DANKA BUSINESS SYSTEMS PLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             ENGLAND & WALES                           98-0052869
             ---------------                           ----------
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

   11201 DANKA CIRCLE NORTH        MASTERS HOUSE
   ST. PETERSBURG, FLORIDA    AND  107 HAMMERSMITH ROAD
                                   LONDON, ENGLAND W14 0QH           33716
   -------------------------------------------------------           -----
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  727-576-6003


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The registrant had 248,084,622 Ordinary Shares outstanding as of November 13, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION..............................................................................................3

   ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS..............................................................................3
     Consolidated Statement of Operations for the three months and six months ended September 30, 2001 and 2000.............3
     Condensed Consolidated Balance Sheet as of September 30, 2001 and March 31, 2001.......................................4
     Consolidated Statements of Cash Flows for the six months ended September 30, 2001 and 2000.............................5
     Consolidated Statements of Shareholders' Equity for the six months ended September 30, 2001 and 2000...................6
     Notes to Consolidated Financial Statements.............................................................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................20

PART II - OTHER INFORMATION................................................................................................27

   ITEM 1.   LEGAL PROCEEDINGS.............................................................................................27
   ITEM 2.   CHANGES IN SECURITIES.........................................................................................27
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...............................................................................27
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................28
   ITEM 5.   OTHER INFORMATION.............................................................................................29
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................................................................30

SIGNATURE..................................................................................................................31

PART I - FINANCIAL INFORMATION
Item 1 Consolidated Financial Statements

Danka Business Systems PLC
Consolidated Statement of Operations for the three months and six months ended
 September 30, 2001 and 2000
(In thousands, except per American Depositary Share ("ADS") amounts)
(Unaudited)

                                                                     For the Three Months Ended     For the Six Months Ended
                                                                    ----------------------------   ----------------------------
                                                                    September 30,  September 30,   September 30,  September 30,
                                                                        2001          2000             2001           2000
                                                                    -------------  -------------   -------------  -------------
Revenue:
Retail equipment sales                                                $ 132,028      $ 163,480      $ 265,114      $ 318,791
Retail service, supplies and rentals                                    232,298        268,735        479,826        557,968
Wholesale                                                                16,984         20,710         38,038         46,971
----------------------------------------------------------------  ---------------  -------------   -------------  -------------
Total revenue                                                           381,310        452,925        782,978        923,730
----------------------------------------------------------------  ---------------  -------------   -------------  -------------

Costs and operating expenses:
Cost of retail equipment sales                                          101,114        145,522        202,782        251,379
Retail service, supplies and rental costs                               136,975        171,403        279,830        341,914
Wholesale costs of revenue                                               13,671         17,190         30,937         39,230
Selling, general and administrative expenses                            127,433        155,127        263,131        315,331
Amortization of intangible assets                                         2,694         22,099          5,363         25,574
Restructuring charges (credits)                                          (1,992)          --           (1,992)        (8,158)
Other (income)/expense                                                   (2,799)         4,408            (96)         6,027
----------------------------------------------------------------  ---------------  -------------   -------------  -------------
Total costs and operating expenses                                      377,096        515,749        779,955        971,297
----------------------------------------------------------------  ---------------  -------------   -------------  -------------
Operating earnings (loss) from continuing operations                      4,214        (62,824)         3,023        (47,567)
Interest expense                                                        (11,053)       (19,617)       (26,924)       (45,538)
Interest income                                                             457            471          1,159          1,554
----------------------------------------------------------------  ---------------  -------------   -------------  -------------
Loss from continuing operations before income taxes                      (6,382)       (81,970)       (22,742)       (91,551)
Provision (benefit) for income taxes                                     (4,506)       (17,347)        (7,710)       (20,760)
----------------------------------------------------------------  ---------------  -------------   -------------  -------------
Loss from continuing operations before extraordinary items               (1,876)       (64,623)       (15,032)       (70,791)
Discontinued operations, net of tax                                      (1,291)         4,445        111,761          9,373
Extraordinary gain/(loss) on early retirement of debt,
  net of tax                                                               (241)          --           26,521           --
----------------------------------------------------------------  ---------------  -------------   -------------  -------------
Net (loss) earnings                                                   $  (3,408)     $ (60,178)     $ 123,250      $ (61,418)
================================================================  ===============  =============   =============  =============

Basic (loss) earnings available to common shareholders
  per ADS:
Net loss per ADS, continuing operations                               $   (0.10)     $   (1.15)     $   (0.38)     $   (1.33)
Net earnings (loss) per ADS, discontinued operations                      (0.02)          0.07           1.81           0.16
Net earnings per ADS, extraordinary item                                   --             --             0.43           --
                                                                  ---------------  -------------   -------------  -------------
Net (loss) earnings per ADS                                           $   (0.12)     $   (1.08)     $    1.86      $   (1.17)
                                                                  ===============  =============   =============  =============
Weighted average ADSs                                                    61,935         59,593         61,914         59,252

Diluted (loss) earnings available to common shareholders per ADS:
Net loss per ADS, continuing operations                               $   (0.10)     $   (1.15)     $   (0.38)     $   (1.33)
Net earnings (loss) per ADS, discontinued operations                      (0.02)          0.07           1.81           0.16
Net earnings per ADS, extraordinary item                                   --             --             0.43           --
                                                                  ---------------  -------------   -------------  -------------
Net (loss) earnings per ADS                                           $   (0.12)     $   (1.08)     $    1.86      $   (1.17)
                                                                  ===============  =============   =============  =============
Weighted average ADSs                                                    61,935         59,593         61,914         59,252

         See accompanying notes to the consolidated financial statements

Danka Business Sys PLC
Condensed Consolidated Balance Sheet as of September 30, 2001 and March 31, 2001 (In Thousands)
(Unaudited)

                                                                        September 30,      March 31,
                                                                           2001              2001
                                                                        ------------      -----------
Assets
Current assets:
Cash and cash equivalents                                               $    50,841      $    69,085
Accounts receivable, net                                                    314,271          346,398
Inventories                                                                 182,371          199,523
Prepaid expenses, deferred income taxes and other current assets             60,082           81,025
Assets of discontinued operations                                              --            113,405
----------------------------------------------------------------        -----------      -----------
Total current assets                                                        607,565          809,436

Equipment on operating leases, net                                           66,247           94,085
Property and equipment, net                                                  71,445           66,470
Intangible assets, net                                                      243,101          244,170
Other assets                                                                 39,843           68,781
----------------------------------------------------------------        -----------      -----------
Total assets                                                            $ 1,028,201      $ 1,282,942
================================================================        ===========      ===========

Liabilities and shareholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable                  $    33,455      $   517,447
Accounts payable                                                            117,419          136,604
Accrued expenses and other current liabilities                              181,862          182,459
Deferred revenue                                                             39,974           34,969
Liabilities of discontinued operations                                         --             22,230
----------------------------------------------------------------        -----------      -----------
Total current liabilities                                                   372,710          893,709

Convertible subordinated notes                                                 --            200,000
Long-term debt and notes payables, less current maturities                  341,370            1,731
Deferred income taxes and other long-term liabilities                        29,116           29,431
----------------------------------------------------------------        -----------      -----------
Total liabilities                                                           743,196        1,124,871
----------------------------------------------------------------        -----------      -----------

6.5% convertible participating shares                                       231,988          223,713
----------------------------------------------------------------        -----------      -----------

Shareholders' equity (deficit):
Ordinary shares, 1.25 pence stated value                                      5,138            5,130
Additional paid-in capital                                                  325,880          325,399
Retained earnings (accumulated deficit)                                    (187,642)        (302,619)
Accumulated other comprehensive (loss) income                               (90,359)         (93,552)
----------------------------------------------------------------        -----------      -----------
Total shareholders' equity (deficit)                                         53,017          (65,642)
----------------------------------------------------------------        -----------      -----------
Total liabilities & shareholders' equity (deficit)                      $ 1,028,201      $ 1,282,942
================================================================        ===========      ===========

         See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Consolidated Statements of Cash Flows
 for the six months ended September 30, 2001 and 2000
(In Thousands)
(Unaudited)

                                                               September 30,   September 30,
                                                                    2001           2000
                                                               -------------   -------------
Operating activities:
Net earnings (loss)                                              $ 123,250      $ (61,418)
Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities of continuing operations:
  Extraordinary gain on debt retirement                            (26,521)          --
  Net earnings and gain from sale of discontinued operations      (111,761)        (9,373)
  Depreciation and amortization                                     43,390         80,294
  Deferred income taxes                                            (10,592)       (21,119)
  Loss on sale of equipment on operating leases
   equipment on operating leases                                     5,872          5,075
  Proceeds from sale of equipment on operating leases                3,008          3,032
  Restructuring and other special charges (credits)                 (1,992)        (8,159)
  Changes in net assets and liabilities:
       Changes in net assets of discontinued operations               --           11,333
       Accounts receivable                                          32,127         42,647
       Inventories                                                  17,152         45,201
       Prepaid expenses and other current assets                     2,969         (6,943)
       Other non-current assets                                     (7,250)         8,615
       Accounts payable                                            (19,186)            44
       Accrued expenses and other current liabilities               (7,683)       (38,303)
       Deferred revenue                                              5,005         (3,234)
       Other long-term liabilities                                    (315)           350
------------------------------------------------------------     ---------      ---------
Net cash provided by operating activities                           47,473         48,042
------------------------------------------------------------     ---------      ---------

Investing activities:
   Capital expenditures                                            (21,832)       (34,692)
   Proceeds from the sale of property and equipment                    250            466
   Net proceeds from the sale of business                          273,218           --
------------------------------------------------------------     ---------      ---------
Net cash provided by (used in) investing activities                251,636        (34,226)
------------------------------------------------------------     ---------      ---------

Financing activities:
   Net payments under line of credit agreements                   (274,147)       (35,121)
   Principal payments of debt                                      (23,183)           (55)
   Payment of debt issue costs                                     (24,437)          --
------------------------------------------------------------     ---------      ---------
Net cash used in financing activities                             (321,767)       (35,176)
------------------------------------------------------------     ---------      ---------
Effect of exchange rates                                             4,414         (1,095)
------------------------------------------------------------     ---------      ---------
Net decrease in cash                                               (18,244)       (22,456)
Cash and cash equivalents, beginning of period                      69,085         64,861
------------------------------------------------------------     ---------      ---------
Cash and cash equivalents, end of period                         $  50,841      $  42,405
============================================================     =========      =========

        See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Consolidated Statements of Shareholders' Equity for the six months ended
 September 30, 2001 and 2000
(In Thousands)
(Unaudited)

                                    Number of
                                    Number of                                                    Accumulated
                                    Ordinary                                                        Other
                                     Shares                                      Retained          Compre-
                                  (4 Ordinary                   Additional       Earnings          hensive
                                  Shares Equal    Ordinary       Paid-In       (Accumulated        (Loss)
                                     1 ADS)        Shares        Capital         Deficit)          Income        Total
                                  ------------   ---------     -----------      -----------      ----------    ---------
Balances at March 31, 2001          247,571      $ 5,130       $ 325,399        $(302,619)       $ (93,552)    $ (65,642)

Net earnings                             --           --              --          123,250               --       123,250
Currency translation adjustment          --           --              --               --            3,193         3,193
                                                                                                               ---------
    Comprehensive income (loss)                                                                                  126,443
Dividends and accretion
    of participating shares              --           --              --           (8,273)              --        (8,273)
Shares issued under
    employee stock plans                514            8             481               --               --
                                                                                                                     489
---------------------------------   -------      -------       ---------        ---------        -----------    --------
Balances at September 30, 2001      248,085      $ 5,138       $ 325,880        $(187,642)       $ (90,359)     $ 53,017
=================================   =======      =======       =========        =========        ===========    ========

                                    Number of
                                    Number of                                                    Accumulated
                                    Ordinary                                                        Other
                                     Shares                                      Retained          Compre-
                                  (4 Ordinary                   Additional       Earnings          hensive
                                  Shares Equal    Ordinary       Paid-In       (Accumulated        (Loss)
                                     1 ADS)        Shares        Capital         Deficit)          Income        Total
                                  ------------   ---------     -----------      -----------      ----------    ---------
Balances at March 31, 2000          234,573      $ 4,892       $ 317,056        $ (66,226)       $ (74,722)    $ 181,000

Net loss                                 --           --              --          (61,418)              --
                                                                                                                 (61,418)
Currency translation adjustment          --           --              --               --          (16,181)      (16,181)
                                                                                                               ---------
    Comprehensive income (loss)                                                                                  (77,599)
Dividends and accretion
    of participating shares              --           --              --           (7,756)              --        (7,756)
Shares issued under
    employee stock plans              2,436          105           4,668               --               --         4,773
---------------------------------   -------      -------       ---------        ---------        ---------     ---------
Balances at September 30, 2000      237,009      $ 4,997       $ 321,724        $(135,400)       $ (90,903)    $ 100,418
=================================   =======      =======       =========        =========        =========     =========

Danka Business Systems PLC
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

         The accompanying condensed consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three months and six months ended September 30, 2001 and 2000, the consolidated statements of cash flows for the six months ended September 30, 2001 and 2000, and the consolidated statement of shareholders' equity for the six months ended September 30, 2001 and 2000, are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report contained in Form 10-K/A for the year ended March 31, 2001. Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2.  Restructuring Charges (Credits)

Fiscal 2001 Charge:

         Beginning at the end of the fourth quarter of fiscal year 2001, we proceeded with a series of changes to our senior management team. The hiring of a new Chief Executive Officer in March of 2001 was the first in a series of changes. Upon completion of the financial restructuring plan at the end of the first quarter of fiscal year 2002, the Company made additional significant changes to its senior management team including the hiring of a new Chief Operating Officer of International, a new Chief Operating Officer of our Canadian, Latin American and Asian Pacific region and a new Chief Operating Officer of our U.S. Office Imaging business unit. The Company's new management team reviewed the existing restructuring plan and as a result of changing business conditions in the U.S. and Europe and revisions to our business strategies, the decision was reached to modify the 2001 restructuring plan in the current quarter. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions, the Company reversed $9.4 million of severance and facility restructuring reserves in the second quarter of fiscal year 2002.

         The fiscal 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,200 positions worldwide. However, as a result of the changes in senior management discussed above, and higher than anticipated employee attrition, it was determined that $7.0 million of the severance reserve would not be required. Cash outlays related to these reductions during the six months ended September 30, 2001 totaled $4.6 million. We expect to complete the remaining workforce reductions by the third quarter of fiscal year 2002.

         The 2001 restructuring charge also included $5.7 million for future lease obligations on facility closures and exit costs. We identified 50 facilities to be closed and/or consolidated with other Danka facilities. In the fourth quarter of fiscal year 2001 we determined that 10 of the facilities previously identified for closure would remain open because of changes in our business plan and accordingly reversed $1.4 million of reserves. In the current quarter as a result of the senior management changes discussed above, we determined that an additional $2.4 million of facility reserves would not be required. Cash outlays for the remaining facilities during the six months ended September 30, 2001 totaled $0.6 million. The remaining lease obligations related to these facility closures are expected to be substantially completed during fiscal year 2002. The following table summarizes the fiscal 2001 restructuring charge:

2001 Restructuring Charge:

                                                Reserves at                Other      Reserve at
                                                 March 31,     Cash       Non-Cash   September 30,
(in 000's)                                          2001      Outlays      Changes       2001
                                                -----------   -------     --------   -------------
Severance                                         $16,743     $(4,584)     $(6,996)     $ 5,163
Future lease obligations on facility closures
   and other exit costs                             4,172        (574)      (2,370)       1,228
                                                  -------     -------      -------      -------
Total                                             $20,915     $(5,158)     $(9,366)     $ 6,389
                                                  =======     =======      =======      =======

Fiscal 2002 Charge:

         The Company recorded a pre-tax restructuring charge of $7.4 million during the second quarter of fiscal 2002. The restructuring charge included $1.3 million related to severance for a reduction of 123 positions in its U.S. sales force. We expect these reductions should be completed by the fourth quarter of fiscal 2002. Cash outlays for the reductions during the six months ended September 30, 2001 totaled $0.6 million. The restructuring charge also included $6.1 million for future lease obligations on approximately 39 facilities that will be vacated by fiscal year end. Cash outlays for the remaining facilities during the six months ended September 30, 2001 totaled $0.4 million. The following table summarizes the fiscal 2002 restructuring charge:

2002 Restructuring Charge:

                                               Total Fiscal             Other     Reserve at
                                                   2002       Cash     Non-Cash  September 30,
(in 000's)                                        Expense    Outlays   Changes      2001
                                               ------------  -------   --------  -------------
Severance                                         $1,300     $ (591)     --        $  709
Future lease obligations on facility closures      6,074       (400)     --         5,674
                                                  ------     ------      --        ------
Total                                             $7,374     $ (991)     --        $6,383
                                                  ======     ======      ==        ======

Note 3.  Discontinued Operation

         On June 29, 2001, we completed the sale of Danka Services International ("DSI") to Pitney Bowes Inc. for $290 million in cash, pursuant to an asset purchase agreement dated April 9, 2001. DSI was our facilities management and outsourcing business. Our shareholders approved the sale at an extraordinary general meeting on June 29, 2001. We also entered into agreements to provide services and supplies to Pitney Bowes on a worldwide basis for an initial term of two years.

         An escrow account of $5 million of the DSI purchase price has been set aside. The purchase price is subject to an adjustment depending on the value of DSI's net assets as of the closing of the sale. If the value of DSI's net assets as of the closing date (as determined by reference to an audited balance sheet for DSI that we must prepare and provide to Pitney Bowes) exceeds $81.7 million, Pitney Bowes will pay us an amount equal to the excess on a dollar-for-dollar basis and the $5 million in escrow will be released to us. If the value of DSI's net assets as of the closing date is less than $81.7 million, an amount equal to the shortfall will be paid to Pitney Bowes on a dollar-for-dollar basis from the escrow account and, if the amount of the escrow account is insufficient to meet the shortfall, we will pay the difference to Pitney Bowes. Any money remaining in the escrow account following payment of any shortfall to Pitney Bowes will be released to us.

         The sale of DSI resulted in a gain, subject to final post-closing adjustments, for the six months ended September 30, 2001 of $107.7 million after income taxes of $69.7 million. For the three months ended September 30, 2001, we incurred an additional $1.2 million of net purchase price adjustments and expenses related to the sale of DSI. Assets and liabilities of DSI at March 31, 2001, have been segregated in the condensed consolidated balance sheets. A summary of the operating results of discontinued operations is as follows:


(in 000's)                                      For the three months ended     For the six months ended
                                               September 30,  September 30,  September 30,  September 20,
(in 000's)                                         2001           2000          2001           2000
                                               -------------  -------------  -------------  -------------
Revenue                                          $   --        $ 75,715       $ 74,234       $145,122

Earnings before income taxes                     $   --        $  7,916       $  6,664       $ 15,726
Provision for income taxes                             85         3,471          2,559          6,353
                                                 --------      --------       --------       --------

Net earnings/(loss) from discontinued                 (85)        4,445          4,105          9,373
operations
Gain/(loss) from sale of discontinued
operations after income taxes (benefits)
    of ($4.1) and $69.7 million, respectively      (1,206)         --          107,656           --
                                                 --------      --------       --------       --------

Discontinued operations, net of tax              $ (1,291)     $  4,445       $111,761       $  9,373
                                                 ========      ========       ========       ========

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

         The exchange offer was accounted for as a troubled debt restructuring and resulted in an extraordinary gain of $26.5 million after income taxes of $11.4 million.

         In addition, on June 29, 2001, we entered into an amended and restated senior credit facility with our existing senior bank lenders to provide us with financing through March 31, 2004. The facility, which consists of a $100 million revolver, a $190 million term loan and $30 million letters of credit commitments, is an amendment and restatement of our previous credit agreement. The term component of the facility requires principal installments aggregating $5.0 million in fiscal year 2002, $16.0 million in fiscal year 2003, and $24.0 million in fiscal year 2004, with payment due in full on March 31, 2004. Interest on the revolver and term loan components of the new facility are at LIBOR plus 5% or base rate plus 4%. The interest rate will increase by 0.5% on December 29, 2001, June 29, 2002 and quarterly thereafter.

         Our indebtedness under the new facility is secured by substantially all of our assets in the United States, Canada, United Kingdom, Netherlands, and Germany. The new facility contains negative and affirmative covenants which place restrictions on us regarding the disposition of assets, capital expenditures, additional indebtedness and permitted liens, prohibit the payment of dividends (other than payment-in-kind dividends on our participating shares). The new facility requires that we comply with minimum levels of adjusted consolidated net worth, cumulative EBITDA, a ratio of consolidated EBITDA to interest expense, and a limitation on the maximum levels of capital expenditures, each as defined in the credit facility. We were in compliance with all of the applicable covenants as of September 30, 2001.

         We incurred $11.2 million in bank fees and $4.8 million in third party fees relating to the new facility. These fees will be amortized over the term of the new facility. We are also required to pay our banks a fee equal to 1.5% of the then total commitments on June 29, 2002 and a fee equal to 4.0% of the then total commitments on June 29, 2003.

Note 5.  Earnings Per Share

         The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS computations for the three and six months ended September 30, 2001 and 2000:

                                               For the three months ended                 For the three months ended
                                                   September 30, 2001                         September 30, 2000
                                       ------------------------------------------- ------------------------------------------
                                         Earnings                                     Earnings
                                        (loss) from                                 (loss) from
                                        Continuing                                   Continuing
                                         Operations        Shares      Per-share     Operations        Shares      Per-share
 (In 000's except per share amounts)    (Numerator)    (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                                       --------------- --------------- ----------- --------------- --------------- -----------
Basic loss available to
    common shareholders pre ADS:

Net loss form continuing operations
    Before extraordinary items           $ (1,876)                                  $ (64,623)

    Dividends and accretion on
        participating shares               (4,199)                                     (3,957)
                                         --------                                  ----------

    Loss                                   (6,075)        61,935        $ (0.10)      (68,580)        59,593        $ (1.15)
                                                                        =======                                     =======
Effect of dilutive securities:
    Stock options                             --             --                           --             --
                                         --------         ------                    ---------         ------

Diluted loss available to
    common shareholders per ADS:

    Loss                                 $ (6,075)        61,935        $ (0.10)    $ (68,580)        59,593        $ (1.15)
                                         ========         ======        =======     =========         ======        =======

                                                For the six months ended                   For the six months ended
                                                   September 30, 2001                         September 30, 2000
                                       ------------------------------------------- ------------------------------------------
                                         Earnings                                     Earnings
                                        (loss) from                                 (loss) from
                                        Continuing                                   Continuing
                                         Operations        Shares      Per-share     Operations        Shares      Per-share
 (In 000's except per share amounts)    (Numerator)    (Denominator)     Amount     (Numerator)    (Denominator)     Amount
                                       --------------- --------------- ----------- --------------- --------------- -----------
Net loss form continuing operations
    Before extraordinary items           $(15,032)                                  $ (70,791)

Basic loss available to common
    shareholders pre ADS:
    Dividends and accretion on
       participating shares                (8,336)                                     (7,859)
                                         --------                                   ---------

    Loss                                  (23,368)        61,914        $ (0.38)      (78,650)        59,252        $(1.33)
                                                                        =======                                     =======
Effect of dilutive securities:
    Stock options                             --             --                           --             --
                                         --------         ------                    ---------         ------

Diluted loss available to
    common shareholders per ADS:

    Loss                                 $(23,368)        61,914        $ (0.38)    $ (78,650)        59,252        $(1.33)
                                         ========         ======        =======     =========         ======        =======

         The effect of our 6.75% convertible subordinated notes and our 6.5% senior convertible participating shares are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2001 and 2000 because they are not dilutive.

Note 6.  Segment Reporting

         Our reportable segments are Danka Americas and Danka International. Our reportable segments do not include the discontinued operations of DSI. Danka Americas distributes photocopiers, facsimiles and other related office imaging equipment together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. Danka International distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and other related office imaging equipment and supplies on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional operations in Australia. We measure segment performance as earnings from operations, which is defined as earnings before interest expense and income taxes, as shown on our consolidated statements of operations. Other items, which includes Corporate Headquarters expenses and eliminations, are shown for purposes of reconciling to our total consolidated amounts as shown in the following tables (which have been restated to reflect our reportable segments) for the three months and six months ended September 30, 2001 and 2000:

                                                          Danka            Danka     Consolidated
                                                         Americas      International     Other         Total
Three Months Ended September 30                            $000            $000          $000          $000
---------------------------------------------------      ---------     ------------- ------------    ---------
2001
Total revenue                                            $ 238,848      $ 142,462          --        $ 381,310

Operating earnings (loss) from continuing operations        (1,880)           309     $   5,785          4,214
Interest expense                                              --             --          11,053         11,053
Provision (benefit) for income taxes                          --             --          (4,506)        (4,506)
Earnings (loss) from continuing operations, before
    extraordinary items                                                                                 (1,876)

2000
Total revenue                                              295,451        167,161        (9,687)       452,925

Operating earnings (loss) from continuing operations        (5,648)         4,254       (61,430)       (62,824)
Interest expense                                              --             --          19,617         19,617
Provision (benefit) for income taxes                          --             --         (17,347)       (17,347)
Earnings (loss) from continuing operations, before
    extraordinary items                                                                                (64,623)

                                                          Danka            Danka     Consolidated
                                                         Americas      International     Other         Total
Three Months Ended September 30                            $000            $000          $000          $000
---------------------------------------------------      ---------     ------------- ------------    ---------
2001
Total revenue                                            $ 495,620      $ 294,075        (6,717)     $ 782,978

Operating earnings (loss) from continuing operations         3,176          3,771        (3,924)         3,023
Interest expense                                              --             --          26,924         26,924
Provision (benefit) for income taxes                          --             --          (7,710)        (7,710)
Earnings (loss) from continuing operations, before
    extraordinary items                                                                                (15,032)

2000
Total revenue                                              595,422        337,930        (9,622)       923,730

Operating earnings (loss) from continuing operations         1,318          6,562       (55,447)       (47,567)
Interest expense                                              --             --          45,538         45,538
Provision (benefit) for income taxes                          --             --         (20,760)       (20,760)
Earnings (loss) from continuing operations, before
    extraordinary items                                                                                (70,791)

Note 7.  New Accounting Pronouncements

Goodwill and Other Intangible Assets:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which will be effective for the first quarter of our fiscal year 2003. Statement No. 142 establishes accounting and reporting requirements for goodwill and other intangible assets, and modifies disclosures previously required under other accounting standards. We have not yet evaluated what impact the adoption of this new statement may have on our results of operation, financial position, or liquidity.

Other New Accounting Standards

         SFAS No. 143, "Accounting for Asset Retirement Obligations", requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after December 15, 2002. We do not expect a material impact from this Statement on our consolidated financial statements.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We do not expect a material impact from this Statement on our consolidated financial statements.

Note 8.  Supplemental Consolidating Financial Data for Subsidiary Guarantors

         On June 29, 2001, we completed an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002. We issued new zero coupon senior subordinated notes due April 1, 2004 as consideration. The new zero coupon senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by our 100% owned subsidiaries, Danka Holding Company and Danka Office Imaging Company (collectively, the "Subsidiary Guarantors"). The Subsidiary Guarantors represent substantially all of our operations conducted in the United States of America.

         The following supplemental consolidating financial data includes the combined Subsidiary Guarantors. Management believes separate complete financial statements of the respective Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restriction on the ability of investors or creditors to obtain access to its assets in the event of default on the guarantee other than subordination of the guarantee to our senior indebtedness. The indenture governing the new zero coupon senior subordinated notes contains limitations on the amount of additional indebtedness, including senior indebtedness that we may incur.

         We account for investment in subsidiaries on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are therefore reflected in Danka Business Systems PLC's ("Parent Company") investment in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                                                        Supplemental Consolidating Statement of Operation
                                                                                   For the Three Months Ended
                                                                                       September 30, 2001
                                                                --------------------------------------------------------------------
                                                                                           Subsidiary
                                                                 Parent     Subsidiary        Non-                     Consolidated
                                                                 Company    Guarantors     Guarantors     Eliminations    Total
                                                                ---------   ----------     ----------     ------------ ------------
Revenue:
Retail equipment sales                                          $    --      $  73,434      $  58,594      $    --      $ 132,028
Retail service, supplies and rentals                                 --        140,304         91,994           --        232,298
Wholesale                                                            --           --           16,984           --         16,984
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Total revenue                                                        --        213,738        167,572           --        381,310
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------

Costs and operating expenses
Cost of retail equipment sales                                       --         60,350         40,764           --        101,114
Retail service, supplies and rental costs                            --         76,105         60,870           --        136,975
Wholesale costs of revenue                                           --           --           13,671           --         13,671
Selling, general and administrative expenses                          919       78,304         48,210           --        127,433
Amortization of intangible assets                                    --            945          1,749           --          2,694
Restructuring charges (credits)                                      --         (1,992)          --             --         (1,992)
Equity (income)/loss                                               21,731         --             --          (21,731)        --
Other (income)/expense                                             (3,611)         923            158           (269)      (2,799)
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Total costs and operating expenses                                 19,039      214,635        165,422        (22,000)     377,096
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Operating earnings (loss) from continuing operations              (19,039)        (897)         2,150         22,000        4,214
Interest expense                                                    4,890      (19,131)        84,123        (80,936)     (11,053)
Interest income                                                    13,149          141        (93,767)        80,935          457
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Loss from continuing operations before income taxes                (1,000)     (19,887)        (7,494)        21,999       (6,382)
Provision (benefit) for income taxes                                2,167       (6,339)            43           (377)      (4,506)
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Loss from continuing operations before extra-ordinary items        (3,167)     (13,548)        (7,537)        22,376       (1,876)
Discontinued operations, net of tax                                  --           --           (1,291)          --         (1,291)
Extraordinary gain early retirement of debt, net of tax              (241)        --             --             --           (241)
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Net (loss) earnings                                             $  (3,408)   $ (13,548)     $  (8,828)     $  22,376    $  (3,408)
===========================================================     =========    =========      =========      =========    =========

                                                                        Supplemental Consolidating Statement of Operation
                                                                                   For the Three Months Ended
                                                                                       September 30, 2000
                                                                --------------------------------------------------------------------
                                                                                           Subsidiary
                                                                 Parent     Subsidiary        Non-                     Consolidated
                                                                 Company    Guarantors     Guarantors     Eliminations    Total
                                                                ---------   ----------     ----------     ------------ ------------
Revenue:
Retail equipment sales                                          $    --      $  94,877      $  68,603      $    --       $ 163,480
Retail service, supplies and rentals                                 --        159,622        109,113           --         268,735
Wholesale                                                            --           --           20,710           --          20,710
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Total revenue                                                        --        254,499        198,426           --         452,925
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------

Costs and operating expenses
Cost of retail equipment sales                                       --         74,406         71,116           --         145,522
Retail service, supplies and rental costs                            --         89,590         81,813           --         171,403
Wholesale costs of revenue                                           --           --           17,190           --          17,190
Selling, general and administrative expenses                         --         97,976         57,151           --         155,127
Amortization of intangible assets                                    --          1,126         20,973           --          22,099
Restructuring charges (credits)                                      --            532           (532)          --            --
Equity (income)/loss                                               65,940         --             --          (65,940)         --
Other (income)/expense                                                 (1)        --            4,409           --           4,408
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Total costs and operating expenses                                 65,939      263,630        252,120        (65,940)      515,749
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Operating earnings (loss) from continuing operations              (65,939)      (9,131)       (53,694)        65,940       (62,824)
Interest expense                                                     --        (20,661)        77,746        (76,702)      (19,617)
Interest income                                                      --            (70)        26,010        (25,469)          471
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Loss from continuing operations before income taxes               (65,939)     (29,862)        50,062        (36,231)      (81,970)
Provision (benefit) for income taxes                               (5,761)      (4,785)       (13,545)         6,744       (17,347)
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Loss from continuing operations before extra-ordinary items       (60,178)     (25,077)        63,607        (42,975)      (64,623)
Discontinued operations, net of tax                                  --          3,422          1,023           --           4,445
Extraordinary gain early retirement of debt, net of tax              --           --             --             --            --
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Net (loss) earnings                                             $ (60,178)   $ (21,655)     $  64,630      $ (42,975)    $ (60,178)
===========================================================     =========    =========      =========      =========     =========

                                                                        Supplemental Consolidating Statement of Operation
                                                                                    For the Six Months Ended
                                                                                       September 30, 2001
                                                                --------------------------------------------------------------------
                                                                                           Subsidiary
                                                                 Parent     Subsidiary        Non-                     Consolidated
                                                                 Company    Guarantors     Guarantors     Eliminations    Total
                                                                ---------   ----------     ----------     ------------ ------------
Revenue:
Retail equipment sales                                          $    --      $ 145,547      $ 119,567      $    --       $ 265,114
Retail service, supplies and rentals                                 --        289,267        190,559           --         479,826
Wholesale                                                                                      38,038                       38,038
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Total revenue                                                        --        434,814        348,164           --         782,978
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------

Costs and operating expenses
Cost of retail equipment sales                                       --        118,712         84,070           --         202,782
Retail service, supplies and rental costs                            --        154,236        125,594           --         279,830
Wholesale costs of revenue                                                                     30,937                       30,937
Selling, general and administrative expenses                        2,067      164,586         96,478           --         263,131
Amortization of intangible assets                                    --          1,891          3,472           --           5,363
Restructuring charges (credits)                                      --         (1,992)          --             --          (1,992)
Equity (income)/loss                                             (100,242)        --             --          100,242          --
Other (income)/expense                                             (4,990)       1,636          2,148          1,110           (96)
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Total costs and operating expenses                               (103,165)     439,069        342,699        101,352       779,955
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Operating earnings (loss) from continuing operations              103,165       (4,255)         5,465       (101,352)        3,023
Interest expense                                                  (22,910)     (39,148)        79,560        (44,426)      (26,924)
Interest income                                                    27,387          760        (71,414)        44,426         1,159
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Loss from continuing operations before income taxes               107,642      (42,643)        13,611       (101,352)      (22,742)
Provision (benefit) for income taxes                                2,205      (13,691)         4,153           (377)       (7,710)
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Loss from continuing operations before extra-ordinary items       105,437      (28,952)         9,458       (100,975)      (15,032)
Discontinued operations, net of tax                                (8,708)      83,784         36,685           --         111,761
Extraordinary gain early retirement of debt, net of tax            26,521         --             --             --          26,521
-----------------------------------------------------------     ---------    ---------      ---------      ---------     ---------
Net (loss) earnings                                             $ 123,250    $  54,832      $  46,143      $(100,975)    $ 123,250
===========================================================     =========    =========      =========      =========     =========

                                                                        Supplemental Consolidating Statement of Operation
                                                                                    For the Six Months Ended
                                                                                       September 30, 2000
                                                                --------------------------------------------------------------------
                                                                                           Subsidiary
                                                                 Parent     Subsidiary        Non-                     Consolidated
                                                                 Company    Guarantors     Guarantors     Eliminations    Total
                                                                ---------   ----------     ----------     ------------ ------------
Revenue:
Retail equipment sales                                          $    --      $ 191,623      $ 127,168      $    --      $ 318,791
Retail service, supplies and rentals                                 --        331,482        226,486           --        557,968
Wholesale                                                                                      46,971                      46,971
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Total revenue                                                        --        523,105        400,625           --        923,730
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------

Costs and operating expenses
Cost of retail equipment sales                                       --        140,680        110,699           --        251,379
Retail service, supplies and rental costs                            --        187,742        154,172           --        341,914
Wholesale costs of revenue                                                                     39,230                      39,230
Selling, general and administrative expenses                        1,073      198,484        115,774           --        315,331
Amortization of intangible assets                                    --          2,280         23,294           --         25,574
Restructuring charges (credits)                                      --         (4,520)        (3,638)          --         (8,158)
Equity (income)/loss                                               44,484         --             --          (44,484)        --
Other (income)/expense                                              1,921         --            6,028         (1,922)       6,027
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Total costs and operating expenses                                 47,478      524,666        445,559        (46,406)     971,297
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Operating earnings (loss) from continuing operations              (47,478)      (1,561)       (44,934)        46,406      (47,567)
Interest expense                                                  (23,275)     (43,495)        72,318        (51,086)     (45,538)
Interest income                                                     3,612        1,013         48,015        (51,086)       1,554
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Loss from continuing operations before income taxes               (67,141)     (44,043)        75,398        (55,765)     (91,551)
Provision (benefit) for income taxes                               (5,723)      (9,409)        (6,113)           485      (20,760)
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Loss from continuing operations before extra-ordinary items       (61,418)     (34,634)        81,511        (56,250)     (70,791)
Discontinued operations, net of tax                                  --          6,803          2,570           --          9,373
Extraordinary gain early retirement of debt, net of tax              --           --             --             --           --
-----------------------------------------------------------     ---------    ---------      ---------      ---------    ---------
Net (loss) earnings                                             $ (61,418)   $ (27,831)     $  84,081      $ (56,250)   $ (61,418)
===========================================================     =========    =========      =========      =========    =========

                                                                    Supplemental Consolidating Balance Sheet Information
                                                                                   September 30, 2001
                                                            --------------------------------------------------------------------
                                                                                         Subsidiary
                                                             Parent        Subsidiary        Non-                     Consolidated
                                                             Company       Guarantors     Guarantors   Eliminations      Total
                                                            ---------      ----------     ----------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents                                   $  15,952      $  (3,914)     $  38,803      $    --        $   50,841
Accounts receivable, net                                         --          149,302        164,969           --           314,271
Inventories                                                      --           71,975        110,396           --           182,371
Prepaid expenses, deferred income taxes and other
   current assets                                               5,215         40,417         14,450           --            60,082
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total current assets                                           21,167        257,780        328,618           --           607,565

Equipment on operating leases, net                               --           29,907         36,340           --            66,247
Property and equipment, net                                      --           59,036         12,409           --            71,445
Intangible assets, net                                           --           96,922        146,179           --           243,101
Investment in Subsidiaries                                    576,944          1,014           --         (577,958)           --
Other assets                                                   15,554         50,060        (25,771)          --            39,843
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total assets                                                $ 613,665      $ 494,719      $ 497,775      $(577,958)     $1,028,201
==========================================================  =========      =========      =========      =========      ==========

Liabilities and shareholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable      $  28,988      $     161      $   4,306      $    --        $   33,455
Accounts payable                                                1,736         66,669         49,014           --           117,419
Accrued expenses and other current liabilities                  4,770         76,033         97,338          3,721         181,862
Deferred revenue                                                 --           18,376         21,598           --            39,974
Due to/(from) affiliate                                       (45,943)       365,845       (316,117)        (3,785)           --
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total current liabilities                                     (10,449)       527,084       (143,861)           (64)        372,710
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------

Due to/(from) affiliates - long-term                                         200,000       (200,000)          --
Convertible subordinated notes                                                                                                --
Long-term debt and notes payables, less current maturities    339,114            931          1,325           --           341,370
Deferred income taxes and other long-term liabilities            --           12,988         16,128           --            29,116
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total liabilities                                             328,665        741,003       (326,408)           (64)        743,196
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------

6.5% convertible participating shares                         231,988           --             --             --           231,988
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------

Shareholders' equity (deficit):
Ordinary shares, 1.25 pence stated value                        5,138            258        565,483       (565,741)          5,138
Additional paid-in capital                                    325,880        106,644        103,297       (209,941)        325,880
Retained earnings (accumulated deficit)                      (187,642)      (353,186)       424,786        (71,600)       (187,642)
Accumulated other comprehensive (loss) income                 (90,359)          --         (269,388)       269,388         (90,359)
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total shareholders' equity (deficit)                           53,017       (246,284)       824,178       (577,894)         53,017
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total liabilities & shareholders' equity (deficit)          $ 613,670      $ 494,719      $ 497,770      $(577,958)     $1,028,201
==========================================================  =========      =========      =========      =========      ==========

                                                                    Supplemental Consolidating Balance Sheet Information
                                                                                     March 31, 2001
                                                            --------------------------------------------------------------------
                                                                                         Subsidiary
                                                             Parent        Subsidiary        Non-                     Consolidated
                                                             Company       Guarantors     Guarantors   Eliminations      Total
                                                            ---------      ----------     ----------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents                                   $   5,471      $  27,723      $  35,891      $    --        $   69,085
Accounts receivable, net                                                     171,429        174,969           --           346,398
Inventories                                                                   88,287        111,236           --           199,523
Prepaid expenses, deferred income taxes and other
   current assets                                               3,350         68,284          9,391           --            81,025
Assets of discontinued operations                                --           64,928         48,477           --           113,405
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total current assets                                            8,821        420,651        379,964           --           809,436

Equipment on operating leases, net                                            39,737         54,348           --           94,085
Property and equipment, net                                                   58,563          7,907           --           66,470
Intangible assets, net                                                        76,664        167,506           --          244,170
Investment in subsidiaries                                    483,410          1,014           --         (484,424)           --
Other assets                                                       78         51,658         91,478        (74,433)         68,781
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total Assets                                                $ 492,309      $ 648,287      $ 701,203      $(558,857)     $1,282,942
==========================================================  =========      =========      =========      =========      ==========

Liabilities and shareholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable      $ 464,967      $  44,199      $   8,281      $    --        $  517,447
Accounts payable                                                              83,094         53,510           --           136,604
Accrued expenses and other current liabilities                  8,793         68,060        105,606           --           182,459
Deferred revenue                                                              19,810         15,159           --            34,969
Due to/(from) Affiliates                                     (339,522)       518,928       (179,406)          --              --
Liabilities of discontinued assets                               --           10,088         12,142           --            22,230
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total current liabilities                                     134,238        744,179         15,292           --           893,709

Due to/(from) affiliates - long-term                                         200,000       (200,000)          --
Convertible subordinated notes                                200,000                          --             --           200,000
Long-term debt and notes payables, less current maturities                       780            951           --            1,731
Deferred income taxes and other long-term liabilities                          4,445         48,043        (23,057)        29,431
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total liabilities                                             334,238        949,404       (135,714)       (23,057)      1,124,871
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------

6.5% convertible participating shares                         223,713           --             --             --           223,713
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------

Shareholders' equity (deficit):
Ordinary shares, 1.25 pence stated value                        5,130            258        565,480       (565,738)          5,130
Additional paid-in capital                                    325,399        106,644        103,297       (209,941)        325,399
Retained earnings (accumulated deficit)                      (302,619)      (408,020)       378,644         29,376        (302,619)
Accumulated other comprehensive (loss) income                 (93,552)          --         (210,503)       210,503         (93,552)
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total shareholders' equity (deficit)                          (65,642)      (301,118)       836,918       (535,800)        (65,642)
----------------------------------------------------------  ---------      ---------      ---------      ---------      ----------
Total liabilities & shareholders' equity (deficit)          $ 492,309      $ 648,286      $ 701,204      $(558,857)     $1,282,942
==========================================================  =========      =========      =========      =========      ==========

                                                               Supplemental Consolidating Statement of Cash Flows
                                                                            For the Six Months Ended
                                                                                September 30, 2001
                                                       --------------------------------------------------------------------
                                                                                    Subsidiary
                                                        Parent        Subsidiary        Non-                     Consolidated
                                                        Company       Guarantors     Guarantors   Eliminations      Total
                                                       ---------      ----------     ----------   ------------   ------------
Net cash provided by (used in) operating activities     $ 284,318      $(150,224)     $ (86,621)        $--        $  47,473

Investing activities
Capital expenditures                                         --          (16,168)        (5,664)         --          (21,832)
Proceeds from sale of property and equipment                 --               51            199          --              250
Proceeds from sale of business                               --          178,591         94,627          --          273,218
---------------------------------------------------     ---------      ---------      ---------         ---        ---------
Net cash provided by (used in) investing activities          --          162,474         89,162          --          251,636
---------------------------------------------------     ---------      ---------      ---------         ---        ---------

Financing activities
Net (payment) borrowing of debt                          (249,842)       (43,887)        (3,601)         --         (297,330)
Payment of debt issue costs                               (24,437)                                                   (24,437)
---------------------------------------------------     ---------      ---------      ---------         ---        ---------
Net cash provided by (used in) financing activities      (274,279)       (43,887)        (3,601)         --         (321,767)
---------------------------------------------------     ---------      ---------      ---------         ---        ---------
Effect of exchange rates                                      442           --            3,972          --            4,414
---------------------------------------------------     ---------      ---------      ---------         ---        ---------
Net increase (decrease) in cash                            10,481        (31,637)         2,912          --          (18,244)
Cash and cash equivalents, beginning of period              5,471         27,723         35,891          --           69,085
---------------------------------------------------     ---------      ---------      ---------         ---        ---------
Cash and cash equivalents, end of period                $  15,952      $  (3,914)     $  38,803         $--        $  50,841
===================================================     =========      =========      =========         ===        =========

                                                               Supplemental Consolidating Statement of Cash Flows
                                                                            For the Six Months Ended
                                                                                September 30, 2000
                                                       --------------------------------------------------------------------
                                                                                      Subsidiary
                                                        Parent        Subsidiary          Non-                      Consolidated
                                                        Company       Guarantors       Guarantors    Eliminations      Total
                                                       ---------      ----------       ----------    ------------   ------------
Net cash provided by (used in) operating activities     $ 63,847      $(25,966)       $ 10,161          $--        $ 48,042

Investing activities
Capital expenditures                                        --         (18,428)        (16,264)          --         (34,692)
Proceeds from sale of property and equipment                --             114             352           --             466
Proceeds from sale of business                              --            --              --             --
---------------------------------------------------     --------      --------        --------          ---        --------
Net cash provided by (used in) investing activities         --         (18,314)        (15,912)          --         (34,226)
---------------------------------------------------     --------      --------        --------          ---        --------

Financing activities
Net (payment) borrowing of debt                          (66,383)       21,125          10,082           --         (35,176)
Payment of debt issue costs
---------------------------------------------------     --------      --------        --------          ---        --------
Net cash provided by (used in) financing activities      (66,383)       21,125          10,082           --         (35,176)
---------------------------------------------------     --------      --------        --------          ---        --------
Effect of exchange rates                                    (167)                         (928)                      (1,095)
---------------------------------------------------     --------      --------        --------          ---        --------
Net increase (decrease) in cash                           (2,703)      (23,155)          3,402           --         (22,456)
Cash and cash equivalents, beginning of period             2,759        31,572          30,530           --          64,861
---------------------------------------------------     --------      --------        --------          ---        --------
Cash and cash equivalents, end of period                $     56      $  8,417        $ 33,932          $--        $ 42,405
===================================================     ========      ========        ========          ===        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We are one of the world's largest suppliers of photocopiers and office imaging equipment. We primarily market these products and photocopier services, parts and supplies direct to customers in approximately 30 countries. Canon, Heidelberg, NexPress, Ricoh and Toshiba manufacture most of the products that we distribute. Throughout Europe, we also market private label photocopiers, facsimile machines and related supplies directly to customers under our Infotec trademark. In addition, we market photocopiers and related parts and supplies on a wholesale basis to independent dealers through our international operations.

         On June 29, 2001 we completed a three part financial restructuring plan that reduced and refinanced our indebtedness to provide us with liquidity on a long-term basis. The three parts of the plan were:

         o        the sale of our Danka Services International ("DSI") business,
         o an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002, and
         o        the refinancing of our senior bank debt.

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

         We refinanced the remaining balance of our senior bank debt through an amended and restated credit facility with our existing senior bank lenders. The facility consists of a $100.0 million revolver, a $190.0 million term loan and $30.0 million of letters of credit commitments.

Results of Continuing Operations

         The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in the our consolidated statements of operations:

                                                             Three Months Ended           Six Months Rnded
                                                                September 30,               September 30,
                                                           ---------------------        --------------------
                                                            2001            2000         2001           2000
                                                           -----           -----        -----          -----
Revenue:
   Retail equipment sales                                   34.6 %          36.1 %       33.9 %         34.5 %
   Retail service, supplies and rentals                     60.9            59.3         61.3           60.4
   Wholesale                                                 4.5             4.6          4.8            5.1
-----------------------------------------------------      -----           -----        -----          -----
Total Revenue                                              100.0           100.0        100.0          100.0
-----------------------------------------------------      -----           -----        -----          -----
Cost of Revenue                                             66.0            73.8         65.6           68.5
Gross Profit                                                34.0            26.2         34.4           31.5
Selling, general and administrative expenses                33.4            34.3         33.6           34.1
Amortization of intangible assets                            0.7             4.9          0.7            2.8
Restructuring charges (credits)                             (0.5)              -         (0.3)          (0.9)
Other expense                                               (0.7)            0.8            -            0.7
-----------------------------------------------------      -----           -----        -----          -----
Operating earnings (loss) from continuing operations         1.1           (13.8)         0.4           (5.2)
Interest expense                                            (2.9)           (4.4)        (3.4)          (4.9)
Interest income                                              0.1             0.1          0.1            0.2
-----------------------------------------------------      -----           -----        -----          -----
Loss from continuing operations before income taxes         (1.7)          (18.1)        (2.9)          (9.9)
Provision (benefit) for income taxes                        (1.2)           (3.8)        (1.0)          (2.2)
-----------------------------------------------------      -----           -----        -----          -----
Loss from continuing operations before extra-ordinary
   items                                                    (0.5)          (14.3)        (1.9)          (7.7)
=====================================================      =====           =====        =====          =====

         The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

                                                             Three Months Ended           Six Months Rnded
                                                                September 30,               September 30,
                                                           ---------------------        --------------------
                                                            2001            2000         2001           2000
                                                           -----           -----        -----          -----
Rental equipment sales                                      23.4%           11.0%        23.5%          21.1%
Retail service, supplies and rentals                        41.0            36.2         41.7           38.7
Wholesale                                                   19.5            17.0         18.7           16.5



Three Months Ended September 30, 2001 compared to the Three Months Ended September 30, 2000:

         The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of "DSI" are presented as discontinued operations and the gain resulting from the exchange offer of our convertible subordinated notes is presented as an extraordinary item.

Revenue

         Total revenue for the second quarter of fiscal 2002 declined by approximately 15.8% to $381.3 million from $452.9 million in the prior year comparable quarter. Our total revenue in the current year second quarter was negatively impacted by $4.6 million of foreign currency movements. Including a negative impact of approximately $1.7 million due to foreign currency movements, retail equipment sales declined by $31.5 million, which was primarily due to negative market trends, a weakening of the global economic conditions and a decline in the number of U.S. sales representatives, although the decline in sales representatives was partially offset by a 29% increase in U.S. sales productivity. The reduction in sales representatives is part of our strategic plan to improve sales productivity while reducing operating costs. Retail service, supplies and rentals revenue declined by $36.4 million primarily due to the continuing transition from analog to digital equipment and the negative impact of foreign currency ($2.7 million). Wholesale revenue for the second quarter of fiscal 2002 declined by $3.7 million primarily due to our decision to move away from lower margin transactions and due to a negative impact of foreign currency of $0.2 million.

Gross Profit

         Our total gross profit margin increased to 34.0% in the current year's second quarter from 26.2% in the prior year's second quarter. The increase in the Company's profit margin for the current year as compared to the prior year second quarter is primarily due to the $32.9 million write-down of analog inventory and rental equipment in the prior year's second quarter. Absent this adjustment, the Company's gross profit margin for the prior year second quarter would have been 33.5%.

         Retail equipment margins increased to 23.4% in the quarter ended September 30, 2001 from 11.0% in the comparable quarter of last year, primarily due to the $22.4 million inventory write-down in the prior year second quarter. Retail service, supplies and rental margins increased to 41.0% in the quarter ended September 30, 2001 from 36.2% for the prior year's second quarter primarily due to a $10.5 million write-down of rental equipment in the prior year's second quarter and increased productivity in the current year's second quarter. Wholesale margins increased to 19.5% in the quarter ended September 30, 2001 from 17.0% in the comparable quarter of the prior year, primarily due to higher margin transactions in the current year's second quarter.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2001 declined by $27.7 million to $127.4 million from $155.1 million in the comparable quarter in the prior year, while as a percentage of total revenue, SG&A expenses decreased to 33.4% from 34.3%. The reduction was primarily attributable to lower selling expenses resulting from reduced sales and a decrease in our work force which was partially offset by a $2.0 million charge in the current year's second quarter for the exit of a non-strategic facility.

Restructuring Charges

         We recorded a pre-tax restructuring charge of $7.4 million in the second quarter of fiscal year 2002 which includes a $1.3 million charge for severance and a $6.1 million charge for the exit of facilities. Additionally, we reversed $9.4 million of prior year restructuring charges.

         Beginning at the end of the fourth quarter of fiscal year 2001, we proceeded with a series of changes to our senior management team. The hiring of a new Chief Executive Officer in March of 2001 was the first in a series of changes. Upon completion of the financial restructuring plan at the end of the first quarter of fiscal year 2002, the Company made additional significant changes to its senior management team including the hiring of a new Chief Operating Officer of International, a new Chief Operating Officer of our Canadian, Latin American and Asian Pacific region and a new Chief Operating Officer of our U.S. Office Imaging business unit. The Company's new management team reviewed the existing restructuring plan and as a result of changing business conditions in the U.S. and Europe and revisions to our business strategies, the decision was reached to modify the 2001 restructuring plan in the current quarter. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions, the Company reversed $9.4 million of severance and facility restructuring reserves in the second quarter of fiscal year 2002.

Amortization of Intangible Assets

         Amortization of our intangible assets decreased to $2.7 million for the quarter ended September 30, 2001 from $22.1 million for the prior year comparable period. This difference was primarily due to a $18.8 million write-off of goodwill for our Australian subsidiary in the prior year second quarter and a $6.9 million write-off of goodwill related to one of our United States subsidiaries in the fourth quarter of fiscal 2001.

Other Expense

         Other expense for the quarter ended September 30, 2001 included foreign currency gains of $2.4 million. Other expense for the comparable prior period included foreign currency losses of $4.6 million.

Earnings from Continuing Operations

         For the three months ended September 30, 2001, operating earnings from continuing operations were $4.2 million compared to a loss of $62.8 million in the prior year comparable period. Excluding the $32.9 million write-down for analog inventory and rental equipment and the $18.8 million write-off of goodwill for our Australian subsidiary, the loss from operations in the prior year second quarter would have been $11.1 million, due to slightly lower gross profit margins and higher operating expenses in the prior year second quarter.

Interest Expense and Interest Income

         Interest expense decreased by $8.6 million to $11.1 million for the quarter ended September 30, 2001 from $19.7 million in the comparable quarter of the prior fiscal year. The decrease was due to significantly lower outstanding debt and a reduction in bank waiver fees.

Income Taxes

         We recorded an income tax benefit of $4.5 million for the second quarter of fiscal year 2002 compared to a $17.3 million tax benefit in the second quarter of fiscal year 2001. The combined effective income tax rate was 70.6% for the second quarter of fiscal year 2002 as compared to 21.1% for the second quarter of fiscal year 2001. The increase in the tax rate is primarily due to a change in our effective tax rate for the year from 22.6% to 33.9%. The increased tax rate arose because the Company recorded an adjustment for income taxes in the current quarter due to an estimated loss in the United Kingdom.

Discontinued Operations, net of tax

         For the three months ended September 30, 2001, we incurred an additional $1.2 million of net purchase price adjustments and expenses related to the sale of DSI.

Net Earnings (Loss) from Continuing Operations, before Extraordinary Items

         For the three months ended September 30, 2001, we incurred a net loss from continuing operations of $1.9 million compared to a net loss from continuing operations of $64.6 million in the prior year comparable quarter for the above mentioned reasons. We incurred a net loss from continuing operations of $0.10 per ADS in the current year second quarter compared to a net loss from continuing operations of $1.15 per ADS in the prior year comparable quarter.

Six Months Ended September 30, 2001 compared to the Six Months Ended September 30, 2000:

         The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of DSI are presented as discontinued operations and the gain resulting from the exchange offer of our convertible subordinated notes is presented as an extraordinary item.

Revenue

         Total revenue for the six months ended September 30, 2001 declined by approximately 15.2% to $783.0 million from $923.7 million in the comparable prior year period. Our total revenue in the current year was negatively impacted by $16.5 million of foreign currency movements. Including a negative impact of approximately $5.8 million due to foreign currency movements, retail equipment sales declined by $53.7 million, which was primarily due to negative market trends, a weakening of the global economic conditions and a decline in the number of U.S. sales representatives, although the decline in sales representatives was partially offset by a 26.6% increase in U.S. sales productivity. The reduction in sales representatives is part of our strategic plan to improve sales productivity while reducing operating costs. Retail service, supplies and rentals revenue declined by $78.1 million primarily due to the continuing transition from analog to digital equipment and to the negative impact of foreign currency movements ($9.2 million). Wholesale revenue for the six months ended September 30, 2001 declined by $8.9 million primarily due to a movement away from lower margin transactions and the negative impact of foreign currency of $1.5 million.

Gross Profit

         Our total gross profit margin increased to 34.4% for the six months ended September 30, 2001 from 31.5% for the comparable prior year period. The increase in our profit margin in the current year as compared to the prior year was primarily due to the non-recurrence of a $32.9 million write-down of analog inventory and rental equipment in the prior year. Absent this adjustment, our gross profit margin for the prior year would have been 35.0%.

         Retail equipment margins decreased to 23.5% during the six months ended September 30, 2001 from 24.7% in the comparable prior year period after adjustment for the inventory write-down, due to competitive market conditions within the industry in the current year. Retail service, supplies and rental margins increased to 41.7% for the six months ended September 30, 2001 from 40.1% for the comparable prior year period adjusted for the $2.5 million of severance costs associated with the reduction of U.S. field service employees and a $10.5 million write-down of rental equipment. Wholesale margins increased to 18.7% for the six months ended September 30, 2001 from 16.5% in the comparable prior year period primarily due to higher margin transactions in the current year.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses ("SG&A") declined by $52.2 million to $263.1 million for the six months ended September 30, 2001 from $315.3 million for the comparable prior year period, while as a percentage of total revenue, SG&A expenses decreased to 33.6% from 34.1%. Excluding a charge of $8.0 million related to the exit of certain facilities in the current year, SG&A declined $60.2 million to 32.6% of total revenue. Lower expense amounts were primarily attributable to a reduction in the number of employees.

Amortization of Intangible Assets

         Amortization of our intangible assets decreased by $20.2 million to $5.4 million for the six months ended September 30, 2001 from $25.6 million for the comparable prior year period. This difference was primarily due to an $18.8 million write-off of goodwill for our Australian subsidiary in the prior year second quarter and a $6.9 million write-off of goodwill related to one of our United States subsidiaries in the fourth quarter of fiscal 2001.

Other Expense

         Other expense for the six months ended September 30, 2001 included a foreign currency gain of $1.2 million and a $1.1 million provision relating to the sale of our Ameritrend business. Other expense for the comparable prior period included foreign currency losses of $5.7 million.

Earnings from Continuing Operations

         For the six months ended September 30, 2001, operating earnings from continuing operations increased by $50.6 million to $3.0 million, compared to a loss of $47.6 million in the comparable prior year period. Earnings for the six months ended September 30, 2001 include an $8.0 million charge for the exit of facilities and a $2 million net credit for the reversal of restructuring reserves. Earnings for the comparable prior year six month period includes a $32.9 million write-down for analog inventory and rental equipment and an $18.8 million write-off of goodwill.

Interest Expense and Interest Income

         Interest expense decreased by $18.6 million to $26.9 million for the six months ended September 30, 2001 from $45.5 million in the comparable prior year period. The decrease was due to lower outstanding debt and reduced bank waiver fees. Interest income decreased by $0.4 million to the comparable prior year period due to utilizing our cash to reduce our outstanding credit facilities.

Income Taxes

         We recorded an income tax benefit of $7.7 million for the six months ended September 30, 2001 compared to a $20.8 million tax benefit for the comparable prior year period. The combined effective income tax rate was 33.9% for fiscal year 2002 as compared to 22.6% for the comparable prior year period. The increase in the tax rate is primarily due to us incurring a loss in the United Kingdom.

Net Earnings (Loss) from Continuing Operations, before Extraordinary Items

         For the six months ended September 30, 2001, we incurred a net loss from continuing operations of $15.0 million compared to a net loss from continuing operations of $70.8 million in the comparable prior year period for the above mentioned reasons. We incurred a net loss from continuing operations of $.38 per ADS in the current year fiscal year compared to, a net loss from continuing operations of $1.33 per ADS in the comparable prior year period.

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

         We operate in approximately 30 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

         o the results of our international operations reported in United States dollars; and
         o the value of the net assets of our international operations reported in United States dollars.

         The results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 43.7% of our revenue for the three months ended September 30, 2001 was generated outside the United States. For the three months ended September 30, 2001, approximately 26.9% of our revenue was generated in Euro countries, 7.4% in the United Kingdom, and 9.4% in other foreign locations. Approximately 44.1% of our revenue for the six months ended September 30, 2001 was generated outside the United States. For the six months ended September 30, 2001, approximately 27.3% of our revenue was generated in Euro countries, 7.2% in the United Kingdom, and 9.6% in other foreign locations.

         During the six months ended September 30, 2001, both the Euro currency and the United Kingdom pound weakened against the dollar by approximately 5.0% and 3.9%, respectively. This change negatively impacted revenue by approximately $16.5 million.

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

Liquidity and Capital Resources

         We have a $320.0 million credit facility with a consortium of international bank lenders through March 31, 2004. The facility consists of a $100.0 million revolver, a $190.0 million term loan and $30.0 million of letters of credit commitments. The credit facility requires that we comply with minimum levels of adjusted consolidated net worth, cumulative consolidated EBITDA, a ratio of consolidated EBITDA to interest expense, and maximum levels of capital expenditures. The Company was in compliance with these covenants as of September 30, 2001.

         As of September 30, 2001, we owed approximately $240.0 million under the credit facility. The available unused commitments as of September 30, 2001 are $50.0 million under the revolving credit facility and $2.6 million under the letter of credit facility. The credit facility limits us from incurring other significant indebtedness beyond certain agreed upon limits. We were incurring interest on our indebtedness under the credit facility during the three months ended September 30, 2001 at a weighted average rate of approximately 7.63% per annum. Effective interest rates under the new credit facility are LIBOR, plus 5 percent. The interest rate will increase by 0.5% on December 29, 2001, June 29, 2002 and quarterly thereafter. On June 30, 2002, we are required to pay our banks a fee equal to 1.5% of the total commitment under the credit facility and on June 30, 2003 a fee equal to 4.0% of the current commitment. The term component of the facility requires, principal installments of $5.0 million in fiscal year 2002, $16.0 million in fiscal year 2003, and $24.0 million in fiscal year 2004, with payment due in full on March 31, 2004.

         Our indebtedness under the credit facility is secured by substantially all of our assets in the United States, Canada, the U.K., the Netherlands and Germany. The credit facility contains negative and affirmative covenants which restrict our ability to incur additional indebtedness and create liens, prohibit the payment of dividends, other than payment-in-kind dividends on our participating shares, and require us to maintain certain financial ratios as described above. We are not permitted to make any acquisitions of businesses, except with the approval of our bank lenders.

         In June 2001, we issued approximately $47.6 million of zero coupon senior subordinated notes due April 1, 2004 and approximately $64.5 million of 10% subordinated notes due April 1, 2008 as consideration pursuant to an exchange offer for our 6.75% convertible subordinated notes due April 1, 2004. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both our 100% owned U.S. subsidiaries. The senior subordinated notes and the 10% notes include covenants, which restrict our ability to dispose of assets or merge. The senior subordinated notes also include covenants which restrict us from incurring additional indebtedness or creating liens, which limit the payment of dividends, other than payment-in-kind dividends on our participating shares.

         In March 1995, we issued $200 million in principal of 6.75% convertible subordinated notes. Following completion of the exchange offer referred to above, approximately $16 million of the 6.75% notes remain outstanding. The outstanding notes are due for repayment in full on April 1, 2002.

         On December 17, 1999, we issued 218,000 new 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares for the first five years. The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per American depositary share), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 24.2% of the total voting power of our capital stock. As of September 30, 2001, we had issued an additional 24,693 participating shares in respect of payment-in-kind dividends.

       We are not permitted to pay dividends (other than payment-in-kind dividends on our participating shares) under our credit facility and we do not anticipate the payment of a dividend on ordinary shares in the foreseeable future.

       We are an English company and, under English law, we are allowed to pay dividends to shareholders only if:

         o we have accumulated, realized profits that have not been previously distributed or capitalized, in excess of our accumulated, realized losses that have not previously been written off in a reduction or reorganization of capital;

                  and

         o our net assets are not less than the aggregate of our share capital and our non-distributable reserves, either before, or as a result of, dividends or other distributions.

         At this time, we have insufficient profits to pay dividends to shareholders. Since December 2000, we have satisfied our obligation to make payment-in-kind dividends on our participating shares by capitalizing part of our share premium account, which is a reserve required by English company law and which consists of premiums paid to us on the issuance of our shares.

         On October 9, 2001, we amended our agreement with General Electric Capital Corporation ("GECC") under which GECC agrees to provide financing to our customers to purchase equipment from us. The amendment extends the agreement for a three year period to March 31, 2006. It also amends the minimum levels of customer leases that we are required to provide to GECC in our fiscal years 2002 and 2003. The agreement also specifies new minimum levels of customer lease commitments for fiscal years 2004 through 2006. No fee was paid to GECC for this amendment.

         In addition, the GECC agreement requires us to maintain a specified minimum consolidated net worth. If we breach that covenant, GECC can refuse to provide financing to our new customers and terminate the agreement as to any future financings. The amendment to the agreement modified the net worth covenant so that it is the same as the minimum net worth covenant contained in our senior credit facility effective from July 1, 2001. In addition, the amendment changed the net worth covenant in the GECC agreement for the period from March 29, 2001 through June 30, 2001. Without that amendment, we would have been in breach of the covenant.

         The Internal Revenue Service has examined our federal income tax returns for our fiscal years ended March 31, 1996 and 1995 and has audited our federal income tax returns for our fiscal years 1998 and 1997. We have now resolved all outstanding issues with the Internal Revenue Service arising as a result of those examinations and audits. We have agreed to certain adjustments with the Internal Revenue Service to the tax returns, primarily relating to the timing of deductions associated with leased equipment financing and costs associated with our acquisition of Kodak's office imaging division. The impact of these adjustments on our liquidity is negligible, due to the availability of losses that we can carry back to the years affected by the adjustments. We have previously established reserves in respect of the adjustments.

         Fiscal authorities in the Netherlands are engaged in an audit of our Dutch operations. We do not believe that this audit, or any result thereof, will have a material impact on our financial position, results of operations or liquidity.

         Our net cash flow provided by operating activities was $47.4 million, and $48.0 million for the six months ended September 30 of fiscal year 2002 and 2001, respectively. Net cash flow provided by (used in) investing activities was $251.6 million and $(34.2) million for the first six months of fiscal year 2002 and 2001, respectively. The increase in fiscal year 2001 cash flow from investing activities was primarily due to the $273.2 million in net cash proceeds received from the sale of DSI and a $12.9 million reduction in capital expenditures. Net cash flow provided by (used in) financing activities was $(321.8) million and $(35.2) million for fiscal year 2002 and 2001, respectively. The decrease in fiscal year 2002 cash flow from financing activities was due to repayment of borrowings primarily from the proceeds from the sale of DSI.

Market Risk Management

Interest Rate Risk:

         Our exposure to interest rate risk primarily relates to our variable rate bank debt. As outlined above in "Liquidity and Capital Resources," at September 30, 2001 we had an outstanding balance of $240.0 million under our new credit facility. We incurred interest on our previous credit facility at a weighted average rate of 7.63% per annum during the three months ended September 30, 2001.

         Based on the outstanding balance under our credit agreement, a change of 100 basis points in the average interest rate, with all other variables remaining constant, would cause an increase/decrease in our interest expense of approximately $2.4 million on an annual basis.

Special Note Regarding Forward Looking Statements

         Certain statements contained in this Form 10-Q, or otherwise made by officers of the Company, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to the Company that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to the Company or the Company's management, are intended to identify forward- looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward- looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to (i) any material adverse change in financial markets or the Company, (ii) any inability to achieve or maintain cost savings,
(iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (iv) any inability by the Company to procure, or any inability by the Company to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any of the Company's key upper management personnel, (vi) the ultimate outcome and impact of pending lawsuits, (vii) fluctuations in foreign currencies (viii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services and (ix) other risks including those risks identified in any of the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect the Company's analysis only as of the date they are made. The Company undertakes no obligation and does not intend to update these forward-looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, the Company does not generally make any specific projections as to future earnings nor does it endorse any projections regarding future performance, which may be made by others outside the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are subject to legal proceedings and claims, which arise in the ordinary course of business and should not have a material adverse effect upon our financial position, results of operation or liquidity.

Item 2.  Changes in Securities

         Our articles of association, which define the rights of holders of our ordinary shares, were modified by resolutions of our shareholders at our annual general meeting on October 9, 2001. The amendments did not materially modify the rights of holders of our ordinary shares.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         An extraordinary general meeting of the shareholders of Danka Business Systems PLC was held on June 29, 2001 to approve the sale of Danka Services International to Pitney Bowes Inc. for $290.0 million in cash. The voting on the resolution was as follows:

                   FOR                                        101,520,787
                                                            -------------
                   AGAINST                                         17,430
                                                            -------------
                   ABSTAIN                                              0
                                                            -------------

         The annual general meeting of the shareholders of Danka Business Systems PLC was held on October 9, 2001. At the meeting, the following actions were taken by the shareholders:

         1. P. Lang Lowrey III was re-elected as Director of the Company. The voting on the resolution was as follows:

                  FOR                                         291,291,412
                                                            -------------
                  AGAINST                                          36,320
                                                            -------------
                  ABSTAIN                                               0
                                                            -------------

         2. Michael B. Gifford was re-elected as Director of the Company. The voting on the resolution was as follows:

                  FOR                                         290,939,621
                                                            -------------
                  AGAINST                                         388,111
                                                            -------------
                  ABSTAIN                                               0
                                                            -------------

         3. KPMG Audit PLC was appointed our auditor for fiscal year 2002, and the Board of Directors was authorized to fix the auditor's remuneration. The voting on the resolution was as follows:

                  FOR                                         291,208,171
                                                            -------------
                  AGAINST                                         119,561
                                                            -------------
                  ABSTAIN                                               0
                                                            -------------


         4. The Board of Directors was granted the authority to allot securities up to an aggregate nominal amount of (pound)843,194. The voting on the resolution was as follows:

                  FOR                                         289,563,564
                                                            -------------
                  AGAINST                                       1,764,168
                                                            -------------
                  ABSTAIN                                               0
                                                            -------------


         5. The Board of Directors was granted the authority to allot equity securities up to an aggregate nominal amount of (pound)843,194 without providing certain pre-emptive rights. The voting on the resolution was as follows:

                  FOR                                         289,553,790
                                                            -------------
                  AGAINST                                       1,773,942
                                                            -------------
                  ABSTAIN                                               0
                                                            -------------

         6. Our articles of association were amended to be updated in various regards. The voting on the resolution was as follows:

                  FOR                                         278,360,265
                                                            -------------
                  AGAINST                                      12,967,467
                                                            -------------
                  ABSTAIN                                               0
                                                            -------------

         7. Our articles of association were amended to increase the limit on non-executive directors' fees from (pound)150,000 to (pound)500,000. The voting on the resolution was as follows:

                  FOR                                         289,360,265
                                                            -------------
                  AGAINST                                       2,190,230
                                                            -------------
                  ABSTAIN                                               0
                                                            -------------

         8. The Danka 1999 Share Option Plan was amneded to allow for the issuance under the Plan of an additional 5,000,000 American depositary shares. The voting on the resolution was as follows:

                  FOR                                         277,157,342
                                                            -------------
                  AGAINST                                      14,169,990
                                                            -------------
                  ABSTAIN                                               0
                                                            -------------

         9. The Danka 2001 Long-Term Incentive Plan was approved. The voting on the resolution was as follows:

                  FOR                                         277,109,029
                                                            -------------
                  AGAINST                                      14,218,303
                                                            -------------
                  ABSTAIN                                               0
                                                            -------------



Item 5.  Other Information

         The annual general meeting of Danka Business Systems PLC was held on October 9, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         Exhibit Number       Description of Document

              3.2             Articles of Association of the Company
              4.2 Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members (Exhibit 3.2 above).
             10.36 Second Amendment to Amended and Restated Global Operating Agreement dated March 31, 2000 between Danka and General Electric Capital Corporation.

         (b)      Reports on Form 8-K:


                  Form 8-K filed July 16, 2001: Items 2, 5 and 7 - reported the sale of ("DSI") to Pitney Bowes Inc. for $290 million in cash, the completion of our exchange offer for our outstanding 6.75% convertible subordinated notes due April 1, 2002 and the entering into an agreement on a senior credit facility with our bank lenders to provide us with financing through March 31, 2004.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Danka Business Systems PLC
                                               (Registrant)


Date:   November 14, 2001                      /s/ F. Mark Wolfinger
        -----------------              -----------------------------------------
                                                  F. Mark Wolfinger
                                             Executive Vice-President and
                                                Chief Financial Officer
                                         (Chief Financial Officer and Principal
                                                   Accounting Officer)