Form 10-Q
period 2001-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2002-02-13
CIK 894010

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001 OR

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

11201 DANKA CIRCLE NORTH                      MASTERS HOUSE
 ST. PETERSBURG, FLORIDA       AND        107 HAMMERSMITH ROAD
           33716                         LONDON, ENGLAND W14 0QH
           -----
        (ZIP CODE)
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    727-576-6003

                                NOT APPLICABLE
--------------------------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No[_]

The registrant had 248,084,622 Ordinary Shares outstanding as of February 1,
2001

                                                              INDEX
PART I - FINANCIAL INFORMATION................................................................................................... 3
 Item 1. Consolidated Financial Statements....................................................................................... 3
    Consolidated Statement of Operations for the three months and nine months ended December 31, 2001 and 2000................... 3
    Condensed Consolidated Balance Sheet as of December 31, 2001 and March 31, 2001.............................................. 4
    Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and 2000................................... 5
    Consolidated Statements of Shareholders' Equity (Deficit) for the nine months ended December 31, 2001 and 2000............... 6
    Notes to Consolidated Financial Statements................................................................................... 7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................................. 20
PART II - OTHER INFORMATION..................................................................................................... 28
 Item 1. Legal Proceedings...................................................................................................... 28
 Item 2. Changes in Securities.................................................................................................. 28
 Item 3. Defaults Upon Senior Securities........................................................................................ 28
 Item 4. Submission of Matters to a Vote of Security Holders.................................................................... 28
 Item 5. Other Information...................................................................................................... 28
 Item 6. Exhibits and Reports on Form 8-K....................................................................................... 28
SIGNATURE....................................................................................................................... 29

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Danka Business Systems PLC

Consolidated Statement of Operations for the three months and nine months ended December 31, 2001 and 2000 (In thousands, except per American Depositary Share ("ADS") amounts) (Unaudited)

                                                               For the Three Months Ended        For the Nine Months Ended
                                                            ---------------------------------  ------------------------------
                                                             December 31,        December 31,   December 31,     December 31,
                                                                2001                2000           2001             2000
                                                            -------------       -------------  ------------   ----------------
Revenue:
Retail equipment sales                                       $   143,370        $    150,192    $    408,484    $    468,983
Retail service, supplies and rentals                             236,792             249,064         716,618         807,033
Wholesale                                                         20,392              25,747          58,430          72,717
--------------------------------------------------------    ------------      --------------    ------------    ------------
Total revenue                                                    400,554             425,003       1,183,532       1,348,733
--------------------------------------------------------    ------------      --------------    ------------    ------------

Costs and operating expenses:
Cost of retail equipment sales                                   107,478             114,266         310,260         365,644
Retail service, supplies and rental costs                        135,705             146,968         415,535         488,882
Wholesale costs of revenue                                        16,562              21,510          47,498          60,740
Selling, general and administrative expenses                     130,983             147,983         394,115         463,314
Amortization of intangible assets                                  2,699               3,319           8,063          28,893
Restructuring charges (credits)                                        -              27,469          (1,992)         19,309
Other (income) expense                                            (1,970)                510          (2,070)          6,541
--------------------------------------------------------    ------------      --------------    ------------    ------------
Total costs and operating expenses                               391,457             462,025       1,171,409       1,433,323
--------------------------------------------------------    ------------      --------------    ------------    ------------

Operating earnings (loss) from continuing operations               9,097             (37,022)         12,123         (84,590)

Interest expense                                                  (7,867)            (18,871)        (34,791)        (64,409)

Interest income                                                      199                 789           1,357           2,343
--------------------------------------------------------    ------------      --------------    ------------    ------------
Earnings (loss) from continuing operations before
income taxes                                                       1,429             (55,104)        (21,311)       (146,656)

Provision (benefit) for income taxes                                 869             (20,155)         (6,840)        (40,915)
--------------------------------------------------------    ------------      --------------    ------------    ------------
Earnings (loss) from continuing operations before                    560             (34,949)        (14,471)       (105,741)
Extraordinary items
Discontinued operations, net of tax                               (2,901)              3,192         108,859          12,565

Extraordinary gain on early retirement of debt, net of tax         1,415                   -          27,936               -
--------------------------------------------------------    ------------      --------------    ------------    ------------
Net (loss) earnings                                          $      (926)       $    (31,757)     $  122,324      $  (93,176)
========================================================    ============      ==============    ============    ============

Basic (loss) earnings available to common shareholders
per ADS:
Net loss per ADS, continuing operations                      $     (0.06)       $      (0.63)     $    (0.44)     $    (1.96)
Net earnings (loss) per ADS, discontinued operations               (0.04)               0.05            1.76            0.21
Net earnings per ADS, extraordinary item                            0.02                   -            0.45               -
                                                           -------------      --------------    ------------    ------------
Net (loss) earnings per ADS                                  $     (0.08)       $      (0.58)     $     1.77      $    (1.75)
                                                           =============       =============     ===========     ===========
Weighted average ADSs                                             62,021              61,372          61,950          59,961

Diluted (loss) earnings available to common
shareholders per ADS:
Net loss per ADS, continuing operations                      $     (0.06)       $      (0.63)     $    (0.44)     $    (1.96)
Net earnings (loss) per ADS, discontinued operations               (0.04)               0.05            1.76            0.21
Net earnings per ADS, extraordinary item                            0.02                   -            0.45               -
                                                           -------------      --------------    ------------    ------------
Net (loss) earnings per ADS                                  $     (0.08)       $      (0.58)     $     1.77      $    (1.75)
                                                           =============       =============     ===========     ===========
Weighted average ADSs                                             62,021              61,372          61,950          59,961

        See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Condensed Consolidated Balance Sheet as of December 31, 2001 and March 31, 2001 (In Thousands)
(Unaudited)

                                                                             December 31,               March 31,
                                                                                2001                       2001
                                                                            -------------           ---------------
Assets
Current assets:
Cash and cash equivalents                                                    $     47,221            $      69,085
Accounts receivable, net                                                          309,037                  346,398
Inventories                                                                       151,827                  199,523
Prepaid expenses, deferred income taxes and other current assets                   47,048                   81,025
Assets of discontinued operations                                                       -                  113,405
------------------------------------------------------------------------    -------------           --------------
Total current assets                                                              555,133                  809,436

Equipment on operating leases, net                                                 63,116                   94,085
Property and equipment, net                                                        66,789                   66,470
Intangible assets, net                                                            236,871                  244,170
Other assets                                                                       48,471                   68,782
------------------------------------------------------------------------    -------------           --------------
Total assets                                                                 $    970,380            $   1,282,943
========================================================================    =============           ==============

Liabilities and shareholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable                       $     36,840            $     517,447
Accounts payable                                                                  100,072                  136,604
Accrued expenses and other current liabilities                                    182,751                  182,460
Deferred revenue                                                                   38,355                   34,969
Liabilities of discontinued operations                                                  -                   22,230
------------------------------------------------------------------------    -------------           --------------
Total current liabilities                                                         358,018                  893,710

Convertible subordinated notes                                                          -                  200,000
Long-term debt and notes payables, less current maturities                        305,410                    1,731
Deferred income taxes and other long-term liabilities                              28,384                   29,431
------------------------------------------------------------------------    -------------           --------------
Total liabilities                                                                 691,812                1,124,872
------------------------------------------------------------------------    -------------           --------------

6.5% convertible participating shares                                             236,273                  223,713
------------------------------------------------------------------------    -------------           --------------

Shareholders' equity (deficit):
Ordinary shares, 1.25 pence stated value                                            5,138                    5,130
Additional paid-in capital                                                        325,880                  325,399
Retained earnings (accumulated deficit)                                          (192,851)                (302,619)
Accumulated other comprehensive (loss) income                                     (95,872)                 (93,552)
------------------------------------------------------------------------    -------------           --------------
Total shareholders' equity (deficit)                                               42,295                  (65,642)
------------------------------------------------------------------------    -------------           --------------
Total liabilities & shareholders' equity (deficit)                           $    970,380            $   1,282,943
========================================================================    =============           ==============

        See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and 2000
(In Thousands)
(Unaudited)

                                                             December 31,   December 31,
                                                                 2001           2000
                                                             ------------   ------------
Operating Activities:
Net earnings (loss)                                          $    122,324   $    (93,176)
Adjustments to reconcile net earnings (loss) to net cash

provided by operating activities of continuing operations:
 Extraordinary gain on debt retirement                            (27,936)             -
 Net earnings and gain from sale of discontinued operations      (108,859)       (12,565)
 Depreciation and amortization                                     63,460        105,029
 Deferred income taxes                                             (9,529)       (40,399)
 Loss on sale of property and equipment and equipment on
  operating leases                                                  9,606          7,680
 Proceeds from sale of equipment on operating leases                4,057          4,241
 Restructuring and other special charges (credits)                 (1,992)        19,309
 Changes in net assets and liabilities:
    Changes in net assets of discontinued operations                    -         22,522
    Accounts receivable                                            37,361         71,134
    Inventories                                                    47,696         65,796
    Prepaid expenses and other current assets                       4,347         (9,991)
    Other non-current assets                                       (6,614)        11,530
    Accounts payable                                              (36,532)       (29,504)
    Accrued expenses and other current liabilities                 (9,564)       (38,765)
    Deferred revenue                                                3,386         (6,779)
    Other long-term liabilities                                    (1,044)            (2)
-----------------------------------------------------------  ------------   ------------
Net cash provided by operating activities                          90,167         76,060
-----------------------------------------------------------  ------------   ------------

Investing Activities:
  Capital expenditures                                            (33,981)       (49,469)
  Proceeds from the sale of property and equipment                    193            732
  Net proceeds from the sale of business                          273,218              -
-----------------------------------------------------------  ------------   ------------
Net cash provided by (used in) investing activities               239,430        (48,737)
-----------------------------------------------------------  ------------   ------------

Financing activities:
  Net payments under line of credit agreements                   (304,247)       (34,135)
  Principal payments of debt                                      (25,299)        (1,250)
  Payment of debt issue costs                                     (26,037)             -
-----------------------------------------------------------  ------------   ------------
Net cash used in financing activities                            (355,583)       (35,385)
-----------------------------------------------------------  ------------   ------------
Effect of exchange rates                                            4,122           (959)
-----------------------------------------------------------  ------------   ------------
Net decrease in cash                                              (21,864)        (9,021)
Cash and cash equivalents, beginning of period                     69,085         64,861
-----------------------------------------------------------  ------------   ------------
Cash and cash equivalents, end of period                     $     47,221   $     55,840
===========================================================  ============   ============

        See accompanying notes to the consolidated financial statement

Danka Business Systems PLC
Consolidated Statements of Shareholders' Equity (Deficit) for the nine months ended December 31, 2001 and 2000
(In Thousands)
(Unaudited)

                                       Number of
                                        Ordinary                                                  Accumulated
                                         Shares                                                      Other
                                      (4 Ordinary                                  Retained         Compre-
                                         Shares                    Additional      Earnings         hensive
                                         Equal         Ordinary     Paid-In      (Accumulated        (Loss)
                                         1 ADS)         Shares      Capital        Deficit)          Income         Total
                                  --------------------------------------------------------------- ---------------  --------
Balances at March 31, 2001                 247,571       $5,130     $325,399       $(302,619)        $(93,552)     $ (65,642)

Net earnings                                    --           --           --         122,324               --        122,324
Currency translation adjustment                 --           --           --              --           (2,320)        (2,320)
                                                                                                                   ---------
   Comprehensive income (loss)                                                                                       120,004
Dividends and accretion
   of participating shares                      --           --           --         (12,556)              --        (12,556)
Shares issued under
   employee stock plans                        514            8          481              --               --            489
--------------------------------           -------       ------     --------       ---------         --------      ---------
Balances at December 31, 2001              248,085       $5,138     $325,880       $(192,851)        $(95,872)     $  42,295
================================           =======       ======     ========       =========         ========      =========

                                       Number of
                                       Ordinary                                                   Accumulated
                                        Shares                                                       Other
                                      (4 Ordinary                                  Retained         Compre-
                                        Shares                     Additional      Earnings         hensive
                                         Equal         Ordinary     Paid-In      (Accumulated       (Loss)
                                        1 ADS)          Shares      Capital        Deficit)         Income          Total
                                  --------------------------------------------------------------- --------------  ---------
Balances at March 31, 2000                234,574        $4,892     $317,056       $ (66,226)        $(74,722)    $ 181,000

Net loss                                       --            --           --         (93,176)              --       (93,176)
Currency translation adjustment                --            --           --              --           (9,461)       (9,461)
                                                                                                                  ---------
   Comprehensive income (loss)                                                                                     (102,637)
Dividends and accretion
   of participating shares                     --            --           --         (11,752)              --       (11,752)
Shares issued under
   employee stock plans                    12,997           195        8,389              --               --         8,584
--------------------------------          -------        ------     --------       ---------         --------     ---------
Balances at December 31, 2000             247,571        $5,087     $325,445       $(171,154)        $(84,183)    $  75,195
================================          =======        ======     ========       =========         ========     =========



        See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2001, the consolidated statements of operations for the three months and nine months ended December 31, 2001 and 2000, the consolidated statements of cash flows for the nine months ended December 31, 2001 and 2000, and the consolidated statement of shareholders' equity (deficit) for the nine months ended December 31, 2001 and 2000, are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report contained in Form 10-K/A for the year ended March 31, 2001. Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2.  Restructuring Charges (Credits)

In the fourth quarter of fiscal year 2001, we proceeded with a series of changes to our senior management team. The hiring of a new Chief Executive Officer in March of 2001 was the first in a series of changes. Upon completion of the financial restructuring plan at the end of the first quarter of fiscal year 2002, we made additional significant changes to our senior management team including the hiring of a new Chief Operating Officer of Danka International, a new Chief Operating Officer of our Canadian, Latin American and Asian Pacific region and a new Chief Operating Officer of our U.S. Office Imaging business unit. Our new management team reviewed the existing restructuring plan and, as a result of changing business conditions in the U.S. and Europe and revisions to our business strategies, we decided to modify our 2001 restructuring plan in the second and third quarters of fiscal year 2002 and implement a new restructuring plan for 2002. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result, we reversed severance and facility restructuring reserves of $3.2 million in the third quarter of fiscal year 2002 and $9.4 million in the second quarter of fiscal year 2002, while recording a pre-tax restructuring charge of $3.2 million during the third quarter of fiscal year 2002 and $7.4 million during the second quarter of fiscal year 2002.

Fiscal 2002 Charge:

We recorded pre-tax restructuring charges of $3.2 million during the third quarter of fiscal year 2002 and $7.4 million during the second quarter of fiscal year 2002. The restructuring charges included $4.6 million related to severance for 134 employees in the U.S., Canada and Europe. We expect substantially all of these reductions to be completed by the fourth quarter of fiscal year 2002. Cash outlays for the reductions during the nine months ended December 31, 2001 totaled $2.4 million. The restructuring charges also included $6.1 million for future lease obligations on 39 facilities that we expect will be vacated by fiscal year end. Cash outlays for the remaining facilities during the nine months ended December 31, 2001 totaled $1.5 million. The following table summarizes the fiscal 2002 restructuring charges:

2002 Restructuring Charge:

                                                      Total Fiscal                           Other          Reserve at
                                                          2002              Cash           Non-Cash        December 31,
(in 000's)                                               Expense          Outlays           Changes            2001
                                                   ---------------------------------------------------------------------
Severance                                              $ 4,554          $(2,435)              --            $ 2,119
Future lease obligations on facility closures            6,074           (1,520)              --              4,554
                                                   ---------------------------------------------------------------------
Total                                                  $10,628          $(3,955)              --            $ 6,673
                                                   =====================================================================

Fiscal 2001 Charge:

The fiscal 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,200 positions worldwide. However, as a result of the changes in senior management and higher than anticipated employee attrition discussed above, we determined that $9.7 million of the original severance reserve would not be required. Cash outlays related to these reductions during the nine months ended December 31, 2001 totaled $5.4 million for the termination of employees. We expect cash outlays for the workforce reductions to be completed by March 31, 2002.

The 2001 restructuring charge also included $5.7 million for future lease obligations on facility closures and exit costs. We identified 50 facilities to be closed and/or consolidated with other Danka facilities. In the fourth quarter of fiscal year 2001 we determined that 10 of the facilities previously identified for closure would remain open because of changes in our business plan and accordingly reversed $1.4 million of reserves. Cash outlays for facilities during the nine months ended December 31, 2001 totaled $0.8 million. The remaining lease obligations related to these facility closures are expected to be substantially completed by March 31, 2002. The following table summarizes the fiscal 2001 restructuring charge:

2001 Restructuring Charge:

                                                       Reserves at                            Other           Reserve at
                                                        March 31,            Cash           Non-Cash         December 31,
(in 000's)                                                2001             Outlays           Changes             2001
                                                   ----------------------------------------------------------------------
Severance                                              $16,743            $(5,337)         $ (9,658)            $1,748
Future lease obligations on facility closures
  and other exit costs                                   4,172               (829)           (2,972)               371
                                                   ----------------------------------------------------------------------
Total                                                  $20,915            $(6,166)         $(12,630)            $2,119
                                                   ======================================================================

Note 3.    Discontinued Operation

On June 29, 2001, we completed the sale of Danka Services International ("DSI") to Pitney Bowes Inc. for $290 million in cash, pursuant to an asset purchase agreement dated April 9, 2001. DSI was our facilities management and outsourcing business. Our shareholders approved the sale at an extraordinary general meeting on June 29, 2001. We also entered into agreements to provide services and supplies to Pitney Bowes, Inc. on a worldwide basis for an initial term of two years.

An escrow account of $5 million of the DSI purchase price has been set aside. The purchase price is subject to an adjustment depending on the value of DSI's net assets as of the closing of the sale. If the value of DSI's net assets as of the closing date (as determined by reference to an audited balance sheet for DSI that we must prepare and provide to Pitney Bowes, Inc.) exceeds $81.7 million, Pitney Bowes, Inc. will pay us an amount equal to the excess on a dollar-for-dollar basis and the $5 million in escrow will be released to us. If the value of DSI's net assets as of the closing date is less than $81.7 million, an amount equal to the shortfall will be paid to Pitney Bowes, Inc. on a dollar-for-dollar basis from the escrow account and, if the amount of the escrow account is insufficient to meet the shortfall, we will pay the difference to Pitney Bowes, Inc. Any money remaining in the escrow account following payment of any shortfall to Pitney Bowes, Inc. will be released to us.

The sale of DSI resulted in a gain, subject to final post-closing adjustments, for the nine months ended December 31, 2001 of $104.8 million after income taxes of $67.8 million. During the three months ended December 31, 2001, we adjusted the purchase price by $2.9 million, after taxes of $1.9 million, to reflect changes in estimates related to a two year service and supply contract with Pitney Bowes, Inc. Assets and liabilities of DSI at March 31, 2001, have been segregated in the condensed consolidated balance sheets. A summary of the operating results of discontinued operations is as follows:

                                                  For the three months ended             For the nine months ended
(in 000's)                                   December 31, 2001   December 31, 2000    December 31, 2001  December 31, 2000
                                             -----------------------------------------------------------------------------
Revenue                                          $     --            $73,094            $ 74,234            $218,216

Earnings before income taxes                     $     --            $ 5,355            $  6,664            $ 21,081
Provision for income taxes                             --              2,163               2,559               8,516
                                                 --------            -------            --------            --------

Net earnings (loss) from discontinued                  --              3,192               4,105              12,565
 operations
Gain (loss) from sale of discontinued
 operations after income taxes (benefits)
 of ($1.9) and $67.9 million, respectively         (2,901)                --             104,754                  --
                                                 --------            -------            --------            --------

Discontinued operations, net of tax              $ (2,901)           $ 3,192            $108,859            $ 12,565
                                                 ========            =======            ========            ========

Note 4.  Debt

On June 29, 2001, we completed an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002. We accepted tenders from holders of a total of $184,012,000 in aggregate principal amount (92%) of the 6.75% convertible subordinated notes. Of the notes tendered pursuant to the exchange offer, $118,484,000 in principal amount was tendered for a limited cash option, $1,008,000 in principal amount was tendered for a new zero coupon senior subordinated note option and $64,520,000 in principal amount was tendered for a new 10% note option. In aggregate, we paid $24,000,000 in cash and issued $47,593,000 in principal amount of new zero coupon senior subordinated notes due April 1, 2004 and $64,520,000 in principal amount of 10% subordinated notes due April 1, 2008 as consideration under the exchange offer. Noteholders who accepted the exchange offer did not receive payment of the interest accruing on the 6.75% convertible subordinated notes for the period from April 1, 2001 to June 29, 2001. However, interest was deemed to accrue for the 10% subordinated notes issued in the exchange offer from April 1, 2001. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both 100% owned U.S. subsidiaries.

The exchange offer was accounted for as a troubled debt restructuring and resulted in an extraordinary gain of $27.9 million after income taxes of $12.0 million. During the quarter ended December 31, 2001, we adjusted the extraordinary gain on the early retirement of debt upwards by $1.4 million, after tax, to reflect the forgiveness of interest due to noteholders.

In addition, on June 29, 2001, we entered into an amended and restated senior credit facility with our existing senior bank lenders to provide us with financing through March 31, 2004. The facility, which consists of a $100 million revolver, a $190 million term loan and $30 million letters of credit commitments, is an amendment and restatement of our previous credit agreement. The term component of the facility requires principal installments aggregating $5.0 million in fiscal year 2002, $16.0 million in fiscal year 2003 and $24.0 million in fiscal year 2004, with payment due in full on March 31, 2004. Interest on the revolver and term loan components of the new facility are at LIBOR plus 5.5%. The interest rate increased by 0.5% on December 29, 2001 and will increase by 0.5% on June 29, 2002 and quarterly thereafter.

Our indebtedness under the credit facility is secured by substantially all of our assets in the United States, Canada, United Kingdom, Netherlands, and Germany. The credit facility contains negative and affirmative covenants which place restrictions on us regarding, among other things, the disposition of assets, capital expenditures, additional indebtedness and permitted liens, and prohibit the payment of dividends (other than payment-in-kind dividends on our participating shares). The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA, a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of capital expenditures, each as defined in the credit facility. We were in compliance with all of the applicable covenants at December 31, 2001.

We incurred $11.2 million in bank fees and $4.8 million in third party fees relating to the new facility. These fees will be amortized over the term of the new facility. We are also required to pay our banks a fee equal to 1.5% of the total commitments on June 29, 2002 and a fee equal to 4.0% of the total commitments on June 29, 2003.

Note 5.  Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS computations for the three and nine months ended December 31, 2001 and 2000:

                                                       For the three months ended               For the three months ended
                                                            December 31, 2001                        December 31, 2000
                                                 -------------------------------------------------------------------------------
                                                   Earnings                                 Earnings
                                                 (loss) from                              (loss) from
                                                  Continuing                               Continuing
                                                  Operations      Shares      Per-share    Operations      Shares      Per-share
    (In 000's except per share amounts)          (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                                                 -------------------------------------------------------------------------------
Basic loss available to common
shareholders per ADS:
    Earnings (loss) from continuing
      operations before extraordinary items      $     560                                $ (34,949)

    Dividends and accretion on
      participating shares                          (4,266)                                  (4,019)
                                                 ---------                                ---------
    Loss                                            (3,706)        62,021     $ (0.06)      (38,968)        61,372      $(0.63)
                                                                              =======                                   ======

Effect of dilutive securities:
    Stock options                                       --             --                        --             --
                                                 ---------     ----------                 ---------     ----------

Diluted loss available to common
shareholders per ADS:
    Loss                                         $  (3,706)        62,021     $ (0.06)    $ (38,968)        61,372      $(0.63)
                                                 =========     ==========     =======     =========     ==========      ======

                                                       For the nine months ended                For the nine months ended
                                                           December 31, 2001                        December 31, 2000
                                                 -------------------------------------------------------------------------------
                                                  Earnings                                 Earnings
                                                 (loss) from                              (loss) from
                                                 Continuing                               Continuing
                                                 Operations       Shares      Per-share   Operations       Shares      Per-share
(In 000's except per share amounts)              (Numerator)   (Denominator)   Amount     (Numerator)   (Denominator)   Amount
                                                 -------------------------------------------------------------------------------
Basic loss available to common
    shareholders per ADS:
    Loss from continuing operations
      before extraordinary items                 $ (14,471)                               $(105,741)

    Dividends and accretion on
      participating shares                         (12,602)                                 (11,878)
                                                 ---------                                ---------
    Loss                                           (27,073)        61,950     $ (0.44)     (117,619)        59,961      $(1.96)
                                                                              =======                                   ======

Effect of dilutive securities:
    Stock options                                       --             --                        --             --
                                                 ---------     ----------                 ---------     ----------

Diluted loss available to common
shareholders per ADS:

    Loss                                         $ (27,073)        61,950     $ (0.44)    $(117,619)        59,961      $(1.96)
                                                 =========     ==========     =======     =========     ==========      ======

The effect of our 6.75% convertible subordinated notes and our 6.5% senior convertible participating shares are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2001 and 2000 because they are not dilutive.

Note 6.    Segment Reporting

Our reportable segments are Danka Americas and Danka International. Our reportable segments do not include the discontinued operations of DSI. Danka Americas distributes photocopiers, facsimiles and other related office imaging equipment together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka Americas include the United States, Canada and Latin America. Danka International distributes photocopiers, facsimiles and other related office imaging equipment. These products, together with related services, parts and supplies, are marketed primarily on a direct basis to retail customers. Danka International also provides photocopiers, facsimiles and other related office imaging equipment and supplies on a wholesale basis to independent dealers. Danka International has an extensive sales and service network throughout Europe and additional operations in Australia. We measure segment performance as earnings from operations, which is defined as earnings before interest income (expense) and income taxes, as shown on our consolidated statements of operations. Other items, which includes Corporate Headquarters expenses and eliminations, are shown for purposes of reconciling to our total consolidated amounts as shown in the following tables

(which have been restated to reflect our reportable segments) for the three months and nine months ended December 31, 2001 and 2000:

                                                             Danka              Danka
                                                            Americas         International          Other               Total
Three Months Ended December 31                                $000               $000               $000                $000
---------------------------------------------------------------------------------------------------------------------------------
2001
Total revenue                                                  $252,660           $147,394            $    500         $  400,554

Operating earnings (loss) from continuing operations              7,542              2,264                (709)             9,097
Interest expense                                                     --                 --               7,867              7,867
Provision (benefit) for income taxes                                 --                 --                 869                869
Earnings (loss) from continuing operations, before
  discontinued operations and extraordinary items                                                                             560

2000
Total revenue                                                   275,616            152,577              (3,190)           425,003

Operating earnings (loss) from continuing operations            (11,978)           (16,138)             (8,906)           (37,022)
Interest expense                                                     --                 --              18,871             18,871
Provision (benefit) for income taxes                                 --                 --             (20,155)           (20,155)
Earnings (loss) from continuing operations, before
  discontinued operations and extraordinary items                                                                         (34,949)

                                                             Danka              Danka
                                                            Americas         International          Other               Total
Nine Months Ended December 31                                 $000               $000               $000                $000
---------------------------------------------------------------------------------------------------------------------------------
2001
Total revenue                                                  $748,280           $441,470              (6,218)        $1,183,532

Operating earnings (loss) from continuing operations             14,004              7,054              (8,935)            12,123
Interest expense                                                     --                 --              34,791             34,791
Provision (benefit) for income taxes                                 --                 --              (6,840)            (6,840)
Earnings (loss) from continuing operations, before
  discontinued operations and extraordinary items                                                                         (14,471)

2000
Total revenue                                                   871,038            490,506             (12,811)         1,348,733

Operating earnings (loss) from continuing operations            (10,659)            (9,576)            (64,355)           (84,590)
Interest expense                                                     --                 --              64,409             64,409
Provision (benefit) for income taxes                                 --                 --             (40,915)           (40,915)
Earnings (loss) from continuing operations, before
  discontinued operations and extraordinary items                                                                        (105,741)

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. We do not expect a material impact from this Statement on our consolidated financial statements.

Note 8.  Supplemental Consolidating Financial Data for Subsidiary Guarantors

On June 29, 2001, we completed an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002. We issued new zero coupon senior subordinated notes due April 1, 2004 as partial consideration. The new zero coupon senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by our 100% owned subsidiaries, Danka Holding Company and Danka Office Imaging Company (collectively, the "Subsidiary Guarantors"). The Subsidiary Guarantors represent substantially all of our operations conducted in the United States of America.

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

                                                                  Supplemental Consolidating Statement of Operation
                                                                              For the Three Months Ended
                                                                                  December 31, 2001
                                                      -------------------------------------------------------------------------
                                                                                  Subsidiary
                                                       Parent      Subsidiary        Non-                          Consolidated
                                                      Company      Guarantors     Guarantors      Eliminations         Total
                                                      -------      ----------     ----------      ------------     ------------
Revenue:
Retail equipment sales                                $     -       $ 85,307       $ 58,063         $      -         $143,370
Retail service, supplies and rentals                        -        141,094         95,698                -          236,792
Wholesale                                                   -              -         20,392                -           20,392
---------------------------------------------         -------       --------       --------         --------         --------
Total revenue                                               -        226,401        174,153                -          400,554
---------------------------------------------         -------       --------       --------         --------         --------

Costs and operating expenses
Cost of retail equipment sales                              -         66,831         40,647                -          107,478
Retail service, supplies and rental costs                   -         73,962         61,743                -          135,705
Wholesale costs of revenue                                  -              -         16,562                -           16,562
Selling, general and administrative expenses            1,065         81,692         48,226                -          130,983
Amortization of intangible assets                           -            945          1,754                -            2,699
Restructuring charges (credits)                             -              -              -                -                -
Equity (income) loss                                   11,133              -              -          (11,133)               -
Other (income) expense                                 (7,266)        (1,635)         7,393             (462)          (1,970)
---------------------------------------------         -------       --------       --------         --------         --------
Total costs and operating expenses                      4,932        221,795        176,325          (11,595)         391,457
---------------------------------------------         -------       --------       --------         --------         --------
Operating earnings (loss) from continuing
operations                                             (4,932)         4,606         (2,172)          11,595            9,097
Interest expense                                       (6,228)       (18,001)       (40,456)          56,818           (7,867)
Interest income                                        13,229            (70)        43,857          (56,817)             199
---------------------------------------------         -------       --------       --------         --------         --------
Earnings (loss) from continuing operations
before income taxes                                     2,069        (13,465)         1,229           11,596            1,429
Provision (benefit) for income taxes                    4,410         (4,320)           611              168              869
---------------------------------------------         -------       --------       --------         --------         --------
Earnings (loss) from continuing operations
before extraordinary items                             (2,341)        (9,145)           618           11,428              560
Discontinued operations, net of tax                         -         (2,901)             -                -           (2,901)
Extraordinary gain early retirement of debt,
net of tax                                              1,415              -              -                -            1,415
---------------------------------------------         -------       --------       --------         --------         --------
Net (loss) earnings                                   $  (926)      $(12,046)      $    618         $ 11,428         $   (926)
=============================================         =======       ========       ========         ========         ========

                                                          Supplemental Consolidating Statement of Operation
                                                                      For the Three Months Ended
                                                                          December 31, 2000
                                             --------------------------------------------------------------------------
                                                                           Subsidiary
                                                Parent      Subsidiary        Non-                         Consolidated
                                               Company      Guarantors     Guarantors     Eliminations         Total
                                              ---------     ----------     ----------     ------------     ------------
Revenue:
Retail equipment sales                        $       -     $   82,756     $   67,436     $          -     $    150,192
Retail service, supplies and rentals                  -        158,196         90,868                -          249,064
Wholesale                                             -              1         25,746                -           25,747
------------------------------------------    ---------     ----------     ----------     ------------     ------------
Total revenue                                         -        240,953        184,050                -          425,003
------------------------------------------    ---------     ----------     ----------     ------------     ------------
Costs and operating expenses
Cost of retail equipment sales                        -         64,951         49,315                -          114,266
Retail service, supplies and rental costs             -         82,321         64,647                -          146,968
Wholesale costs of revenue                            -              -         21,510                -           21,510
Selling, general and administrative expenses      2,534         91,187         54,262                -          147,983
Amortization of intangible assets                     -          1,085          2,234                -            3,319
Restructuring charges (credits)                       -              2         27,467                -           27,469
Equity (income) loss                             35,472              -              -          (35,472)               -
Other (income) expense                            4,517         (1,769)        (2,239)               1              510
------------------------------------------    ---------     ----------     ----------     ------------     ------------
Total costs and operating expenses               42,523        237,777        217,196          (35,471)         462,025
------------------------------------------    ---------     ----------     ----------     ------------     ------------
Operating earnings (loss) from continuing
operations                                      (42,523)         3,176        (33,146)          35,471          (37,022)
Interest expense                                (35,332)       (20,475)        13,220           23,716          (18,871)
Interest income                                  46,016            551        (22,062)         (23,716)             789
------------------------------------------    ---------     ----------     ----------     ------------     ------------
Earnings (loss) from continuing
operations before income taxes                  (31,839)       (16,748)       (41,988)          35,471          (55,104)
Provision (benefit) for income taxes                (82)        (6,001)       (14,174)             101          (20,155)
------------------------------------------    ---------     ----------     ----------     ------------     ------------
Earnings (loss) from continuing
operations before extraordinary items           (31,757)       (10,747)       (27,814)          35,370          (34,949)
Discontinued operations, net of tax                   -          3,487           (295)               -            3,192
Extraordinary gain early retirement of
debt, net of tax                                      -              -              -                -                -
------------------------------------------    ---------     ----------     ----------     ------------     ------------
Net (loss) earnings                           $ (31,757)    $   (7,260)    $  (28,109)    $     35,370     $    (31,757)
==========================================    =========     ==========     ==========     ============     ============

                                                                  Supplemental Consolidating Statement of Operation
                                                                              For the Nine Months Ended
                                                                                  December 31, 2001
                                                      -------------------------------------------------------------------------
                                                                                   Subsidiary
                                                        Parent      Subsidiary        Non-                        Consolidated
                                                       Company      Guarantors     Guarantors     Eliminations        Total
                                                      ---------    ------------   ------------   --------------   -------------
Revenue:
Retail equipment sales                                 $      -     $  230,854     $  177,630     $          -       $  408,484
Retail service, supplies and rentals                          -        430,361        286,257                -          716,618
Wholesale                                                                              58,430                            58,430
--------------------------------------------------    ---------    -----------    -----------    -------------      -----------
Total revenue                                                 -        661,215        522,317                -        1,183,532
--------------------------------------------------    ---------    -----------    -----------    -------------      -----------
Costs and operating expenses
Cost of retail equipment sales                                -        185,543        124,717                -          310,260
Retail service, supplies and rental costs                     -        228,198        187,337                -          415,535
Wholesale costs of revenue                                    -              -         47,498                -           47,498
Selling, general and administrative expenses              3,132        246,278        144,705                -          394,115
Amortization of intangible assets                             -          2,836          5,227                -            8,063
Restructuring charges (credits)                               -         (1,992)             -                -           (1,992)
Equity (income) loss                                    (89,109)             -              -           89,109                -
Other (income) expense                                  (12,256)             -          9,537              649           (2,070)
--------------------------------------------------    ---------    -----------    -----------    -------------      -----------
Total costs and operating expenses                      (98,233)       660,863        519,021           89,758        1,171,409
--------------------------------------------------    ---------    -----------    -----------    -------------      -----------
Operating earnings (loss) from continuing
operations                                               98,233            352          3,296          (89,758)          12,123
Interest expense                                        (29,138)       (57,149)       (50,218)         101,714          (34,791)
Interest income                                          40,616            690         61,765         (101,714)           1,357
--------------------------------------------------    ---------    -----------    -----------    -------------      -----------
Earnings (loss) from continuing operations before
income taxes                                            109,711        (56,107)        14,843          (89,758)         (21,311)
Provision (benefit) for income taxes                      6,615        (18,011)         4,765             (209)          (6,840)
--------------------------------------------------    ---------    -----------    -----------    -------------      -----------
Earnings (loss) from continuing operations before
extraordinary items                                     103,096        (38,096)        10,078          (89,549)         (14,471)
Discontinued operations, net of tax                      (8,708)        80,883         36,684                -          108,859
Extraordinary gain early retirement of debt, net
of tax                                                   27,936              -              -                -           27,936
--------------------------------------------------    ---------    -----------    -----------    -------------      -----------
Net (loss) earnings                                    $122,324     $   42,787     $   46,762     $    (89,549)      $  122,324
==================================================    =========    ===========    ===========    =============      ===========

                                                               Supplemental Consolidating Statement of Operation
                                                                           For the Nine Months Ended
                                                                               December 31, 2000
                                                    -------------------------------------------------------------------------
                                                                                  Subsidiary
                                                     Parent       Subsidiary         Non-                         Consolidated
                                                     Company      Guarantors      Guarantors      Eliminations        Total
                                                    ---------     ----------      ----------      ------------    ------------
Revenue:
Retail equipment sales                              $       -      $ 274,379      $ 194,604        $       -      $   468,983
Retail service, supplies and rentals                        -        489,679        317,354                -          807,033
Wholesale                                                                            72,717                            72,717
---------------------------------------------       ---------      ---------      ---------        ---------      -----------
Total revenue                                               -        764,058        584,675                -        1,348,733
---------------------------------------------       ---------      ---------      ---------        ---------      -----------

Costs and operating expenses
Cost of retail equipment sales                              -        205,630        160,014                -          365,644
Retail service, supplies and rental costs                   -        270,063        218,819                -          488,882
Wholesale costs of revenue                                                           60,740                            60,740
Selling, general and administrative expenses            3,607        289,671        170,036                -          463,314
Amortization of intangible assets                           -          3,365         25,528                -           28,893
Restructuring charges (credits)                             -         (4,520)        23,829                -           19,309
Equity (income) loss                                   79,956              -              -          (79,956)               -
Other (income) expense                                  6,439         (1,766)         3,789           (1,921)           6,541
---------------------------------------------       ---------      ---------      ---------        ---------      -----------
Total costs and operating expenses                     90,002        762,443        662,755          (81,877)       1,433,323
---------------------------------------------       ---------      ---------      ---------        ---------      -----------
Operating earnings (loss) from continuing
operations                                            (90,002)         1,615        (78,080)          81,877          (84,590)
Interest expense                                      (58,607)       (63,970)       (16,633)          74,801          (64,409)
Interest income                                        49,628          1,564         25,952          (74,801)           2,343
---------------------------------------------       ---------      ---------      ---------        ---------      -----------
Earnings (loss) from continuing
operations before income taxes                        (98,981)       (60,791)       (68,761)          81,877         (146,656)
Provision (benefit) for income taxes                   (5,805)       (15,409)       (20,287)             586          (40,915)
---------------------------------------------       ---------      ---------      ---------        ---------      -----------
Earnings (loss) from continuing
operations before extraordinary items                 (93,176)       (45,382)       (48,474)          81,291         (105,741)
Discontinued operations, net of tax                         -         10,290          2,275                -           12,565
Extraordinary gain early retirement of
debt, net of tax                                            -              -              -                -                -
---------------------------------------------       ---------      ---------      ---------        ---------      -----------
Net (loss) earnings                                 $ (93,176)     $ (35,092)     $ (46,199)       $  81,291      $   (93,176)
=============================================       =========      =========      =========        =========      ===========

                                                             Supplemental Consolidating Balance Sheet Information
                                                                              December 31, 2001
                                                   ----------------------------------------------------------------------------
                                                                              Subsidiary
                                                   Parent       Subsidiary        Non-                         Consolidated
                                                  Company       Guarantors     Guarantors     Eliminations         Total
                                                -----------    ------------  --------------  --------------   -----------------
Assets
Current assets:
Cash and cash equivalents                         $   4,732      $   5,461      $  37,028        $                $  47,221
Accounts receivable, net                                  -        150,044        158,993                -          309,037
Inventories                                               -         53,789         98,038                -          151,827
Prepaid expenses, deferred income taxes and
other current assets                                  5,703         28,895         12,450                -           47,048
----------------------------------------------  -----------     ----------      ---------       ----------      -----------
Total current assets                                 10,435        238,189        306,509                -          555,133


Equipment on operating leases, net                        -         31,028         32,088                -           63,116
Property and equipment, net                               -         55,843         10,946                -           66,789
Intangible assets, net                                    -         95,767        141,104                -          236,871
Investment in subsidiaries                          571,047          1,014              -         (572,061)               -
Other assets                                         13,843         62,661        (28,033)               -           48,471
----------------------------------------------  -----------     ----------      ---------       ----------      -----------
Total assets                                      $ 595,325      $ 484,502      $ 462,614        $(572,061)       $ 970,380
==============================================  ===========     ==========      =========       ==========      ===========

Liabilities and shareholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt and
notes payable                                     $  30,988      $     161      $   1,691        $   4,000        $  36,840
Accounts payable                                        (87)        55,169         44,990                -          100,072
Accrued expenses and other current liabilities          704         86,621         91,382            4,044          182,751
Deferred revenue                                          -         17,079         21,276                -           38,355
Due to/(from) affiliate                             (17,962)       360,177       (338,170)          (4,045)               -
----------------------------------------------  -----------     ----------      ---------       ----------      -----------
Total current liabilities                            13,643        519,207       (178,831)           3,999          358,018

Due to/(from) affiliates - long-term                               200,000       (200,000)               -                -
Long-term debt and notes payables, less
current maturities                                  303,114            925          5,371           (4,000)         305,410
Deferred income taxes and other long-term
liabilities                                               -         13,082         15,302                -           28,384
----------------------------------------------  -----------     ----------      ---------       ----------      -----------
Total liabilities                                   316,757        733,214       (358,158)              (1)         691,812
----------------------------------------------  -----------     ----------      ---------       ----------      -----------

6.5% convertible participating shares               236,273              -              -                -          236,273
----------------------------------------------  -----------     ----------      ---------       ----------      -----------

Shareholders' equity (deficit):
Ordinary shares, 1.25 pence stated value              5,138            258        565,483         (565,741)           5,138
Additional paid-in capital                          325,880        106,644        103,297         (209,941)         325,880
Retained earnings (accumulated deficit)            (192,851)      (365,232)       425,405          (60,173)        (192,851)
Accumulated other comprehensive (loss) income       (95,872)         9,618       (273,413)         263,795          (95,872)
----------------------------------------------  -----------     ----------      ---------       ----------      -----------
Total shareholders' equity (deficit)                 42,295       (248,712)       820,772         (572,060)          42,295
----------------------------------------------  -----------     ----------      ---------       ----------      -----------
Total liabilities & shareholders' equity
(deficit)                                         $ 595,325      $ 484,502      $ 462,614        $(572,061)       $ 970,380
==============================================  ===========     ==========      =========       ==========      ===========

                                                        Supplemental Consolidating Balance Sheet Information
                                                                          March 31, 2001
                                                   ------------------------------------------------------------------------------
                                                      Parent      Subsidiary       Subsidiary                        Consolidated
                                                     Company      Guarantors     Non-Guarantors     Eliminations         Total
                                                   ----------     ----------     --------------     ------------     ------------
Assets
Current assets:
Cash and cash equivalents                         $   5,471      $  27,723          $  35,891        $       -       $   69,085
Accounts receivable, net                                  -        171,429            174,969                -          346,398
Inventories                                               -         88,287            111,236                -          199,523
Prepaid expenses, deferred income
taxes and other current assets                        3,350         68,284              9,391                -           81,025
Assets of discontinued operations                         -         64,928             48,477                -          113,405
-------------------------------------             ---------      ---------          ---------        ---------       ----------
Total current assets                                  8,821        420,651            379,964                -          809,436

Equipment on operating leases, net                        -         39,737             54,348                -           94,085
Property and equipment, net                               -         58,563              7,907                -           66,470
Intangible assets, net                                    -         76,664            167,506                -          244,170
Investment in subsidiaries                          483,410          1,014                  -         (484,424)               -
Other assets                                             78         51,658             91,479          (74,433)          68,782
-------------------------------------             ---------      ---------          ---------        ---------       ----------
Total Assets                                      $ 492,309      $ 648,287          $ 701,204        $(558,857)      $1,282,943
=====================================             =========      =========          =========        =========       ==========

Liabilities and shareholders' equity
(deficit)
Current Liabilities:
Current maturities of long-term debt
and notes payable                                 $ 464,967      $  44,199          $   8,281        $       -       $  517,447
Accounts payable                                          -         83,094             53,510                -          136,604
Accrued expenses and other current
liabilities                                           8,793         68,061            105,606                -          182,460
Deferred revenue                                          -         19,810             15,159                -           34,969
Due to/(from) affiliates                           (339,522)       518,928           (179,406)               -                -
Liabilities of discontinued assets                        -         10,088             12,142                -           22,230
-------------------------------------             ---------      ---------          ---------        ---------       ----------
Total current liabilities                           134,238        744,180             15,292                -          893,710
                                                                                                             -
Due to/(from) affiliates - long-term                      -        200,000           (200,000)               -                -
Convertible subordinated notes                      200,000                                 -                -          200,000
Long-term debt and notes payables,
less current maturities                                   -            780                951                -            1,731
Deferred income taxes and other
long-term liabilities                                     -          4,445             48,043          (23,057)          29,431
-------------------------------------             ---------      ---------          ---------        ---------       ----------
Total liabilities                                   334,238        949,405           (135,714)         (23,057)       1,124,872
-------------------------------------             ---------      ---------          ---------        ---------       ----------

6.5% convertible participating shares               223,713              -                  -                -          223,713
------------------------------------              ---------      ---------          ---------        ---------       ----------

Shareholders' equity (deficit):
Ordinary shares, 1.25 pence stated
value                                                 5,130            258            565,480         (565,738)           5,130
Additional paid-in capital                          325,399        106,644            103,297         (209,941)         325,399
Retained earnings (accumulated
deficit)                                           (302,619)      (408,020)           378,644           29,376         (302,619)
Accumulated other comprehensive
(loss) income                                       (93,552)             -           (210,503)         210,503          (93,552)
------------------------------------              ---------      ---------          ---------        ---------       ----------
Total shareholders' equity (deficit)                (65,642)      (301,118)           836,918         (535,800)         (65,642)
------------------------------------              ---------      ---------          ---------        ---------       ----------
Total liabilities & shareholders'
equity (deficit)                                  $ 492,309      $ 648,287          $ 701,204        $(558,857)      $1,282,943
=====================================             =========      =========          =========        =========       ==========


                                                                   Supplemental Consolidating Statement of Cash Flows
                                                                                For the Nine Months Ended
                                                                                    December 31, 2001
                                                    --------------------------------------------------------------------------------
                                                                                     Subsidiary
                                                       Parent        Subsidiary         Non-                        Consolidated
                                                      Company        Guarantors      Guarantors     Eliminations        Total
                                                    ------------    ------------   -------------   -------------    -----------
 Net cash provided by (used in) operating
 activities                                         $    308,688     $ (133,190)    $ (85,331)     $          -      $   90,167

 Investing activities
 Capital expenditures                                          -        (23,944)       (10,037)               -         (33,981)
 Proceeds from sale of property and equipment                  -            174             19                -             193
 Proceeds from sale of business                                -        178,591         94,627                -         273,218
--------------------------------------------------  ------------    -----------    -----------     ------------     -----------
 Net cash provided by (used in) investing
 activities                                                    -        154,821         84,609                -         239,430
--------------------------------------------------  ------------    -----------    -----------     ------------     -----------

 Financing activities
 Net (payment) borrowing of debt                        (283,483)       (43,893)        (2,170)               -        (329,546)
 Payment of debt issue costs                             (26,037)             -              -                -         (26,037)
--------------------------------------------------  ------------    -----------    -----------     ------------     -----------
 Net cash provided by (used in) financing
 activities                                             (309,520)       (43,893)        (2,170)               -        (355,583)
--------------------------------------------------  ------------    -----------    -----------     ------------     -----------
 Effect of exchange rates                                     93              -          4,029                -           4,122
--------------------------------------------------  ------------    -----------    -----------     ------------     -----------
 Net increase (decrease) in cash                            (739)       (22,262)         1,137                -         (21,864)
 Cash and cash equivalents, beginning of period            5,471         27,723         35,891                -          69,085
--------------------------------------------------  ------------    -----------    -----------     ------------     -----------
 Cash and cash equivalents, end of period           $      4,732     $    5,461     $   37,028     $          -      $   47,221
==================================================  ============    ===========    ===========     ============     ===========

                                                                   Supplemental Consolidating Statement of Cash Flows
                                                                               For the Nine Months Ended
                                                                                   December 31, 2000
                                                    --------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                      Parent         Subsidiary        Non-                         Consolidated
                                                      Company        Guarantors     Guarantors      Eliminations       Total
                                                    ------------    ------------   ------------    -------------    -----------
 Net cash provided by (used in) operating
 activities                                           $  90,794        $ (37,015)     $  22,281     $          -       $  76,060

 Investing activities
 Capital expenditures                                         -          (18,428)       (31,041)               -         (49,469)
 Proceeds from sale of property and equipment                 -              164            568                -             732
 Proceeds from sale of business                               -                -              -                -
---------------------------------------------------   ---------      -----------    -----------    -------------   -------------
 Net cash provided by (used in) investing
 activities                                                   -          (18,264)       (30,473)               -         (48,737)
---------------------------------------------------   ---------      -----------    -----------    -------------   -------------

 Financing activities
 Net (payment) borrowing of debt                        (91,986)          46,103         10,498                -         (35,385)
---------------------------------------------------   ---------      -----------    -----------    -------------   -------------
 Net cash provided by (used in) financing
 activities                                             (91,986)          46,103         10,498                -         (35,385)
---------------------------------------------------   ---------      -----------    -----------    -------------   -------------
 Effect of exchange rates                                  (195)               -           (764)               -            (959)
---------------------------------------------------   ---------      -----------    -----------    -------------   -------------
 Net increase (decrease) in cash                         (1,387)          (9,176)         1,542                -          (9,021)
 Cash and cash equivalents, beginning of period           2,759           31,572         30,530                -          64,861
---------------------------------------------------   ---------      -----------    -----------    -------------   -------------
 Cash and cash equivalents, end of period              $  1,372        $  22,396      $  32,072     $          -       $  55,840
===================================================   =========      ===========    ===========    =============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We are one of the world's leading providers of office imaging solutions and related services and supplies. We primarily market photocopiers and office imaging equipment and related services, parts and supplies directly to customers in 27 countries. Canon, Heidelberg, NexPress, Ricoh and Toshiba manufacture most of the products that we distribute. Throughout Europe, we also market private label photocopiers, facsimile machines and related supplies directly to customers under our Infotec trademark. In addition, we market photocopiers and related parts and supplies on a wholesale basis to independent dealers through our international operations.

On June 29, 2001 we completed a three part financial restructuring plan that reduced and refinanced our indebtedness. The three parts of the plan were:

     .    the sale of our Danka Services International ("DSI") business,
     . an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002, and
     .    the refinancing of our senior bank debt.

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

Results of Continuing Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in the our consolidated statements of operations:

                                               Three Months Ended December 31,      Nine Months Ended December 31,
                                               -------------------------------      ------------------------------
                                                2001                     2000        2001                    2000
                                               ------                   ------      ------                  ------
Revenue:
 Retail equipment sales                           35.8 %                  35.3 %      34.5 %                  34.8 %
 Retail service, supplies and rentals             59.1                    58.6        60.5                    59.8
 Wholesale                                         5.1                     6.1         5.0                     5.4
---------------------------------------------  -------                  ------      ------                  ------
Total Revenue                                    100.0                   100.0       100.0                   100.0
---------------------------------------------  -------                  ------      ------                  ------
Cost of Revenue                                   64.8                    66.5        65.3                    67.9
Gross Profit                                      35.2                    33.5        34.7                    32.1
Selling, general and administrative expenses      32.7                    34.8        33.3                    34.4
Amortization of intangible assets                  0.7                     0.8         0.7                     2.1
Restructuring charges (credits)                      -                     6.5        (0.2)                    1.4
Other (income) expenses                           (0.5)                    0.1        (0.1)                    0.4
---------------------------------------------  -------                  ------      ------                  ------
Operating earnings (loss) from continuing
operations                                         2.3                    (8.7)        1.0                    (6.2)
Interest expense                                  (2.0)                   (4.4)       (2.9)                   (4.8)
Interest income                                      -                     0.2         0.1                     0.2
---------------------------------------------  -------                  ------      ------                  ------
Earnings (loss) from continuing operations
before income taxes                                0.3                   (12.9)       (1.8)                  (10.8)
Provision (benefit) for income taxes               0.2                    (4.7)       (0.6)                   (3.0)
---------------------------------------------  -------                  ------      ------                  ------
Earnings (loss) from continuing operations
before extraordinary items                         0.1                    (8.2)       (1.2)                   (7.8)
=============================================  =======                  ======      ======                  ======

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

                                      Three Months Ended December 31,         Nine Months Ended December 31,
                                      -------------------------------         ------------------------------
                                       2001                     2000           2001                    2000
                                      ------                   ------         ------                  ------
Retail equipment sales                  25.0 %                   23.9 %         24.0 %                  22.0 %
Retail service, supplies and rentals    42.7                     41.0           42.0                    39.4
Wholesale                               18.8                     16.5           18.7                    16.5

Three Months Ended December 31, 2001 compared to the Three Months Ended December 31, 2000:

The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of DSI are presented as discontinued operations and the gain resulting from the exchange offer of our convertible subordinated notes is presented as an extraordinary item.

Revenue

Total revenue for the third quarter of fiscal 2002 declined by $24.4 million or 5.7% to $400.6 million from $425.0 million in the prior year third quarter. Our total revenue in the current year third quarter was positively impacted by a $1.9 million foreign currency movement. Retail equipment sales declined by $6.8 million, which was partially offset by a positive $0.5 million foreign currency movement. This decline was primarily due to a decrease in retail equipment sales in Europe that was the result of a slowing in certain European economies, particularly Germany, United Kingdom and the Netherlands. Retail equipment sales in the U.S. were flat compared to the prior year third quarter despite a reduction in the number of sales representatives in the U.S. This revenue decrease was partially offset by an increase in U.S. sales productivity (i.e. hardware sales divided by the average number of sales representatives) and the addition of a large national account. Retail service, supplies and rentals revenue declined by $12.3 million, primarily due to a decrease in the U.S. resulting from the continuing transition from analog to digital equipment, negative market trends and a weakening of global economic conditions, offset by a positive $0.8 million foreign currency movement. Wholesale revenue for the third quarter of fiscal 2002 declined by $5.4 million, primarily due to our decision to move away from lower margin transactions, offset by a positive $0.6 million foreign currency movement.

Gross Profit

Our total gross profit margin increased to 35.2% in the current year's third quarter from 33.5% in the prior year third quarter. The increase in our profit margin is primarily due to higher margin transactions and increased sales and service productivity.

The retail equipment margin increased to 25.0% in the quarter ended December 31, 2001 from 23.9% in the prior year third quarter, primarily due to an emphasis on higher margin transactions. Retail service, supplies and rental margins increased to 42.7% in the quarter ended December 31, 2001 from 41.0% in the prior year third quarter, primarily due to increased productivity in the current year. Wholesale margins increased to 18.8% in the quarter ended December 31, 2001 from 16.5% in the prior year third quarter, primarily due to higher margin transactions in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") in the quarter ended December 31, 2001 declined by $17.0 million to $131.0 million from $148.0 million in the prior year third quarter. As a percentage of total revenue, SG&A expenses decreased to 32.7% from 34.8%. The reduction was primarily attributable to lower selling expenses resulting from reduced sales, a decrease in the number of people in our work force and increased productivity.

Amortization of Intangible Assets

Amortization of our intangible assets decreased to $2.7 million in the quarter ended December 31, 2001 from $3.3 million in the prior year third quarter. This difference was primarily due to a prior year goodwill write-off.

Restructuring Charges

We recorded a pre-tax restructuring charge of $3.2 million in the third quarter of fiscal year 2002 for severance obligations. Beginning at the end of the fourth quarter of fiscal year 2001, we proceeded with a series of changes to our senior management team. The hiring of a new Chief Executive Officer in March of 2001 was the first in a series of changes. Upon completion of the financial restructuring plan at the end of the first quarter of fiscal year 2002, we made additional significant changes to our senior management team, including the hiring of a new Chief Operating Officer of Danka International, a new Chief Operating Officer of our Canadian, Latin American and Asian Pacific region and a new Chief Operating Officer of our U.S. Office Imaging business unit. Our new management team reviewed the existing restructuring plan and as a result of changing business conditions in the U.S. and Europe and revisions to our business strategies, we decided to modify our 2001 and 2002 restructuring plans in the current quarter. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions, we reversed $3.2 million of fiscal year 2001 severance and facility restructuring reserves in the third quarter of fiscal year 2002.

Other (Income) Expense

Other (income) expense for the quarter ended December 31, 2001 included foreign currency gains of $1.6 million and a $0.4 million gain on the sale of our New Zealand business. Other expense in the prior year third quarter included foreign currency losses of $0.2 million.

Operating Earnings (Loss) from Continuing Operations

For the quarter ended December 31, 2001, operating earnings from continuing operations were $9.1 million compared to an operating loss from continuing operations of $37.0 million in the prior year third quarter. The prior year third quarter included a restructuring charge of $27.5 million.

Interest Expense and Interest Income

Interest expense decreased by $11.0 million to $7.9 million in the quarter ended December 31, 2001 from $18.9 million in the prior year third quarter. The decrease was due to lower interest rates and reduced outstanding debt.

Income Taxes

We recorded income tax expense of $0.9 million in the quarter ended December 31, 2001 compared to a $20.2 million income tax benefit in the third quarter of fiscal year 2001. The combined effective income tax rate was 60.8% for the third quarter of fiscal year 2002 as compared to 36.6% for the third quarter of fiscal year 2001. The increase in the tax rate is primarily due to changes in the mix of earnings and losses from continuing operations before extraordinary items in certain tax locales.

Earnings (Loss) from Continuing Operations, before Extraordinary Items

For the quarter ended December 31, 2001, we incurred earnings from continuing operations of $0.6 million compared to a loss from continuing operations of $35.0 million in the prior year third quarter for the above mentioned reasons. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $0.06 per ADS in the current year third quarter compared to a net loss from continuing operations available to common shareholders of $0.63 per ADS in the prior year comparable quarter.

Discontinued Operations, Net of Tax

During the quarter ended December 31, 2001, we adjusted the purchase price on the sale of DSI by $2.9 million after tax to reflect changes in estimates related a two year service and supply contract with Pitney Bowes, Inc. Net loss from discontinued operations were $0.04 per ADS in the third quarter of fiscal year 2002. Net earnings from discontinued operations were $0.05 per ADS in the third quarter of fiscal year 2001.

Extraordinary Gain, Net of Tax

During the quarter ended December 31, 2001, we adjusted the extraordinary gain on the early retirement of debt upwards by $1.4 million, after tax, to reflect the forgiveness of interest due to noteholders. Net earnings from extraordinary items were $0.02 per ADS in the third quarter of fiscal year 2002.

Nine Months Ended December 31, 2001 Compared to the Nine Months Ended December 31, 2000:

The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of DSI are presented as discontinued operations and the gain resulting from the exchange offer of our convertible subordinated notes is presented as an extraordinary item.

Revenue

Total revenue for the nine months ended December 31, 2001 declined by $165.2 million or 12.2% to $1,183.5 million from $1,348.7 million in the comparable prior year period. Total revenue in the current year was impacted by a negative $15.0 million foreign currency movement. Retail equipment sales declined by $60.5 million or 12.9% primarily due to negative market trends, a weakening of the global economic conditions, a decline in the number of our U.S. sales representatives and a negative $5.4 million foreign currency movement. This revenue decrease was partially offset by an increase in U.S. sales productivity (i.e. hardware sales divided by the average number of sales representatives) and additional sales to a large national account. The reduction in sales representatives is part of our strategic plan to improve sales productivity while reducing operating costs. Retail service, supplies and rentals revenue declined by $90.4 million or 11.2% primarily due to the continuing transition from analog to digital equipment and a negative $8.6 million foreign currency movement. Wholesale revenue for the nine months ended December 31, 2001 declined by $14.3 million or 19.6% primarily due to a movement away from lower margin transactions and a negative $1.0 million foreign currency movement.

Gross Profit

Our total gross profit margin increased to 34.7% for the nine months ended December 31, 2001 from 32.1% for the comparable prior year period. The increase in our profit margin in the current year as compared to the prior year was primarily due to a $22.4 million write-down of analog inventory and a $10.5 write-down of rental equipment in the prior year. Absent this adjustment, our gross profit margin for the prior year would have been 34.6%.

Retail equipment margins decreased to 24.0% during the nine months ended December 31, 2001 from 26.8% in the comparable prior year period excluding the $22.4 million inventory write-down, due to competitive market conditions within the industry in the current year. Retail service, supplies and rental margins increased to 42.0% for the nine months ended December 31, 2001 from 40.7% for the comparable prior year period, excluding a $10.5 million write-down of rental equipment in the prior year, due to increased productivity. Wholesale margins increased to 18.7% for the nine months ended December 31, 2001 from 16.5% in the comparable prior year period primarily due to higher margin transactions in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") declined by $69.2 million or 14.9% to $394.1 million for the nine months ended December 31, 2001 from $463.3 million for the comparable prior year period, while as a percentage of total revenue, SG&A expenses decreased to 33.3% from 34.4%. Excluding a charge of $8.0 million related to the exit of certain facilities in the current year, SG&A declined to 32.6% of total revenue. The reduction was primarily attributable to lower selling expenses resulting from reduced sales, a decrease in our work force and increased productivity.

Amortization of Intangible Assets

Amortization of our intangible assets decreased by $20.8 million to $8.1 million for the nine months ended December 31, 2001 from $28.9 million for the comparable prior year period. This difference was primarily due to an $18.8 million write-off of goodwill for our Australian subsidiary in the prior year second quarter and a $6.9 million write-off of goodwill related to one of our United States subsidiaries in the prior year fourth quarter.

Restructuring Charges

We recorded a pre-tax restructuring charge of $10.6 during the first nine months of fiscal year 2002, which included a $4.5 million charge for severance and a $6.1 million charge for the exit of facilities. As described above, beginning at the end of the fourth quarter of fiscal year 2001, we proceeded with a series of changes to our senior management team. Our new management team reviewed the existing restructuring plan and as a result of changing business conditions in the U.S. and Europe and revisions to our business strategies, we decided to modify the fiscal 2001 and fiscal 2002 restructuring plans. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions, we reversed $12.6 million of severance and facility restructuring reserves for fiscal 2001 in fiscal year 2002.

Other (Income) Expense

Other (income) expense for the nine months ended December 31, 2001 included a foreign currency gain of $2.8 million, a $0.4 million gain on the sale of our New Zealand business and a $1.1 million provision relating to the sale of our Ameritrend business. Other expense for the comparable prior period included foreign currency losses of $5.4 million.

Operating Earnings (Loss) from Continuing Operations

For the nine months ended December 31, 2001, operating earnings from continuing operations increased by $96.7 million to $12.1 million, compared to a loss of $84.6 million in the comparable prior year period. Earnings for the nine months ended December 31, 2001 include an $8.0 million charge for the exit of facilities and a $2.0 million net credit for the reversal of restructuring reserves. Earnings for the comparable prior year nine month period included a $19.3 million restructuring charge, a $32.9 million write-down for analog inventory and rental equipment and an $18.8 million write-off of goodwill.

Interest Expense and Interest Income

Interest expense decreased by $29.6 million to $34.8 million for the nine months ended December 31, 2001 from $64.4 million in the comparable prior year period. The decrease was the result of reduced outstanding debt, lower interest rates and reduced bank waiver fees. Interest income decreased by $1.0 million from the comparable prior year period due to lower cash balances.

Income Taxes

We recorded an income tax benefit of $6.8 million for the nine months ended December 31, 2001 compared to a $40.9 million tax benefit for the comparable prior year period. The combined effective income tax rate was 32.1% for fiscal year 2002 as compared to 27.9% for the comparable prior year period. The increase in the tax rate is primarily due to changes in the mix of earnings and losses from continuing operations before extraordinary items in certain tax locales.

Earnings (Loss) from Continuing Operations, before Extraordinary Items

For the nine months ended December 31, 2001, we incurred a net loss from continuing operations of $14.5 million compared to a net loss from continuing operations of $105.7 million in the comparable prior year period for the above mentioned reasons. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $0.44 per ADS in the current year fiscal year compared to, a net loss from continuing operations available to common shareholders of $1.96 per ADS in the comparable prior year period.

Exchange Rates

Fluctuations in the exchange rates between the pound sterling and the United States dollar affect the dollar equivalent of the pound sterling market price of our ordinary shares on the London Stock Exchange and, as a result, are likely to affect the market price of our American depositary shares.

We operate in 27 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

 .    the results of our international operations reported in United States dollars; and
 .    the value of the net assets of our international operations reported in
     United States dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 43.5% of our revenue for the three months ended December 31, 2001 was generated outside the United States. For the three months ended December 31, 2001, approximately 27.4% of our revenue was generated in Euro countries, 6.8% in the United Kingdom, and 9.3% in other foreign locations. Approximately 43.9% of our revenue for the nine months ended December 31, 2001 was generated outside the United States. For the nine months ended December 31, 2001, approximately 27.3% of our revenue was generated in Euro countries, 7.1% in the United Kingdom, and 9.5% in other foreign locations.

During the nine months ended December 31, 2001, both the Euro currency and the United Kingdom pound weakened against the dollar by approximately 1.7% and 3.4%, respectively. This change negatively impacted revenue by approximately $15.0 million.

Our results of operations and financial condition have been, and may continue to be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Liquidity and Capital Resources

We have a $318.0 million credit facility with a consortium of international lenders through March 31, 2004. The facility consists of a $100.0 million revolver, a $188.0 million term loan and $30.0 million of letters of credit commitments. On December 31, 2001, we repaid $2.0 million of principal under the term loan. The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA, a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of our capital expenditures. Danka was in compliance with these covenants as of December 31, 2001.

As of December 31, 2001, we owed $206 million under the credit facility. The available unused commitment as of December 31, 2001 was $76.0 million under the revolving credit facility. We were incurring interest on our indebtedness under the credit facility during the three months ended December 31, 2001 at a weighted average rate of approximately 8.0% per annum. Effective interest rates under the credit facility are LIBOR, plus 5.5 percent. The interest rate will increase by 0.5% on June 29, 2002 and by 0.5% quarterly thereafter. On June 30, 2002, we are required to pay our banks a fee equal to 1.5% of the total commitment under the credit facility and on June 30, 2003 a fee equal to 4.0% of the total commitment. The term component of the facility requires repayment of principal in installments of $3.0 million by March 31, 2002, $16.0 million in fiscal year 2003 ($4 million at the end of each quarter), and $187.0 million in fiscal year 2004 ($8 million at the end of each of the first three quarters, with payment due in full on March 31, 2004). In addition, we are required to make additional repayments of our indebtedness under the credit facility in amounts equal to 50% of our excess cash flow (as defined in the credit facility) for each of our fiscal years.

Our indebtedness under the credit facility is secured by substantially all of our assets in the United States, Canada, the United Kingdom., the Netherlands and Germany. The credit facility contains negative and affirmative covenants which restrict, among other things, our ability to incur additional indebtedness and create liens beyond certain agreed limits, prohibit the payment of dividends, other than payment-in-kind dividends on our participating shares, and require us to maintain certain financial ratios as described above.

In June 2001, we issued approximately $47.6 million of zero coupon senior subordinated notes due April 1, 2004 and approximately $64.5 million of 10% subordinated notes due April 1, 2008 as consideration pursuant to an exchange offer for our 6.75% convertible subordinated notes due April 1, 2004. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both 100% owned U.S. subsidiaries. The senior subordinated notes and the 10% notes include covenants which restrict our ability to dispose of assets or merge. The senior subordinated notes also include covenants which restrict us from incurring additional indebtedness or creating liens and limit the payment of dividends, other than payment-in-kind dividends on our participating shares.

In March 1995, we issued $200 million in principal of 6.75% convertible subordinated notes. Following completion of the exchange offer referred to above, approximately $16 million of the 6.75% notes remain outstanding. The outstanding notes are due for repayment in full on April 1, 2002.

The following table sets out Danka's future payments for the following contractual obligations:

                                                                    Payments due in        Payments due in
-------------------------------------------------------------------------------------------------------------
Contractual Obligations                             Total          Less Than 1 Year       More Than 1 Year
-------------------------------------------------------------------------------------------------------------
(in 000's)
Credit Facility                                        $206,000                $15,000               $191,000
Notes Payable                                           128,102                 15,988                112,114
Capital Leases                                              742                    253                    489
Other Long-Term Obligations                               7,406                  5,599                  1,807
                                             ----------------------------------------------------------------
Total Contractual Obligations                          $342,250                $36,840               $305,410
                                             ================================================================

Danka Holding Company ("DHC"), one of our subsidiaries, is party to tax retention operating leases ("TROL") which expire on March 31, 2004. The lease provides for DHC to lease certain real property in the United States. The TROL generally requires DHC to pay property taxes, maintenance, insurance, and certain other operating costs of the leased properties. DHC has given a residual guarantee in respect of the fair market value of the properties at the termination of the TROL. The residual guarantee has not been included in the above table of our contractual obligations. DHC is obligated to pay the difference between the maximum amount of the residual guarantee, which is equal to 87% of the total cost of the properties and the fair market value of the properties at the termination of the leases. DHC's maximum contingent liability under the TROL was approximately $24.5 million as of December 31, 2001. DHC has purchased renewal options over the leased properties at fair market value and has the right to exercise purchase options for each property at the end of the lease term. Alternatively, the properties can be sold to third parties. At December 31, 2001, some properties were being offered for sale. We currently have a $2.4 million reserve relating to DHC's expected liability under the residual guarantee. We believe the reserve is adequate to cover any potential shortfall between the sale price of the properties and DHC's liability under the residual guarantee. The TROL incorporates the covenants from our credit facility, including the financial covenants.

On December 17, 1999, we issued 218,000 new 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares for the first five years. The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per American depositary share), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 24.5% of the total voting power of our capital stock. As of December 31, 2001, we had issued an additional 28,639 participating shares in respect of payment-in-kind dividends.

We are not permitted to pay dividends (other than payment-in-kind dividends on our participating shares) under our credit facility and we do not anticipate the payment of a dividend on our ordinary shares in the foreseeable future.

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

We have an agreement with General Electric Capital Corporation ("GECC") under which GECC agrees to provide financing to our customers to purchase equipment until March 31, 2006. The agreement specifies minimum levels of customer leases that we are required to provide to GECC in our fiscal years 2002 through 2006. We are required to make penalty payments to GECC if we fail to provide these minimum levels of customer leases.

In addition, the GECC agreement requires us to maintain a specified minimum consolidated net worth. If we breach that covenant, GECC can refuse to provide financing to our new customers and terminate the agreement as to any future financings. The net worth covenant is the same as the minimum net worth covenant contained in our credit facility.

The Internal Revenue Service has completed its audits of our federal income tax returns for the fiscal years ended March 31, 1995, 1996, 1997 and 1998. We have now resolved all outstanding issues with the Internal Revenue Service arising out of those examinations. We have agreed to certain adjustments with the Internal Revenue Service to the tax returns, primarily relating to the timing of deductions associated with leased equipment financing and costs associated with our acquisition of Kodak's office imaging division. This result does not have a material negative impact on our financial position, results of operations or liquidity due to the availability of losses that we can carry back to the years affected by the adjustments

Fiscal authorities in the Netherlands are engaged in an audit of our Dutch operations. We do not believe that this audit, or any result thereof, will have a material impact on our financial position, results of operations or liquidity.

Our net cash flow provided by operating activities was $90.2 million, and $76.1 million for the nine months ended December 31 of fiscal year 2002 and 2001, respectively. Net cash flow provided by (used in) investing activities was $239.4 million and $(48.7) million for the first nine months of fiscal year 2002 and 2001, respectively. The increase in fiscal year 2001 cash flow from investing activities was primarily due to the $273.2 million in net cash proceeds received from the sale of DSI and a $15.5 million reduction in capital expenditures. Net cash flow provided by (used in) financing activities was $(355.6) million and $(35.4) million for fiscal year 2002 and 2001, respectively. The decrease in fiscal year 2002 cash flow from financing activities was due to repayment of borrowings primarily from the proceeds from the sale of DSI.

Market Risk Management

Interest Rate Risk:

Our exposure to interest rate risk primarily relates to our variable rate bank debt. As outlined above in "Liquidity and Capital Resources," at December 31, 2001 we had an outstanding balance of $206.0 million under our new credit facility. We incurred interest on our credit facility at a weighted average rate of 8.0% per annum during the three months ended December 31, 2001.

Based on the outstanding balance under our credit agreement, a change of 100 basis points in the average interest rate, with all other variables remaining constant, would cause an increase/decrease in our interest expense of approximately $2.0 million on an annual basis.

Special Note Regarding Forward Looking Statements

Certain statements contained in this Form 10-Q, or otherwise made our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward looking statements, and contain information relating to the us that is based on the beliefs of management as well as assumptions, made by, and information currently available to, management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to us or our management, are intended to identify forward- looking statements. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward looking statements, we claim the protection of the safe harbor for forward looking statements provided for in the Private Securities Litigation Act of 1995. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to (i) any material adverse change in financial markets or our, (ii) any inability to achieve or maintain cost savings, (iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by competitors, (iv) any inability by Danka to procure, or any inability by the us continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any of our key upper management personnel, (vi) fluctuations in foreign currencies, (vii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services and (viii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. We undertake no obligation and do not intend to update these forward looking statements to reflect events or circumstances that arise after the date such statements are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside Danka.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to legal proceedings and claims, which arise in the ordinary course of business and should not have a material adverse effect upon our financial position, results of operation or liquidity.

Item 2.   Changes in Securities

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     10.37 Amended and Restated Employment Agreement dated November 6, 2001 between Danka and Brian L. Merriman
     10.38 Employment Agreement dated July 26, 2001 between Danka [Office Imaging Company] and Todd L. Mavis
     10.39 Employment Agreement dated July 26, 2001 between Danka [Office Imaging Company] and Peter Williams
     10.40 Employment Agreement dated July 23, 2001 between Danka [Office Imaging Company] and David P. Berg






     (b)   Reports on Form 8-K:

             None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Danka Business Systems PLC
                             --------------------------
                                       (Registrant)


Date:  February 13, 2001                    /s/ F. Mark Wolfinger
       -----------------    ----------------------------------------------------

                                              F. Mark Wolfinger
                            Executive Vice-President and Chief Financial Officer
                                   (Chief Financial Officer and Principal
                                             Accounting Officer)