Form 10-K
period 2002-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2002-06-21
CIK 894010

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the fiscal year ended March 31, 2002.

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

         (State or other jurisdiction of incorporation or organization)

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

                                 Ordinary Shares
                                   1.25 p each

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K. [ ]

As of May 15, 2002, the registrant had 248,084,622 ordinary shares outstanding, including 54,918,259 represented by American depositary shares ("ADS"). Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts. The aggregate market value of voting shares held by non-affiliates of the registrant as of May 15, 2001 was $276,614,354 based on the average bid and asked prices of ADSs as quoted on the NASDAQ SmallCap Market.

================================================================================

                           DANKA BUSINESS SYSTEMS PLC
                  Annual Report on Form 10-K for March 31, 2002

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS ...................................................................................  3

RISK FACTORS .................................................................................................  3

PART I .......................................................................................................  6

   ITEM 1. BUSINESS ..........................................................................................  6

   ITEM 2. PROPERTIES ........................................................................................  9

   ITEM 3. LEGAL PROCEEDINGS .................................................................................  9

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............................................  9

   ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT .............................................................  9

PART II ...................................................................................................... 10

   ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS ....................... 10

   ITEM 6. SELECTED FINANCIAL DATA ........................................................................... 10

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............. 10

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................................... 10

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................................................... 11

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .............. 11

PART III ..................................................................................................... 11

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............................................... 11

   ITEM 11. EXECUTIVE COMPENSATION ........................................................................... 15

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ................................... 20

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................................... 22

PART IV ...................................................................................................... 22

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ................................. 22

   INDEPENDENT AUDITORS' REPORT .............................................................................. 28

   SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS ............................................................ 29

   SIGNATURES ................................................................................................ 30

SELECTED CONSOLIDATED FINANCIAL DATA ......................................................................... 31

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................ 32

CONSOLIDATED STATEMENTS OF OPERATIONS ........................................................................ 44

CONSOLIDATED BALANCE SHEETS .................................................................................. 45

CONSOLIDATED STATEMENTS OF CASH FLOWS ........................................................................ 46

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) .................................................... 47

FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to us or our management, are intended to identify forward looking statements. No assurance can be given that the results in any forward looking statement will be achieved. For the forward looking statements, we claim the protection of the safe harbor for forward looking statements provided for in the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to, the following (some of which are explained in greater detail below):
(i) any material adverse change in financial markets or in our own position,
(ii) any inability to achieve or maintain cost savings, (iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by our competitors, (iv) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any of our key upper management personnel, (vi) fluctuations in foreign currencies and (vii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. We undertake no obligation, and do not intend to update these forward looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

RISK FACTORS

Profitability - We incurred a loss from continuing operations of $9.9 million and generated net earnings of $137.6 million during fiscal year 2002, which ended March 31, 2002. This included income from discontinued operations of $119.5 million from the sale of Danka Service International ("DSI") and an extraordinary gain on the early retirement of debt of $27.9 million. We incurred a loss from continuing operations of $233.5 million and a net loss of $220.6 million during fiscal year 2001, which ended March 31, 2001. This included income from discontinued operations of $13.0 million. If we incur losses in the future, it could limit our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due. We believe that our results for fiscal years 2002 and 2001 were impacted in large part by competitive pressures, the transition in our industry from analog to digital products, our decision to substantially exit the analog business, our efforts to position ourselves as a preeminent provider of digital equipment, services and solutions and our efforts to develop and grow areas of our business that do not rely on the sale and servicing of office imaging equipment.

Competition - Our industry is highly competitive. We have competitors in all markets in which we operate and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support. In addition, our suppliers continue to establish themselves as direct competitors in many of the areas in which we do business. Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of the development of document processing, retention and duplication technologies. We may not be able to keep, and we may even lose our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices that we can obtain for our products and may affect our ability to retain customers, both of which could negatively affect our operating results.

Technological Changes - The office imaging industry is changing rapidly from analog to digital photocopiers. Some of our digital products replace or compete with our analog products. Digital photocopiers are more efficient than analog photocopiers, meaning that our customers require fewer of them to provide the same level of output. Digital photocopiers are increasingly more reliable than analog photocopiers and require less maintenance. This has contributed, in part, to a decline in our service contract revenue, which has traditionally formed a significant portion of our revenues. In addition, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete. Development of technologies in our industry, including digital and color products, may impair our future operating performance and our ability to compete. For example, we may not be able to procure or gain access to products and bring them to the marketplace, or to make the investments necessary for us to maintain a technologically competitive workforce. We launched two major initiatives in fiscal year 2002, which are designed to reduce the impact of these technological changes on our service revenue. First, we launched our Danka @
the Desktop initiative, which is a complete solution tailored to each customer's specific needs. It improves document workflow and printing processes, increases productivity, and lowers overall document production costs. Typical components include workflow analysis, integrated software that enhances control and accountability, imaging system additions and upgrades, implementation services and printer network optimization, user training, ongoing monitoring and technical support. We have also introduced our multi-vendor services initiative to leverage our existing Technical Services group and expand the types of technical services and maintenance we provide for our customers to include other types of digitally connected devices and equipment installed by other vendors. The success of these initiatives may not be achieved if they are not accepted by our customers, do not generate additional service revenue, or we are unable to provide the software, hardware, solutions or services necessary to successfully implement these initiatives.

Vendor Relationships - We have relationships with Canon, Ricoh, Toshiba, Heidelberg/Nexpress, and Konica. These companies manufacture equipment, parts, supplies and software for resale by us in all of our markets. We also rely on our equipment suppliers for related parts and supplies. An inability to obtain parts or supplies from our major vendors, or the loss of any major vendor, may seriously harm our business because we may not be able to supply those vendors' products to our customers on a timely basis in sufficient quantities or at all. There is no guarantee that these vendors or any of our other vendors will continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by the vendors resulting from economic conditions, may impair our vendors' ability to provide products on a timely manner or at competitive prices.

Indebtedness - We have significant outstanding indebtedness. At March 31, 2002 we had consolidated bank and long-term indebtedness, including current maturities of long-term debt, of approximately $304.5 million. As of March 31, 2002, we owed $170 million under our senior credit facility. The facility requires repayment of principal in installments of $16.0 million in fiscal year 2003 ($4 million at the end of each quarter), and $154.0 million in fiscal year 2004 ($8 million at the end of each of the first three quarters, with payment due in full on March 31, 2004). We also are required to make additional repayments of our indebtedness under the credit facility in amounts equal to 50% of our excess cash flow (as defined in the credit facility) for each of our fiscal years. In addition, we have $47.6 million in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64.5 million in principal amount of 10% subordinated notes due April 1, 2008.

Our significant level of indebtedness may require us to dedicate a substantial portion of our operating cash flows to payments of interest and principal. The payment obligations and covenants under our indebtedness may also limit our ability to make investments that are necessary for us to keep pace with the technological changes currently affecting our industry. Some of our borrowings bear interest at a variable rate. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cashflow, reducing the amounts available to make payments on our indebtedness.

Bank and Other Covenants - Our senior credit facility imposes significant operating restrictions on us, because it contains financial and non- financial covenants which restrict our business operations. If we were to fail to comply with the financial covenants and did not obtain a waiver or amendment from our senior bank lenders, we would be in default under the senior credit facility and lenders owning a majority of our senior bank debt would be permitted to demand immediate repayment. If we were to fail to repay our senior bank debt when it becomes due, our lenders could proceed against certain of our and our subsidiaries' assets and capital stock which we have pledged to them as security for the repayment of our senior bank debt. In addition, we lease a number of properties under tax retention operating leases. The tax retention operating leases incorporate the financial covenants included in the senior credit facility. If we were to breach the financial covenants or other restrictions in the tax retention operating leases, then the banks that have financed the properties leased under those leases may terminate the leases. In that case, we may be required to purchase the properties that are subject to the tax retention operating leases or they may be sold to third parties. In addition, we may be required to make payments to the banks under guarantees that we have given regarding the value of the properties. Our maximum contingent liability under the leases is approximately $24.4 million as of March 31, 2002.

Third Party Financing Arrangements - We have an agreement with General Electric Capital Corporation ("GECC") under which GECC agrees to provide financing to our customers to purchase equipment from us. Although we have other financing arrangements, GECC finances a significant part of our business. If we were to breach the covenants or other restrictions in our agreement with GECC, then GECC may refuse to provide financing to our customers. If GECC were to fail to provide financing to our customers, those customers may be unable to purchase equipment from us if we were unable to provide comparable alternative financing arrangements on similar terms. If we were unable to provide financing, we may lose sales, which could negatively affect our operating results. If we fail to provide a minimum level of customer leases under the agreement, we are required to pay penalty payments to GECC.

Achieving and Sustaining Profits - In order to be profitable, we must maintain efficient and cost-effective operations. We are continuing to focus on exploring and exploiting new market opportunities, pursuing productivity initiatives and streamlining our infrastructure. These initiatives are aimed at making us more profitable and competitive in the long-term. Our ability to sustain and improve our profit margins through these initiatives may be affected by factors outside our control.

Restructuring Plan - In December 2000, we announced that we would be eliminating approximately 1,200 positions, or approximately 8% of our worldwide workforce, and that we would be closing and consolidating several of our facilities in order to lower our costs to meet our current revenue and margin expectations. We modified our restructuring plan during fiscal year 2002 and implemented a new restructuring plan for fiscal year 2002. If we do not implement our restructuring plans within our projected time frames, our ability to achieve our anticipated savings and lower costs may be harmed, which may reduce our profitability. We anticipate that the workforce reductions will be substantially completed by June 30, 2002 and that the remaining lease obligations related to the facility closures will be substantially completed by March 2003.

Information System - If we fail to successfully implement our program to enhance and unify our United States management information system, it may become increasingly difficult for us to obtain information that we need to manage our business, price our products, invoice and collect from our customers, and process and pay our creditors on a timely basis and without additional expense. We currently operate a number of different management information systems in the United States, our biggest market. In the past, we have encountered some difficulties with coordinating those systems. We are in the process of implementing an approximately $20 million program to enhance and unify our United States management information systems. We anticipate that the program will be completed during the third quarter of fiscal year 2003. The success of our program depends on our ability to develop a system, which adequately fulfills our management information needs and we may be negatively impacted if we fail to do so.

Currency Fluctuations - As a multinational company, changes in currency exchange rates affect our revenues, cost of sales and operating expenses. In addition, fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect the results of our non-United States operations when reported in United States dollars in our U.S. financial statements, and the value of the net assets of our non-United States operations when reported in United States dollars in our U.S. financial statements. Approximately 44% of our revenue was generated outside the United States in fiscal year 2002, with the majority of this revenue generated in countries that have adopted the euro as their currency and the United Kingdom. During fiscal year 2002, the euro weakened approximately 2.5% against the United States dollar and the United Kingdom pound weakened approximately 3.1% against the United States dollar. We pay for some high-volume copiers, parts and supplies in euro countries in United States dollars, but we generally invoice our customers in euro countries in euro. Because of the weakening of the euro against the United States dollar, our operating margins and cash flow have been, and may continue to be, negatively impacted when we receive payment in euro but we pay our suppliers in United States dollars. In addition, our results of operations and financial condition have been, and may continue to be, negatively impacted by the effect of currency fluctuations on the translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the United States dollar for inclusion in our U.S financial statements. We do not hedge our exposure to changes in foreign currency.

Share Price - The market price of our ordinary shares and American depositary shares could be subject to significant fluctuations as a result of many factors. In addition, global stock markets have from time to time experienced significant price and volume fluctuations, which may lead to a drop in the market price of our ordinary shares and American depositary shares. Factors which may add to the volatility of the price of our ordinary shares and American depositary shares include many of the factors set out above, and may also include changes in liquidity in our ordinary shares and American depositary shares, sales of our ordinary shares and American depositary shares, investor sentiment towards the business sector in which we operate and conditions in the capital markets generally. Many of these factors are beyond our control. These factors may decrease the market price of our ordinary shares and American depositary shares, regardless of our operating performance.

Dividends - We have not paid any cash or other dividends on our ordinary shares since 1998 and we do not expect to do so for the foreseeable future. We are an English company and under English law, we are allowed to pay dividends to shareholders only if:

     . we have accumulated, realized profits that have not been previously distributed or capitalized, in excess of our accumulated, realized losses that have not previously been written off in a reduction or reorganization of capital; and

     . our net assets are not less than the aggregate of our share capital and our non-distributable reserves, either before or as a result of the dividend.

As of the date of filing of this Form 10-K, we have insufficient profits to pay dividends on our ordinary shares. In addition, our senior credit facility prohibits us from paying dividends on our ordinary shares without our lenders' consent. We may also only pay dividends on our ordinary shares if we have paid the dividends due on our 6.50% senior convertible participating shares.

                                     PART I

ITEM 1. BUSINESS

Introduction

We are one of the world's leading providers of office imaging equipment, solutions and related services and supplies. We primarily market office imaging equipment and related services, parts and supplies directly to customers in 27 countries. Canon, Heidelberg/Nexpress, Ricoh and Toshiba manufacture most of the products that we distribute. Throughout Europe, we also market private label office imaging equipment and related supplies directly to customers under our Infotec trademark and on a wholesale basis to independent dealers.

We provide a wide range of customer-related support services, maintenance contracts, supply contracts and leasing arrangements relating to the sale of our office imaging equipment. Our service business is contractual. Our service contract renewals provide a significant source of recurring revenue for us.

Our operations are conducted through three reporting segments: Danka United States, Danka Europe and Danka International which represented 55.8%, 34.9% and 9.3%, respectively of our total revenue in fiscal year 2002. Additional financial information regarding our reporting segments can be found in Note 13 to the consolidated financial statements. All three segments provide office imaging equipment, solutions, services, parts and supplies to retail customers. Danka United States, operates throughout the United States, Danka Europe operates throughout Europe and Danka International operates in Canada, Latin America and Australia. Danka Europe also provides office imaging equipment on a wholesale basis to over 750 independent dealers.

We sold DSI to Pitney Bowes for $290 million in cash, subject to adjustment depending on the value of DSI's net assets on closing. The consideration has been preliminarily adjusted downward by $2.8 million, which is the amount that the value of DSI's net assets at closing of the sale were less than the estimated valuation of $82.4 million. We anticipate that the adjustment will be finalized in the first quarter of fiscal year 2003. We used the net proceeds of DSI to repay part of our senior bank debt, to finance cash payable under an exchange offer for our 6.75% convertible subordinated notes due 2002, to finance the cost of the exchange offer and to finance costs associated with the refinancing of our senior bank debt.

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

Equipment Suppliers

Our business relies on close relationships with equipment suppliers and our ability to purchase products from these suppliers on competitive terms. See "Equipment and Software Products" below. We have relationships with Canon, Ricoh, Toshiba, Heidelberg/Nexpress, and Konica to manufacture equipment, parts, supplies and software for resale by us in the United States, Canada, Latin America, Europe and Australia. We also rely on our equipment suppliers for related parts and supplies.

Equipment and Solutions

Our primary products include state-of-the-art digital and color multi-function devices that photocopy, print, scan and fax information, high-volume printing systems, solutions, and parts and supplies. Our solutions include equipment, professional services and software for copying and printing systems. The office imaging industry is generally represented by the following six "segments":

                           Segment           CPM/(1)/              Principal Manufacturers
                      ----------------------------------------------------------------------------
                              1                  *20       Xerox, Canon, Sharp, Mita, Ricoh
                              2              21 - 30       Xerox, Canon, Sharp, Mita, Ricoh
                              3              31 - 40       Canon, Xerox, Ricoh, Konica, Sharp
                              4              41 - 69       Canon, Xerox, Ricoh, Minolta, Konica
                              5              70 - 90       Canon, Oce, Xerox, Sharp
                              6                 **91       Xerox, Heidelberg, Oce, Canon, IBM

*  means less than
** means greater than

(1)  Copies per minute
Source: International Data Corporation and Lehman Brothers research (April 2002)

We operate in all six segments but our current worldwide focus is on segments
4-6.

In April 2002, we introduced our Danka @ the Desktop program, which is designed to assist customers with their document workflow and printing processes so they can increase productivity and lower overall document production costs. We have created relationships with numerous third party software and hardware providers in connection with Danka @ the Desktop, including: NPS, ESI, Alto Imaging and Canon. We install and customize software obtained from these providers to suit particular customers' needs. We also sell hardware and software products manufactured by these providers which are designed to enhance our customers' document management process. We have also introduced our multi-vendor services initiatives to leverage our existing Technical Services group and expand the types of technical services and maintenance we provide for our customers to include other types of digitally connected devices and equipment installed by other vendors.

Services

Retail service, supplies and rentals represented 60.3% of our total revenue in fiscal year 2002, 59.9% in fiscal year 2001 and 61.7% in fiscal year 2000. This revenue is primarily derived from our equipment, maintenance and supply contracts. Generally, our contracts are for a minimum one-year term and are based upon a monthly minimum payment and a per image charge on all images above the minimum.

Marketing, Customers and Sales Organization

Our retail operation targets a broad range of customer groups, including:

       .   small to mid size businesses;
       .   large multinational companies;
       .   professional firms;
       .   governmental institutions; and
       .   educational institutions.

Additionally, we market office imaging equipment on a wholesale basis to a network of authorized independent dealers in Europe.

We believe that our retail customers primarily base their purchasing decisions on:

       .   quality and reliability of post-sales service and solution support;
       .   product performance and capabilities;
       .   price; and
       .   availability of financing.

We use a range of advertising and promotional activities, including:

       .   print media advertising campaigns;
       .   distribution of descriptive brochures and direct mail pieces; and
       .   informational seminars and presentations.

Our marketing efforts are also enhanced by national advertising campaigns by the manufacturers of the equipment that we sell and co-operation arrangements between those manufacturers and us. The co-operation arrangements with our vendors are support programs provided by the manufacturers to assist us with costs associated with promoting their products. In addition, we use our website to market our products and services.

Our compensation plan for our sales representatives is designed to provide a positive career path and to minimize sales personnel turnover. Compensation for our sales representatives consists of a base salary and a selling commission that is aligned to our strategic objectives which include, but are not limited to, increased gross margins and value added sales solutions.

Leasing

We have historically provided financing for most of our customers' purchases of equipment with leases using various funding sources. General Electric Capital Corporation ("GECC") funds our largest customer leasing program. We have an agreement with GECC to provide customer lease financing in the United States through March 2006. We also obtain customer lease financing from other funding sources, including for our business outside the United States. External lease financing arrangements permit us to use our capital for other business activities.

Training

We train our employees so that there is a uniform application of our operating procedures throughout the sales network. Upon employment, our sales representatives participate in an intensive information and skills training program. After the initial training is completed, we continue to develop the skills and knowledge of our sales representatives by providing new product training, self-study computer based courses and ongoing sales skill development.

Field engineers and service technicians who are new to Danka are immediately trained and certified. Our service personnel are continuously trained on new technology developed by our equipment manufacturers. Our service training centers are certified at authorized service facilities by many of our equipment manufacturers. In addition, each field engineer carries state-of-the- art service tools, including a laptop computer loaded with technical information and diagnostic software.

At our Digital Support Center, our network and system support engineers receive ongoing training on industry standard certifications for office imaging equipment, as well as application software support from some of the leading technology companies, including Microsoft, Adobe Systems, Novell and Sun Microsystems.

Competition

Our business is highly competitive. We have competitors in all markets in which we operate and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support. In addition, our suppliers continue to establish themselves as direct competitors in each of the areas in which we do business. Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of the development of document processing, retention and duplication technologies. Our retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers, and wholesale clubs.

Employees

As of March 31, 2002, we employed approximately 9,500 persons.

Some of our non-United States employees are subject to labor agreements that, among other things, establish rates of pay and working hours. We consider our employee relations to be good. We believe that we provide working conditions and wages that are comparable to those of our competitors.

Trademarks and Service Marks

We believe that our trademarks and service marks have gained recognition in the office imaging and document management industry and are important to our marketing efforts. We have registered various trademarks and service marks. In particular, we believe that the trademarks "Danka" and "Infotec" are important our ongoing business. Our policy is to continue to pursue registration of our marks whenever possible and to oppose vigorously any infringement of our proprietary rights. Depending on the jurisdiction, trademarks and service marks are valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic. Registrations of trademarks and service marks in the United States can generally be renewed indefinitely as long as the trademarks and service marks are in use.

Backlog

Backlogs are not material to our business.

ITEM 2. PROPERTIES

Our general policy is to lease, rather than own, our business locations. We lease numerous properties for administration, sales and service, and distribution functions and for our retail and wholesale operations. The terms vary under the leases. Some of our leases contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, our lease agreements require us to pay our proportionate share of taxes, common area expenses, insurance, and related costs of the rental properties.

During fiscal year 2002, we announced that we would be closing and consolidating some of our facilities. In 2002, we identified a total of 39 facilities to be closed, partially closed and/or consolidated with our other facilities. The remaining lease obligations relating to these facility closures will be terminated or the facilities will be subleased during fiscal year 2003. We incurred a restructuring charge of $6.1 million in fiscal year 2002 in connection with facility closures.

The facilities identified for closure, partial closure or consolidation in fiscal year 2002 are in addition to the 40 facilities that we identified in fiscal year 2001 to be closed, partially closed and/or consolidated with our other facilities. The remaining lease obligations relating to the facility closures that we identified in fiscal year 2001 will be terminated or the facilities will be subleased during fiscal year 2003. We incurred a restructuring charge of $4.3 million in fiscal year 2001 in connection with the closures, of which $3.0 million was reversed in fiscal year 2002 due to changing business conditions and changes in our business strategy.

We own several smaller business locations, none of which are necessary to the success of our business. In the future, we may dispose of some of the properties that we own and replace them with leased properties that we believe may be more desirable or more conveniently located.

Danka Holding Company ("DHC"), one of our subsidiaries, is party to tax retention operating leases ("TROL") which expire on March 31, 2004. The TROL provides for DHC to lease certain real property in the United States. The TROL generally requires DHC to pay property taxes, maintenance, insurance, and certain other operating costs of the leased properties. DHC has purchase renewal options over the leased properties at fair market value and has the right to exercise purchase options for each property at the end of the lease term. Alternatively, the properties can be sold to third parties. At March 31, 2002, the properties were being offered for sale.

Our management believes that the properties we occupy are, in general, suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims, which arise, in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An extraordinary general meeting of the shareholders of Danka Business Systems PLC was held on March 28, 2002 to approve the Danka Section 423 Employee Stock Purchase Plan. The voting on the resolution was as follows:

          ----------------------------
           FOR            78,615,401
          ----------------------------
           AGAINST         2,453,366
          ----------------------------
           ABSTAIN                 -
          ----------------------------

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers is contained in part III, item 10 of this Form 10-K.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following table sets forth the high and low sale price for our ADSs, as reported by the Nasdaq National Market up to and including December 6, 2000 and by the Nasdaq SmallCap Market from December 7, 2000, and the high and low middle market quotations, which represent an average of bid and offered prices in pence, for the ordinary shares as reported on the Official List of the London Stock Exchange. Each ADS represents four ordinary shares.

                                               U.S. Dollars per ADS           Pence per Ordinary Share
                                            ----------------------------    ------------------------------
                                              High               Low           High               Low
                                              ----               ---           ----               ---
        Fiscal Year 2002:
        Quarter ended June 30, 2001           $1.25              $0.63         19.75p             10.50p
        Quarter ended September 30, 2001       1.12               0.49         18.00               9.75
        Quarter ended December 31, 2001        1.13               0.50         17.50               9.25
        Quarter ended March 31, 2002           4.15               0.97         67.50              15.75

        Fiscal Year 2001:
        Quarter ended June 30, 2000           $6.13              $3.50         91.00p             63.75p
        Quarter ended September 30, 2000       4.13               1.41          66.5              29.50
        Quarter ended December 31, 2000        1.66               0.28         29.50               7.50
        Quarter ended March 31, 2001           1.00               0.31         16.25                8.0


As of March 31, 2002, 54,647,859 ADSs were held of record by 2,543 registered holders and 248,084,622 ordinary shares were held of record by 3,578 registered holders. Since some of the ADSs and ordinary shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. We most recently paid a dividend to shareholders on July 28, 1998. We are an English company and we currently have insufficient profits, as determined under English law, to pay dividends on our ordinary shares. In addition, we are not currently permitted to pay dividends, other than payment-in-kind dividends on our participating shares, under our senior credit facility. We do not expect to pay dividends on our ordinary shares for the foreseeable future and any decision to do so will be made by our board of directors in light of our earnings, financial position, capital requirements, credit agreements, legal requirements and other such factors as our board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the information under the heading "Selected Consolidated Financial Data" in our annual report to shareholders for the year ended March 31, 2002. See Exhibit 13 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report to shareholders for the year ended March 31, 2002. See Exhibit 13 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report to shareholders for the year ended March 31, 2002. See Exhibit 13 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the information under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Shareholders' Equity" and "Notes to the Consolidated Financial Statements" in our annual report to shareholders for the year ended March 31, 2002. See Exhibit 13 to this report. As is the case with any company, prior financial condition and results of operations are not necessarily indicative of future results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The table below contains information regarding our current directors and executive officers and the current directors and executive officers of our primary operating subsidiaries. The executive officers serve at the pleasure of the respective boards of directors.

                                                                                                                       Director's
         Name              Age               Position(s)                   Nominations      Audit       Compensation    Rotation
----------------------   -------   ------------------------------------    ------------  ------------   ------------   -----------
P. Lang Lowrey, III        48      Chief Executive Officer and Chairman         X             -              -            2004
Kevin C. Daly              58      Director                                     -             -              -            2002
Michael B. Gifford         66      Director                                     X             X              -            2004
Richard M. Haddrill        49      Director                                     -             X              -            2002
Christopher B. Harned      39      Director                                     -             X              -            2002
Richard F. Levy            71      Director                                     -             X              -            2002
W. Andrew McKenna          56      Director                                     -             X              -            2002
J. Ernest Riddle           60      Director                                     -             X              X            2003
James L. Singleton         46      Director                                     X             -              X            2003
C. Anthony Wainwright      68      Director                                     X             -              X            2002
Brian L. Merriman          65      President, Chief Operating
                                     Officer and Director                       -             -              -            2002
F. Mark Wolfinger          47      Executive Vice President and
                                     Chief Financial Officer                    -             -              -               -
Todd L. Mavis              41      President and Chief Operating Officer,
                                     Danka United States
Peter Williams             49      President and Chief Operating Officer,
                                     Danka Europe
David P. Berg              41      President and Chief Operating Officer,
                                     Danka International
J. Michael Hawkins         55      President, Technical Service
                                     Business Unit                              -             -              -               -
Keith J. Nelsen            38      Senior Vice President
                                     and General Counsel                        -             -              -               -
Paul Dumond                47      Secretary                                    -             -              -               -
Ricardo A. Davis           55      Senior Vice President and
                                     Chief Administrative Officer               -             -              -               -
Donald W. Thurman          56      Senior Vice President Growth
                                     and Marketing                              -             -              -               -
Michel Amblard             55      Senior Vice President of Finance,
                                     Danka Europe                               -             -              -               -
Sanjay Sood                37      Senior Vice President of Finance,
                                     and Accounting                             -             -              -               -

P. Lang Lowrey III. Mr. Lowrey was appointed our chief executive officer and director effective March 1, 2001 and was appointed chairman of our board of directors effective January 13, 2002. From 2000 to February 2001, Mr. Lowrey served as chief executive officer of eMag Solutions, LLC, a worldwide data storage solutions and services company and as chairman of eMag since 1999. From 1995 to 1997, Mr. Lowrey served as chairman and chief executive officer of Anacomp, Inc., an imaging solutions and services company. From 1997 to 1998, Mr. Lowrey was chairman emeritus of Anacomp. Since 1997, Mr. Lowrey has been the managing partner of Buckhead Angels, an e-commerce venture capital group.

Kevin C. Daly. Mr. Daly was appointed to our board of directors in January 2002. Since October 2001, Mr. Daly has been chief technical officer of Storage Solutions Group, a leading supplier of data protection devices for computer networks from 1991 to 2001. Mr. Daly served as chief executive officer and president of Quantum ATL which was merged into Storage Solutions Group in 2001 by Quantum Corporation.

Michael B. Gifford. Mr. Gifford was appointed to our board of directors in September 1999. He was chairman of our board of directors from March 1, 2001 to January 13, 2002. Mr. Gifford was our interim chief executive officer from October 2000 to February 2001. From 1983 through 1996, Mr. Gifford was group chief executive of the Rank Organization Plc, a London based leisure and entertainment conglomerate and the joint venture partner for Xerox operations outside the Americas. During that period, he served as the Rank representative on the Rank Xerox board. He was also a director of Fuji Xerox, whose operations covered the Eastern Hemisphere. Mr. Gifford also served on the board of directors of English China Clays Plc from 1992 to 1999. He is currently a director of The Gillette Company, a New York Stock Exchange listed global consumer products company.

Richard M. Haddrill. Mr. Haddrill was appointed as a director in February 2002. Since 1999, Mr. Haddrill has been president and chief executive officer of Manhattan Associates, a Nasdaq National Market listed company, which provides supply chain execution and collaborative commerce solutions. From 1994 to 1999, Mr. Haddrill served as president and chief executive officer of Powerhouse Technologies, Inc., a company that provides technology to the gaming industry. Mr. Haddrill also spent 16 years with Ernst & Young with the last 6 years as a partner.

Christopher B. Harned. Mr. Harned was appointed as a director in March 2002. Mr. Harned has been a managing director of The Cypress Group L.L.C., a private equity fund, since November 2001. From 1985 to 2001, Mr. Harned was with Lehman Brothers, most recently as head of the Global Consumer Products Merger and Acquisitions division. Mr. Harned also served as a member of Lehman Brothers' Investment Banking Business Development Committee. Mr. Harned was designated by the owners of the participating shares as their nominee to serve on the board of directors.

Richard F. Levy. Mr. Levy was appointed as a director in February 2000. Since March 2002, Mr. Levy has been a partner at Jenner & Block, a law firm based in Chicago, Illinois. Mr. Levy was a partner at Altheimer & Gray, from May 1996 to March 2002 and prior to that a partner with Kirkland & Ellis, both of which are international law firms based in Chicago, Illinois. Mr. Levy also serves as vice chairman and a director of Amalgamated Investments Company, a bank holding company. Mr. Levy is also a director of Matria Healthcare, Inc., an international healthcare company and First Oak Brook Bancshares, Inc., a bank holding company, both of whose shares are traded on the Nasdaq National Market. Before 1998, he was a director of Ambassador Apartments, a real estate investment trust.

W. Andrew McKenna. Mr. McKenna was appointed as a director in February 2002. Mr. McKenna was the president and director of SciQuest.com, a Nasdaq National Market listed company, from December 1999 to December 2000. Mr. McKenna served from 1990 to 1999 in a variety of roles for Home Depot, most recently as senior vice president, strategic business development and import/logistics. Mr. McKenna also spent 16 years with Deloitte & Touche, with the last 10 years as a partner. Mr. McKenna also serves on the board of directors of Auto Zone, Inc., a New York Stock Exchange listed company.

J. Ernest Riddle. Mr. Riddle was appointed as a director in January 1998. From March 1997 to July 1999, Mr. Riddle was president and chief operating officer of Norrell Services, Inc., an outsourcing information technology and staffing services company based in Atlanta, Georgia. Before joining Norrell, Mr. Riddle spent four years with Ryder System, Inc., a logistics and transportation group, primarily in marketing and sales. He was president of Ryder International from October 1995 to December 1996. Mr. Riddle also has considerable experience in the photocopier industry, having worked for Xerox Corporation from 1966 to 1992 where he held several executive positions including vice president marketing and vice president operations for the United States group, and vice president worldwide marketing operations and vice president marketing/sales director for Rank Xerox in London. Mr. Riddle serves on the board of directors of AirNet Systems, Inc, a provider of time-sensitive small package delivery services. He also serves as a trustee of Brevard College and is on the board of visitors of the University of North Carolina. Mr. Riddle has previously served on the board of directors of Norrell and Enterasys.

James L. Singleton. Mr. Singleton was appointed as a director in December 1999. In 1994 Mr. Singleton formed The Cypress Group LLC, a private equity firm, and currently serves as president. Previously, Mr. Singleton was a managing director in Lehman Brothers' Merchant Banking Group. Mr. Singleton serves on the board of directors of Cinemark USA Inc., William Scotsman Inc., WESCO International Inc., ClubCorp Inc., HomeRuns.Com. Inc. and L.P. Thibault Company. Mr. Singleton was designated by the owners of the participating shares as their nominee to serve on the board of directors.

C. Anthony Wainwright. Mr. Wainwright was appointed as a director in September 1999. Since 1997, Mr. Wainwright has served as vice chairman of McKinney & Silver, a North Carolina advertising agency and wholly-owned division of Havas Advertising. From 1995 to 1997 Mr. Wainwright was the chairman of Harris Drury Cohen, a Ft. Lauderdale advertising agency. Before serving as chairman of Harris Drury Cohen, Mr. Wainwright was the chairman of Compton Partners, Saatchi & Saatchi, an international advertising agency which is a subsidiary of Cordiant PLC. Mr. Wainwright also serves as a director of six public companies including: Advanced Polymer Systems, Inc., America Woodmark Corporation, Caribiner International, Del Webb Corporation and Marketing Services Group Inc. In addition, Mr. Wainwright serves on various other private and charitable boards.

Brian L. Merriman. Mr. Merriman joined us in July 1998 and was appointed to our board of directors in July 1999. Mr. Merriman was also appointed in July 1999 to serve as our president and chief operating officer worldwide. Mr. Merriman plans to retire as an executive officer effective July 1, 2002. Before his appointment to the board of directors in July 1999, Mr. Merriman served as president and chief operating officer of Danka Americas, including the United States, Canada and Latin America regions. From 1994 to 1998 Mr. Merriman served as senior vice president of the Electronic Imaging Division of Toshiba America Information Systems, Inc. Mr. Merriman has also held several senior level positions with Savin Corporation and Konica Business Machines USA, Inc.

F. Mark Wolfinger. Mr. Wolfinger joined us in August 1998 and currently serves as our executive vice president and chief financial officer. Before his appointment to chief financial officer in December 1998, Mr. Wolfinger served as the president of our specialty markets divisions, including Canada, Latin America and Omnifax. Mr. Wolfinger served as executive vice president and chief financial officer for Hollywood Entertainment Corporation from 1997 to 1998.

Todd L. Mavis. Mr. Mavis joined us in 2001 and currently serves as president of our U.S. business unit. From 1997 to 2001, Mr. Mavis was executive vice president of Mitchell International, a leading information provider and software developer for insurance and related industries. From 1996 to 1997, Mr. Mavis was senior vice president - worldwide sales and marketing of Checkmate Electronics, Inc, a NASDAQ traded company. For the last 16 years, Mr. Mavis has been involved in the information technology industry and has been heavily involved in the re-engineering of several companies, including Attachmate and Memorex Telex.

Peter Williams. Dr. Williams joined us in 2001 and currently serves as chief operating officer of our European operations. Dr. Williams served from 1986 to 2001 in a variety of roles for Anacomp, Inc., most recently as executive vice president in charge of the International Document Solutions divsion. Anacomp is an imaging solutions and services company.

David P. Berg. Mr. Berg joined us in 2001 and currently serves as chief operating officer of our International region. Mr. Berg served as executive vice president, general counsel of Danka from June 1997 to June 2000. Mr. Berg served as senior vice president with Comdial, Inc. of Sarasota, Florida from March 2001 to July 2001 and as president, chief operating officer of Ipool, a privately held e-commerce company in Minneapolis, Minnesota from July 2000 to February 2001. From 1994 to June 1997, he served as senior vice president, general counsel and secretary of Nordic Track, Inc., a manufacturer and distributor of fitness equipment.

J. Michael Hawkins. Mr. Hawkins joined us in 1996 and since May 2001 has served as president of our U.S. technical services, strategic business unit. Mr. Hawkins served as senior vice president, customer services from 1998 to 2001. Mr. Hawkins served as vice president of customer service from 1996 to 1998. Before joining us, Mr. Hawkins worked at Xerox Corporation for twenty-three years, most recently as national service agent manager and as a district manager of customer service.

Keith J. Nelsen. Mr. Nelsen was appointed as our senior vice president and general counsel in June 2000. From 1997 to June 2000, Mr. Nelsen served as our associate general counsel. From 1995 to 1997, Mr. Nelsen served as vice president and associate general counsel at Nordic Track, Inc., a manufacturer and distributor of fitness equipment.

Paul G. Dumond. Mr. Dumond has been our company secretary since March 1986. He is a chartered accountant. Mr. Dumond is also the owner and director of Nautilus Management Limited, a management services company. In addition, he is a non-executive director of two publicly owned United Kingdom companies, Redbus Interhouse PLC, which provides internet web server co-location facilities, and Mid-States PLC, a listed cash shell, which formerly distributed auto parts in the United States. Mr. Dumond was previously with Thomson McLintock, Chartered Accountants, now part of KPMG, following which he held the positions of finance manager, and later finance director, in the oil and gas industry.

Donald W. Thurman. Mr. Thurman joined Danka in January 2002 and currently serves as executive vice president and chief growth and marketing officer. From July 2001 to January 2002, Mr. Thurman was chief executive officer of eMag Solutions LLC, a privately-owned international data storage solutions company. Mr. Thurman also served from 1995 to 2000 in a variety of roles with Anacomp, most recently as executive vice president and chief operating officer.

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

Michel Amblard. Mr. Amblard was appointed as our senior vice president and chief financial officer for Danka Europe effective June 1, 2001. From 1998 to June 1, 2001, Mr. Amblard served as our senior vice president and corporate controller. From September 1997 to 1998, Mr. Amblard served as our senior vice president human resources worldwide. From May 1997 to September 1997, Mr. Amblard served as project manager for our Uniting Danka project. From 1996 to 1997, Mr. Amblard served as the chief financial officer of Danka International. Mr. Amblard plans to resign by July 1, 2002.

Sanjay Sood. Mr. Sood was appointed as our senior vice president of finance and accounting effective June 1, 2001. From May 2000 to June 1, 2001, Mr. Sood served as our senior vice president planning and analysis. From 1997 to 2000, Mr. Sood served as vice president and corporate controller, senior vice president asset management of Hollywood Entertainment Corporation. From 1987 to 1997, Mr. Sood served in various financial positions at Dairy Mart Convenience Stores, most recently as corporate controller.

Our articles of association set the size of our board of directors at not less than two persons. Our board of directors currently consists of eleven members who serve pursuant to our articles of association.

Two directors are elected by the owners of the participating shares: currently these are Mr. Singleton and Mr. Harned. The directors elected by the owners of the participating shares are elected by the affirmative vote of a majority of the votes cast at a class meeting of the owners of those shares. The quorum for the class meeting is two persons holding or representing by proxy at least one-third in nominal value of the participating shares in issue. Our articles of association provide that, subject to the following exception, the owners of the participating shares are entitled to appoint two directors so long as they hold, in aggregate, voting shares (including participating shares) that represent at least ten percent of the total voting rights. The owners of participating shares are entitled to appoint one participating share director if they own, in aggregate, voting shares representing less than ten percent but more than five percent of the total voting rights.

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

Each director is required to retire from office at the third annual general meeting after his appointment or, if earlier, the annual general meeting which falls in the third calendar meeting after his appointment. In addition, directors may be appointed by the board of directors. Directors appointed by the board of directors will hold office only until the next following annual general meeting of shareholders, when they are eligible for re-election. Any director must retire at the first annual general meeting which takes place after the director reaches the age of 70 and annually thereafter.

There is no understanding regarding any of our executive officers or directors or any other person pursuant to which any executive officer or director was, or is, to be elected or appointed to such position except for the directors appointed by the owners of the participating shares.

No executive officer or director is related to any other executive officer or director.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of Forms 3, 4, and 5 furnished to Danka or written representations from certain persons that no Forms 5 were required for those persons, we believe that during our 2002 fiscal year, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to our directors, officers and 10% beneficial owners were timely satisfied, save for the following exception. Kevin Dean failed to file Forms 4 to reflect the sale of 11,500 ADSs on March 31, 2001 (which transaction included the sale of 10,000 ADSs purchased by Mr. Dean on December 23, 2000) and the subsequent purchase of 5,000 ADSs on May 7, 2001. [Mr. Dean paid us $3,400 in respect of the profit made by Mr. Dean on the sale on March 31, 2001 of the 10,000 ADSs that were purchased on December 23, 2000.]

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

The table below contains information about the annual and long-term compensation for services rendered in all capacities for the last three (3) fiscal years for our chief executive officer and our other four most highly compensated executive officers.

                                                   Summary Compensation Table
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Number
    Name and Principal        Fiscal                               Other Annual     Restricted     Of Options/     All Other
         Position              Year     Salary        Bonus        Compensation        Stock        SARs (1)     Compensation
----------------------------  -------  ----------  ------------    -------------   --------------  ------------  --------------
P. Lang Lowrey III (2)         2002    $ 500,000   $1,486,135              -                 -             -      $34,056      (4)
   Chief Executive Officer     2001       32,692      250,000  (5)         -                 -     1,000,000/-          -

Brian L. Merriman              2002      630,788    1,344,172              -                 -             -      846,346      (7)
   President and Chief         2001      650,000       89,375       $ 10,151 (3)    $1,466,255(6)          -      444,100      (7)
   Operating Officer           2000      650,000      949,000         12,083 (3)             -             -       50,245      (8)

F. Mark Wolfinger              2002      488,781      892,081              -                 -        75,000/-          -
   Executive Vice President    2001      450,000      101,875              -                 -             -            -
   and Chief Financial         2000      450,000      657,000              -                 -             -        3,995      (9)
   Officer

Todd L. Mavis (10)             2002      242,308      329,916 (11)         -                 -       425,000/-    387,398     (12)
   President and Chief         2001            -            -              -                 -             -            -
   Operating Officer,          2000            -            -              -                 -             -            -
   Danka United States

David P. Berg (13)             2002      157,692      209,977              -                 -       225,000/-     50,000     (14)
  President and Chief          2001       71,539      135,416              -                 -             -            -
  Operating Officer,           2000      325,000      524,500              -                 -             -       14,135     (15)
  Danka International

(1) The stock options granted are to acquire American depositary shares. Each American depositary share represents four ordinary shares. All numbers shown in the above table represent American depositary shares. All options were granted at the fair market value of the American depositary shares on the date of the grant.
(2) P. Lang Lowrey III began serving as our chief executive officer effective March 1, 2001 and as chairman of the board of directors effective January 13, 2002.
(3)    The amounts listed represents sums received as director's fees.
(4) The amounts listed represent temporary living expenses and relocation reimbursements.
(5) This amount represents payment of a signing bonus to Mr. Lowrey upon commencement of his employment.
(6) This amount represents the dollar value of the restricted stock award of 385,542 American depositary shares to Mr. Merriman as of the date of approval of the award by shareholders at our 2000 annual general meeting based on the closing price of an American depositary share on the Nasdaq National Market on that date. Mr. Merriman's shares are issuable in three equal installments in 2001, 2002 and 2003, subject to acceleration on the occurrence of certain events. The value of the restricted stock as of March 31, 2002 was $1,480,481 based on the closing price of an American depositary share on the Nasdaq SmallCap Market. Dividends (if any) will be paid on the restricted stock.
(7) This amount includes an insurance premium with a dollar value of benefit to Mr. Merriman of $846,346 and $444,100 for 2002 and 2001, respectively, paid by Danka Office Imaging Company as advances under a split-dollar term life insurance agreement on behalf of Mr. Merriman for the benefit of beneficiaries designated by Mr. Merriman. The advances are secured by an interest in the policy, which has been assigned to Danka Office Imaging Company.
(8) This amount includes relocation reimbursements of $44,995 for fiscal year 2000. Fiscal year 2000 also includes a matching contribution to our 401(k) plan of $5,250.
(9)    This amount represents a matching contribution to our 401(k) plan.
(10)   Mr. Mavis began serving as an executive officer in August 2001.
(11)   The amounts listed include a $50,000 signing bonus.
(12) The amounts listed include a $75,000 relocation bonus, a $202,000 housing bonus that was grossed up to $286,322 for tax purposes and $26,076 of temporary living expenses and relocation reimbursements.
(13) Mr. Berg began serving as an executive officer in fiscal year 1999. He resigned effective June 2, 2000 and was reappointed as an executive officer effective August 7, 2001.
(14)   The amounts listed represents a $50,000 housing bonus.

(15)  The amounts listed represent matching contributions to our 401(k) plan.

Share Option Plans

We have options outstanding under our share option plans. The options granted are for the right to acquire ordinary shares or American depositary shares. The table below provides information concerning options issued under our share option plans to our named executive officers who received a grant of options during fiscal year 2002. We did not grant any stock appreciation rights during fiscal years 2002, 2001, and 2000.

                                       Option Grants in Fiscal 2002 - Individual Grants
-------------------------------------------------------------------------------------------------------------------------------

                                              % of Total                                       Potential Realizable Value
                                                Options                                          At Assumed Annual Rates
                            Number of         Granted to     Exercise or                       Of Share Price Appreciation
                             Options         Employees in     Base Price     Expiration            For Option Term (2)
         Name              Granted (1)        Fiscal 2002     ($/Share)         Date              5%                 10%
----------------------    --------------     -------------   ------------   ------------   -----------------   ----------------
F. Mark Wolfinger             50,000     (3)      3.6%          $1.88         02/08/12         $ 59,116          $149,812
                              25,000     (4)                     1.88         02/08/12           29,558            74,906
Todd L. Mavis                400,000     (3)     20.6%           0.88         08/09/11          221,371           560,997
                              25,000     (4)                     1.88         02/08/12           29,558            74,906
David P. Berg                200,000     (3)     10.9%           0.88         08/09/11          110,685           280,499
                              25,000     (4)                     1.88         02/08/12           29,558            74,906


(1)  The options granted are for American depositary shares.
(2) The United States dollar amounts under these columns are the result of calculations at 5% and 10% which reflect rates of potential appreciation set by the SEC. Therefore these calculations are not intended to forecast possible future appreciation, if any, of our ordinary share or ADS price. Our stock options are granted with a pence per ordinary share or United States dollar per ADS exercise price.
(3) Options vest in three equal annual installments beginning after the first anniversary date.
(4) The options vest in 5 years beginning after the first anniversary date but may become fully vested by the achievement of certain predetermined goals.

The table below provides detailed information concerning aggregate share option/stock appreciation rights values at the end of fiscal year 2002 for unexercised share options/SARs held by each of our named executive officers. No share options/SARs were exercised by any named executive officer in fiscal year 2002.

                                   Aggregate Options/SARs Exercised In Fiscal Year 2002
                                           And Fiscal Year-End Option/SAR Values
----------------------------------------------------------------------------------------------------------------------------

                                                                         Number of                  Value of Unexercised
                                Number of                               Unexercised                     In-the-Money
                           American Depositary                          Options/SARs                    Options/SARs
                           Shares Acquired on        Value           At Fiscal Year-End              At Fiscal Year-End
          Name                Exercise (1)          Realized     Exercisable/Unexercisable       Exercisable/Unexercisable
-----------------------   ---------------------   ------------   ---------------------------     ---------------------------
P. Lang Lowrey III                  -                  -              333,333/666,667             $ 1,279,999/ $ 2,560,001
                                                                            0/0              (2)            0/0
Brian L. Merriman                   -                  -                 750,000/0                           /0
                                                                         750,000/0           (2)            0/0
F. Mark Wolfinger                   -                  -               570,000/75,000                    0/288,000
                                                                         500,000/0           (2)            0/0
Todd L. Mavis                       -                  -               25,000/400,000                 96,0000/1,536,000
                                                                            0/0              (2)            0/0
David P. Berg                       -                  -               50,000/175,000                 192,000/672,000
                                                                            0/0              (2)            0/0

(1) The options granted are for American depositary shares. The options were granted at the fair market value of the American depositary shares on the date of the grant. Each American depositary shares represents four ordinary shares.
(2) These amounts represent stock appreciation rights in respect of American depositary shares granted during fiscal year 1999.

Compensation of Directors

Each director serving as an executive officer received the equivalent of (Pounds) 25,000 in directors' fees for fiscal year 2002.

Michael B. Gifford served as our chairman from March 1, 2001 to January 13, 2002. While chairman, Mr. Gifford received an annual base salary equivalent to $200,000 per annum, medical insurance coverage for himself and his spouse and reimbursement of business expenses.

Compensation payable to the non-employee directors is determined by the board and is reviewed annually. Compensation consists of the following:

     .    An annual sum of (Pounds) 25,000.
     . If a chairman of a committee of the board of directors, an additional annual sum of (Pounds) 3,500.
     . (Pounds) 1,200 for each board of directors or committee meeting attended and reimbursement for expenses in connection with such attendance

James L. Singleton and Mr. Christopher B. Harned, the directors appointed by holders of the participating shares, have waived their entitlements to receive emoluments.

Human Resources Committee Interlocks and Insider Participation

None of the members of our human resources committee have at any time been an executive officer. There were no human resources committee interlocks or insider participation in compensation decisions in fiscal year 2002.

Change of Control Agreements

Each of P. Lang Lowrey, Brian L. Merriman, F. Mark Wolfinger, Todd L. Mavis and David P. Berg has a change of control agreement with Danka Business Systems PLC and Danka Office Imaging Company.

Under each change of control agreement, if the relevant executive's employment is terminated without cause, other than due to death, disability, or retirement, or the executive terminates his employment for good reason, in either case within two years after a change of control, the relevant executive will be entitled to receive the severance benefits described below. "Good reason" includes an adverse change in the relevant executive's status or position, decrease in base salary, relocation, or our failure to continue in effect any compensation or benefit plan.

The severance benefit entitlements under the change of control agreement include:

     . a lump-sum cash payment, in an amount equal to three times base salary for Mr. Merriman and two times base salary for Mr. Lowrey, Mr. Wolfinger, Mr. Mavis and Mr. Berg. "Base salary" is the salary being earned either at the time of the change of control, or at the time of the termination of the relevant executive's employment, whichever is greater;
     . a pro rata annual bonus for the fiscal year of termination calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at the level equal to the performance achieved through the date of termination or, if greater, the pro rata amount of any performance bonus that the relevant executive is guaranteed to receive for the fiscal year;
     . an amount equal to three times, in the case of Mr. Merriman and two times, in the case of Mr. Lowrey, Mr. Wolfinger, Mr. Mavis and Mr. Berg, the relevant executive's annual bonus for the fiscal year of termination, calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at a level equal to the performance achieved through the date of termination or, if greater, any performance bonus that the relevant executive is guaranteed to receive for that fiscal year;
     . continued coverage under our welfare plans for up to 24 months in the case of Mr. Merriman and Mr. Wolfinger and 12 months in the case of Mr. Lowrey, Mr. Mavis and Mr. Berg; and
     . the immediate vesting and exercisability of the respective executive's stock options for three years following termination of the executive's employment.

Each change of control agreement provides that the relevant executive will be reimbursed for any federal excise taxes imposed on payments that constitute excess "golden parachute payments."

A "change of control" occurs for the purposes of the change of control agreements if:

     . any person or group unaffiliated with us acquires securities representing more than 30 percent of our shareholder voting power;
     . a merger or consolidation involving us is consummated and results in less than 50 percent of the outstanding voting securities of the surviving or resulting entity being owned by our then existing stockholders;
     . we sell substantially all of our assets, or substantially all of the assets of Danka Holding Company, to a person or entity which is not our wholly-owned subsidiary or any of our affiliates; and
     . during any period of two consecutive years, individuals who, at the beginning of such period, constituted our board of directors cease to constitute at least a majority of our board of directors, unless the election or nomination for election for each new director was approved by the vote of at least two-thirds of the directors then still in office who were directors at the beginning of such two-year period.

Each change of control agreement will remain in effect until the time that the relevant executive is terminated in circumstances, which do not entitle the executive to severance payments under his agreement. The change of control agreements will not expire earlier than two years after the effective date of any change of control.

Employment Agreements

P. Lang Lowrey III

Mr. Lowrey has an employment agreement with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. The employment agreement, which is effective from March 1, 2001, provides for

     .    an annual base salary of not less than $500,000;
     . an annual target bonus based on individual and corporate performance of up to 100% of base salary; o an additional bonus based on specified corporate objectives of up to 100% of base salary; o a signing bonus of $250,000; o stock option grants consistent with Mr. Lowrey's position; o relocation benefits under our standard relocation plan and, in addition, up to $8,000 per month on an after-tax basis for
     . twelve months from March 1, 2001 for temporary living and travel expenses associated with relocation; and payment of other vested benefits due to Mr. Lowrey under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Lowrey's employment is terminable by either party upon 30 days' written notice, if without cause. In the event that Mr. Lowrey's employment is terminated other than by reason of his death or by us for cause, we will be required to provide Mr. Lowrey with:

     . a termination payment of $1,000,000 payable in installments over a twelve month period;
     . a proportionate amount of any performance bonus that would have been payable to Mr. Lowrey for the fiscal year in which termination occurs;
     . medical, hospitalization, life and other insurance benefits for Mr. Lowrey and his family for up to two years after the termination date;
     .    immediate vesting of stock options with a two year exercise period;
          and
     . other vested benefits payable to Mr. Lowrey under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Lowrey is required to comply with worldwide non-compete and confidentiality provisions for two years following termination of employment.

Brian L. Merriman, F. Mark Wolfinger, Todd L. Mavis and David P. Berg

Each of Mr. Merriman, Mr. Wolfinger, Mr. Mavis and Mr. Berg have employment agreements with Danka Office Imaging Company and, in the case of Mr. Merriman, Mr. Mavis and Mr. Berg, Danka Business Systems PLC and Danka Holding Company. Each agreement provides for:

     .    a minimum annual base salary;

     . an annual target bonus of up to 100% of base salary ($250,000 for Mr. Mavis and $167,000 for Mr. Berg) based on individual and corporate performance and eligibility for additional bonuses based on our performance bonus plan;
     .    stock option grants consistent with the relevant executive's position;
          and
     . payment of other vested benefits due to the executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Merriman's amended employment agreement is dated November 6, 2001 and provides for an annual base salary of not less than $500,000. Mr. Merriman's employment agreement also provides for the following:

     .    additional allowances of $85,000 for temporary living expenses;
     . the forfeiture of options for 85,000 American depositary shares granted on or about September 9, 1998 which have an exercise price of $6.875 in exchange for the transfer to Mr. Merriman of the title to his company car;
     . four split dollar life insurance premium payments of $683,806, payable on November 15, 2001, January 1, 2002, 2003 and 2004 respectively; and

     . the issuance to Mr. Merriman of 385,542 American depositary shares in three equal installments in 2001, 2002 and 2003, subject to acceleration on death or permanent disability, termination of employment by Mr. Merriman for good reason or by us other than for cause, or on a change of control event affecting us. Issuance of each installment is conditional upon Mr. Merriman remaining employed on the relevant issue date. Our human resources committee may determine that Mr. Merriman receives up to 40% of any installment in cash instead of American depositary shares, the cash amount being calculated by reference to the closing market price of our American depositary shares on the dealing day last preceding the relevant issuance date. The number of American depositary shares issuable to Mr. Merriman are subject to adjustment to protect against dilution in certain circumstances.

Mr. Wolfinger's employment agreement is dated August 15, 2000 and provides for an annual base salary of not less than $450,000.

Mr. Mavis's employment agreement is dated July 26, 2001, and was amended on March 18, 2002, and provides for an annual base salary of not less than $375,000. In addition to the above, Mr. Mavis's employment agreement also provides for the payment to Mr. Mavis of:

..    a signing bonus of $50,000;

..    a bonus of $75,000 upon the permanent relocation of Mr. Mavis's family to the St. Petersburg area;

..    a bonus of $100,000 on the first anniversary of Mr. Mavis's employment so long as he remains employed on that date;

..    relocation benefits under our standard relocation plan and, in addition, up to $3,000 per month on an after-tax basis for five months from August 1, 2001 for temporary living and travel expenses associated with relocation; and

..    a bonus of $202,000, subject to tax gross-up, upon the sale of Mr. Mavis's existing home and purchase by Mr. Mavis of a new home in the St. Petersburg area.

Mr. Berg's employment agreement is dated July 26, 2001 and provides for an annual base salary of not less than $250,000. In addition to the above, Mr. Berg's employment agreement also provides for the payment to Mr. Berg of:

..    a signing bonus of $50,000; and

..    relocation benefits under our standard relocation plan.

Mr. Merriman's, Mr. Mavis's and Mr. Berg's employment agreements are terminable by either party, without cause, upon 60 days' written notice. Mr. Wolfinger's employment agreement expires on August 15, 2003 and is otherwise terminable by either party, without cause, on 30 days' written notice.

In the event that any of Mr. Merriman's, Mr. Wolfinger's, Mr. Mavis's or Mr. Berg's employment agreement is terminated other than by us for cause or by reason of the relevant executive's death, we must provide the relevant executive with:

     . a termination payment, in an amount equal to twice the executive's base salary, payable in installments over a twelve month period (except that if Mr. Mavis's or Mr. Berg's employment is terminated within the first year of his employment, we must pay them a sum equal to their base salary);
     . a proportionate amount of any performance bonus that would have been payable to the relevant executive for the fiscal year in which termination occurs;
     . medical, hospitalization, life and other insurance benefits for the relevant executive and his family for up to two years after the termination date;
     . immediate vesting of stock options with a two year exercise period (or, in the case of Mr. Wolfinger, a three year exercise period); and
     . other vested benefits payable to the relevant executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Merriman has advised us that he plans to retire from his position as an executive of Danka by July 1, 2002. Mr. Merriman's employment agreement provides that in the event that he gives us notice that he will terminate his employment on July 1, 2002, he will be entitled to the termination benefits described above.

Each of Mr. Merriman's, Mr. Berg's, Mr. Mavis's and Mr. Wolfinger's employment agreements require the relevant executive to comply with worldwide non-compete and confidentiality provisions for two years following termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                          RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides a summary of all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors, consultants, advisors, vendors, customers, suppliers and lenders), in effect as of March 31, 2002.

                                                                                                            (c)
                                                                                                    Number of securities
                                                                                                  remaining available for
                                                (a)                           (b)                  future issuance under
                                     Number of securities to be    Weighted average exercise     equity compensation plans
                                      issued upon exercise of         price of outstanding         (excluding securities
                                        outstanding options,      options, warrants and rights    reflected in column (a)
Plan category                           warrants and rights
                                    -----------------------------------------------------------------------------------------
Equity compensation plans                    7,230,219                      $ 5.77                       11,526,809
approved by security holders

Equity compensation plans not                       __                          __                               __
approved by security holders
Total                                        7,230,219                      $ 5.77                       11,526,809

Note: All figures for numbers of securities in the table are for American depositary shares.

Security Ownership of Management and Others

The following table sets forth, as of May 15, 2002, information as to the beneficial ownership of our ordinary shares by:

     . each person known to us as having beneficial ownership of more than five percent (5%) of our equity securities;
     .    each director;
     . each "named executive officer" as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934; and
     .    all of our directors and executive officers as a group.

                                                               Shares Beneficially Owned as of May 15, 2002 (2)
                                                           ---------------------------------------------------------
                                                                 Number of                ADS
              Name of Beneficial Owner (1)                  Ordinary Shares (8)       Equivalent        Percent (8)
---------------------------------------------------------- ---------------------- --------------------  ------------
Holdings of greater than 5 percent
Cypress Associates II LLC (3)                                   75,140,416            18,785,104           23.2%

Holdings by Directors, Named Executive Officers and all Directors and Executive Officers as a Group

Kevin C. Daly                                                           -                     -              *
Michael B. Gifford                                                  16,000                 4,000             *
Richard M. Haddrill                                                     -                     -              *
Christopher B. Harned                                                   -                     -              *
Richard F. Levy                                                     80,000                20,000
W. Andrew McKenna                                                       -                     -              *
J. Ernest Riddle                                                    20,000                 5,000             *
James L. Singleton (4)                                          75,180,416            18,795,104           23.3%
C. Anthony Wainwright                                                4,375                17,500             *
P. Lang Lowrey III (5)                                           1,402,933               350,733             *
Brian L. Merriman (6)                                            3,629,388               907,347            1.4%
F. Mark Wolfinger (7)                                            2,339,943               584,986             *
Todd L. Mavis                                                       40,000                10,000             *
David P. Berg                                                        9,155                36,620             *

All directors and executive officers
   as a group (22 persons)                                      83,753,012            20,938,253           25.3%

 (*) Represents less than one percent (1%) of the share capital.
(1) Except for Messrs. Wolfinger, Mavis, and Berg, all of the listed individuals are currently directors. Messrs. Lowrey, Merriman, Wolfinger, Mavis and Berg are executive officers.
(2) Except as otherwise indicated, all ordinary shares of American depositary shares are held of record with sole voting and investment power.
(3)  Consists of:

     . 222,103 convertible participating shares which are convertible into 71,415,664 ordinary shares, beneficially owned by Cypress Merchant Banking Partners II L.P.;
     . 9,442 convertible participating shares which are convertible into 3,036,008 ordinary shares, beneficially owned by Cypress Merchant Banking II C.V.; and
     . 2,142 convertible participating shares which are convertible into 688,744 ordinary shares, beneficially owned by 55th Street Partners II L.P.
     Cypress Associates II LLC, as well as James A. Stern, Jeffrey P. Hughes, James L. Singleton and David P. Spalding (each a "Managing Member" of Cypress Associates II LLC), may be deemed to beneficially own these shares. However, Cypress Associates II LLC and each Managing Member disclaims beneficial ownership. The share and percentage ownership figures are calculated at the conversion rate as of May 15, 2002 of 321.543 ordinary shares for each convertible participating share. The principal business and office address of Cypress Associates II LLC and the Managing Members is 65 East 55th Street, New York, NY 10022.
(4) Includes 75,140,416 ordinary shares beneficially owned by affiliates of Cypress Associates II LLC. Mr. Singleton is Vice Chairman of The Cypress Group LLC. See note 3 above. Mr. Singleton disclaims beneficial ownership of such shares.
(5) Includes options held by Mr. Lowrey to purchase 333,333 American depositary shares, equivalent to 1,333,332 ordinary shares, all of which are currently exercisable.
(6) Includes options held by Mr. Merriman to purchase 750,000 American depositary shares, equivalent to 3,000,000 ordinary shares, all of which are currently exercisable. Also includes an entitlement to receive 128,514 American depositary shares, equivalent to 514,056 ordinary shares, on May 8, 2002. These securities had not been issued to Mr. Merriman as of May 15, 2002, due to United Kingdom regulatory reasons.
(7) Includes options held by Mr. Wolfinger to purchase 570,000 American depositary shares, equivalent to 2,280,000 ordinary shares, all of which are currently exercisable.
(8) At May 15, 2002 a total of 248,084,622 ordinary shares were outstanding. Pursuant to the rules of the Securities and Exchange Commission, ordinary shares or American depositary shares that a person has a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options or the conversion of our convertible participating shares are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

On May 15, 2002, The Bank of New York, as depositary for our American depositary share program, held 219,673,036 ordinary shares representing approximately 88.5% of the ordinary shares in issue.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information briefly describes certain relationships and transactions between affiliated parties and us. Our management believes that these relationships and transactions have been established on terms no less favorable to us than the terms that could have been obtained from unaffiliated parties. These relationships and transactions have been approved by a majority of our independent outside directors and, since its creation, our audit committee.

Future relationships and transactions, if any, with affiliated parties will be approved by a majority of our independent outside directors and our audit committee and will be on terms no less favorable to us than those that could be obtained from unaffiliated parties.

Richard F. Levy, a member of the board of directors, was a partner at the international law firm of Altheimer & Gray from May 1996 to March 2002. Altheimer & Gray has served as one of our outside counsel during fiscal years 1998 through 2003.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. The following financial statements of the registrant included in Part II, item 8, of this report are incorporated herein by reference as described in item 8:

Exhibit No.                            Description
-----------                            -----------
   13
                  Consolidated Statements of Operations--years ended March 31,
                      2002, 2001 and 2000
                  Consolidated Balance Sheets--March 31, 2002 and 2001 Consolidated Statements of Cash
                  Flows--years ended March 31,
                      2002, 2001 and 2000
                  Consolidated Statements of Shareholders'
                      Equity (Deficit)-- years ended March 31,
                      2002, 2001 and 2000
                  Notes to the Consolidated Financial Statements--years ended
                      March 31, 2002, 2001 and 2000
                  Independent Auditors' Report

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

3. Exhibit index:

  Exhibit
  Number                      Description of Document
  -------                     -----------------------

    2.1* Asset Purchase Agreement dated April 9, 2001 among Danka Business Systems PLC and Pitney Bowes, Inc. (incorporated by reference to
          Exhibit 10.33 to the Company's Current Report on Form 8-K filed on May 1, 2001).

    3.1* Memorandum of Association of the Company. (Exhibit 3.1 of Company's Registration Statement on Form 20-F, No. 0-20828, filed on November 10, 1992.)

    3.2* Articles of Association of the Company. (Exhibit 4.2 to the Company's Form 10-Q September 30, 200, filed on November 14, 2001.)

    4.1*  Memorandum of Association of the Company, including paragraphs 5 and
          6. (Exhibit 2.1 to the 1992 Registration Statement on Form 20-F, No. 0-020828, filed November 10, 1992.)

    4.2* Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members. (Exhibit 4.2 to the Company's Form 10-Q September 30, 2001, filed on November 14, 2001.)

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

    4.6* Credit Agreement dated December 5, 1996, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent. (Exhibit 4 to the Company's Form 8-K dated December 16, 1996.)

    4.7* First Amendment to Credit Agreement dated December 5, 1997 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (Exhibit 4.9 to the Company's Form 10-Q dated February 12, 1998.)

    4.8* Second Amendment to Credit Agreement dated July 28, 1998 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (Exhibit 4.10 to the Company's Form 8-K dated July 28, 1998.)

   Exhibit
   Number                         Description of Document
   -------                        -----------------------

    4.9* Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.11 to the Company's Form 8-K dated October 21, 1998.)

    4.10* Waiver dated February 26, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.12 to the Company's Form 8-K dated March 5, 1999.)

    4.11* Fifth Amendment to Credit Agreement dated June 15, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.16 to the Company's Form 8-K dated July 15, 1999.)

    4.12* Sixth Amendment to Credit Agreement dated July 9, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.17 to the Company's Form 8-K dated July 15, 1999.)

    4.13* Seventh Amendment to Credit Agreement dated December 1, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.18 to the Company's Form 10-Q for the quarter ended December 31, 1999 and filed February 11, 2000.)

    4.14* Registration Rights Agreement dated December 17, 1999, among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership. (Exhibit 99.3 to the Company's Form 8-K dated December 17, 1999.)

    4.15* Eighth Amendment to Credit Agreement dated March 24, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.22 to Company's Form 10-K dated June 6, 2000.)

    4.16* Ninth Amendment to Credit Agreement dated October 31, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.23 to Company's Form 10-Q for the quarter ended September 30, 2000.)

    4.17* Tenth Amendment to Credit Agreement dated December 15, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.25 to Company's Form 8-K dated January 12, 2001.)

    4.18* Eleventh Amendment to Credit Agreement dated March 28, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.26 to Company's Form 8-K dated April 9, 2001.)

    4.19* Twelfth Amendment to Credit Agreement dated June 6, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.25 to Company's Form 8-K dated June 11, 2001.)

    4.20* Indenture between Danka Business Systems PLC and HSBC Bank USA for the zero coupon senior subordinated notes due April 1, 2004. (Exhibit 4.24 to Amendment No. 6 to the Company's Registration Statement on Form S-4 filed June 27, 2001.)

  Exhibit
  Number                          Description of Document
  -------                         -----------------------

    4.21* Indenture between Danka Business Systems PLC and HSBC Bank USA for the 10% subordinated notes due April 1, 2008. (Exhibit 4.25 to Amendment No. 6 to the Company's Registration Statement on Form S-4 filed June 27, 2001.)

    4.22*     Note Depositary Agreement between Danka Business Systems PLC and
              HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004. (Exhibit 4.27 to Amendment No. 5 to the
    4.23*     Company's Registration Statement on Form S-4 filed June 22, 2001.)

              Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008. (Exhibit 4.28 to Amendment No. 5 to the Company's Registration Statement on Form S-4 filed June 22, 2001.)

    4.24* Amended and Restated Credit Agreement dated June 29, 2001, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent (Exhibit 4.26 to the Company's Form 8-K dated July 16, 2001).

    4.25* First Amendment to Amended and Restated Credit Agreement dated March 29, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., or agent.

    10.1* Office Building Lease dated May 1, 1992 between Daniel M. Doyle and Francis J. McPeak, Jr., and Gulf Coast Business Machines. (Exhibit 3.5 to the 1993 Form 20-F.)

    10.2* Office Building Lease dated April 1, 1990 between Daniel M. Doyle and Francis J. McPeak, Jr., and Danka. (Exhibit 3.6 to the 1993 Form 20-F.)

    10.3* Lease Agreement dated December 22, 1986, and Addendum Lease Agreement dated March 1, 1987, between Daniel M. Doyle and Francis
              J. McPeak and Danka. (Exhibit 3.7 to the 1993 Form 20-F.)

    10.4* U.K. Executive Share Option Scheme. (Exhibit 3.11 to the 1993 Form 20-F.)

    10.5* U.S. Executive Incentive Stock Option Plan. (Exhibit 3.12 to the 1993 Form 20-F.)

    10.6*     Form of Stock Option Agreement. (Exhibit 3.13 to the 1993 Form
              20-F.)

    10.7* Addendum to Lease Agreement dated September 1, 1992, between Mid-County Investments, Inc. and Danka. (Exhibit 3.38 to the 1993 Form 20-F.)

    10.8* Lease Agreement dated November 12, 1992 and Lease Commencement Agreement dated April 7, 1993 between PARD, Inc. and Danka. (Exhibit 10.41 to the 1993 Form 20-F.)

    10.9* Danka Business Systems PLC 1994 Executive Performance Plan. (Exhibit 10.52 to the 1994 Form 10-K.)

    10.10* The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 10.

    10.11* Amendments to the Danka 1996 Share Option Plan filed as Appendix A of the 1998 Annual Proxy Statement and approved by shareholders under Resolution 9.

    10.12* The Danka 1999 Share Option Plan filed as Appendix B of the 1999 Annual Proxy Statement and approved by shareholders under Resolution 12.

    10.13* Employment Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III. (Exhibit 10.16 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed May 16, 2001.)

Exhibit
Number                          Description of Document
------                          -----------------------

  10.14* Change of Control Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III. (Exhibit 10.17 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed May 16, 2001.)

  10.15* Agreement dated November 20, 2000 between Danka and Michael Gifford. (Exhibit 10.18 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed April 17, 2001.)

  10.16* Employment Agreement dated March 1, 2001 between Danka and Michael Gifford. (Exhibit 10.19 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed May 16, 2001.)

  10.17* Amended and Restated Employment Agreement dated September, 1999 between Danka and Brian L. Merriman. (Exhibit 10.14 to Company's Form 10-Q for the quarter ended September 30, 1999.)

  10.18* Amendments dated May 30, 2000 to the Amended and Restated Employment Agreement dated September 20, 1999 between Danka and Brian L. Merriman. (Exhibit 10.37 to Company's Form 10-Q for the quarter ended June 30, 2000.)

  10.19* Change of Control Agreement dated November 6, 1998 between Danka and Brian L. Merriman. (Exhibit 10.11 to Company's Form 10-Q for the quarter ended June 30, 1999.)

  10.20* Amended and Restated Employment Agreement dated July, 2000 between Danka and F. Mark Wolfinger. (Exhibit 4.24 to Company's Form 10-Q for the quarter ended September 30, 2000.)

  10.21*    Change of Control Agreement dated November 6, 1998 between Danka and
            F. Mark Wolfinger. (Exhibit 10.12 to Company's Form 10-Q for the quarter ended June 30, 1999.)

  10.22* Amended and Restated Global Operating Agreement dated March 31, 2000 between Danka and General Electric Capital Corporation. (Exhibit
            10.31 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed May 16, 2001.)

  10.23* First Amendment to Amended and Restated Global Operating Agreement dated February 1, 2001 between Danka and General Electric Capital Corporation. (Exhibit 10.32 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed April 17, 2001.)

  10.24* Purchase Agreement dated April 9, 2001 between Danka and Pitney Bowes Inc. (Exhibit 10.33 to the Company's Form 8-K dated May 1, 2001.)

  10.25* Change of Control Agreement dated February 13, 2001 between Danka and Ernest R. Miller. (Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001.)

  10.26*    Severance Agreement dated January 14, 2000 between Danka and Ernest
            R. Miller. (Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended March 31, 2001.)

  10.27* Second Amendment to Amended and Restated Global Operating Agreement dated October 9, 2001 between Danka and General Electric Capital Corporation. (Exhibit 10.36 to the Company's Form 10-Q September 30, 2001 dated November 14, 2001.)

  10.28* Amended and Restated Employment Agreement dated November 6, 2001 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Brian L. Merriman (Exhibit 10.37 to the Company's Form 10-Q December 31, 2001 dated February 13, 2001.)

  10.29* Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (Exhibit 10.38 to the Company's Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001.)

  10.30* Employment Agreement dated July 23, 2001 among Danka Business Systems PLC and Peter Williams (Exhibit 10.39 to the Company's Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001.)

Exhibit
Number                           Description of Document
------                           -----------------------

  10.31* Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and David P. Berg (Exhibit 10.40 to the Company's Form 10-Q December 31, 2001 dated February 13, 2001.)

  10.32* Amendments to the Danka 1999 Share Option Plan filed as Exhibit A to the 2001 Annual Proxy Statement.

  10.33* The Danka 2001 Long Term Incentive Plan filed as Exhibit B to the 2001 Annual Proxy Statement.

  10.34* The Danka Employee Stock Purchase Plan filed as the Exhibit to the Proxy Statement filed on February 27, 2002.

  10.35 Third Amendment to Amended and Restated Global Operating Agreement dated January 9, 2002 between Danka and General Electric Capital Corporation.

  10.36 Amendment to Employment Agreement dated March 18, 2002 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis.

  10.37 Change of Control Agreement dated November _, 2001 between Danka and David P. Berg.

  10.38 Change of Control Agreement dated November _, 2001 between Danka and Todd L. Mavis.

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

       Form 8-K filed:  None

 (c) Exhibits:

       The exhibits listed in Item 14(a)(3) to this report are filed with this report.

 (d) Financial Statement Schedules:

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

                          INDEPENDENT AUDITORS' REPORT

To the Members of Danka Business Systems PLC

Under date of June 17, 2002, we reported on the consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2002, which are included in the 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Audit Plc
Chartered Accountants
Registered Auditor
London, England

June 17, 2002

                           DANKA BUSINESS SYSTEMS PLC

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

         Column A               Column B         Column C                          Column D        Column E
         --------               --------         --------                          --------        --------

                               Balance at       Charged to       Charged to                       Balance at
                                Beginning       Costs and          Other                            End of
        Description             of Period        Expenses         Accounts        Deductions        Period
----------------------------  --------------  ---------------  ---------------  --------------  --------------
Allowance for doubtful
Accounts:

Year ended March 31,
    2000                        $ 60,510         $  7,359            -            $ (26,270)    (1)  $ 41,599
Year ended March 31,
    2001                          41,599            9,857            -               (8,335)    (1)    43,121
Year ended March 31,
    2002                        $ 43,121         $ 17,271                         $ (18,111)    (1)  $ 42,281


    (1)  Represents accounts written off during the year, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2002                   DANKA BUSINESS SYSTEMS PLC
                                      (Registrant)

                                      By: /s/       P. Lang Lowrey III
                                          ----------------------------
                                           P. Lang Lowrey III, Chief Executive
                                           Officer and Chairman
                                           (Chief Executive Officer and
                                           Chairman)

                                      By: /s/        F. Mark Wolfinger
                                          ----------------------------
                                           F. Mark Wolfinger, Executive Vice
                                           President and Chief Financial Officer
                                           (Chief Financial Officer and the
                                           Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 21, 2002.

                 Signature                                      Title
                 ---------                                      -----
 /s/ P. Lang Lowrey III                         Chief Executive Officer,
 P. Lang Lowrey III                             Chairman and Director
                                                (Principal Executive Officer)

 /s/ Brian L. Merriman                          President and Chief Operating
 Brian L. Merriman                              Officer and Director

 /s/ Kevin C. Daly                              Director
 -----------------
 Kevin C. Daly

 /s/ Michael B. Gifford                         Director
 ----------------------
 Michael B. Gifford

 /s/ Richard M. Haddrill                        Director
 -----------------------
 Richard M. Haddrill

 /s/ Christopher B. Harned                      Director
 -------------------------
 Christopher B. Harned

 /s/ Richard F. Levy                            Director
 -------------------
 Richard F. Levy

 /s/ W. Andrew McKenna                          Director
 ---------------------
 W. Andrew McKenna

 /s/ J. Ernest Riddle                           Director
 --------------------
 J. Ernest Riddle

 /s/ James L. Singleton                         Director
 ----------------------
 James L. Singleton

 /s/ C. Anthony Wainwright                      Director
 -------------------------
 C. Anthony Wainwright

 /s/ F. Mark Wolfinger                          Chief Financial Officer
 ---------------------
 F. Mark Wolfinger                              (Principal Financial Officer)
                                                (Principal Accounting Officer)

                                                                         EXHIBIT

                           DANKA BUSINESS SYSTEMS PLC
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                         For the years ended March 31
                                                                        ------------------------------------------------------------
                                                                               2002                 2001               2000
                                                                        -------------------  -------------------  -----------------

                                                                        -------------------  -------------------  -----------------
Revenue:
Retail equipment sales                                                  $           538,439  $           614,107  $         742,084
Retail service, supplies and rentals                                                937,790            1,062,007          1,366,475
Wholesale                                                                            78,947               97,128            105,469
----------------------------------------------------------------------- -------------------  -------------------  -----------------
Total revenue                                                                     1,555,176            1,773,242          2,214,028
----------------------------------------------------------------------- -------------------  -------------------  -----------------

Total Gross Profit                                                                  549,882              513,857            809,928

Operating earnings (loss) from continuing operations                                  9,255             (191,368)            92,909
Interest expense                                                                    (42,298)             (82,648)          (104,201)
Interest income                                                                       5,768                3,172              3,958
Loss on sale of business                                                                  -                    -             (2,061)
----------------------------------------------------------------------- -------------------  -------------------  -----------------

Loss from continuing operations before income taxes                                 (27,275)            (270,844)            (9,395)

Provision (benefit) for income taxes                                                (17,407)             (37,328)            (5,860)
----------------------------------------------------------------------- -------------------  -------------------  -----------------
Earnings (loss) from continuing operations before extraordinary items                (9,868)            (233,516)            (3,535)
Discontinued operations, net of tax                                                 119,490               12,956             13,869
Extraordinary gain on early retirement of debt, net of tax                           27,933                    -                  -
----------------------------------------------------------------------- -------------------  -------------------  -----------------
Net earnings (loss)                                                     $           137,555  $          (220,560) $          10,334
======================================================================= ===================  ===================  =================

Basic earnings (loss), continuing operations available to common
shareholders per ADS:                                                   $             (0.43) $             (4.13) $           (0.14)

Diluted earnings (loss), continuing operations available to common
shareholders per ADS:                                                   $             (0.43) $             (4.13) $           (0.14)
Dividends per ADS                                                                         -                    -                  -


Retail equipment gross profit margin                                                   26.8%                15.6%              29.4%
Retail service, supplies and rentals gross profit margin                               41.7%                37.8%              41.9%
Total gross profit margin                                                              35.4%                29.0%              36.6%


Balance Sheet Data:

Accounts receivable, net                                                $           292,350  $           346,398  $         478,496
Inventory, net                                                                      130,599              199,523            326,966
Total assets                                                                        925,687            1,282,943          1,667,696
Long-term debt, less current maturities                                             268,161              201,731            715,406
Current maturities of long-term debt and notes payable                               36,293              517,447             86,776
Redeemable convertible participating shares                                         240,520              223,713            207,878
Shareholders' equity (deficit)                                                       48,049              (65,642)           176,714

                                                                          ------------------------------------------
                                                                                 1999                  1998
                                                                          -------------------   --------------------

                                                                          -------------------   --------------------
Revenue:
Retail equipment sales                                                    $           764,598   $            993,882
Retail service, supplies and rentals                                                1,646,430              1,821,852
Wholesale                                                                             208,130                257,042
-----------------------------------------------------------------------   -------------------   --------------------
Total revenue                                                                       2,619,158              3,072,776
-----------------------------------------------------------------------   -------------------   --------------------

Total Gross Profit                                                                    814,903              1,112,261

Operating earnings (loss) from continuing operations                                 (306,274)               132,699
Interest expense                                                                      (77,456)               (68,241)
Interest income                                                                         2,254                  3,143
Loss on sale of business                                                                    -                      -
-----------------------------------------------------------------------   -------------------   --------------------

Loss from continuing operations before income taxes                                  (381,476)                67,601

Provision (benefit) for income taxes                                                  (71,798)                24,955
-----------------------------------------------------------------------   -------------------   --------------------
Earnings (loss) from continuing operations before extraordinary items                (309,678)                42,646
Discontinued operations, net of tax                                                    14,898                  9,588
Extraordinary gain on early retirement of debt, net of tax                                  -                      -
-----------------------------------------------------------------------   -------------------   --------------------
Net earnings (loss)                                                       $          (294,780)                52,234
=======================================================================   ===================   ====================

Basic earnings (loss), continuing operations available to common
shareholders per ADS:                                                     $             (5.44)  $               0.75

Diluted earnings (loss), continuing operations available to common
shareholders per ADS:                                                     $             (5.44)  $               0.73
Dividends per ADS                                                         $                 -   $               0.20


Retail equipment gross profit margin                                                     18.6%                  31.3%
Retail service, supplies and rentals gross profit margin                                 39.1%                  41.3%
Total gross profit margin                                                                31.1%                  36.2%


Balance Sheet Data:

Accounts receivable, net                                                  $           523,223    $           582,590
Inventory, net                                                                        355,135                481,688
Total assets                                                                        1,905,142              2,178,941
Long-term debt, less current maturities                                             1,052,415                858,892
Current maturities of long-term debt and notes payable                                 89,732                 84,490
Redeemable convertible participating shares                                                 -                      -
Shareholders' equity (deficit)                                                        171,164                480,307





Note: Certain prior year amounts have been reclassified to conform with the current year presentation.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


INTRODUCTION
Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Danka Business Systems PLC's ("Danka" or the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

Overview. This section provides a general description of our business, as well as recent significant transactions that have occurred during fiscal year 2002 that we believe are important in understanding our results of operations, as well as to anticipate future trends in those operations.

Results of operations. This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statement of operations. This analysis is presented on a consolidated basis. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

Exchange rates. This section provides an analysis of where we operate and the impact which foreign exchange has on our operations.

Financial condition, liquidity and capital resources. This section provides an analysis of the our cash flows, as well as a discussion of our outstanding debt and commitments, both firm and contingent, existing as of March 31, 2002. Included in the discussion of outstanding debt, is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financial arrangements.

Market risk management. This section discusses how we manage exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of investments.

Critical accounting policies and estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgement and estimates on the part of management in their application. In addition, all of our significant accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

Special note regarding forward-looking statements. This section discusses how certain forward-looking statements made by us throughout the MD&A are based on management's present expectations about future events and are inherently susceptible to uncertainly and changes in circumstances.

OVERVIEW

Description of Business

We are one of the world's leading providers of office imaging equipment, solutions and related services and supplies. We primarily market office imaging equipment, solutions and related services, parts and supplies directly to customers in 27 countries. Canon, Heidelberg/Nexpress, Ricoh and Toshiba manufacture most of the products that we distribute. Throughout Europe, we also market private label office imaging equipment and related supplies directly to customers under our Infotec trademark and on a wholesale basis to independent dealers.

On June 29, 2001 we completed a three part financial restructuring plan that reduced and refinanced our indebtedness. The three parts of the plan were:

     .    the sale of our Danka Services International ("DSI") business,
     . an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002, and
     .    the refinancing of our senior bank debt.

We sold DSI to Pitney Bowes for $290 million in cash, subject to adjustment depending on the value of DSI's net assets on closing. The consideration has been preliminarily adjusted downward by $2.8 million, which is the amount that the value of DSI's net assets at closing of the sale were less than the estimated valuation of $82.4 million. We anticipate that the adjustment will be finalized in the first quarter of fiscal year 2003. We used the net proceeds of DSI to repay part of our senior bank debt, to finance cash payable under an exchange offer for our 6.75% subordinated notes due 2002, to finance the cost of the exchange offer and to finance costs associated with the refinancing of our senior bank debt.

We accepted tenders from holders of a total of $184.0 million in aggregate principal amount (92%) of the 6.75% convertible subordinated notes pursuant to the exchange offer for $24.0 million in cash and approximately $112.1 million in new subordinated notes with extended maturities. We refinanced the remaining balance of our senior bank debt through an amended and restated credit facility with our existing senior bank lenders. The amended and restated credit facility originally consisted of a $100.0 million revolver commitment, a $190.0 million term loan and $30.0 million of letters of credit commitments.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of
Operations:

                                                                     Year ended March 31,
                                                       ----------------------------------------------
                                                            2002            2001            2000
                                                       --------------  --------------  --------------
Revenue:
   Retail equipment sales                                      34.6 %          34.6 %           33.5 %
   Retail service, supplies and rentals                        60.3            59.9             61.7
   Wholesale                                                    5.1             5.5              4.8
-----------------------------------------------------  --------------  --------------  --------------
Total revenue                                                 100.0           100.0            100.0
-----------------------------------------------------  --------------  --------------  --------------
Cost of revenue                                                64.6            71.0             63.4
Gross profit                                                   35.4            29.0             36.6
Selling, general and administrative expenses                   34.2            36.2             31.7
Amortization of intangible assets                               0.7             0.7              0.6
Write-off of goodwill and other long-lived assets                 -             1.4                -
Restructuring charges (credits)                                (0.1)            0.9             (0.2)
Other (income) expense                                            -             0.6              0.5
-----------------------------------------------------  --------------  --------------  --------------
Operating earnings (loss) from continuing operations            0.6           (10.8)             4.0
Interest expense                                               (2.7)           (4.7)            (4.7)
Interest income                                                 0.4             0.2              0.2
-----------------------------------------------------  --------------  --------------  --------------
Earnings (loss) from continuing operations
before income taxes                                            (1.7)          (15.3)            (0.5)
Provision (benefit) for income taxes                           (1.1)           (2.1)            (0.3)
-----------------------------------------------------  --------------  --------------  --------------
Earnings (loss) from continuing operations
before extraordinary  items                                    (0.6)          (13.2)            (0.2)
=====================================================  ==============  ==============  ==============

Note: Certain prior year amounts have been reclassified to conform with the current year presentation.

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

                                                    Year ended March 31,
                                         --------------------------------------
                                            2002         2001         2000
                                         ------------ ------------ ------------

   Retail equipment sales                     26.8 %        15.6 %      29.4 %
   Retail service, supplies and rentals       41.7          37.8        41.9
   Wholesale                                  18.5          16.7        17.7

Revenue

In fiscal year 2002, our revenue from continuing operations decreased by 12.3% to $1.6 billion from $1.8 billion in fiscal year 2001. Our revenue for fiscal year 2002 was affected by the negative impact of foreign currency movements, which reduced revenue by approximately $21.7 million. Excluding that impact, our total revenue decreased 11% during fiscal year 2002.

Our fiscal year 2002 retail equipment sales declined by 12.3% to $538.4 million from $614.1 million in fiscal year 2001. After excluding the negative impact of foreign currency movements of approximately $7.6 million, our fiscal year 2002 retail equipment sales decreased by 11.1%. The decline in our retail equipment sales is primarily due to several factors:

     . A weakening of global economic conditions which resulted in reduced capital spending by customers.
     . A reduction in the number of worldwide sales representatives as part of our strategic plan to improve sales productivity, a focus on generating higher margins and the industry's transition from analog to digital.

Our retail service, supplies and rentals revenue declined by 11.7% to $937.8 million in fiscal year 2002 from $1,062.0 million in fiscal year 2001. After excluding the negative impact of foreign currency movements of approximately $12.2 million, our fiscal year 2002 retail service, supplies and rentals revenue declined by 10.5%. The decline in our retail service, supplies and rentals revenue is primarily a result of our selling a reduced number of machines as we transition away from analog office imaging machines to digital machines. Digital photocopiers generally have greater capacity and are increasingly more reliable than analog machines. Therefore, our overall installed machine base may likely decline, resulting in a decline in our service revenues.

We believe that our retail equipment sales and retail service, supplies and rentals revenue may continue to be negatively impacted in future financial periods by our declining installed machine base and pricing pressures in our industry. We have substantially exited the analog business and are working to position ourselves as a preeminent provider of digital equipment, services and solutions to our customers. We are also actively taking steps to develop and grow other areas of our business. For example, in April 2002, we introduced our Danka @ the Desktop program, which is designed to assist customers with their document workflow and printing processes so they can increase productivity and lower overall document production costs. We have created relationships with numerous third party software and hardware providers in connection with Danka @ the Desktop, including: NPS, ESI, Alto Imaging and Canon. We install and customize software obtained from these providers to suit particular customers' needs. We also sell hardware and software products manufactured by these providers which are designed to enhance our customers' document management process. We have also introduced our multi-vendor services initiative to leverage our existing Technical Services group and expand the types of technical services and maintenance we provide for our customers to include other types of digitally connected devices and equipment installed by other vendors.

Our fiscal year 2002 wholesale revenue declined 18.7% to $78.9 million from $97.1 million in fiscal year 2001. This was primarily due to the competitive market, the worldwide economic downturn and the negative impact of foreign currency movements which reduced fiscal year 2002 wholesale revenue by approximately $1.9 million.

In fiscal year 2001, our revenue from continuing operations decreased 19.9% to $1.8 billion compared to $2.2 billion in fiscal year 2000. Our revenue from continuing operations for fiscal year 2001 was affected by the negative impact of foreign currency movements, which reduced revenue by approximately $77.2 million. Also, our results for fiscal year 2000 included $35.7 million of revenue from our Omnifax business, which we sold effective July 30, 1999. Excluding the above items, our total revenue from continuing operations declined by 14.8% during fiscal year 2001.

Our fiscal year 2001 retail equipment sales declined 17.3% to $614.1 million from $742.1 million in fiscal year 2000. After excluding the negative impact of foreign currency movements of approximately $26.0 million, and the sale of our Omnifax business which contributed $7.7 million to fiscal year 2000 retail equipment sales, our fiscal year 2001 retail equipment sales were down 12.8%. The decline is due to factors similar to those in fiscal 2002 described above.

Our retail service, supplies and rentals revenue declined 22.3% to $1.1 billion in fiscal year 2001 from $1.4 billion in fiscal year 2000. After excluding the negative impact of foreign currency movements of approximately $39.3 million, our fiscal year 2001 retail service, supplies and rentals revenue declined 19.4%. The decline was primarily due to factors similar to those in fiscal 2002 described above.

Our fiscal year 2001 wholesale revenue declined 7.9% to $97.1 million from $105.5 million in fiscal year 2000. This was primarily due to the negative impact of foreign currency movements, which reduced fiscal year 2001 wholesale revenue by approximately $11.8 million.

Approximately 44.0% and 42.5% of our revenues in fiscal years 2002 and 2001, respectively were generated in countries outside of the United States. As a result of foreign currency fluctuations, our revenue for the fiscal years 2002 and 2001 was negatively impacted by approximately $21.7 million and $77.2 million, respectively.

Gross profit

For fiscal year 2002 our gross profit increased 7.0% to $549.9 million from $513.9 million in fiscal year 2001. Our gross profit as a percentage of total revenue increased to 35.4% in fiscal year 2002 from 29.0% in fiscal year 2001. The primary reason for the increase in our combined gross profit margin was an $86.8 million write-off of excess, obsolete and non-recoverable equipment, parts and accessories in fiscal year 2001, which was a result of the office imaging industry's rapid transition to digital products. The write-off was included in fiscal year 2001's cost of retail equipment sales ($62.6 million) and retail service, supplies and rental costs ($24.2 million).

Retail equipment margins increased to 26.8% for fiscal year 2002 from 25.8% for fiscal year 2001, excluding the $62.6 million charge discussed above. Retail service, supplies and rental margins increased to 41.7% in fiscal year 2002 from 40.1% in fiscal year 2001, excluding the $24.2 million charge discussed above. Wholesale margins increased to 18.5% in fiscal year 2002 from 16.7% in fiscal year 2001.

For fiscal year 2001 our gross profit declined 36.6% to $513.9 million from $809.9 million in fiscal year 2000. Our gross profit as a percentage of total revenue decreased to 29.0% in fiscal year 2001 from 36.6% in fiscal year 2000. This decrease was primary due to:

     . Increased competition and pricing pressures in the United States and Europe.
     . The $86.8 million write-off of excess, obsolete and non-recoverable equipment, parts and accessories caused by the photocopier industry's rapid transition to digital products discussed above.

Our gross profit as a percentage of retail equipment sales decreased to 25.8% for fiscal year 2001, excluding the $62.6 million charge discussed above, from 29.4% for fiscal year 2000 primarily due to the competitive pressures in our industry. Certain of our major competitors experienced financial difficulties similar to our own. They responded by reducing prices on some products to increase market share or by disposing of surplus inventory. Consequently, we were required to reduce prices on some of our products to remain competitive.

Our gross profit margin on retail service, supplies and rentals decreased to 40.1% in fiscal year 2001, excluding the $24.2 million charge discussed above, from 41.9% in fiscal year 2000 and was primarily due to the transition from analog to digital office imaging equipment.

Our gross profit margin on wholesale sales declined to 16.7% in fiscal year 2001 from 17.7% in fiscal year 2000. Excluding the Omnifax business sold in July 1999, the gross profit margin on wholesale sales for fiscal year 2001 was relatively flat compared to fiscal year 2000.

Selling, general and administrative expenses

Our selling, general and administrative expenses declined 17.2% to $531.3 million in fiscal year 2002 from $641.5 million in fiscal year 2001, while as a percentage of total revenue, SG&A expenses decreased to 34.2% from 36.2%. Excluding a charge of $8.0 million related to the exit of certain facilities in the current year and $28.6 million relating to charges for facilities and receivables in the prior year, SG&A declined to 33.6% from 34.6% of total revenue, respectively. The reduction was primarily attributable to lower selling expenses resulting from reduced sales and a decrease in our work force partially offset by an increase in our bad debt expense, software write-offs and executive contract termination charges.

Our selling, general and administrative expenses declined 8.7% to $641.5 million in fiscal year 2001 from $702.3 million in fiscal year 2000. This decrease was due in part to lower employment costs achieved through our restructuring initiatives implemented in the third quarter of fiscal year 2001 and the sale of our Omnifax business in July 1999. As a percentage of revenue, selling, general and administrative expenses increased to 36.2% for fiscal year 2001 compared to 31.7% in fiscal year 2000. The increase was primarily due to the decline in our total revenue during fiscal year 2001 and the charges taken in fiscal 2001 for facilities and receivables described above.

Amortization of intangible assets and write-off of goodwill and other long-lived assets

Amortization of intangible assets totaled $11.2 million, $12.8 million and $14.0 million, respectively, for fiscal years 2002, 2001 and 2000. The continuing decrease from fiscal year 2000 to fiscal year 2002 was principally related to the write- off of goodwill in fiscal year 2001. We continually evaluate our goodwill and other long-lived assets for recoverability. In the third quarter of fiscal year 2001 we wrote off $18.7 million of goodwill attributable to our Australian subsidiary. In the fourth quarter of fiscal year 2001, we wrote off $6.9 million of goodwill related to one of our United States subsidiaries. These write-offs of goodwill were necessary since our forecasted future cash flows from these subsidiaries' operations were insufficient to recover the amount of goodwill recorded.

Restructuring charges (credits)

We recorded a pre-tax restructuring charge of $11.0 million in fiscal year 2002, which included a $4.9 million charge for severance and a $6.1 million charge for the exit of facilities. The hiring of a new Chief Executive Officer in March of 2001 was the first in a series of changes to our senior management team. Upon completion of the financial restructuring plan at the end of the first quarter of fiscal year 2002, we made additional significant changes to our senior management team, including the hiring of new Chief Operating Officers for Danka Europe, Danka International and Danka U.S. Our new management team reviewed the existing restructuring plan and as a result of changing business conditions in the U.S. and Europe and revisions to our business strategies, we decided to modify our 2001 and 2002 restructuring plans. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions and evaluations, we reversed $13.0 million of fiscal year 2001 severance and facility restructuring reserves in fiscal year 2002

We recorded a $27.5 million pre-tax restructuring charge during the third quarter of fiscal year 2001, which related principally to our plan to bring our cost structure into line with our revenue and margin expectations. The fiscal year 2001 restructuring charge was reduced by $11.8 million in reversals of restructuring charges incurred in prior periods, resulting in a net charge of $15.7 million. Of the total amount reversed, $10.4 million related to our fiscal year 1999 restructuring plan and $1.4 million related to our fiscal year 2001 restructuring plan. The reversals resulted from favorable lease settlements and revised estimates of amounts required to settle remaining lease obligations.

We reversed $4.1 million of 1999 restructuring charges in fiscal year 2000, which is included as a credit to restructuring charges. Of the total amount reversed, $3.1 million related to lease obligations originally provided for in the 1997 restructuring plan which were not utilized as a result of favorable lease settlements on certain facilities. The remaining $1.0 million reversal related to estimated severance provided for in the 1999 restructuring plan which was not fully utilized.

Other income and other expense

Other expense decreased to $0.1 million in fiscal year 2002 from $9.6 million in fiscal year 2001. This change is due to a $3.0 million foreign exchange gain in fiscal year 2002 versus a $9.6 million foreign exchange loss in fiscal year 2001, a $2.4 million charge in the current year associated with our decision to exit from certain non-strategic businesses and $0.7 million of charges for the impairment of certain assets.

Other expense increased to $9.6 million in fiscal year 2001 from $4.9 million in fiscal year 2000. This increase was due to a $9.0 million increase in foreign exchange losses because of the weakening of the Euro and the United Kingdom pound against the dollar.

In fiscal year 2000 we settled a lawsuit brought against us by Wasserstein Perella, our former financial advisers, for $4.3 million which is included in other expense.

Operating earnings (loss) from continuing operations

Operating earnings from continuing operations increased to $9.3 million in fiscal year 2002 compared to an operating loss from continuing operations of $191.4 million in fiscal year 2001. Earnings in the current year included a $8.0 million charge associated with the consolidation and exiting of certain facilities and a $2.0 million net credit for restructuring reserves. Earnings for the comparable prior year included a $15.7 million restructuring charge, a $86.8 million write-down for analog inventory and rental equipment and a $25.6 million write-off of goodwill.

Operating loss from continuing operations increased by $284.3 million to a loss of $191.4 million in fiscal year 2001 compared to operating earnings from continuing operations of $92.9 million in fiscal year 2000. This decline was primarily due to the decline in revenue, lower gross profit, write-offs of excess, obsolete and non-recoverable inventories, and the write-offs of goodwill and restructuring charges recorded in fiscal year 2001.

Interest expense and interest income

Our interest expense decreased to $42.3 million in fiscal year 2002 compared to $82.6 million in fiscal year 2001. This decrease was the result of reduced outstanding debt, lower interest rates and reduced bank waiver fees. Interest income increased by $2.6 million due to $3.6 million of interest received as the result of a United States income tax refund.

Our interest expense decreased to $82.6 million in fiscal year 2001 compared to $104.2 million in fiscal year 2000. This decrease was the result of reduced outstanding debt, lower interest rates and a $3.0 million reduction in the amount of bank waiver fees. We incurred bank waiver fees of $13.9 million in connection with amendments to our credit agreement in fiscal year 2000. Interest income decreased by $0.8 million due to lower cash balances.

Loss on sale of business

Fiscal year 2000 included a loss of $2.1 million related to the sale of our Omnifax business in July 1999.

Income taxes

We recorded an income tax benefit of $17.4 million for fiscal year 2002 compared to a tax benefit of $37.3 million for fiscal year 2001. The effective income tax benefit rate was 63.8% for fiscal year 2002 compared to 13.8% for fiscal year 2001. The increase in the effective tax rate is primarily due to the recognition of loss carryforwards in the United Kingdom.

We recorded an income tax benefit of $37.3 million for fiscal year 2001 compared to a tax benefit of $5.9 million for fiscal year 2000. The combined effective income tax benefit rate was 13.8% for fiscal year 2001 compared to 62.4% for fiscal year 2000. The change from the statutory United Kingdom corporation tax rate in fiscal year 2001 was due to the following:

     .    the write-off of goodwill with no associated tax benefit;
     .    the disallowance of carryforward losses and
     . changes in the classification of income taxed at various rates within these jurisdictions.

Net (loss) earnings from continuing operations, before extraordinary items

We reported a net loss from continuing operations before extraordinary items of $9.9 million in fiscal year 2002, compared to a net loss from continuing operations before extraordinary items of $233.5 million in fiscal year 2001. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations before extraordinary items available to common shareholders of $0.43 per ADS in fiscal year 2002 compared to a net loss from continuing operations before extraordinary items available to common shareholders of $4.13 per ADS in fiscal year 2001.

We reported a net loss from continuing operations before extraordinary items of $233.5 million in fiscal year 2001 compared to a net loss from continuing operations of $3.5 million in fiscal year 2000. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations before extraordinary items available to common shareholders of $4.13 per ADS in fiscal year 2001 compared to a net loss from continuing operations before extraordinary items available to common shareholders of $0.14 per ADS in fiscal year 2000.

Discontinued operations, net of tax

Discontinued operations, net of tax, include the operations of DSI that were sold on June 29, 2001. For fiscal year 2002, earnings from discontinued operations were $119.5 million, which included a $115.9 million gain on the sale of DSI and $3.6 million for net earnings from discontinued operations. For fiscal year 2001 and 2000, net earnings from discontinued operations were $13.0 million and $13.9 million respectively. Net earnings from discontinued operations were $1.93 per ADS in fiscal year 2002, $0.22 per ADS in fiscal year 2001 and $0.24 per ADS in fiscal year 2000.

Extraordinary gain, net of tax

The $27.9 million extraordinary gain on the early retirement of debt, net of tax, in fiscal year 2002 was the result of the debt forgiveness arising from the exchange offer for our 6.75% convertible subordinated notes that were due in 2002. Net earnings from extraordinary items were $0.45 per ADS in fiscal year 2002.

Net (loss) earnings

We reported net earnings of $137.6 million in fiscal year 2002 compared to a net loss of $220.6 million in fiscal year 2001 for the reasons discussed above. After allowing for the dilutive effect of dividends on our participating shares, we had net earnings available to common shareholders of $1.95 per ADS in fiscal year 2002 compared to a net loss available to common shareholders of $3.91 per ADS in fiscal year 2001.

We reported a net loss of $220.6 million in fiscal year 2001 compared to net earnings of $10.3 million in fiscal year 2000 for the reasons discussed above. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss available to common shareholders of $3.91 per ADS in fiscal year 2001 compared to net earnings available to common shareholders of $0.10 per ADS in fiscal year 2000.

Exchange rates

We operate in 27 countries worldwide. Fluctuations in exchange rates between the dollar and the currencies in each of the countries in which we operate affect:

     .    the results of our international operations reported in dollars; and
     . the value of the net assets of our international operations reported in dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 44%, 43% and 43% of our revenue in fiscal year 2002, 2001 and 2000, respectively, was generated outside the United States. In fiscal year 2002, approximately 27.7% of our revenue was generated in Euro countries, 7.2% in the United Kingdom, and 9.1% in other foreign locations. During fiscal year 2002, the Euro and the United Kingdom pound weakened against the dollar by approximately 2.5% and 3.1%, respectively. This negatively impacted revenue by approximately $21.7 million and was also the primary reason for the $7.5 million increase in cumulative translation losses in shareholders' equity for fiscal year 2002. Our results of operations and financial condition have been, and may continue to be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the dollar. We do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $3.0 million gain in fiscal 2002, a $9.6 million loss in fiscal 2001 and a $0.6 million loss in fiscal 2000.

Liquidity and Capital Resources

Current financial condition

We have a $300.0 million credit facility with a consortium of international lenders through March 31, 2004. The facility consists of a $100.0 million revolver commitment, a $170.0 million term loan and $30.0 million of letters of credit commitments. During fiscal year 2002, we repaid $20.0 million of principal under the term loan. The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA and a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of our capital expenditures. We were in compliance with these covenants as of March 31, 2002.

As of March 31, 2002, we owed $170 million under the credit facility. The amount we could borrow under the $100 million revolver commitment as of March 31, 2002 was $84.5 million. Borrowings under the revolver are governed by a borrowing base (as defined in the credit facility) which was less than the total commitment as of March 31, 2002. We incurred interest on our indebtedness under the credit facility during the three months ended March 31, 2002 at a weighted average rate of approximately 7.18% per annum. Effective interest rates under the credit facility are LIBOR, plus 5.5%. The interest rate will increase by 0.5% on June 29, 2002 and by 0.5% quarterly thereafter. The interest rate will decrease by 0.5% for every $25.0 million permanent reduction in the total commitment. However, the interest rate cannot be reduced below 4.25%. As of May 28, 2002, we had a balance of $30.0 million under the $100.0 million revolver and had $132.7 million outstanding under the term loan, making a total of $162.7 million outstanding under the credit facility.

On April 2, 2002, we were required to pay our banks a fee equal to 0.5% of the total commitment under the credit facility. On June 30, 2002, we will be required to pay a fee equal to 1.0% of the total commitment and on June 30, 2003 a fee equal to 4.0% of the total commitment. The term component of the facility requires repayment of principal in installments of $16.0 million in fiscal year 2003 ($4 million at the end of each quarter), and $154.0 million in fiscal year 2004 ($8 million at the end of each of the first three quarters, with payment due in full on March 31, 2004). In addition, we are required to make additional repayments of our indebtedness under the credit facility in amounts equal to 50% of our excess cash flow (as defined in the credit facility) for each of our fiscal years.

Our indebtedness under the credit facility is secured by substantially all of our assets in the United States, Canada, the United Kingdom, the Netherlands and Germany. The credit facility contains negative and affirmative covenants which restrict, among other things, our ability to incur additional indebtedness and create liens beyond certain agreed limits, prohibit the payment of dividends, other than payment-in-kind dividends on our participating shares, and require us to maintain certain financial ratios as described above.

In June 2001, we issued approximately $47.6 million of zero coupon senior subordinated notes due April 1, 2004 and approximately $64.5 million in principal amount of 10% subordinated notes due April 1, 2008 as consideration pursuant to an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both 100% owned U.S. subsidiaries. The senior subordinated notes and the 10% notes include covenants which restrict our ability to dispose of assets or merge without approval. The senior subordinated notes also include covenants which restrict us from incurring certain additional indebtedness or creating liens and limit the payment of dividends, other than payment-in-kind dividends on our participating shares. Danka was in compliance with these covenants as of March 31, 2002.

We currently are pursuing the refinancing of our indebtedness under the senior credit facility and our zero coupon senior subordinated notes in advance of their respective scheduled maturities. Our ability to refinance this debt will depend upon our performance, our ability to access the capital markets and economic conditions generally, and no assurances can be given as to our ability to consummate the refinancing or the terms of the refinancing. In addition to the proposed refinancing, we have also entered into an agreement with our senior bank lenders under which we have the option to extend our senior credit facility for an additional two years, through March 31, 2006. In June 2002, we paid a $4 million fee to obtain the option, which will expire on September 30, 2002. We hope to complete the refinancing of the senior credit facility and zero coupon notes prior to September 30, 2002, in which case we will not exercise the option. If we were to exercise the option, the interest rates and fees under the senior credit agreement would be modified upward.

In March 1995, we issued $200 million in principal amount of 6.75% convertible subordinated notes. Following completion of the exchange offer referred to above, approximately $16 million of the 6.75% notes were outstanding, which were paid in full on April 1, 2002.

Cash flows

Our net cash flow provided by operating activities was $155.6 million, $126.9 million, and $154.1 million in fiscal years 2002, 2001 and 2000, respectively. The increase in net cash provided by operating activities for fiscal year 2002 was primarily due to a significant improvement in earnings (loss), net of extraordinary items, combined with the receipt of a $18.2 million U.S. income tax refund (which included $3.6 million of associated interest income) that was partially offset by a decline in changes in other balance sheet accounts. The decrease in fiscal year 2001 operating cash flow was primarily due to a decline in earnings, net of extraordinary items, partially offset by changes in other balance sheet accounts. Reductions in our accounts receivable and inventory balances were the primary source of operating cash for fiscal year 2001.

Our net cash flow provided by, used (in) investing activities was $224.3 million, ($62.8) million and ($53.1) million for fiscal years 2002, 2001 and 2000, respectively. The increase in fiscal year 2002 cash provided by investing activities was due to the sale of DSI to Pitney Bowes. The increase in fiscal year 2001 cash used in investing activities was primarily due to the proceeds from the sale of Omnifax in fiscal year 2000, offset by the decrease in capital expenditures for property and equipment.

Our net cash flow used in financing activities was $392.9 million, $67.6 million and $106.1 million for fiscal years 2002, 2001 and 2000, respectively. The increase in net cash used in financing activities for fiscal year 2002 was due to the repayment of debt primarily from proceeds from the sale of DSI and from the cash flow from operations discussed above. The decrease in fiscal year 2001 cash flow used in financing activities was primarily due to the repayment of borrowings in fiscal year 2000 from cash received as a result of the Omnifax sale in July 1999 and cash received from the issuance of participating shares.

One June 29, 2001, we completed an exchange offer for our $200 million of 6.75% convertible subordinated notes due April 1, 2002. We accepted tenders from holders of a total of $184.0 million in aggregate principal amount (92%) of the 6.75% convertible subordinated notes. Of the notes tendered pursuant to the exchange offer, $118.5 million in principal amount was tendered for a limited cash option, $1.0 million in principal amount was tendered for a new zero coupon senior subordinated note option and $64.5 million in principal amount was tendered for a new 10% note option. In aggregate, we paid $24.0 million in cash and issued $47.6 million in principal amount of new zero coupon senior subordinated notes due April 1, 2004 and $64.5 million in principal amount of 10% subordinated notes due April 1, 2008 as consideration under the exchange offer.

Outstanding debt

The following tables set forth information concerning our obligations and commitments to make future payments under contracts, such as our debt and lease agreements, and under contingent commitments.

                                                                                         Payments due in
     ----------------------------------------------------------------------------------------------------------------------------
                                                                  Less than 1
     Contractual Obligations                         Total            year        1 - 3 years    4 - 5 years     After 5 years
     ----------------------------------------------------------------------------------------------------------------------------
     (in 000's)
     Credit facility                                $ 170,000        $ 16,000       $ 154,000           $  -            $    -
     Local lines of credit                              3,217           3,217               -              -                 -
     Notes payable                                    128,102          15,988          47,594              -            64,520
     Capital leases                                       949             264             685              -                 -
     Other long-term obligations                        2,186             824             927            435                 -
                                                    -----------------------------------------------------------------------------
     Total contractual obligations                  $ 304,454        $ 36,293       $ 203,206          $ 435          $ 64,520
                                                    =============================================================================

                                                                           Amount of commitment expiration per period
     ----------------------------------------------------------------------------------------------------------------------------
                                                                  Less than 1
     Other Commercial commitments                    Total            year        1 - 3 years    4 - 5 years     After 5 years
     ----------------------------------------------------------------------------------------------------------------------------
     (in 000's)
     Lease commitments                              $ 171,540        $ 58,274        $ 62,814       $ 21,690          $ 28,762
     Letters of credit                                 30,000          30,000               -              -                 -
                                                    -----------------------------------------------------------------------------
     Total commercial commitments                   $ 201,540        $ 88,274        $ 62,814       $ 21,690          $ 28,762
                                                    =============================================================================

Other financing arrangements

Danka Holding Company ("DHC"), one of our subsidiaries, is party to a number of tax retention operating leases ("TROL") which expire on March 31, 2004. The TROL provides for DHC to lease certain real property in the United States. The TROL generally requires DHC to pay property taxes, maintenance, insurance, and certain other operating costs of the leased properties. DHC has given a residual guarantee in respect of the fair market value of the properties at the termination of the TROL. The residual guarantee has not been included in the above table of our contractual obligations. DHC is obligated to pay the difference between the maximum amount of the residual guarantee, which is equal to 87% of the total cost of the properties and the fair market value of the properties at the termination of the leases. DHC's maximum contingent liability under the TROL was approximately $24.4 million as of March 31, 2002. DHC has purchase renewal options over the leased properties at fair market value and has the right to exercise purchase options for each property at the end of the lease term. Alternatively, the properties can be sold to third parties. At March 31, 2002, the properties were being offered for sale. We currently have a $2.0 million reserve relating to DHC's expected liability under the residual guarantee. We believe the reserve is adequate to cover any potential shortfall between the sale price of the properties and DHC's liability under the residual guarantee. We recognized a $6.0 million and a $11.4 million charge in fiscal years 2002 and 2001, respectively, relating to DHC's expected liability under the residual guarantee. The TROL incorporates the covenants from our credit facility, including the financial covenants. We were in compliance with all of the applicable covenants at March 31, 2002.

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis.

Dividends are cumulative and are paid in the form of additional participating shares for the first five years. The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per American depositary share), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 24.8% of the total voting power of our capital stock. As of March 31, 2002, we had issued an additional 32,644 participating shares in respect of payment-in-kind dividends.

We are not permitted to pay dividends (other than payment-in-kind dividends on our participating shares) under our credit facility and we do not anticipate the payment of a dividend on our ordinary shares in the foreseeable future.

We are an English company and, under English law, we are allowed to pay dividends to shareholders only if:

     . we have accumulated, realizedprofits that have not been previously distributed or capitalized, in excess of our accumulated, realized losses that have not previously been written off in a reduction or reorganization of capital; and
     . our net assets are not less than the aggregate of our share capital and our non-distributable reserves, either before, or as a result of, dividends or other distributions.

At this time, we have insufficient profits to pay dividends to shareholders. Since December 2000, we have satisfied our obligation to make payment-in-kind dividends on our participating shares by capitalizing part of our share premium account, which is a reserve required by English company law and which consists of premiums paid to us on the issuance of our shares.

We have an agreement with General Electric Capital Corporation ("GECC") under which GECC agrees to provide financing to our customers to purchase equipment until March 31, 2006. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GE Capital. The minimum level of customer leases is equal to 63% of U.S. hardware sales. If we are unable to meet the targeted volume commitments, we are obligated to make penalty payments equal to 4.75% of the difference. For fiscal year 2003, the target is the lesser of $176.6 million or a target calculated based on revenues. For the years ended March 31, 2002 and 2001, we were obligated for penalty payments of approximately $0.2 million and $1.9 million, respectively, to GE Capital because we did not satisfy the minimum level requirements.

In addition, the GECC agreement requires us to maintain a specified minimum consolidated net worth. If we breach that covenant, GECC can refuse to provide financing to our new customers and terminate the agreement as to any future financings. The net worth covenant is the same as the minimum net worth covenant contained in our credit facility. We were in compliance with these covenants as of March 31, 2002.

The Internal Revenue Service has completed its audits of our federal income tax returns through fiscal years ended March 31, 1998. We have now resolved all outstanding issues with the Internal Revenue Service arising out of those examinations and as a result have received a $14.6 million income tax refund. We have agreed to certain adjustments with the Internal Revenue Service to the tax returns, primarily relating to the timing of deductions associated with leased equipment financing and costs associated with our acquisition of Kodak's office imaging division. This result did not have a material negative impact on our financial position, results of operations or liquidity due to the availability of losses that were carried back to the years affected by the adjustments.

Fiscal authorities in the Netherlands are engaged in an audit of our Dutch operations. We do not believe that this audit, or any result thereof, will have a material impact on our financial position, results of operations or liquidity.

MARKET RISK MANAGEMENT

Interest Rate Risk

Our exposure to interest rate risk primarily relates to our variable rate bank debt. As outlined above in "Liquidity and Capital Resources," at March 31, 2002 we had an outstanding balance of $170.0 million under our credit facility. We incurred interest on our credit facility at a weighted average rate of 7.18% and 7.61% per annum during the three and twelve months ended March 31, 2002. Pursuant to our credit agreement, we entered into a $80 million notional interest rate cap agreement with Bank of America. The interest rate cap will pay us the difference between the quarterly LIBOR and 3.99% for the period March 18, 2002 to March 18, 2003.

Based on the outstanding balance under our credit facility, a change of 100 basis points in the average interest rate, with all other variables remaining constant, would cause an increase/decrease in our interest expense of approximately $1.7 million on an annual basis, subject to the interest rate cap discussed above.

Currency exchange risk

We are a multinational corporation. Therefore, foreign exchange risk arises as a normal part of our business. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency which reduces the need for dollar conversion. In addition, at March 31, 2002, approximately 1.8% of our indebtedness was non-dollar denominated. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders' equity. Our recent results have been negatively impacted by foreign currency movements, in particular the decline of the euro and the United Kingdom pound against the dollar.

Generally, we do not enter into forward and option contracts to manage our exposure to foreign currency fluctuations. At March 31, 2002, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three years ended March 31, 2002, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Seasonality

We have experienced some seasonality in our business. Our European and Canadian operations have historically experienced lower revenue for the second quarter of our fiscal year, which is the three month period ended September 30. This is due to increased vacation time by Europeans and Canadians during July and August. This has resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during that period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management strives to report the financial results of the Company in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require technical terminology. We follow accounting principles generally accepted in the U.S. in preparing our consolidated financial statements contained herein, which require us to make certain estimates and apply judgements that affect our financial position and results of operations. Our management continually reviews our accounting policies, how they are applied and how they are reported and disclosed in the financial statements. Following is a summary of our critical accounting policies and how they are applied in preparation of the financial statements.

Accounts Receivable
We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of any of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. Our estimates are influenced by the following considerations: our large number of customers and their dispersion across wide geographic areas, the fact that no single customer accounts for 10% or more of our net sales, our continuing credit evaluation of our customers' financial conditions, credit insurance coverage in certain countries and collateral requirements from our customers in certain circumstances.

Inventories
Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements or technological changes may cause us to have excess and/or obsolete inventories. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions. If actual market conditions are less favorable than our forecasts, additional inventory write-downs may be required. Our estimates are influenced by the following considerations: sudden decline in demand due to economic downturns, rapid product improvements and technological changes and our ability to return to vendors a certain percentage of our purchases.

Revenue Recognition
Equipment sales are recognized at the time of customer acceptance and, in the case of equipment sales financed by third party leasing companies, at the time of credit acceptance by the leasing company if later. Supply sales to customers are recognized at the time of shipment. In the case of service contracts, which include supplies, supply sales are recognized upon usage by the customer.

Operating lease income is recognized as earned over the lease term. Maintenance contract service revenues are recognized ratably over the term of the underlying maintenance contracts. Deferred revenue consists of unearned maintenance contract revenue that is recognized using the straight-line method over the life of the related contract, generally twelve months.

We perform an annual review of the unguaranteed residual values of leased equipment to verify that the recorded residual values does not exceed market valuations. If the residual value is below the market value, a reserve is charged to cost of goods sold. No residual value is recorded for used equipment.

Income Taxes
As part of the process of preparing our consolidated financial statements, we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We assess the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities.

Long-lived assets
We review long-lived assets for impairment as described in note 1 to our consolidated financial statements. In analyzing potential impairments, we use projections of future cash flows from the asset. These projections are based on our views of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management's plans or objectives, forecasts of market trends and other matters, are forward looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words "goal", "anticipate", "expect", "believe" and similar expressions as they relate to us or our management are intended to identify forward looking statements. No assurance can be given that the results in any forward looking statement will be achieved. For the forward looking statements, we claim the protection of the safe harbor for forward looking statements provided for in the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to, the following: (i) any material adverse change in financial markets or in our own position, (ii) any inability to achieve or maintain cost savings,
(iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by our competitors, (iv) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any of our key upper management personnel, (vi) fluctuations in foreign currencies and
(vii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. We undertake no obligation, and do not intend, to update these forward looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

                                                                            For the year ended March 31
                                                                       ------------------------------------
                                                                  Note    2002         2001         2000
                                                                  ---- ----------   ----------   ----------

Revenue:
Retail equipment sales                                                 $  538,439   $  614,107   $  742,084
Retail service, supplies and rentals                                      937,790    1,062,007    1,366,475
Wholesale                                                                  78,947       97,128      105,469
-----------------------------------------------------------------      ----------   ----------   ----------
Total revenue                                                           1,555,176    1,773,242    2,214,028
-----------------------------------------------------------------      ----------   ----------   ----------

Costs and operating expenses:
Cost of retail equipment sales                                            394,056      518,296      523,993
Retail service, supplies and rental costs                                 546,881      660,167      793,292
Wholesale costs of revenue                                                 64,357       80,922       86,815
Selling, general and administrative expenses                              531,331      641,480      702,318
Amortization of intangible assets                                          11,207       12,842       13,970
Write-off of goodwill and other long-lived assets                   2           -       25,577            -
Restructuring charges (credits)                                     2      (1,992)      15,705       (4,148)
Other expense                                                       3          81        9,621        4,879
-----------------------------------------------------------------      ----------   ----------   ----------
Total costs and operating expenses                                      1,545,921    1,964,610    2,121,119
-----------------------------------------------------------------      ----------   ----------   ----------

Operating earnings (loss) from continuing operations                        9,255     (191,368)      92,909
Interest expense                                                    8     (42,298)     (82,648)    (104,201)
Interest income                                                             5,768        3,172        3,958
Loss on sale of business                                            4           -         -          (2,061)
-----------------------------------------------------------------      ----------   ----------   ----------

Loss from continuing operations before income taxes                       (27,275)    (270,844)      (9,395)

Provision (benefit) for income taxes                                5     (17,407)     (37,328)      (5,860)
-----------------------------------------------------------------      ----------   ----------   ----------
Loss from continuing operations before extraordinary items                 (9,868)    (233,516)      (3,535)
Discontinued operations, net of tax                                       119,490       12,956       13,869
Extraordinary gain on early retirement of debt, net of tax                 27,933            -            -
-----------------------------------------------------------------      ----------   ----------   ----------
Net earnings (loss)                                                    $  137,555   $ (220,560)  $   10,334
=================================================================      ==========   ==========   ==========

Basic earnings (loss) available to common shareholders per ADS:    10
Net loss per ADS, continuing operations                                $    (0.43)  $    (4.13)  $    (0.14)
Net earnings per ADS, discontinued operations                                1,93         0.22         0.24
Net earnings per ADS, extraordinary item                                     0.45            -            -
                                                                       ----------   ----------   -----------
Net earnings (loss) per ADS                                            $     1.95   $    (3.91)  $     0.10
                                                                       ==========   ==========   ==========
Weighted average ADSs                                                      61,967       60,438       57,624

Diluted earnings (loss) available to common shareholders per ADS:  10
Net (loss) per ADS, continuing operations                              $    (0.43)  $    (4.13)  $    (0.14)
Net earnings per ADS, discontinued operations                                1.93         0.22         0.24
Net earnings per ADS, extraordinary item                                     0.45           -             -
                                                                       ----------   ----------   ----------
Net earnings (loss) per ADS                                            $     1.95   $    (3.91)  $     0.10
                                                                       ==========   ==========   ==========
Weighted average ADSs                                                      61,967       60,438       58,525


  The accompanying notes are an integral part of these consolidated financial statements.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                                                        At March 31,
                                                                                              ----------------------------------
                                                                                  Note             2002                   2001
                                                                                --------      --------------        ------------
Assets
Current assets:
   Cash and cash equivalents                                                                  $     59,470          $     69,085
   Accounts receivable, net of allowance for doubtful accounts of:
     $42,281  (2001- $43,121)                                                                      292,350               346,398
   Inventories                                                                                     130,599               199,523
   Prepaid expenses, deferred income taxes and other current assets                                 35,935                81,025
   Assets of discontinued operations                                                                     -               113,405
--------------------------------------------------------------------------------              ------------          ------------
Total current assets                                                                               518,354               809,436


Equipment on operating leases, net                                                     6            57,432                85,891
Property and equipment, net                                                            7            60,549                74,664
Intangible assets:
   Goodwill, net of accumulated amortization of:
     $71,795 (2001 - $74,139)                                                          2           231,908               242,727
   Noncompete agreements, net of accumulated amortization of:
     $3,084 (2001 - $3,645)                                                                          1,078                 1,444
Deferred income taxes and other assets                                                 5            56,366                68,781
--------------------------------------------------------------------------------              ------------          ------------
Total assets                                                                                  $    925,687          $  1,282,943
================================================================================              ============          ============

Liabilities and shareholders' equity (deficit)
Current liabilities:
   Current maturities of long-term debt and notes payable                              8      $     36,293          $    517,447
   Accounts payable                                                                                110,586               136,604
   Accrued expenses and other current liabilities                                                  109,219               143,088
   Taxes payable                                                                                    47,101                39,372
   Deferred revenue                                                                                 42,343                34,969
   Liabilities of discontinued operations                                                                -                22,230
--------------------------------------------------------------------------------              ------------          ------------
Total current liabilities                                                                          345,542               893,710


6.75% convertible subordinated notes                                                   8                 -               200,000
Long-term debt and notes payables, less current maturities                             8           268,161                 1,731
Deferred income taxes and other long-term liabilities                                               23,415                29,431
--------------------------------------------------------------------------------              ------------          ------------
Total liabilities                                                                                  637,118             1,124,872
--------------------------------------------------------------------------------              ------------          ------------

6.5% convertible participating shares - redeemable:
  $1.00 stated value; 500,000 authorized; 250,644 issued and outstanding
  (2001 - 234,993)                                                                     9           240,520               223,713
--------------------------------------------------------------------------------              ------------          ------------

Shareholders' equity (deficit):
   Ordinary shares, 1.25 pence stated value
     500,000,000 authorized; 248,084,622 issued and outstanding
     (2001 - 247,570,566)                                                             10             5,139                 5,130
   Additional paid-in capital                                                                      325,880               325,399
   Accumulated deficit                                                                            (181,872)             (302,619)
   Accumulated other comprehensive loss                                                           (101,098)              (93,552)
--------------------------------------------------------------------------------              ------------          ------------
Total shareholders' equity (deficit)                                                                48,049               (65,642)

Commitments and contingencies                                                         14
--------------------------------------------------------------------------------              ------------          ------------
Total liabilities & shareholders' equity (deficit)                                            $    925,687          $  1,282,943
================================================================================              ============          ============


       The accompanying notes are an integral part of these consolidated financial statements.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                          For the years ended March 31,
                                                                             ------------------------------------------------------
                                                                                   2002               2001              2000
                                                                             -----------------  ----------------- -----------------
Operating activities:
Net earnings (loss)                                                            $      137,555     $     (220,560)   $       10,334
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities of continuing operations:
  Extraordinary gain on debt retirement                                               (27,933)                 -                 -
  Net earnings and gain from sale of discontinued operations                         (119,490)           (12,956)          (13,869)
  Depreciation and amortization                                                        92,347            140,969           128,887
  Deferred income taxes                                                               (12,440)           (32,801)          (10,904)
  Amortization of debt issuance costs                                                   5,187              1,912             4,101
  Loss on sale of property and equipment and equipment on operating leases             14,075             13,700            12,807
  Proceeds from sale of equipment on operating leases                                   5,483              5,845            16,506
  Restructuring and other special charges (credits)                                    (1,992)            15,705            (3,570)
  Loss on the sale of Omnifax business                                                      -                  -             2,061
  Changes in assets and liabilities, net of effects from the purchase of subsidiaries and the assets and liabilities of business held for sale
       Changes in net assets of discontinued operations                                     -             28,062            16,606
       Accounts receivable                                                             54,048            106,624            24,878
       Inventories                                                                     68,924            124,201            15,013
       Prepaid expenses and other current assets                                        7,520             (5,168)           (4,702)
       Other non-current assets                                                       (14,002)            30,670            24,492
       Accounts payable                                                               (26,018)           (24,233)           33,349
       Accrued expenses and other current liabilities                                 (29,054)           (47,519)          (89,977)
       Deferred revenue                                                                 7,374             (3,863)          (11,193)
       Other long-term liabilities                                                     (6,018)             6,353              (699)
---------------------------------------------------------------------------- -----------------  ----------------- -----------------
Net cash provided by operating activities                                             155,566            126,941           154,120
---------------------------------------------------------------------------- -----------------  ----------------- -----------------

Investing activities:
   Capital expenditures                                                               (50,577)           (68,881)         (101,095)
   Proceeds from the sale of property and equipment                                       928              6,108             3,960
   Net proceeds from the sale of business                                             273,994                  -            45,000
   Purchase of subsidiaries, net                                                            -                  -              (734)
   Payment for purchase of noncompete agreements                                            -                  -              (178)
---------------------------------------------------------------------------- -----------------  ----------------- -----------------
Net cash provided by (used in) investing activities                                   224,345            (62,773)          (53,047)
---------------------------------------------------------------------------- -----------------  ----------------- -----------------

Financing activities:
   Net payments under line of credit agreements                                      (341,845)           (67,810)         (307,383)
   Principal borrowings (payments) on other long-term debt                            (25,281)               170            (4,005)
   Payment of debt issue costs                                                        (25,797)                 -                 -
   Proceeds from stock options exercised                                                    -                  -                87
   Capital contributions from the issuance of particpating shares                           -                  -           205,223
---------------------------------------------------------------------------- -----------------  ----------------- -----------------
Net cash used in financing activities                                                (392,923)           (67,640)         (106,078)
---------------------------------------------------------------------------- -----------------  ----------------- -----------------
Effect of exchange rates                                                                3,397              7,696             3,771
---------------------------------------------------------------------------- -----------------  ----------------- -----------------
Net increase (decrease) in cash and cash equivalents                                   (9,615)             4,224            (1,234)

Cash and cash equivalents, beginning of period                                         69,085             64,861            66,095
---------------------------------------------------------------------------- -----------------  ----------------- -----------------
Cash and cash equivalents, end of period                                       $       59,470     $       69,085    $       64,861
============================================================================ =================  ================= =================

The accompanying notes are an integral part of these consolidated financial statements.

DANKA BUSINESS SYSTEMS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except per American Depositary Share ("ADS") amounts)

                                    Number of
                                    ordinary                                                     Accumulated
                                     shares                                                        other
                                  (4 ordinary                                     Retained         compre-
                                  shares equal                   Additional       earnings         hensive
                                                   Ordinary        paid-in      (accumulated       (loss)
                                     1 ads)         shares         capital         deficit)        income           Total
                                  -------------------------------------------------------------------------------------------
Balances at March 31, 1999             228,068      $ 4,758       $ 304,436      $  (72,815)       $ (65,216)   $     171,163

Net earnings                                --           --              --          10,334               --           10,334
Currency translation adjustment             --           --              --              --          (13,793)         (13,793)
                                                                                                                -------------
    comprehensive loss                                                                                                 (3,459)
Dividends and accretion
    on participating shares                 --           --           1,089          (3,745)              --           (2,656)
Shares issued under
    employee stock plans                 6,506          134          11,531              --               --           11,665
                                  ------------  -----------  --------------  --------------  ---------------    -------------

Balances at March 31, 2000             234,574      $ 4,892       $ 317,056      $  (66,226)       $ (79,009)   $     176,713

Net loss                                    --           --              --        (220,560)              --         (220,560)

Currency translation adjustment             --           --              --              --          (14,543)         (14,543)
                                                                                                                -------------
    comprehensive loss                                                                                               (235,103)
Dividends and accretion
    on participating shares                 --           --              --         (15,833)              --          (15,833)
Shares issued under
    employee stock plans                12,997          238           8,343              --               --            8,581
                                  ------------  -----------  --------------  --------------  ---------------    -------------

Balances at March 31, 2001             247,571      $ 5,130       $ 325,399      $ (302,619)       $ (93,552)   $     (65,642)

Net earnings                                --           --              --         137,555               --          137,555
Currency translation adjustment             --           --              --              --           (7,546)          (7,546)
                                                                                                                 ------------
    comprehensive income                                                                                              130,009
Dividends and accretion
    on participating shares                 --           --              --         (16,808)              --          (16,808)
Shares issued under
    employee stock plans                   514            9             481              --               --              490
                                  ------------  -----------  --------------  --------------  ---------------    -------------

Balances at March 31, 2002             248,085      $ 5,139       $ 325,880      $ (181,872)       $(101,098)   $      48,049
                                  ============  ===========  ==============  ==============  ===============    =============

 The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

(a) Basis of preparation: The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The principal accounting policies are set forth below.

(b) Basis of consolidation: The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. Our principal operating subsidiaries are located in North America, Europe, Australia, and Latin America, and are principally engaged in the distribution and service of photocopiers and related office imaging equipment. All significant inter-company balances and transactions have been eliminated in consolidation. References herein to "we" or "our" refer to Danka Business Systems PLC and consolidated subsidiaries unless the context specifically requires otherwise.

(c) Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates are disclosed throughout this report. Our actual results could differ from these estimates.

(d) Cash and cash equivalents: Cash and cash equivalents consist of cash on hand and all highly liquid investments or deposits with original maturities of three months or less.

(e) Inventories: Inventories consist of photocopiers, facsimile equipment, other automated office equipment which are stated at the lower of specific cost or market of $62.2 million for fiscal 2002 and $109.7 million for fiscal 2001. The related parts and supplies are valued at the lower of average cost or market of $68.4 million for fiscal 2002 and $89.8 million for fiscal 2001.

(f) Property and equipment: Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the assets' estimated economic lives. Expenditures for additions, major renewals or betterments are capitalized and expenditures for repairs and maintenance are charged to earnings as incurred. When property and equipment are retired or otherwise disposed of, the cost and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in operations. We expense software costs incurred in preliminary project stages and, thereafter, we capitalize any costs incurred in the developing or obtaining of internal use software. Capitalized costs are amortized over a period of three to five years. Costs related to maintenance and training are expensed as incurred.

(g) Long-lived assets: The carrying value of long-lived assets to be held and used, including goodwill and other intangible assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future discounted cash flows and earnings from operations are not expected to be sufficient to recover goodwill and other long-lived assets. (see note 1(q) "New Accounting Standards"). The carrying amounts are then reduced by the estimated shortfall of the discounted cash flows. For the year ended March 31, 2001, we wrote-off $25.6 million of goodwill (See Note 2). Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is generally amortized over thirty years on a straight-line basis. Noncompete agreements are amortized over the lives of the agreements, generally three to seven years, on a straight-line basis.

     Deferred financing costs are charged ratably to interest expense over the term of the related debt, and are included in other noncurrent assets.

(h) Income taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Revenue recognition: Equipment sales are recognized at the time of customer acceptance and in the case of equipment sales financed by third party leasing companies, at the time of credit acceptance by the leasing company. Supply sales to customers are recognized at the time of shipment. In the case of service contracts which include supplies, supply sales are recognized upon usage by the customer. For the year ended March 31, 2001, our retail service, supplies, and rentals revenue was reduced because of a change in our estimate of unbilled variable service revenue. After a detailed review of assumptions used to determine the amount of unbilled revenue, we determined that the estimate of variable usage used to calculate the revenue accrual for fiscal year 2001 should be reduced by $11.3 million.

                   Notes to Consolidated Financial Statements

     Operating lease income is recognized as earned over the lease term. Maintenance contract service revenues are recognized ratably over the term of the underlying maintenance contract. Revenue from outsourcing contracts is recognized as earned over the contract term. Deferred revenue consists of unearned maintenance contract revenue that is recognized using the straight-line method over the life of the related contract, generally twelve months.

(j) Shipping and handling costs: Shipping and handling costs billed to our customers are included in the same category as the related sale. The cost of shipping and handling is included in cost of sales.

(k) Advertising costs: We expense advertising costs as incurred, except production costs which are expensed the first time the advertising takes place.

(l) Earnings per share: Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock. Income available to common shareholders is determined by reducing net earnings or (loss) by the dividends for the relevant fiscal year paid on the 6.5% senior convertible participating shares. Earnings per American depositary share are based on the current ratio of four ordinary shares to one ADS.

(m) Foreign currencies: The functional currency for most foreign operations is the local currency. Foreign currency transactions are converted at the rate of exchange on the date of the transaction or translated at the year end rate in the case of transactions not then finalized. Gains and losses resulting from foreign currency transactions are included in other income or other expense on the accompanying statements of operation.

     Assets and liabilities in currencies other than dollars are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average rate of exchange for the period. The resulting translation adjustments are recorded as a separate component of shareholders' equity (deficit).

(n) Concentrations of risk: Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. Our cash and cash equivalents are placed with high credit quality financial institutions, and are invested in short-term maturity, highly rated securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographical areas. As of March 31, 2002, we had no significant concentrations of credit risk. Our business is dependent upon close relationships with our vendors and our ability to purchase photocopiers and related office imaging equipment from these vendors on competitive terms. We primarily purchase products from several key vendors including Canon, Ricoh and Toshiba, each of which represented more than 10% of equipment purchases for the years ended March 31, 2002 and 2001.

(o) Financial instruments: From time to time, we use interest rate swap agreements to manage interest costs and the risks associated with changing interest rates. The interest differential to be paid or received is included in interest expense for the period. We do not hold derivative financial instruments for trading purposes. See Note 15 for discussion of adoption of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities."

(p) Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

(q) New accounting standards: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which will be effective for the first quarter of our fiscal year 2003. Statement No. 142 establishes accounting and reporting requirements for goodwill and other intangible assets, and modifies disclosures previously required under other accounting standards. We adopted the statement effective April 1, 2002. As a result of the implementation of this standard, we will cease to amortize goodwill and expect a pre-tax increase of earnings of approximately $11 million in fiscal 2003. During 2003, we will perform the first of the required impairment tests of goodwill as of April 1, 2002. We have not yet determined what the effect of these tests will have on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of April 1, 2002.

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

                   Notes to Consolidated Financial Statements

     contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after December 15, 2002. We do not expect a material impact from this statement on our consolidated financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for the first quarter of our fiscal year 2003 and, generally are to be applied prospectively. We do not expect a material impact from this statement on our consolidated financial statements.

     SFAS No. 145, "Recission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections" Statement 145 among other items, rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. We will adopt the provisions of Statement 145 for the first quarter of our fiscal year 2003. We will no longer present our fiscal 2002 gain from debt extinguishment as an extraordinary item. For fiscal 2003, we will reclassify the $27.9 million extraordinary after-tax gain as a separate item in continuing operations.

(r) United Kingdom Companies Act 1985: The financial statements for the years ended March 31, 2002, 2001 and 2000 do not comprise statutory accounts within the meaning of section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2002 will be delivered to the Registrar of Companies for England and Wales following our 2002 annual general meeting. The auditors' reports on those statutory accounts was unqualified.

2. Restructuring and Other Special Charges

Fiscal 2002 Charge:

The hiring of a new Chief Executive Officer in March of 2001 was the first in a series of changes to our senior management team. Upon the completion of the financial restructuring plan at the end of the first quarter of fiscal year 2002, we made additional significant changes to our senior management team including the hiring of new Chief Operating Officers for Danka Europe, Danka International and Danka U.S. Our new management team reviewed the existing restructuring plan and, as a result of changing business conditions in the U.S. and Europe and revisions to our business strategies, we decided to modify our 2001 restructuring plan in the second, third and fourth quarters of fiscal year 2002 and implemented a new restructuring plan for fiscal year 2002. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions and evaluations, we reversed $13.0 million of fiscal year 2001 severance and facility restructuring reserves in fiscal year 2002 while recording a pre-tax restructuring charge of $11.0 million during fiscal year 2002.

The fiscal year 2002 restructuring charges included $4.9 million related to severance for 355 employees in the U.S., Canada and Europe. We expect substantially all of these reductions to be completed by the June 30, 2003. Cash outlays for the reductions during fiscal year 2002 totaled $3.8 million. The restructuring charges also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Cash outlays for the facilities during fiscal 2002 totaled $2.6 million. The following table summarizes the fiscal year 2002 restructuring charges:

2002 Restructuring Charge:

                                                         Total Fiscal                       Other         Reserve at
                                                             2002            Cash          Non-Cash        March 31,
(in 000's)                                                  Expense         Outlays         Changes           2002
                                                        ----------------------------------------------------------------
Severance                                                  $  4,967        $ (3,757)            --          $ 1,210
Future lease obligations on facility closures                 6,074          (2,648)            --            3,426
                                                        ----------------------------------------------------------------

Total                                                      $ 11,041        $ (6,405)            --          $ 4,636
                                                        ================================================================

                   Notes to Consolidated Financial Statements

Fiscal 2001 Charge:

Our fiscal 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,200 positions worldwide. However, as a result of the changes in senior management and higher than anticipated employee attrition discussed above, we determined that $10.1 million of the original severance reserve would not be required. Cash outlays related to these reductions during fiscal year 2002 totaled $6.3 million for the termination of employees. We expect cash outlays for the workforce reductions to be completed by June 30, 2002.

The fiscal year 2001 restructuring charge also included $5.7 million for future lease obligations on facility closures and exit costs. We identified 50 facilities to be closed and/or consolidated with other Danka facilities. In the fourth quarter of fiscal year 2001 we determined that 10 of the facilities previously identified for closure would remain open because of changes in our business plan and accordingly reversed $1.4 million of reserves. As a result of the changes in senior management, we determined during fiscal year 2002 that an additional $3.0 million of facility reserves would not be required. Cash outlays for facilities during fiscal year 2002 totaled $0.7 million. We expect the remaining lease obligations related to these facility closures to be substantially completed by March 31, 2003. The fiscal year 2001 restructuring charge also included the reversal of unutilized prior year accruals of $10.4 million.

The following table summarizes the fiscal 2001 restructuring charge:

2001 Restructuring Charge:

                                                                   Reserves at                       Other          Reserve at
                                                   Fiscal 2001      March 31,         Cash          Non-Cash        March 31,
(in 000's)                                           Expense           2001          Outlays        Changes            2002
                                                  --------------------------------------------------------------------------------
Severance                                            $ 21,766         $ 16,743     $ (6,268)      $  (10,061)              $ 414
Future lease obligations on facility closures
   and other exit costs                                 4,295            4,172         (725)          (2,972)                475
                                                  --------------------------------------------------------------------------------

Total                                                $ 26,061         $ 20,915     $ (6,993)      $  (13,033)              $ 889
                                                  ===============================================================================

Fiscal 1999: We recorded certain restructuring and other non-cash special charges during the third and fourth quarters of the fiscal year ended March 31, 1999. The restructuring charge included $19.8 million related to severance, representing the reduction of approximately 1,400 positions worldwide and the elimination of excess facilities. Special charges included the write-off of goodwill and other long-lived assets, as well as the write-down of assets which were impacted as a result of the termination of certain agreements between us and Kodak. Fiscal year 1999 restructuring charges of $40.8 million included the reversal of unutilized prior year accruals of $1.9 million. The following table summarizes the restructuring and other special pre-tax charges:

1999 Restructuring Charge:

                                                                   Reserves at                       Other          Reserve at
                                                   Fiscal 1999      March 31,         Cash          Non-Cash        March 31,
(in 000's)                                           Expense           2001          Outlays        Changes            2002
                                                  --------------------------------------------------------------------------------
Future lease obligations on facility closures
   and other exit costs                              $ 19,820            $ 470         $ 45              --               $ 425
Severance                                              19,790               --           --              --                  --
Write-off of leasehold improvements on
   facility closures                                    3,084               --           --              --                  --
                                                  --------------------------------------------------------------------------------

Total                                                $ 42,694            $ 470         $ 45              --               $ 425
                                                  ================================================================================

Other Special Charges - Fiscal 2001: We recorded certain non-cash charges during fiscal year 2001. Non-cash special charges resulted from a $18.7 million write-down of goodwill in Australia in the second quarter and a $6.9 million write-down of goodwill in the U.S. in the fourth quarter. Goodwill write-downs were determined based on changes in the business environment for certain of our operations and an analysis of projected cash flows related to those operations.

                   Notes to Consolidated Financial Statements

3. Other Income and Expense

Other income and other expense include the following for the years ended March 31, 2002, 2001, and 2000:

(in 000's)                                                   2002            2001             2000
                                                        --------------   -------------    -------------
Other income (expense):
   Foreign exchange gains                               $        3,000
   Foreign exchange losses                                          --   $      (9,621)   $        (579)
   Country exit costs and asset impairment costs                (3,081)             --               --
   Settlement of litigation                                         --              --           (4,300)
                                                        --------------   -------------    -------------

   Total                                                $          (81)  $      (9,621)   $      (4,879)
                                                        ==============   =============    =============

4. Sale of Assets

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

An escrow account of $5 million of the DSI purchase price has been set aside. The purchase price is subject to an adjustment depending on the value of DSI's net assets as of the closing of the sale. If the value of DSI's net assets as of the closing date (as determined by reference to an audited balance sheet for DSI) exceeds $82.4 million, Pitney Bowes, Inc. is required to pay us an amount equal to the excess on a dollar-for-dollar basis and the $5 million in escrow will be released to us. If the value of DSI's net assets as of the closing date is less than $82.4 million, an amount equal to the shortfall is required to be paid to Pitney Bowes, Inc. on a dollar-for-dollar basis from the escrow account and, if the amount of the escrow account is insufficient to meet the shortfall, we must pay the difference to Pitney Bowes, Inc. Any money remaining in the escrow account following payment of any shortfall to Pitney Bowes, Inc. will be released to us. As of March 31, 2002, we had preliminarily adjusted the purchase price by $2.8 million and expect to finalize such adjustment in the first quarter of fiscal 2003.

The sale of DSI resulted in a gain, subject to final post-closing adjustments, for the fiscal year 2002 of $119.5 million after income taxes of $57.9 million. Assets and liabilities of DSI at March 31, 2001, have been segregated in the condensed consolidated balance sheets. A summary of the operating results of discontinued operations are as follows:

      (in 000's)                                                  2002            2001             2000
                                                              -------------   -------------    -------------
      Revenue                                                 $      74,234   $     290,018    $     281,594

      Earnings before income taxes                            $       5,425   $      22,185    $      23,748
      Provision for income taxes                                      1,848           9,229            9,879
                                                              -------------   -------------    -------------

      Net earnings from discontinued operations                       3,577          12,956           13,869
      Gain from sale of discontinued operations after
         income taxes of $57.9 million                              115,913              --               --
                                                              -------------   -------------    -------------

      Discontinued operations, net of tax                     $     119,490   $      12,956    $      13,869
                                                              =============   =============    =============

On July 30, 1999, we sold our Omnifax business, a supplier of facsimiles and related services, parts and supplies, to Xerox Corporation for a cash consideration of $45.0 million. We recorded a $2.1 million loss on the sale of Omnifax which is reflected in loss on sale of business on the accompanying consolidated statement of operations for the twelve months ended March 31, 2000. The assets and liabilities of Omnifax at July 30, 1999 totaled $63.8 million and $18.0 million, respectively, and consisted primarily of property and equipment, accounts receivable, inventories, accounts payable and accrued expenses. The revenue, costs and operating expenses of Omnifax for the four months ended July 31, 1999 are as follows:

                   Notes to Consolidated Financial Statements

               (in 000's)                                          2000
                                                               -------------
               Revenue                                         $      35,705

               Costs of revenue                                       22,426
               Selling, general and administrative expenses            9,797
               Amortization of intangible assets                         222
                                                               -------------
               Total costs and operating expenses                     32,445
                                                               -------------

               Earnings from operations                        $       3,260
                                                               =============


5. Income Taxes

The provision (benefit) for income taxes attributable to continuing operations for the three years ended March 31, 2002 was as follows:

(in 000's)                                                                  2002              2001              2000
                                                                       ---------------   ---------------    --------------
U.S. income tax
     Current                                                           $           (42)  $           760    $        5,150
     Deferred                                                                   (5,010)          (35,134)          (17,747)
                                                                       ---------------   ---------------    --------------
       Total U.S. tax provision (benefit)                                       (5,052)          (34,374)          (12,597)

U.K. income tax
     Current                                                                         -                 -                 -
     Deferred                                                                  (19,513)           (8,044)           (2,778)
                                                                       ---------------   ---------------    --------------
       Total U.K. tax provision (benefit)                                      (19,513)           (8,044)           (2,778)

Other international income tax
     Current                                                                     1,091             3,973             9,773
     Deferred                                                                    6,067             1,117              (258)
                                                                       ---------------   ---------------    --------------
       Total other international tax provision (benefit)                         7,158             5,090             9,515

                                                                       ---------------   ---------------    --------------
       Total provision (benefit) for income taxes                      $       (17,407)  $       (37,328)   $       (5,860)
                                                                       ===============   ===============    ==============

A reconciliation of the United Kingdom statutory corporation tax rate to the effective rate is as follows:

(in 000's)                                                                  2002              2001              2000
                                                                       ---------------   ---------------    --------------
Tax (benefit) charge at standard United Kingdom rate                   $        (8,183)  $       (81,254)   $       (2,818)
Profits (losses) taxed at other than standard United Kingdom rate               21,331            14,129           (33,809)
Changes in valuation allowances                                                 (1,715)             (146)           29,293
State tax provision, net of federal income tax provision                           (28)           (5,888)            1,200
United Kingdom tax on intra-group profits                                      (29,241)           29,241                 -
Permanent differences                                                              429             6,590               274

                                                                       ---------------   ---------------    --------------
Provision (benefit) for income taxes                                   $       (17,407)  $       (37,328)   $       (5,860)
                                                                       ===============   ===============    ==============

The United Kingdom statutory corporation tax rate was 30% in fiscal year 2002, 2001 and 2000.

                   Notes to Consolidated Financial Statements

The tax effects of temporary differences that comprise the elements of deferred tax at March 31, 2002 and 2001 are as follows:

(in 000's)                                                                  2002              2001
                                                                       ---------------   ---------------
Deferred tax assets:
     Accrued expenses not deducted for tax purposes                    $         5,962   $        17,829
     Reserves for inventory and accounts receivables
        not deducted for tax purposes                                           14,215            22,711
     Tax loss carryforwards                                                     53,948           177,174
     Tax credit carryforwards                                                    4,493             4,510
     Depreciation and other                                                      1,363            14,256
                                                                       ---------------   ---------------
     Total gross deferred tax assets                                            79,981           236,480
     Valuation allowance                                                       (38,764)         (111,121)
                                                                       ---------------   ---------------
     Net deferred tax assets                                                    41,217           125,359

Deferred tax liabilities:
     Leases                                                                          -           (34,468)
                                                                       ---------------   ---------------
     Total gross deferred tax liabilities                                            -           (34,468)

                                                                       ---------------   ---------------
Net deferred tax asset                                                 $        41,217   $        90,891
                                                                       ===============   ===============

At March 31, 2002, we had net operating losses and other carryforwards relating to our U.S. operations of approximately $99.6 million of which $46.8 million will expire if not used by March 31, 2020 and $52.8 million if not used by March 31, 2021. We have an alternative minimum tax credit carryforward of $4.5 million relating to U.S. operations, which is available indefinitely. We have foreign net operating loss carryforwards of approximately $139.4 million with varying expiration dates. Significant amounts of these loss carryforwards are offset by valuation allowances reflecting the lack of certainty as to realization.

The valuation allowance for deferred tax assets as of March 31, 2002 and 2001 was $38.8 and $111.1 million, respectively. The net change in the total valuation allowance for the years ended March 31, 2002 and 2001 was a decrease of $72.4 million and an increase of $1.4 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The repatriation of the undistributed earnings of our non United Kingdom foreign subsidiaries at March 31, 2002 would not result in an additional material amount of tax.

6. Equipment on Operating Leases, net

Included in equipment on operating leases is equipment used to generate rental revenue in our core office imaging business. Substantially all of our governmental operating leases are cancelable. Equipment on operating leases is depreciated over three to five years assuming a salvage value ranging from zero to ten percent and consists of the following at March 31, 2002 and 2001:

(in 000's)                                        2002               2001
                                            ---------------    ---------------
Equipment on operating leases               $       230,098    $       284,795
Less accumulated depreciation                      (172,666)          (198,904)

                                            ---------------    ---------------
Equipment on operating leases, net          $        57,432    $        85,891
                                            ===============    ===============

Depreciation expense for the years ended March 31, 2002, 2001 and 2000 approximated $44,199,000, $67,463,000 and $83,592,000, respectively.

                   Notes to Consolidated Financial Statements

7. Property and Equipment, net

Property and equipment, along with their useful lives, consists of the following at March 31, 2002 and 2001:

                                                                                                      Average
                                                                                                    Useful life
(in 000's)                                                          2002              2001            In years
                                                              ---------------   ---------------    ---------------
Buildings                                                        $  1,438          $  1,374                 31
Office furniture, equipment and leasehold improvements            156,347           166,996             3 - 10
Software                                                           27,556            45,172             3 -  5
Transportation equipment                                            1,751             3,196             5 - 15
Land                                                                  418               418                  -
                                                              ---------------   ---------------
Total Cost                                                        187,510           217,156
Less accumulated depreciation and amortization                   (126,961)         (142,492)
                                                              ---------------   ---------------

Property and equipment, net                                      $ 60,549          $ 74,664
                                                              ===============   ===============

Depreciation expense for the years ended March 31, 2002, 2001 and 2000 approximated $36,836,000, $35,092,000 and $31,325,000, respectively.

8. Debt

Debt consists of the following at March 31, 2002 and 2001:

(in 000's)                                                                      2002              2001
                                                                          ---------------   ---------------
Credit facility (limited to $270.0 million) interest at LIBOR plus an applicable margin (7.6% average interest rate for 2002)
   due March 2004 - see below                                               $ 170,000                 -
Revolving line of credit (limited to $560.0 million) interest at IBOR plus an applicable margin or the agent bank's reference rate
  (7.6% average interest rate for 2002 and 8.9% for 2001,
   including additional leverage fees) - see below                                  -         $ 514,967
10% subordinated notes due April 2008                                          64,520                 -
Zero coupon senior subordinated notes due April 2004                           47,593                 -
6.75% convertible subordinated notes - see below                               15,988           200,000
Various notes payable bearing interest from prime to 12.0%
   maturing principally over the next 5 years                                   6,353             4,211
                                                                          ---------------   ---------------

Total long-term debt and notes payable                                        304,454           719,178
Less current maturities of long-term debt and notes payable                    36,293           517,447
                                                                          ---------------   ---------------

Long-term debt and notes payable, less current maturities                   $ 268,161         $ 201,731
                                                                          ===============   ===============

On June 29, 2001, we completed an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002. We accepted tenders from holders of a total of $184,012,000 in aggregate principal amount (92%) of the 6.75% convertible subordinated notes. Of the notes tendered pursuant to the exchange offer, $118,484,000 in principal amount was tendered for a limited cash option, $1,008,000 in principal amount was tendered for a new zero coupon senior subordinated note option and $64,520,000 in principal amount was tendered for a new 10% note option. In aggregate, we paid $24,000,000 in cash and issued $47,593,000 in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64,520,000 in principal amount of 10% subordinated notes due April 1, 2008 as consideration under the exchange offer. Noteholders who accepted the exchange offer did not receive payment of the interest accruing on the 6.75% convertible subordinated notes for the period from April 1, 2001 to June 29, 2001. However, interest was deemed to accrue for the 10% subordinated notes issued in the exchange offer from April 1, 2001. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both our 100% owned U.S. subsidiaries.

The exchange offer was accounted for as a troubled debt restructuring and resulted in an extraordinary gain of $27.9 million after income taxes of $12.0 million.

In addition, on June 29, 2001, we entered into an amended and restated senior credit facility with our existing senior bank lenders to provide us with financing through March 31, 2004. The facility originally consisted of a $100 million revolver commitment, a

                   Notes to Consolidated Financial Statements

$190 million term loan and $30 million letters of credit commitments, in an amendment and restatement of our previous credit agreement. The term component of the facility requires principal installments aggregating $5.0 million in fiscal year 2002, $16.0 million in fiscal year 2003 and $24.0 million in fiscal year 2004, with payment due in full on March 31, 2004. Interest on the revolver and term loan components of the facility are at LIBOR plus 5.5%. The interest rate increased by 0.5% on December 29, 2001 and will increase by 0.5% on June 29, 2002 and quarterly thereafter. During fiscal year 2002, we repaid $20.0 million of principal under the term loan. The interest rate will decrease by 0.5% for every $25.0 million permanent reduction in the total commitment. However, the interest rate cannot be reduced below 4.25%.

On March 18, 2002, we entered into $80 million notional interest rate cap agreement with Bank of America. The interest rate cap will pay us the difference between the quarterly LIBOR and 3.99% for the period March 18, 2002 to March 18, 2003. If we were to have settled the commitment related to our interest rate swap on March 31, 2002, the amount due to us would have been de minimis.

Our indebtedness under the credit facility is secured by substantially all of our assets in the United States, Canada, United Kingdom, Netherlands, and Germany. The credit facility contains negative and affirmative covenants which place restrictions on us regarding, among other things, the disposition of assets, capital expenditures, additional indebtedness and permitted liens, and prohibit the payment of dividends (other than payment-in-kind dividends on our participating shares). The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA, a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of capital expenditures, each as defined in the credit facility. We were in compliance with all of the applicable covenants at March 31, 2002.

We incurred $11.2 million in bank fees and $4.8 million in third party fees relating to the amended and restated facility. These fees will be amortized over the term of the facility. We were also required to pay our banks a fee equal to 0.5% of the total commitments on April 2, 2002 (which was $1.5 million), and we will pay a fee equal to 1.0% of the total commitments on June 29, 2002 and a fee equal to 4.0% of the total commitments on June 29, 2003.

Aggregate annual maturities of debt at March 31, 2002, are as follows:

                                                   (in 000's)
                                                  --------------
Year Ending March 31,
2003                                                 $ 36,293
2004                                                  155,261
2005                                                   47,817
2006                                                      129
2007                                                      131
Thereafter                                             64,823
                                                  --------------

                                                    $ 304,454
                                                  ==============

9. 6.50% Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 new 6.50% senior convertible participating shares of Danka Business Systems PLC for $218.0 million. The net proceeds of the share subscription totaled approximately $204.6 million, after deducting transaction expenses. Eighty-five percent (85%) of the net proceeds, or approximately $174.0 million of the share subscription, was used to make a required repayment of our existing bank indebtedness and the remainder was used for general corporate purposes.

The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and will be paid in the form of additional participating shares for the first five years and thereafter in cash if permitted under the then existing credit agreement. The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights on an as converted basis, currently corresponding to approximately 24.8% of the total voting power of our capital stock. In addition, as of March 31, 2002 we had issued an aggregate of 32,644 additional participating shares in satisfaction of the payment-in-kind dividends.

On or after December 17, 2003, and prior to December 17, 2010, we have the option to redeem the participating shares, in whole but not in part, and subject to compliance with applicable laws, for cash at the greater of (a) the redemption price per share as set out in the table below (based on the liquidation return per participating share described below) or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. Instead of redemption in cash at the price set out in (b) above, we may decide to convert the

                   Notes to Consolidated Financial Statements

participating shares into the number of ordinary shares into which they are convertible if the market value of those shares exceed the redemption price set out below.

                                                  Percentage of
              Year                             liquidation return
              --------------------            -----------------------

              2003 - 2004                           103.250%
              2004 - 2005                           102.167%
              2005 - 2006                           101.083%
              2006 and thereafter                   100.000%

In the event of liquidation of Danka, participating shareholders shall be entitled to receive a distribution equal to the greater of (a) the liquidation return per share (initially $1,000 and subject to upward adjustment on certain default events by us) plus any accumulated and unpaid dividends accumulating from the most recent dividend date or b) the amount that would have been payable on each participating share if it had been converted into ordinary shares if the market value of those shares exceed the liquidation value of the participating shares.

If by December 17, 2010, we have not converted or otherwise redeemed the participating shares, we are required, subject to compliance with applicable laws, to redeem the participating shares for cash at the greater of (a) the then liquidation value or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. Instead of redemption in cash at the price set out in (b) above, we may decide to convert the participating shares into the number of ordinary shares into which they are convertible.

10. Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations before extraordinary items per ADS computations follows:

                                   March 31, 2002                      March 31, 2001                       March 31, 2000
                         ----------------------------------- ----------------------------------------------------------------------
                           Earnings                            Earnings                             Earnings
                         (loss) from                          (loss) from                         (loss) from
                          continuing                          continuing                           continuing
                          operations    Shares    Per-share   operations     Shares     Per-share  operations    Shares    Per-share
 (In 000's except per    (numerator)   (denomin    amount     (numerator)   (denomin     amount    (numerator)  (denomin    amount
   share amounts)                        ator)                                ator)                               ator)
                         ----------------------------------------------------------------------------------------------------------
Basic loss available to
   common
   shareholders per
   ADS:
   Net earnings (loss)
    from continuing
    operations before
    extraordinary
    Items                $ (9,868)                            $(233,516)                            $(3,535)
  Dividends and
    accretion on
    participating
     shares               (16,930)                              (15,953)                             (4,482)
                         --------                             ---------                             -------
    Loss                  (26,798)      61,967    $(0.43)      (249,469)     60,438     $(4.13)      (8,017)     57,624     $(0.14)
                                                  ======                                ======                              ======

Effect of dilutive
securities:
    Stock options              --           --                       --          --                      --          --
                         --------      -------                ---------      ------                 -------      ------

Diluted loss available
to common shareholders
per ADS:
    Loss                 $(26,798)      61,967    $(0.43)     $(249,469)     60,438     $(4.13)     $(8,017)     57,624     $(0.14)
                         ========      =======    ======      =========      ======     ======      =======      ======     ======

                        Notes to Consolidated Statements

The effect of our convertible subordinated notes is not included in the computation of diluted earnings per ADS for the three years ended March 31, 2002 because they are anti-dilutive. In addition, 548,000, 1,531,000 and 901,000 of stock options for the years ended March 31, 2002, 2001 and 2000, respectively, and the effect of the convertible participating shares on the computation of diluted earnings per ADS for the three years ended March 31, 2002 are not included because they are anti-dilutive. For the three years ended March 31, 2002, basic and diluted per share amounts were equal because of the losses from continuing operations before extraordinary items we incurred in those years.

11. Employee Benefit Plans

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. Effective February 1, 1999, we began matching employee contributions with our ADSs in an action to conserve cash. In November 2000, we discontinued the match of employee contributions with shares of our ADSs because we had issued substantially all of the ADSs that we were authorized to issue for the matching contributions. For the period April 1, 2000 through October 31, 2000, we issued approximately 2.7 million ADSs to match employee contributions made to the plan. For the period February 1, 1999 through March 31, 2000, we issued approximately 1.6 million ADSs to match employee contributions made to the plan. For the period April 1, 2001 thorough March 31, 2002, we re-instated the employee match by contributing $2,500,000 to the plan. The expenses related to contributions to the plan for the years ended March 31, 2002, 2001 and 2000 were approximately $2,500,000, $4,801,000 and $10,504,000, respectively.

Most non-U.S. employees participate in defined benefit and contribution plans with varying vesting and contribution provisions. The expenses related to these contributions for the years ended March 31, 2002, 2001 and 2000 were approximately $4,749,000, $4,344,000 and $6,197,000, respectively.

In connection with our acquisition of Kodak's office imaging and outsourcing businesses, we acquired certain pension obligations of non-U.S. employees from Kodak. At March 31, 2002 and 2001 the recorded liability for these pension obligations was $7.9 and $11.1 million, respectively.

We have a supplemental executive retirement plan, which provides additional income for certain of our U.S. executives upon retirement. There were no contributions to the plan for the years ended March 31, 2002, 2001 and 2000.

Under the Danka Section 423 Employee Stock Purchase Plan approved on March 28, 2002, we are authorized to issue up to 8,000,000 ordinary shares (2,000,000 ADS equivalents) to eligible employees in Danka Office Imaging Company, our principal U.S. operating subsidiary. Under the terms of the plan, employees can choose to have a fixed dollar amount deducted from their biweekly compensation to purchase the our common stock. The purchase price of the stock is 85% of the market value on the lower of the first day of the purchase period and the purchase date and employees are limited to a maximum purchase of $25,000 in fair market value each calendar year. The plan is effective as of April 1, 2002. All shares purchased under this plan must be retained for a period of six months.

12. Share Option Plans

Our 1996 share option plan authorizes the granting of both incentive and non-incentive share options over an aggregate of 22,000,000 ordinary shares (5,500,000 ADS equivalents). The option balance outstanding at March 31, 2002 also includes options issued pursuant to a plan that preceded the 1996 share option plan. There are no shares available for issue under the earlier plan. Under both plans, options are and were granted at prices not less than market value on the date of grant and the maximum term of an option may not exceed ten years. Share options granted under the 1996 share option plan generally vest ratably in equal tranches over three years beginning on the first anniversary of the date of grant.

We established The Danka Employees' Trust Fund for use in conjunction with our 1996 share option plan. The employees' trust may subscribe for new ordinary shares which we have granted in the form of share options, or it may purchase our ordinary shares on the open market. The employees' trust will transfer shares to employees upon exercise of their options. No shares were acquired by the employees' trust for the years ended March 31, 2002, 2001, and 2000.

In October 1999, shareholders approved a share option plan authorizing the granting of both incentive and non-incentive share options for an aggregate of 12,000,000 ordinary shares (3,000,000 ADS equivalents). In October 2001, shareholders approved the issuance of an additional 20,000,000 ordinary shares (5,000,000 ADS equivalents) pursuant to the 1999 plan. Share options granted under the 1999 share option plan have the same terms as those granted under the 1996 share option plan.

                   Notes to Consolidated Financial Statements

In October 2001, shareholders approved the Danka 2001 Long Term Incentive Plan, under which we may make awards of a variety of equity-related incentives to our executive directors, officers and employees. Awards under the 2001 plan may take the form of restricted stock unit awards, stock appreciation rights and other share-based awards. The 2001 plan is administered by our human resources committee, which determines the persons to whom awards may be made, the form of the awards, the terms and conditions of the awards, the number of shares subject to each award and the dates of grant. The total number of ordinary shares in respect of which awards may be made under the 2001 plan is 20,000,000 ordinary shares (5,000,000 ADS equivalents). Awards may be made over ordinary shares or ADSs. As of March 31, 2002, no awards had been made under the 2001 plan.

In July 2000, shareholders approved a restricted stock award for the issuance of 1,542,168 ordinary shares (385,542 ADS equivalent) to be issued in three equal installments in 2001, 2002 and 2003 to Brian L. Merriman

As of March 31, 2002, 46,107,236 ordinary shares (11,526,809 ADS equivalents) were available to grant under our existing equity compensation plans.

Transactions for the 1996 and 1999 share option plans during the three years ended March 31, 2002 were as follows:

                                                                    2002                  2001                  2000
                                                              --------------        --------------        --------------
Options outstanding at April 1                                    21,830,905            20,145,123            24,614,289
     Granted                                                       8,260,000             4,453,000             3,554,320
     Exercised                                                             -                     -               (40,000)
     Cancelled                                                     2,198,142            (2,767,218)           (7,983,486)
                                                              --------------        --------------        --------------
Options outstanding at March 31                                   27,892,763            21,830,905            20,145,123
                                                              ==============        ==============        ==============

Options exercisable at March 31                                   16,414,765            11,876,914             6,402,791
                                                              ==============        ==============        ==============

Option price ranges per share in pence:
     Granted                                                    9.25 - 49.25         11.75 - 83.34        72.00 - 246.00
     Exercised                                                             -                     -                136.00
     Cancelled                                                80.75 - 730.00        65.15 - 730.00        72.00 - 762.50
     Outstanding at March 31                                   9.25 - 730.00        11.75 - 730.00        43.17 - 730.00

Weighted average option price ranges per share in pence:
     Granted                                                            25.0                 17.87                133.26
     Exercised                                                             -                     -                136.00
     Cancelled                                                         187.4                176.59                219.49
     Outstanding at March 31                                            90.4                126.47                162.64
     Exercisable at March 31                                          133.25                176.71                179.98

Information with respect to share options outstanding at March 31, 2002 is as follows:

                                  Weighted
                                   average                Number of          Weighted average
                               exercise price in         outstanding            remaining
Price range in pence                pence                  shares            contractual life
------------------------       -----------------      -----------------    --------------------
      9.25 -  13.00                  20.27               12,190,000             8.5 years
     43.17 - 113.85                  82.20               11,253,720             6.8 years
    127.00 - 215.66                 141.61                1,814,000             7.4 years
    246.00 - 378.67                 272.00                1,380,085             5.2 years
    445.00 - 730.00                 571.68                1,254,958             4.8 years
                                                      -----------------
                                                         27,892,763
                                                      =================

                  Notes to Consolidated Finanacial Statements

Information with respect to share options exercisable at March 31, 2002 is as follows:

                                    Weighted
                                    average               Number of          Weighted average
                               excercise price in        exercisable            remaining
Price range in pence                 pence                 shares            contractual life
----------------------------    ------------------    ------------------   ---------------------
       9.25 -  13.00                  12.36               1,636,666              8.5 years
      43.17 - 113.85                  82.57              10,933,720              6.8 years
     127.00 - 215.66                 141.61               1,209,336              7.4 years
     246.00 - 378.67                 272.00               1,380,085              5.2 years
     445.00 - 730.00                 571.68               1,254,958              4.8 years
                                                      -----------------
                                                         16,414,765
                                                      =================

We account for our share option plans under APB Opinion No. 25, under which no compensation cost has been recognized. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the plans been determined consistent with Statement No. 123, our net earnings and net earnings per ADS would have been reduced to the following unaudited pro forma amounts:

($000 except per ADS data)                            2002                2001                 2000
                                                 --------------      --------------      ---------------
Net (loss) earnings
     As reported                                    $ 137,555         $ (220,560)           $ 10,334
     Pro forma                                        136,442           (226,099)             11,132
Basic (loss) income available to common
     shareholders per ADS
     As reported                                    $    1.95         $    (3.91)           $   0.10
     Pro forma                                           1.93              (4.00)               0.12
Diluted (loss) income available to common
     shareholders per ADS
     As reported                                    $    1.95         $    (3.91)           $   0.10
     Pro forma                                           1.93              (4.00)               0.11

The weighted average fair value of ordinary shares at grant date, in pence, as of March 31, 2002, 2001 and 2000 was 24.96, 17.48 and 126.88, respectively. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The following assumptions were used in determining the fair value of each option grant for each of the fiscal years ended March 31:

                                          2002                2001                 2000
                                     --------------      --------------      ---------------
Dividend yield                                0%                  0%                   0%
Expected volatility                      310.70%              234.0%               172.0%
Risk-free interest rate                    4.43%               4.82%                5.75%
Expected life                            5 years             5 years              5 years


The effects of applying Statement No. 123 in this pro forma disclosure are not indicative of future amounts.

13. Segment Reporting

Our reportable segments are Danka United States, Danka Europe and Danka International. Our reportable segments do not include the discontinued operations of DSI. Danka U.S., Danka Europe and Danka International provide office imaging solutions together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka International include Canada, Latin America and Australia. Danka Europe also provides office imaging equipment and supplies on a wholesale basis to independent dealers. We measure segment performance as earnings from operations, which is defined as earnings before interest expense and income taxes as shown on our consolidated statements of operations. The following tables present information about our segments.

                   Notes to Consolidated Financial Statements

                                                                                      Years ended March 31,
                                                                     ---------------------------------------------------
                                                                          2002                2001              2000
----------------------------------------------------------------     -------------       -------------      ------------
Revenues
Danka United States                                                  $     871,508       $   1,019,019      $  1,211,199
Danka Europe                                                               542,427             602,877           769,240
Danka International                                                        144,945             159,864           191,663
Other (1)                                                                    3,704              (8,518)           41,926
                                                                     -------------       -------------      ------------
Total Revenues                                                       $   1,555,176       $   1,773,242      $  2,214,028
                                                                     =============       =============      ============

Operating earnings (loss) from continuing operations
Danka United States                                                  $      17,201       $     (64,010)     $     74,964
Danka Europe                                                                11,391             (25,475)           31,724
Danka International                                                          4,959             (37,870)            4,436
Other (1)                                                                  (24,296)            (64,013)          (18,215)
                                                                     -------------       -------------      ------------
Total operating earnings (loss) from continuing operations           $       9,255       $    (191,368)     $     92,909
                                                                     =============       =============      ============

Assets
Danka United States                                                        334,067       $     429,612      $    639,887
Danka Europe                                                               437,284             518,562           613,847
Danka International                                                         78,131              91,358           147,012
Other (1)                                                                   76,205             243,411           266,950
                                                                     -------------       -------------      ------------
Total assets                                                         $     925,687       $   1,282,943      $  1,667,696
                                                                     =============       =============      ============

Capital expenditures
Danka United States                                                  $      32,721       $      32,761      $     59,173
Danka Europe                                                                11,900              24,671            28,847
Danka International                                                          5,236              10,069             9,810
Other (1)                                                                      720               1,380             3,265
                                                                     -------------       -------------      ------------
Total capital expenditures                                           $      50,577       $      68,881      $    101,095
                                                                     =============       =============      ============

Depreciation and amortization
Danka United States                                                  $      53,666       $      69,014      $     67,065
Danka Europe                                                                28,152              33,482            40,062
Danka International                                                          9,615              32,561            16,333
Other (1)                                                                      914               5,912             5,427
                                                                     -------------       -------------      ------------
Total depreciation and amortization                                  $      92,347       $     140,969      $    128,887
                                                                     =============       =============      ============



(1) Other includes the elimination of inter-segment revenues, corporate expenses, restructuring, foreign exchange gains/losses and assets of discontinued operations.

                   Notes to Consolidated Financial Statements

The following table indicates the relative amounts of our revenue for the three years ended March 31, 2002 and our long-lived assets at the respective year ends by geographic area:

                                                         Revenues                                   Long-lived assets (1)
                                   --------------------------------------------------   --------------------------------------------
                                      March-02         March-01          March-00         March-02        March-01       March-00
                                   ---------------  ---------------   ---------------   -------------  --------------  -------------
United States                       $    867,803     $  1,010,501      $  1,253,125       $ 174,259     $   199,265     $  324,478
Europe
  United Kingdom                         111,814          133,212           165,905          41,123          45,414         55,465
  Other                                  430,613          469,665           603,335         114,817         132,548        161,662
                                   ---------------  ---------------   ---------------   -------------  --------------  -------------
Total Europe                             542,427          602,877           769,240         155,940         177,962        217,127
Other Foreign Countries                  144,946          159,864           191,663          20,768          27,499         57,466
                                   ---------------  ---------------   ---------------   -------------  --------------  -------------
Total                               $  1,555,176     $  1,773,242      $  2,214,028       $ 350,967     $   404,726     $  599,071
                                   ===============  ===============   ===============   =============  ==============  =============


(1) Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and noncompete agreements, all of which are net of their related depreciation and amortization.

14. Commitments, Contingencies and Related Party Transactions

Leases: We are obligated under various noncancelable operating leases for our office facilities, office equipment and vehicles. Future noncancelable lease commitments as of March 31, 2002, are as follows:

                                                            (in 000's)
                                                           ------------
Year Ending March 31,
2003                                                        $ 58,274
2004                                                          36,883
2005                                                          25,931
2006                                                          12,427
2007                                                           9,263
Thereafter                                                    28,762

Rental expense for fiscal years ended March 31, 2002, 2001 and 2000 was approximately $70,385,000, $93,273,000 and $89,994,000, respectively.

Equipment Leasing Commitment: In October 2001 and in March 2002, we modified our agreement with General Electric Capital Corporation ("GE Capital") to provide a framework for ongoing customer lease financing through March 2006. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GE Capital. The minimum level of customer leases is equal to 63% of U.S. hardware sales. If we are unable to meet the targeted volume commitments, we are obligated to make penalty payments equal to 4.75% of the difference. For fiscal year 2003, the target is the lesser of $176.6 million or a target calculated based on revenues. For the years ended March 31, 2002 and 2001, we were obligated for penalty payments of approximately $0.2 million and $1.9 million, respectively, to GE Capital because we did not satisfy the minimum level requirements.

Facility Lease Commitments: Danka Holding Company ("DHC"), one of our subsidiaries, is party to a number of tax retention operating leases ("TROL") which expire on March 31, 2004. The TROL provides for DHC to lease certain real property in the United States. The TROL generally requires DHC to pay property taxes, maintenance, insurance, and certain other operating costs of the leased properties. DHC has given a residual guarantee in respect of the fair market value of the properties at the termination of the TROL. DHC is obligated to pay the difference between the maximum amount of the residual guarantee, which is equal to 87% of the total cost of the properties, and the fair market value of the properties at the termination of the leases. The residual guarantee has not been included in the table of future noncancelable lease commitments. DHC's maximum contingent liability under the TROL was approximately $24.5 million as of March 31, 2002. DHC has purchase renewal options over the leased properties at fair market value and has the right to exercise purchase options for the property at the end of the lease term. Alternatively, the properties can be sold to third parties. At March 31, 2002, the properties were being offered for sale. We currently have a $2.0 million reserve relating to DHC's expected liability under the residual guarantee. We recognized a $6.0 million and a $11.4 million charge in fiscal years 2002 and 2001, respectively, relating to DHC's expected liability under the residual guarantee. The TROL incorporates the covenants from our credit facility, including the financial covenants. We were in compliance with all of the applicable covenants at March 31, 2002.

                   Notes to Consolidated Financial Statements

Related Party Transactions: We remain contingently liable for the repayment of $318,000 of Industrial Revenue Bonds used to finance the construction of our corporate office in St. Petersburg, Florida. The obligation was assumed by a company controlled by Daniel M. Doyle, our former chief executive officer, when it acquired the corporate office building. We lease our corporate office and three other offices owned by companies in which Mr. Doyle has a significant interest. The leases expire at various dates, with the last lease expiring in December 2003.

Litigation: We are subject to legal proceedings and claims, which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect on our financial position, results of operations or liquidity.

The Internal Revenue Service has completed its audits of our federal income tax returns for the fiscal years ended March 31, 1995, 1996, 1997 and 1998. We have now resolved all outstanding issues with the Internal Revenue Service arising out of those examinations. We have agreed to certain adjustments with the Internal Revenue Service to the tax returns, primarily relating to the timing of deductions associated with leased equipment financing and costs associated with our acquisition of Kodak's office imaging division. This result did not have a material negative impact on our financial position, results of operations or liquidity due to the availability of losses that were carried back to the years affected by the adjustments

Fiscal authorities in the Netherlands are engaged in an audit of our Dutch operations. We do not believe that this audit, or any result thereof, will have a material impact on our financial position, results of operations or liquidity.

15. Financial Instruments

Fair Value of Financial Instruments: At March 31, 2002, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other notes payable approximated fair value due to the short-term maturities of these assets and liabilities. The estimated fair market value of our $16.0 million in principal amount of 6.75% convertible subordinated notes due 2002 at March 31, 2002 was approximately $16.0 million, based on maturity of the notes. There are no quoted market prices for our 6.50% senior convertible participating shares. The participating shares currently are convertible into ordinary shares at a current conversion price of $12.44 per ADS. Assuming all participating shares were converted to ADSs at March 31, 2002, the resulting shares would have a market value of $78.0 million at that date. There are no quoted market prices for the $47.6 million of zero coupon senior subordinated notes and the $64.5 million in 10% subordinated notes. Therefore, their market value at March 31, 2002 are assumed to be their par values. The estimated fair market value at March 31, 2002 of our credit agreement of our senior bank debt approximated the carrying amount of the debt.

Foreign Currency Hedging: Generally, we do not enter into forward and option contracts to manage our exposure to foreign currency fluctuations. Foreign exchange forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date. The fair value of foreign exchange forward contracts is estimated by obtaining quotes for futures contracts with similar terms, adjusted where necessary for maturity differences. We did not enter into any forward contracts or option contracts to buy or sell foreign currency for fiscal years 2002 and 2001.

Interest Rate Hedging: Under our credit agreement for our senior bank debt, we are required to enter into arrangements that provide protection from the volatility of variable interest rates for a portion of the outstanding principal balance on the credit agreement. To fulfill this obligation, we have utilized interest rate swap agreements to eliminate the impact of interest rate changes on certain variable rate principal balances outstanding under the credit agreement Pursuant to our credit agreement, we entered into a $80 million notional interest rate cap agreement with Bank of America. The interest rate cap will pay Danka the difference between the quarterly LIBOR and 3.99% for the period March 18, 2002 to March 18, 2003. There is no value associated with the interest rate hedge until the interest rate difference exceeds 3.99%.

Our financial instruments involve, to varying degrees, elements of exchange risk in excess of the amounts, which would be recognized in the consolidated balance sheet. Exposure to foreign currency contracts results from fluctuations in currency rates during the periods in which the contracts are outstanding. Additionally, these contracts contain an element of credit risk to the extent of nonperformance by the counterparties. We minimize such risk by limiting the counterparties to a group of major international banks, and do not expect to record any losses as a result of nonperformance by these counterparties.

                   Notes to Consolidated Financial Statements

16. Quarterly Financial Data (unaudited)

The following table presents selected quarterly financial data for the periods indicated:


                                                            06-30-01      09-30-01        12-31-01        03-31-02     Total Year
                                                         -------------  -------------   -------------  -------------  -------------
(in thousands), expect per ADS data

Fiscal 2002
Revenue                                                  $     401,668  $     381,310   $     400,554  $     371,643  $   1,555,176
Gross profit                                                   139,879        129,551         140,810        139,642        549,882
Income before income taxes                                     (16,360)        (6,382)          1,429         (5,966)       (27,275)
Income from continuing operations                              (13,156)        (1,876)            560          4,601         (9,868)
Discontinued operations, net of tax                            113,052         (1,291)         (2,901)        10,630        119,490
Extraordinary gain on early retirement of
debt, net of tax                                                26,762           (241)          1,415              -         27,933
Net earnings (loss)                                            126,658         (3,408)           (926)        15,231        137,555
Per ADS - diluted:
    Income from continuing operations                            (0.28)         (0.10)          (0.06)             -          (0.43)
    Discontinued operations                                       1.83          (0.02)          (0.04)          0.17           1.93
    Extraordinary gain                                            0.43              -            0.02              -           0.45
    Net earnings (loss)                                           1.98          (0.12)          (0.08)          0.17           1.95
    Stock prices (high/low) per ADS                      $1.25 - $0.63  $1.12 - $0.49   $1.13 - $0.50  $4.15 - $0.97  $4.15 - $0.97
-----------------------------------------------------------------------------------------------------------------------------------

Fiscal 2001

Revenue                                                  $     470,804  $     452,925   $     425,003  $     424,510  $   1,773,242
Gross profit                                                   172,397        118,810         142,259         80,391        513,857
  Income before income taxes                                    (9,582)       (81,970)        (55,104)      (124,189)      (270,844)
  Income from continuing operations                             (6,168)       (64,623)        (34,949)      (127,776)      (233,516)
  Discontinued operations, net of tax                            4,928          4,445           3,192            392         12,956
  Net earnings (loss)                                           (1,240)       (60,178)        (31,757)      (127,384)      (220,560)
  Per ADS - diluted:
    Income from continuing operations                            (0.17)         (1.15)          (0.63)         (2.13)         (4.13)
    Discontinued operations                                       0.08           0.07            0.05           0.01           0.22
    Net earnings (loss)                                          (0.09)         (1.08)          (0.58)         (2.12)         (3.91)
    Stock prices (high/low) per ADS                      $ 6.13 - $3.5  $4.13 - $1.41   $1.66 - $0.28  $1.00 - $0.31  $1.00 - $0.31
-----------------------------------------------------------------------------------------------------------------------------------

17. Supplemental Consolidating Financial Data for Subsidiary Guarantors

On June 29, 2001, we issued approximately $47.6 million in principal amount of zero coupon senior subordinated notes due April 1, 2004. The zero coupon senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by our 100% owned subsidiaries, Danka Holding Company and Danka Office Imaging company (collectively, the "Subsidiary Guarantors"). The Subsidiary Guarantors represent substantially all of our operations conducted in the United States of America.

The following supplemental consolidating financial data includes the combined Subsidiary Guarantors. Management believes separate complete financial statements of the respective Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restriction on the ability of investors or creditors to obtain access to its assets in the event of default on the guarantee other than subordination of the guarantee to our senior indebtedness. The zero coupon senior subordinated notes and the guarantees are subordinated to all our existing and future senior indebtedness. The indenture governing the zero coupon senior subordinated notes contains limitations on the amount of additional indebtedness, including senior indebtedness, that we may incur.

We account for investment in subsidiaries on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in Danka Business Systems PLC's ("Parent Company") investment in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                   Notes to Consolidated Financial Statements

               Supplemental Consolidating Statement of Operations
                        For the year ended March 31, 2002
                        ---------------------------------

                                                                                            Subsidiary
                                                            Parent        Subsidiary            Non-                    Consolidated
                                                         Company /(1)/  Guarantors /(2)/  Guarantors /(3)/ Eliminations    Total
                                                         ------------- ----------------- ----------------- ------------ ------------
Revenue:
Retail equipment sales                                     $       -     $ 304,546        $ 233,893        $        -     $ 538,439
Retail service, supplies and rentals                               -       560,745          377,045                 -       937,790
Wholesale                                                          -             -           78,947                 -        78,947
-------------------------------------------------------- ------------- ----------------- ----------------- ------------ ------------
Total revenue                                                      -       865,291          689,885                 -     1,555,176
-------------------------------------------------------- ------------- ----------------- ----------------- ------------ ------------

Costs and operating expenses
Cost of retail equipment sales                                     -       232,724          161,332                 -       394,056
Retail service, supplies and rental costs                          -       297,798          249,083                 -       546,881
Wholesale costs of revenue                                         -             -           64,357                 -        64,357
Selling, general and administrative expenses                   4,245       335,174          191,912                 -       531,331
Amortization of intangible assets                                  -         3,776            7,431                 -        11,207
Restructuring charges (credits)                                    -        (1,991)              (1)                -        (1,992)
Equity (income) loss                                        (106,570)            -                -           106,570             -
Other (income) expense                                         2,057             1           (1,945)              (32)           81
-------------------------------------------------------- ------------- ----------------- ----------------- ------------ ------------
Total costs and operating expenses                          (100,268)      867,482          672,169           106,538     1,545,921
-------------------------------------------------------- ------------- ----------------- ----------------- ------------ ------------
Operating earnings (loss) from continuing operations         100,268        (2,191)          17,716          (106,538)        9,255
Interest expense                                             (36,783)      (68,429)         (66,618)          129,532       (42,298)
Interest income                                               52,417         5,198           77,685          (129,532)        5,768
-------------------------------------------------------- ------------- ----------------- ----------------- ------------ ------------
Earnings (loss) from continuing operations before income
taxes                                                        115,902       (65,422)          28,783          (106,538)      (27,275)
Provision (benefit) for income taxes                           5,956       (41,753)          18,370                20       (17,407)
-------------------------------------------------------- ------------- ----------------- ----------------- ------------ ------------
Earnings (loss) from continuing operations before
extraordinary items                                          109,946       (23,669)          10,413          (106,558)       (9,868)
Discontinued operations, net of tax                             (324)       59,699           60,115                 -       119,490
Extraordinary gain early retirement of debt, net of tax       27,933             -                -                 -        27,933
-------------------------------------------------------- ------------- ----------------- ----------------- ------------ ------------
Net (loss) earnings                                        $ 137,555     $  36,030        $  70,528        $ (106,558)    $ 137,555
======================================================== ============= ================= ================= ============ ============

(1) Danka Business Systems PLC
(2) Danka Holding Company and Danka Office Imaging Company
(3) Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

                   Notes to Consolidated Financial Statements

               Supplemental Consolidating Statement of Operations
                       For the year ended March 31, 2001
                       ---------------------------------

                                                                                           Subsidiary
                                                            Parent         Subsidiary          Non-                   Consolidated
                                                          Company/(1)/   Guarantors /(2)/  Guarantors   Eliminations     Total
                                                                                               /(3)/
                                                          -------------  ----------------  -----------  ------------   ------------
Revenue:
Retail equipment sales                                    $        -      $  351,917       $ 262,190    $       -       $  614,107
Retail service, supplies and rentals                               -         648,613         413,394            -        1,062,007
Wholesale                                                          -               -          97,128            -           97,128
--------------------------------------------------------  -----------    ---------------- ------------  ------------  --------------
Total revenue                                                      -       1,000,530         772,712            -        1,773,242
--------------------------------------------------------  -----------    ---------------- ------------  ------------  --------------

Costs and operating expenses
Cost of retail equipment sales                                     -         319,911         198,385            -          518,296
Retail service, supplies and rental costs                          -         378,721         281,446            -          660,167
Wholesale costs of revenue                                         -               -          80,922            -           80,922
Selling, general and administrative expenses                   8,402         400,336         232,742            -          641,480
Amortization of intangible assets                                  -           4,405           8,437            -           12,842
Write-off of goodwill and other
  long-lived assets                                                -               -          25,577            -           25,577
Restructuring charges (credits)                                    -           4,661          11,044            -           15,705
Equity (income) loss                                         211,674               -               -     (211,674)               -
Other (income) expense                                        (5,585)           (330)         15,536            -            9,621
--------------------------------------------------------  -----------    ---------------- ------------  ------------  --------------
Total costs and operating expenses                           214,491       1,107,704         854,089     (211,674)       1,964,610
--------------------------------------------------------  -----------    ---------------- ------------  ------------  --------------
Operating earnings (loss) from continuing operations        (214,491)       (107,174)        (81,377)     211,674         (191,368)
Interest expense                                             (91,824)        (83,344)        (89,904)     182,424          (82,648)
Interest income                                               84,335           2,049          99,212     (182,424)           3,172
--------------------------------------------------------  -----------    ---------------- ------------  ------------  --------------
Earnings (loss) from continuing operations before income
taxes                                                       (221,980)       (188,469)        (72,069)     211,674         (270,844)
Provision (benefit) for income taxes                          (1,420)        (25,975)         (9,933)           -          (37,328)
--------------------------------------------------------  -----------    ---------------- ------------  ------------  --------------
Earnings (loss) from continuing operations before
extraordinary items                                         (220,560)       (162,494)        (62,136)     211,674         (233,516)
Discontinued operations, net of tax                                -          11,004           1,952            -           12,956
Extraordinary gain early retirement of debt, net of tax            -               -               -            -                -
--------------------------------------------------------  -----------    ---------------- ------------  ------------  --------------
Net (loss) earnings                                       $ (220,560)     $ (151,490)      $ (60,184)   $ 211,674       $ (220,560)
========================================================  ===========    ================ ============  ============= ==============

(1) Danka Business Systems PLC
(2) Danka Holding Company and Danka Office Imaging Company
(3) Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

                   Notes to Consolidated Financial Statements


               Supplemental Consolidating Statement of Operations
                        For the year ended March 31, 2000
                        ---------------------------------

                                                ------------------------------------------------------------------------------------
                                                                                    Subsidiary
                                                    Parent        Subsidiary            Non-                          Consolidated
                                                 Company/(1)/   Guarantors/(2)/   Guarantors/(3)/    Eliminations         Total
                                                -------------  ----------------  -----------------  ---------------  ---------------
Revenue:
Retail equipment sales                           $       -      $      421,842    $       320,242    $         -      $   742,084
Retail service, supplies and rentals                     -             824,764            541,711              -        1,366,475
Wholesale                                                -                 -              105,469              -          105,469
--------------------------------------------    -------------  ----------------  -----------------  ---------------  ---------------
Total revenue                                            -           1,246,606            967,422              -        2,214,028
--------------------------------------------    -------------  ----------------  -----------------  ---------------  ---------------

Costs and operating expenses
Cost of retail equipment sales                           -             303,345            220,648              -          523,993
Retail service, supplies and rental costs                -             450,667            342,625              -          793,292
Wholesale costs of revenue                               -                 -               86,815              -           86,815
Selling, general and administrative expenses           4,679           424,024            273,615              -          702,318
Amortization of intangible assets                        -               4,494              9,476              -           13,970
Restructuring charges (credits)                          -                 341             (4,489)             -           (4,148)
Equity (income) loss                                 (25,251)              -                  -             25,251            -
Other (income) expense                                   -                (108)             4,987              -            4,879
--------------------------------------------    -------------  ----------------  -----------------  ---------------  ---------------
Total costs and operating expenses                   (20,572)        1,182,763            933,677           25,251      2,121,119
--------------------------------------------    -------------  ----------------  -----------------  ---------------  ---------------
Operating earnings (loss) from continuing
operations                                            20,572            63,843             33,745          (25,251)        92,909
Interest expense                                     (90,350)          (91,128)          (104,214)         181,491       (104,201)
Interest income                                       83,402               160            101,887         (181,491)         3,958
Loss on sale of business                              (2,061)                                                              (2,061)
--------------------------------------------    -------------  ----------------  -----------------  ---------------  ---------------
Earnings (loss) from continuing operations
before income taxes                                   11,563           (27,125)            31,418          (25,251)        (9,395)
Provision (benefit) for income taxes                   1,229            (3,767)            (3,322)             -           (5,860)
--------------------------------------------    -------------  ----------------  -----------------  ---------------  ---------------
Earnings (loss) from continuing operations
before extraordinary items                            10,334           (23,358)            34,740          (25,251)        (3,535)
Discontinued operations, net of tax                      -               8,707              5,162              -           13,869
Extraordinary gain early retirement of debt,
net of tax                                               -                 -                  -                -              -
--------------------------------------------    -------------  ----------------  -----------------  ---------------  ---------------
Net (loss) earnings                              $    10,334    $      (14,651)   $        39,902    $     (25,251)   $    10,334
============================================    =============  ================  =================  ===============  ===============

(1) Danka Business Systems PLC
(2) Danka Holding Company and Danka Office Imaging Company
(3) Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

                   Notes to Consolidated Financial Statements

              Supplemental Consolidating Balance Sheet Information
                                 March 31, 2002
                                 --------------

                                                                                        Subsidiary
                                                         Parent        Subsidiary           Non-                       Consolidated
                                                      Company/(1)/   Guarantors/(2)/  Guarantors/(3)/   Eliminations       Total
                                                      ------------   ---------------  ---------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents                             $     8,420    $       10,453   $       40,597    $       -      $    59,470
Accounts receivable, net                                      -             143,685          148,665            -          292,350
Inventories                                                   -              46,584           84,015            -          130,599
Prepaid expenses, deferred income taxes and other
current assets                                              5,060            21,470            9,405            -           35,935
Assets of discontinued operations                             -                 -                -              -              -
-------------------------------------------------     ------------   ---------------  ---------------   ------------   -------------
Total current assets                                       13,480           222,192          282,682            -          518,354

Equipment on operating leases, net                            -              29,408           28,024            -           57,432
Property and equipment, net                                   -              49,250           11,299            -           60,549
Intangible assets, net                                        -              94,619          138,367            -          232,986
Investment in subsidiaries                                631,571             1,014                1       (632,586)           -
Other assets                                               13,183            41,192            1,991            -           56,366
-------------------------------------------------     ------------   ---------------  ---------------   ------------   -------------
Total assets                                          $   658,234    $      437,675   $      462,364    $  (632,586)   $    925,687
=================================================     ============   ===============  ===============   ============   =============

Liabilities and shareholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes
payable                                               $    31,988    $          161   $        4,144    $       -      $     36,293
Accounts payable                                            5,822            69,535           35,229            -           110,586
Accrued expenses and other current liabilities              6,149            70,497           75,630          4,044         156,320
Deferred revenue                                              -              19,951           22,392            -            42,343
Due to/(from) affiliate                                    59,591           134,180         (189,726)        (4,045)            -
Liabilities of discontinued operations                        -                 -                -              -               -
-------------------------------------------------     ------------   ---------------  ---------------   ------------   -------------
Total current liabilities                                 103,550           294,324          (52,331)            (1)        345,542

Due to/(from) affiliates - long-term                                        200,000         (200,000)           -               -
Long-term debt and notes payables, less current
maturities                                                266,114               817            1,230            -           268,161

Deferred income taxes and other long-term
liabilities                                                   -               7,621           15,794            -            23,415
-------------------------------------------------     ------------   ---------------  ---------------   ------------   -------------
Total liabilities                                         369,664           502,762         (235,307)            (1)        637,118
-------------------------------------------------     ------------   ---------------  ---------------   ------------   -------------

6.5% convertible participating shares                     240,520               -                -              -           240,520
-------------------------------------------------     ------------   ---------------  ---------------   ------------   -------------

Shareholders' equity (deficit):
Ordinary shares, 1.25 pence stated value                    5,139               258          608,999       (609,257)          5,139
Additional paid-in capital                                325,880           306,644          (96,703)      (209,941)        325,880
Retained earnings (accumulated deficit)                  (181,871)         (371,989)         449,170        (77,182)       (181,872)
Accumulated other comprehensive (loss) income            (101,098)              -           (263,795)       263,795        (101,098)
-------------------------------------------------     ------------   ---------------  ---------------   ------------   -------------
Total shareholders' equity (deficit)                       48,050           (65,087)         697,671       (632,585)         48,049
-------------------------------------------------     ------------   ---------------  ---------------   ------------   -------------
Total liabilities & shareholders' equity
(deficit)                                             $   658,234    $      437,675   $      462,364    $  (632,586)   $    925,687
=================================================     ============   ===============  ===============   ============   =============


(1) Danka Business Systems PLC
(2) Danka Holding Company and Danka Office Imaging Company
(3) Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

                   Notes to Consolidated Financial Statements


              Supplemental Consolidating Balance Sheet Information
                                 March 31, 2001
                                 --------------

                                                                                       Subsidiary
                                                        Parent       Subsidiary            Non-                       Consolidated
                                                     Company/(1)/   Guarantors/(2)/  Guarantors/(3)/   Eliminations      Total
                                                     ------------   ---------------  ---------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents                            $     5,471    $       27,723   $       35,891    $       -      $    69,085
Accounts receivable, net                                     -             171,429          174,969            -          346,398
Inventories                                                  -              88,287          111,236            -          199,523
Prepaid expenses, deferred income taxes and
other current assets                                       3,350            68,284            9,391            -           81,025
Assets of discontinued operations                            -              64,928           48,477            -          113,405
----------------------------------------------       ------------   ---------------  ---------------   ------------   ------------
Total current assets                                       8,821           420,651          379,964            -          809,436

Equipment on operating leases, net                           -              31,543           54,348            -           85,891
Property and equipment, net                                  -              66,757            7,907            -           74,664
Intangible assets, net                                       -              76,664          167,506            -          244,170
Investment in subsidiaries                               483,410             1,014              -         (484,424)           -
Other assets                                                  78            51,658           91,479        (74,433)        68,782
----------------------------------------------       ------------   ---------------  ---------------   ------------   ------------
Total assets                                         $   492,309    $      648,287   $      701,204    $  (558,857)   $ 1,282,943
==============================================       ============   ===============  ===============   ============   ============

Liabilities and shareholders' equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes
payable                                              $   464,967    $       44,199   $        8,281    $       -      $   517,447
Accounts payable                                             -              83,094           53,510            -          136,604
Accrued expenses and other current liabilities             8,793            68,061          105,606            -          182,460
Deferred revenue                                             -              19,810           15,159            -           34,969
Due to/(from) affiliates                                (339,522)          518,928         (179,406)           -              -
Liabilities of discontinued assets                           -              10,088           12,142            -           22,230
----------------------------------------------       ------------   ---------------  ---------------   ------------   ------------
Total current liabilities                                134,238           744,180           15,292            -          893,710
                                                                                                               -
Due to/(from) affiliates - long-term                         -             200,000         (200,000)           -              -
Convertible subordinated notes                           200,000                                -              -          200,000
Long-term debt and notes payables, less
current maturities                                           -                 780              951            -            1,731

Deferred income taxes and other long-term
liabilities                                                  -               4,445           48,043        (23,057)        29,431
----------------------------------------------       ------------   ---------------  ---------------   ------------   ------------
Total liabilities                                        334,238           949,405         (135,714)       (23,057)     1,124,872
----------------------------------------------       ------------   ---------------  ---------------   ------------   ------------

6.5% convertible participating shares                    223,713               -                -              -          223,713
----------------------------------------------       ------------   ---------------  ---------------   ------------   ------------

Shareholders' equity (deficit):
Ordinary shares, 1.25 pence stated value                   5,130               258          565,480       (565,738)         5,130
Additional paid-in capital                               325,399           106,644          103,297       (209,941)       325,399
Retained earnings (accumulated deficit)                 (302,619)         (408,020)         378,644         29,376       (302,619)
Accumulated other comprehensive (loss) income            (93,552)              -           (210,503)       210,503        (93,552)
----------------------------------------------       ------------   ---------------  ---------------   ------------   ------------
Total shareholders' equity (deficit)                     (65,642)         (301,118)         836,918       (535,800)       (65,642)
----------------------------------------------       ------------   ---------------  ---------------   ------------   ------------
Total liabilities & shareholders' equity
(deficit)                                            $   492,309    $      648,287   $      701,204    $  (558,857)   $ 1,282,943
==============================================       ============   ===============  ===============   ============   ============


(1) Danka Business Systems PLC
(2) Danka Holding Company and Danka Office Imaging Company
(3) Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

                   Notes to Consolidated Financial Statements

               Supplemental Consolidating Statement of Cash Flows
                        For the year ended March 31, 2002
                        ---------------------------------

                                                                                       Subsidiary
                                                         Parent       Subsidiary          Non-                     Consolidated
                                                      Company /(1)/ Guarantors /(2)/ Guarantors /(3)/ Eliminations    Total
                                                      ------------- ---------------- ---------------- ------------ -------------
 Net cash provided by (used in) operating activities   $   347,997   $     (119,338)  $      (73,093)   $       -   $   155,566

 Investing activities
 Capital expenditures                                            -          (33,441)         (17,136)           -       (50,577)
 Proceeds from sale of property and equipment                    -              411              517            -           928
 Proceeds from sale of business                                  -          179,099           94,895            -       273,994
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Net cash provided by (used in) investing activities             -          146,069           78,276            -       224,345
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------

 Financing activities
 Net (payment) borrowing of debt                          (319,267)         (44,001)          (3,858)           -      (367,126)
 Payment of debt issue costs                               (25,797)               -                -            -       (25,797)
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Net cash provided by (used in) financing activities      (345,064)         (44,001)          (3,858)           -      (392,923)
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Effect of exchange rates                                       16                -            3,381            -         3,397
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Net increase (decrease) in cash                             2,949          (17,270)           4,706            -        (9,615)

 Cash and cash equivalents, beginning of period              5,471           27,723           35,891            -        69,085
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Cash and cash equivalents, end of period              $     8,420   $       10,453   $       40,597    $       -   $    59,470
===================================================== ============= ================ ================ ============ =============


               Supplemental Consolidating Statement of Cash Flows
                        For the year ended March 31, 2001
                        ---------------------------------

                                                                                       Subsidiary
                                                         Parent        Subsidiary         Non-                     Consolidated
                                                      Company /(1)/ Guarantors /(2)/ Guarantors /(3)/ Eliminations      Total
                                                      ------------- ---------------- ---------------- ------------ -------------

 Net cash provided by (used in) operating activities   $    84,629   $       34,282   $        8,030    $       -   $   126,941

 Investing activities
 Capital expenditures                                            -          (38,813)         (30,068)           -       (68,881)
 Proceeds from sale of property and equipment                    -              164            5,944            -         6,108
 Proceeds from sale of business                                  -                -                -            -             -
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Net cash provided by (used in) investing activities             -          (38,649)         (24,124)           -       (62,773)
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------

 Financing activities
 Net (payment) borrowing of debt                           (81,722)             518           13,564            -       (67,640)
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Net cash provided by (used in) financing activities       (81,722)             518           13,564            -       (67,640)
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Effect of exchange rates                                     (195)               -            7,891            -         7,696
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Net increase (decrease) in cash                             2,712           (3,849)           5,361            -         4,224

 Cash and cash equivalents, beginning of period              2,759           31,572           30,530            -        64,861
----------------------------------------------------- ------------- ---------------- ---------------- ------------ -------------
 Cash and cash equivalents, end of period              $     5,471   $       27,723   $       35,891    $       -   $    69,085
===================================================== ============= ================ ================ ============ =============

(1) Danka Business Systems PLC
(2) Danka Holding Company and Danka Office Imaging Company
(3) Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

                    Notes to Consolidated Financial Statements

               Supplemental Consolidating Statement of Cash Flows
                        For the year ended March 31, 2000
                        ---------------------------------

                                                                                            Subsidiary
                                                             Parent        Subsidiary         Non-                      Consolidated
                                                         Company /(1)/   Guarantors /(2)/ Guarantors /(3)/ Eliminations     Total
                                                         -------------   ---------------- ---------------- ------------ ------------
Net cash provided by (used in) operating activities        (115,404)       247,185              22,339         -           154,120

Investing activities
Capital expenditures                                              -        (84,287)            (16,808)        -          (101,095)
Proceeds from sale of property and equipment                     31          3,016                 913         -             3,960
Proceeds from sale of Omnifax                                     -         45,000                   -         -            45,000
Other                                                             -              -                (912)        -              (912)
---------------------------------------------------      -------------   ---------------- ---------------- ------------ ------------
  Net cash provided by investing activities                      31        (36,271)            (16,807)        -           (53,047)
---------------------------------------------------

Financing activities
Net (payment) borrowing of debt                             (93,477)      (209,465)             (8,446)        -          (311,388)
Capital contributions from issuance of participating
shares                                                      205,223              -                   -         -           205,223
Proceeds from stock options exercised                            87              -                   -         -                87
----------------------------------------------------     -------------   ---------------- ---------------- ------------ ------------
Net cash provided by (used in) financing activities         111,833       (209,465)             (8,446)        -          (106,078)
---------------------------------------------------      -------------   ---------------- ---------------- ------------ -----------
Effect of exchange rates                                        (44)             -               3,815         -             3,771
---------------------------------------------------      -------------   ---------------- ---------------- ------------ ------------
Net increase (decrease) in cash                              (3,584)         1,449                 901         -            (1,234)
Cash and cash equivalents, beginning of period                6,343         30,123              29,629         -            66,095
---------------------------------------------------      -------------   ---------------- ---------------- ------------ ------------
Cash and cash equivalents, end of period                      2,759         31,572              30,530         -            64,861
====================================================     =============   ================ ================ ============ ============

(1) Danka Business Systems PLC
(2) Danka Holding Company and Danka Office Imaging Company
(3) Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

                          INDEPENDENT AUDITORS' REPORT

To the Members of Danka Business Systems PLC:

We have audited the consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Danka Business Systems PLC and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG Audit Plc
Chartered Accountants
Registered Auditor London,
England

June 17, 2002