Form 10-Q
period 2002-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2002-08-13
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-20828

DANKA BUSINESS SYSTEMS PLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND & WALES (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	98-0052869 (I.R.S. EMPLOYER IDENTIFICATION NO.)

11201 DANKA CIRCLE NORTH ST. PETERSBURG, FLORIDA 33716	AND	MASTERS HOUSE 107 HAMMERSMITH ROAD LONDON, ENGLAND W14 0QH

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(727) 576-6003 in the United States
011-44-207-603-1515 in the United Kingdom

NOT APPLICABLE
(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

The registrant had 248,113,094 Ordinary Shares outstanding as of August 1, 2002

SIGNATURE	32

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management’s plans or objectives, forecasts of market trends and other matters, are forward looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management are intended to identify forward looking statements. No assurance can be given that the results in any forward looking statement will be achieved. For the forward looking statements, we claim the protection of the safe harbor for forward looking statements provided for in the Private Securities Litigation Reform Act of 1995. Such stat ements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to, the following (some of which are explained in greater detail below): (i) any material adverse change in financial markets or in our own position, (ii) any inability to achieve or maintain cost savings, (iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by our competitors, (iv) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negati ve impact from the loss of any of our key upper management personnel, (vi) fluctuations in foreign currencies and (vii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. We undertake no obligation, and do not intend, to update these forward looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

RISK FACTORS

Profitability - We generated earnings from continuing operations of $15.0 million and generated net earnings of $5.8 million during the first quarter of fiscal year 2003, which fiscal year will end March 31, 2003. We incurred a loss from continuing operations of $1.2 million and net earnings of $126.7 million during the first quarter of fiscal year 2002, which fiscal year ended March 31, 2002. This included income from discontinued operations of $113.1 million from the sale of Danka Service International (“DSI”) and an extraordinary gain on the early retirement of debt of $26.8 million. If we incur losses in the future, it could limit our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due. We believe that our results for the first quarter of fiscal year 2003 and for fiscal year 2002 were impacted in large part by competitive pressures, the transition in our industry from analog to digital products, our decision to substantially exit the analog business, our efforts to position ourselves as a preeminent provider of digital equipment, services and solutions, certain under-performing business units and our efforts to develop and grow areas of our business that do not rely on the sale and servicing of office imaging equipment.

Competition - Our industry is highly competitive. We have competitors in all markets in which we operate and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support, and leasing and rental financing. In addition, our suppliers continue to establish themselves as direct competitors in many of the areas in which we do business. Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of the development of document management processing, retention and digital printing technologies. We may not be able to keep, and we may even lose our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices that we can obtain f or our products and may affect our ability to retain customers, both of which could negatively affect our operating results.

Technological Changes - The office imaging industry continues to change from analog to digital photocopiers. Most of our digital products replace or compete with our analog products. Digital photocopiers are more efficient than analog photocopiers, meaning that our customers require fewer of them to provide the same level of output. Digital photocopiers are increasingly more reliable than analog photocopiers and require less maintenance. This has contributed, in part, to a decline in our service contract revenue, which has traditionally formed a significant portion of our revenues. In addition, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete. Development of technologies in our industry, including digital and color products, may impair our future operating performance and our ability to compete. For example, we may not be able to procure or gain access to products and bring them to the marketplace, or to make the investments necessary for us to maintain a technologically competitive workforce. We launched three major initiatives in fiscal year 2002, which are designed to address the impact of these technological changes on our service revenue: our Danka @ the Desktop initiative, which is intended to improve print management processes, increase productivity, and lower overall document production costs; our multi-vendor services initiative, which is intended to leverage our existing Technical Services group and expand the types of technical services and maintenance that we provide for our customers to include other types of digitally connected devices and equipment installed by other vendors: and our professional services group. The success of these initiatives may not be achieved if they are not accepted by our customers, do not generate additional revenue, or we are unable to provide the software, hardware, solutions or services necessary to successfully implement these initiatives.

Vendor Relationships - We have relationships with Canon, Ricoh, Toshiba, Heidelberg/Nexpress, and Konica. These companies manufacture equipment, parts, supplies and software for resale by us in all of our markets. We also rely on our equipment suppliers for related parts and supplies. An inability to obtain parts or supplies from our major vendors, or the loss of any major vendor, may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. There is no guarantee that these vendors or any of our other vendors will continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by the vendors resulting from economic conditions, may impair our vendors’ ability to provide products on a timely manner or at competitive prices.

Indebtedness - We have significant outstanding indebtedness. At June 30, 2002 we had consolidated bank and long-term indebtedness, including current maturities of long-term debt, of approximately $258.1 million. As of June 30, 2002, we owed $140.5 million under our credit facility. The facility requires repayment of principal in installments of $16.0 million in fiscal year 2003 ($4 million at the end of each quarter), and $128.5 million in fiscal year 2004 ($8 million at the end of each of the first three quarters, with payment due in full on March 31, 2004). We also are required to make additional repayments of our indebtedness under the credit facility in amounts equal to 50% of our excess cash flow (as defined in the credit facility) for each of our fiscal years. In addition, we have $47.6 million in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64.5 million in principal amount of 10% subordinated notes due April 1, 2008.

Our significant level of indebtedness will require us to dedicate a substantial portion of our operating cash flows to payments of interest and principal. The payment obligations and covenants under our indebtedness may also limit our liquidity and our ability to make investments that are necessary for us to keep pace with the technological and other changes currently affecting our industry. The majority of our borrowings bear interest at a variable rate. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness.

Bank and Other Covenants - Our credit facility imposes significant operating restrictions on us, because it contains financial and non- financial covenants, which restrict our business operations. If we were to fail to comply with the financial covenants and did not obtain a waiver or amendment from our senior bank lenders, we would be in default under the credit facility and lenders owning a majority of our senior bank debt would be permitted to demand immediate repayment. If we were to fail to repay our senior bank debt when it becomes due, our lenders could proceed against certain of our and our subsidiaries’ assets and capital stock which we have pledged to them as security for the repayment of our senior bank debt. In addition, we lease a number of properties under tax retention operating leases. The tax retention operating leases incorporate the financial covenants included in the credit facility. If we were to breach the financial covenants or other restrictions in the tax retention operating leases, then the banks that have financed the properties leased under those leases may terminate the leases. In that case, we may be required to purchase the properties that are subject to the tax retention operating leases or they may be sold to third parties. In addition, we may be required to make payments to the banks under guarantees that we have given regarding the value of the properties. Our maximum contingent liability under the tax retention operating leases is approximately $24.4 million as of June 30, 2002.

Third Party Financing Arrangements - We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our United States customers to purchase equipment from us. Although we have other financing arrangements, GECC finances a significant part of our business. If we were to breach the covenants or other restrictions in our agreement with GECC, then GECC may refuse to provide financing to our customers. If GECC were to fail to provide financing to our customers, those customers may be unable to purchase equipment from us if we were unable to provide alternative financing arrangements on similar terms. If we were unable to provide financing, we may lose sales, which could negatively affect our operating results. If we fail to provide a minimum level of customer leases under the agreement, we are required to pay penalty payments to GECC.

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

Restructuring Plan - In December 2000, we announced that we would be eliminating approximately 1,200 positions, or approximately 8% of our worldwide workforce, and that we would be closing and consolidating several of our facilities in order to lower our costs to meet our current revenue and margin expectations. We modified our restructuring plan during fiscal year 2002 and implemented a new restructuring plan for fiscal year 2002. If we do not implement our restructuring plans within our projected time frames, our ability to achieve our anticipated savings and lower costs may be harmed, which may reduce our profitability. We anticipate that the workforce reductions will be substantially completed by September 30, 2002 and that the remaining lease obligations related to the facility closures will be substantially completed by March 2003.

Information System - If we fail to successfully implement our program to enhance and unify our United States management information system, it may become increasingly difficult for us to obtain the information that we need to manage our business, price our products, invoice and collect from our customers, process and pay our creditors on a timely basis and without additional expense or perform billing, collections and other functions related to our legacy systems. We currently operate a number of different management information systems in the United States, our biggest market. These systems are disparate and require improvement and updating. We have encountered some difficulties with coordinating these systems which in some cases has impaired our ability to manage and access customer and contract data in an accurate and timely manner. We are in the process of implementing an approximately $20 million program to enhance and unify our United States management information systems. We anticipate that the program will be completed during the third quarter of fiscal year 2003. The success of our program depends on our ability to develop a system which adequately fulfills our management information needs and we may be negatively impacted if we fail to do so. Our ability to timely access accurate data will be a critical element in fulfilling our management information needs and we may be negatively impacted if we cannot do so.

Currency Fluctuations - As a multinational company, changes in currency exchange rates affect our revenues, cost of sales and operating expenses. In addition, fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect the results of our non-United States operations when reported in United States dollars in our U.S. financial statements, and the value of the net assets of our non-United States operations when reported in United States dollars in our U.S. financial statements. Approximately 45.8% of our revenue were generated outside the United States during the first quarter of fiscal year 2003, with the majority of this revenue generated in countries that have adopted the euro as their currency and the United Kingdom. During the first quarter of fiscal year 2003, the euro strengthened approximately 4.8% against the United States dollar and the United Kingdom pound strengthened approximately 2.6% against the United States dollar. We pay for some high-volume copiers, parts and supplies in euro countries in United States dollars, but we generally invoice our customers in euro countries in euro. If the euro weakens against the United States dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euro but we pay our suppliers in United States dollars. In addition, our results of operations and financial condition have been, and may continue to be, negatively impacted by the effect of currency fluctuations on the translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the United States dollar for inclusion in our U.S financial statements. We generally do not hedge our exposure to changes in foreign currency.

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

As of the date of filing of this Form 10-Q, we have insufficient, accumulated realized profits to pay dividends on our ordinary shares. In addition, our credit facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent. We may also only pay dividends on our ordinary shares if we have paid the dividends due on our 6.50% senior convertible participating shares.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Danka Business Systems PLC
Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001
(In thousands, except per American Depositary Share (“ADS”) amounts)
(Unaudited)

	For the Three Months Ended

	June 30, 2002	June 30, 2001

Revenue:
Retail equipment sales	$110,082	$133,086
Retail service, supplies and rentals	216,242	247,528
Wholesale	20,737	21,054

Total revenue	347,061	401,668

Costs and operating expenses:
Cost of retail equipment sales	71,165	101,668
Retail service, supplies and rental costs	124,954	142,864
Wholesale costs of revenue	16,942	17,265
Selling, general and administrative expenses	119,529	135,690
Amortization of intangible assets	85	2,669
Other (income) expense	(616)	2,702

Total costs and operating expenses	332,059	402,858

Operating earnings (loss) from continuing operations	15,002	(1,190)
Interest expense	(7,423)	(15,871)
Interest income	300	701

Earnings (loss) from continuing operations before income taxes	7,879	(16,360)
provision (benefit) for income taxes	2,127	(3,204)

Earnings (loss) from continuing operations before extraordinary items	5,752	(13,156)
Discontinued operations, net of tax	—	113,052
Extraordinary gain on early retirement of debt, net of tax	—	26,762

Net earnings	$5,752	$126,658

Basic (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS, continuing operations	$0.02	$(0.28)
Net earnings per ADS, discontinued operations	—	1.83
Net earnings per ADS, extraordinary item	—	0.43

Net earnings per ADS	$0.02	$1.98

Weighted average ADSs	62,021	61,893
Diluted (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS, continuing operations	$0.02	$(0.28)
Net earnings per ADS, discontinued operations	—	1.83
Net earnings per ADS, extraordinary item	—	0.43

Net earnings per ADS	$0.02	$1.98

Weighted average ADSs	64,207	61,893

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002
(In Thousands)
(Unaudited)

	June 30, 2002	March 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$37,459	$59,470
Accounts receivable, net	275,393	292,350
Inventories	128,451	130,599
Prepaid expenses deferred income taxes and other current assets	43,442	35,935

Total current assets	484,745	518,354
Equipment on operating leases, net	53,121	57,432
Property and equipment, net	59,752	60,549
Goodwill, net	245,310	231,908
Noncompete agreements, net	993	1,078
Deferred income taxes and other assets	54,621	56,366

Total assets	$898,542	$925,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and notes payable	$23,825	$36,293
Accounts payable	102,730	110,586
Accrued expenses and other current liabilities	102,370	109,219
Taxes payable	50,712	47,101
Deferred revenue	41,485	42,343

Total current liabilities	321,122	345,542
Long-term debt and notes payable, less current maturities	234,272	268,161
Deferred income taxes and other long-term liabilities	25,945	23,415

Total liabilities	581,339	637,118

6.5% convertible participating shares	244,886	240,520

Shareholders’ equity:
Ordinary shares, 1.25 pence stated value	5,139	5,139
Additional paid-in capital	325,880	325,880
Retained earnings (accumulated deficit)	(180,484)	(181,872)
Accumulated other comprehensive (loss) income	(78,218)	(101,098)

Total shareholders’ equity	72,317	48,049

Total liabilities & shareholders’ equity	$898,542	$925,687

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001
(In Thousands)
(Unaudited)

	June 30, 2002	June 30, 2001

Operating activities:
Net earnings (loss)	$5,752	$126,658
Adjustments to reconcile net earnings (loss) to net cash provided:
Extraordinary gain on debt retirement	—	(26,762)
Net earnings and gain from sale of discontinued operations	—	(113,052)
Depreciation and amortization	14,542	22,600
Deferred income taxes	(1,116)	6,640
Amortization of debt issuance costs	1,722	269
Loss on sale of property and equipment and equipment on operating leases	1,759	2,051
Proceeds from sale of equipment on operating leases	702	1,590
Changes in net assets and liabilities:
Accounts receivable	16,957	23,788
Inventories	2,148	3,107
Prepaid expenses and other current assets	(3,921)	4,452
Other non-current assets	5,124	(35,099)
Accounts payable	(7,856)	(5,827)
Accrued expenses and other current liabilities	(3,236)	17,259
Deferred revenue	(858)	5,266
Other long-term liabilities	2,530	(296)

Net cash provided by operating activities	34,249	32,644

Investing activities:
Capital expenditures	(8,607)	(13,368)
Proceeds from the sale of property and equipment	31	37
Net proceeds from the sale of business	—	273,994

Net cash provided by (used in) investing activities	(8,576)	260,663

Financing activities:
Net payments under line of credit agreements	(29,949)	(288,048)
Principal payments of debt	(16,698)	(7,358)
Payment of debt issue costs	(4,072)	(17,161)

Net cash used in financing activities	(50,719)	(312,567)

Effect of exchange rates	3,035	1,601

Net decrease in cash	(22,011)	(17,659)
Cash and cash equivalents beginning of period	59,470	69,085

Cash and cash equivalents, end of period	$37,459	$51,426

See accompanying notes to the consolidated financial statement

Danka Business Systems PLC
Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Losses for the three months ended June 30, 2002 and 2001
(In Thousands)
(Unaudited)

	Number of Ordinary Shares (4 Ordinary Shares Equal 1 ADS)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre -hensive (Loss) Income	Total

Balances at March 31, 2002	248,085	$5,139	$325,880	$(181,872)	$(101,098)	$48,049
Net earnings	—	—	—	5,752	—	5,752
Currency translation adjustment	—	—	—	—	22,880	22,880

comprehensive income						28,632
Dividends and accretion on participating shares	—	—	—	(4,364)	—	(4,364)

Balances at June 30, 2002	248,085	$5,139	$325,880	$(180,484)	$(78,218)	$72,317

Balances at March 31, 2001	247,571	$5,130	$325,399	$(302,619)	$(93,552)	$(65,642)
Net earnings	—	—	—	126,658	—	126,658
Currency translation adjustment	—	—	—	—	(6,593)	(6,593)

comprehensive income						120,065
Dividends and accretion on participating shares	—	—	—	(4,114)	—	(4,114)

Balances at June 30, 2001	247,571	$5,130	$325,399	$(180,075)	$(100,145)	$50,309

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.     Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three months ended June 30, 2002 and 2001, the consolidated statements of cash flows for the three months ended June 30, 2002 and 2001, and the consolidated statement of shareholders’ equity (deficit) and other accumulated comprehensive losses for the three months ended June 30, 2002 and 2001, are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report contained in Form 10-K for the yea r ended March 31, 2002. Certain prior year amounts have been reclassified to conform to current year presentations.

The financial statements contained herein for the three months ended June 30, 2002 and June 30, 2001 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2002 will be delivered to the Registrar of Companies for England and Wales following our 2002 annual general meeting. The auditor’s report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Note 2.     Accounting Change

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. We adopted SFAS 142 effective April 1, 2002. During the first quarter of the fiscal year ending March 31, 2003, we finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets under the requirements of SFAS 142. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary.

The following table reflects our unaudited pro forma results of operations giving effect to SFAS 142 as if it were adopted on April 1, 2001 (in thousands, except per share amounts):

	For the Three Months Ended

	June 30, 2002	June 30, 2001

Reported net earnings	$5,752	$126,658
Add-back goodwill amortization, net of taxes	—	2,169

Adjusted net earnings	$5,752	$128,827

Basic (loss) earnings available to common shareholders per ADS:
Reported net earnings per ADS	$0.02	$1.98
Add-back goodwill amortization, net of taxes	—	0.04

Adjusted net earnings per ADS	$0.02	$2.02

Weighted average ADSs	62,021	61,893
Diluted (loss) earnings available to common shareholders per ADS:
Reported net earnings per ADS	$0.02	$1.98
Add-back goodwill amortization, net of taxes	—	0.04

Adjusted net earnings per ADS	$0.02	$2.02

Weighted average ADSs	64,207	61,893

As of June 30, 2002, goodwill amounted to $245.3 million. Changes to goodwill for the first quarter ended June 30, 2002 resulted from fluctuations in foreign currency exchange rates. Non-compete agreements, net amounted to $1.0 million, which included $2.8 million of accumulated amortization.

Aggregate amortization expense for the first quarter of fiscal 2003 amounted to $0.1 million. Estimated amortization expense for the current and succeeding five fiscal years is $0.3 million per year.

Goodwill by operating segment as of June 30, 2002 (in thousands):

Goodwill

United States	$72,735
Europe	165,043
International	7,532

Total	$245,310

Note 3.     New Accounting Pronouncements

Other New Accounting Standards

SFAS No. 143, “Accounting for Asset Retirement Obligations”, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect a material impact from this statement on our financial position and results of operations.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The impact of adoption of this statement on our financial position and results of operations were not material.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. As a result, the gains or losses from debt extinguishments are no longer classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. We will adopt the provisions of Statement 145 for the first quarter of our fiscal year 2004. Upon adoption, prior year’s gains from debt extinguishment will be reclassified to continuing operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

4. Restructuring and Other Special Charges

Fiscal 2002 Charge:

The hiring of a new Chief Executive Officer in March of 2001 was the first in a series of changes to our senior management team. Upon the completion of the financial restructuring plan at the end of the first quarter of fiscal year 2002, we made additional significant changes to our senior management team including the hiring of new Chief Operating Officers for Danka Europe, Danka International and Danka U.S. Our new management team reviewed the existing restructuring plan and, as a result of changing business conditions in the U.S. and Europe and revisions to our business strategies, we modified our 2001 restructuring plan in the second, third and fourth quarters of fiscal year 2002 and implemented a new restructuring plan for fiscal year 2002. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions and evaluations, we reversed $13.0 million of fiscal year 2001 severance and facility restructuring reserv es in fiscal year 2002 while recording a pre-tax restructuring charge of $11.0 million during fiscal year 2002.

During fiscal year 2002, we incurred restructuring charges that included $4.9 million related to severance for 355 employees in the U.S., Canada and Europe. We expect substantially all of these reductions to be completed by September 30, 2002. Cash outlays for the reductions during the first quarter of fiscal year 2003 totaled $0.4 million. The restructuring charges also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Cash outlays for the facilities during the first quarter of fiscal 2003 totaled $1.0 million. The following table summarizes the fiscal year 2002 restructuring charges:

2002 Restructuring Charge:

(in 000’s)	Fiscal 2002 Expense	Reserves at March 31, 2002	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2002

Severance	$4,967	$1,210	$(382)	—	$828
Future lease obligations on facility closures	6,074	3,426	(987)	—	2,439

Total	$11,041	$4,636	$(1,369)	—	$3,267

Fiscal 2001 Charge:

Our fiscal 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,200 positions worldwide. However, as a result of the changes in senior management and higher than anticipated employee attrition discussed above, we determined that $10.1 million of the original severance reserve would not be required. Cash outlays related to these reductions during the first quarter of fiscal year 2003 totaled $0.1 million for the termination of employees. We expect cash outlays for the workforce reductions to be completed by September 30, 2002.

The fiscal year 2001 restructuring charge also included $5.7 million for future lease obligations on facility closures and exit costs. We identified 50 facilities to be closed and/or consolidated with other Danka facilities. In the fourth quarter of fiscal year 2001 we determined that 10 of the facilities previously identified for closure would remain open because of changes in our business plan and accordingly reversed $1.4 million of reserves. As a result of the changes in senior management, we determined during fiscal year 2002 that an additional $3.0 million of facility reserves would not be required. Cash outlays for facilities during the first quarter of fiscal year 2003 totaled $0.1 million. We expect the remaining lease obligations related to these facility closures to be substantially completed by March 31, 2003. The fiscal year 2001 restructuring charge also included the reversal of unutilized prior year accruals of $10.4 million.

The following table summarizes the fiscal 2001 restructuring charge:

2001 Restructuring Charge:

(in 000’s)	Fiscal 2001 Expense	Reserves at March 31, 2002	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2002

Severance	$21,766	$414	$(25)	—	$389
Future lease obligations on facility closures and other exit costs	4,295	475	(69)	—	406

Total	$26,061	$889	$(94)	—	$795

Fiscal 1999: We recorded certain restructuring and other non-cash special charges during the third and fourth quarters of the fiscal year ended March 31, 1999. The restructuring charge included $19.8 million related to severance, representing the reduction of approximately 1,400 positions worldwide and the elimination of excess facilities. Special charges included the write-off of goodwill and other long-lived assets, as well as the write-down of assets, which were impacted as a result of the termination of certain agreements between Kodak and us. Fiscal year 1999 restructuring charges of $40.8 million included the reversal of unutilized prior year accruals of $1.9 million. The following table summarizes the restructuring and other special pre-tax charges:

1999 Restructuring Charge:

(in 000’s)	Fiscal 1999 Expense	Reserves at March 31, 2002	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2002

Future lease obligations on facility closures and other exit costs	$19,820	$425	—	—	$425
Severance	19,790	—	—	—	—
Write-off of leasehold improvements on facility closures	3,084	—	—	—	—

Total	$42,694	$425	—	—	$425

Note 5.     Discontinued Operations

On June 29, 2001, we completed the sale of Danka Services International (“DSI”) to Pitney Bowes Inc. for $290 million in cash, pursuant to an asset purchase agreement dated April 9, 2001. DSI was our facilities management and outsourcing business. Our shareholders approved the sale at an extraordinary general meeting on June 29, 2001. We also entered into agreements to provide services and supplies to Pitney Bowes, Inc. on a worldwide basis for an initial term of two years.

An escrow account of $5 million of the DSI purchase price was set-aside at closing. The purchase price was subject to an adjustment depending on the value of DSI’s net assets as of the closing of the sale, which was estimated at $82.4 million. As of June 30, 2002, the value of DSI’s net assets as of the closing of the sale were determined to be $77.9 million. As such, subsequently, the consideration was adjusted downward by $4.5 million, which amount has been released from the escrow account to Pitney Bowes, Inc. while the remaining $0.5 million has been released to us.

The sale of DSI resulted in a gain in the first quarter of fiscal year 2002 of $108.9 million after income taxes of $73.8 million. A summary of the operating results of discontinued operations are as follows:

(in 000’s)	For the three months ended June 30, 2001

Revenue	$74,234
Earnings before income taxes	$6,664
Provision for income taxes	2,474

Net earnings from discontinued operations	4,190
Gain from sale of discontinued operations after income taxes of $73.8 million	108,862

Discontinued operations, net of tax	$113,052

Note 6.     Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS computations for the three months ended June 30, 2002 and 2001:

	For the three months ended June 30, 2002			For the three months ended June 30, 2001

(In 000’s except per share amounts)	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount

Basic loss available to common shareholders per ADS:
Earnings (loss) from continuing Operations	$5,752			$(13,156)
Dividends and accretion on Participating shares	(4,393)			(4,137)

Earnings/(loss)	1,359	62,021	$0.02	(17,293)	61,893	$(0.28)

Effect of dilutive securities:
Stock options	—	2,186		—	—

Diluted earnings/(loss) available to common shareholders per ADS:
Earnings/(loss)	$1,359	64,207	$0.02	$(17,293)	61,893	$(0.28)

The effect of our 6.5% convertible participating shares are not included in the computation of diluted earnings per share for the three months ended June 30, 2002 and 2001 and the effect of our 6.75% convertible subordinated notes are not included in the computation of diluted earnings per share for the three months ended June 30, 2001 because they are not dilutive.

Note 7.     Segment Reporting

Our reportable segments are Danka United States, Danka Europe and Danka International. Our reportable segments do not include the discontinued operations of DSI. Danka United States, Danka Europe and Danka International provide office imaging solutions together with related parts, supplies and services on a direct basis to retail customers. The geographical areas covered by Danka International include Canada, Latin America and Australia. Danka Europe also provides office imaging equipment and supplies on a wholesale basis to independent dealers. We measure segment performance as earnings from operations, which is defined as earnings before interest expense and income taxes as shown on our consolidated statements of operations. The following tables present information about our segments.

Three Months Ended June 30	Danka United States $000	Danka Europe $000	Danka International $000	Other $000	Total $000

2002
Total revenue	$188,039	$126,688	$32,334	$—	$347,061
Operating earnings (loss) from continuing operations	12,304	7,252	(1,815)	(2,739)	15,002
Interest expense					(7,423)
Provision (benefit) for income taxes					2,127
Earnings (loss) from continuing operations before extraordinary items					5,752
2001
Total revenue	$227,792	$139,728	$39,200	$(5,052)	$401,668
Operating earnings (loss) from continuing operations	5,205	3,547	149	(10,091)	(1,190)
Interest expense					(15,871)
Provision (benefit) for income taxes					(3,204)
Earnings (loss) from continuing operations before extraordinary items					(13,156)

Note 8.     Debt

Debt consisted of the following at June 30, 2002 and March 31, 2002:

(in 000’s)	June 30, 2002	March 31, 2002

Credit facility (limited to $228.5 million) interest at LIBOR plus an applicable margin (7.1% average interest rate for 2003)due March 2004 – see below	$140,474	$170,000
10% subordinated notes due April 2008	64,520	64,520
Zero coupon senior subordinated notes due April 2004	47,593	47,593
6.75% convertible subordinated notes – see below	—	15,988
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	5,510	6,353

Total long-term debt and notes payable	258,097	304,454
Less current maturities of long-term debt and notes payable	23,825	36,293

Long-term debt and notes payable, less current maturities	$234,272	$268,161

We have $47,593,000 in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64,520,000 in principal amount of 10% subordinated notes due April 1, 2008. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both our 100% owned U.S. subsidiaries.

We entered into an amended and restated credit facility on June 14, 2002 with our existing senior bank lenders to provide us with financing through March 31, 2004. The facility consists of a $70 million revolver commitment, a $128.5 million term loan and a $30 million letter of credit commitment. The term loan component of the facility requires principal installments aggregating $16.0 million in fiscal year 2003 and $24.0 million in fiscal year 2004, with payment due in full on March 31, 2004. The interest rate on the revolver and term loan components of the facility at June 30, 2002 are at LIBOR plus 4.75%. The LIBOR margin increased by 0.5% on June 29, 2002 and will increase quarterly thereafter. During the first quarter of fiscal year 2003, we repaid $29.5 million, net of principal under the facility. The LIBOR margin will decrease by 0.5% for every $25.0 million permanent reduction in the total commitment. However, the LIBOR margin cannot be reduced below 4.25%.

On March 18, 2002, we entered into an interest rate cap agreement with Bank of America. The interest rate cap will pay us the difference between the quarterly LIBOR and 3.99% on a notional amount of $80 million for the period March 18, 2002 to March 18, 2003. If we were to have settled the commitment related to our interest rate swap on June 30, 2002, the amount due to us would have been de minimis.

Our indebtedness under the credit facility is secured by substantially all of our assets in the United States, Canada, United Kingdom, Netherlands, and Germany. The credit facility contains negative and affirmative covenants which place restrictions on us regarding, among other things, the disposition of assets, capital expenditures, additional indebtedness and permitted liens, and prohibit the payment of dividends (other than payment-in-kind dividends on our participating shares). The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA, a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of capital expenditures, each as defined in the credit facility. We were in compliance with all of the applicable covenants at June 30, 2002.

We incurred $11.2 million in bank fees and $6.6 million in third party fees in the prior year relating to the amended and restated facility. These fees are being amortized over the term of the facility. We are also required to pay our banks a fee equal to 1.0% of the total commitments on June 29, 2002 (which was $2.3 million) and a fee equal to 4.0% of the total commitment is due on June 29, 2003.

On June 20, 2002, we paid a $4.1 million fee to our senior bank lenders for an option to extend our credit facility for an additional two years, through March 31, 2006. The option can be exercised through an additional fee payment of $2.8 million on or before September 30, 2002. If we exercise the option, interest rates and fees under the senior credit agreement would be modified upwards.

Note 9.     Supplemental Consolidating Financial Data for Subsidiary Guarantors

On June 29, 2001, we completed an exchange offer for 92% of our 6.75% convertible subordinated notes due April 1, 2002. We issued new zero coupon senior subordinated notes due April 1, 2004 as partial consideration. The new zero coupon senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by our 100% owned subsidiaries, Danka Holding Company and Danka Office Imaging Company (collectively, the “Subsidiary Guarantors”). The Subsidiary Guarantors represent substantially all of our operations conducted in the United States of America.

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

We account for investment in subsidiaries on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are therefore reflected in Danka Business Systems PLC’s (“Parent Company”) investment in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	Supplemental Consolidating Statement of Operation For the Three Months Ended June, 30 2002

	Parent Company (1)	Subsidiary Guarantors (2)		Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

Revenue:
Retail equipment sales	$—	$61,705		$48,377	$—	$110,082
Retail service, supplies and rentals	—	126,334		89,908	—	216,242
Wholesale	—	—		20,737	—	20,737

Total revenue	—	188,039		159,022	—	347,061

Costs and operating expenses
Cost of retail equipment sales	—	38,041		33,124	—	71,165
Retail service, supplies and rental costs	—	67,028		57,926	—	124,954
Wholesale costs of revenue	—	—		16,942	—	16,942
Selling, general and administrative expenses	1,059	73,022		45,448	—	119,529
Amortization of intangible assets	—	85		—	—	85
Equity (income) loss	7,099	—		—	(7,099)	—
Other (income) expense	(11,843)	(l	)	11,226	1	(616)

Total costs and operating expenses	(3,685)	178,175		164,666	(7,098)	332,059

Operating earnings (loss) from continuing operations	3,685	9,864		(5,644)	7,098	15,002
Interest expense	(6,778)	(7,974)		(15,098)	22,427	(7,423)
Interest income	13,598	280		8,849	(22,427)	300

Earnings (loss) from continuing operations before income taxes	10,505	2,170		(11,893)	7,098	7,879
Provision (benefit) for income taxes	4,753	586		(3,211)	(1)	2,127

Net (loss) earnings	$5,752	$1,584		$(8,682)	$7,099	$5,752

______________

(1)	Danka Business Systems PLC

(2)	Danka Holding Company and Danka Office Imaging Company

(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Consolidating Statement of Operation For the Three Months Ended June, 30 2001

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	E liminations	Consolidated Total

Revenue:
Retail equipment sales	$—	$72,113	$60,973	$—	$133,086
Retail service, supplies and rentals	—	148,963	98,565	—	247,528
Wholesale	—	—	21,054	—	21,054

Total revenue	—	221,076	180,592	—	401,668

Costs and operating expenses
Cost of retail equipment sales	—	58,362	43,306	—	101,668
Retail service, supplies and rental costs	—	78,131	64,733	—	142,864
Wholesale costs of revenue	—	—	17,265	—	17,265
Selling, general and administrative expenses	1,148	86,282	48,260	—	135,690
Amortization of intangible assets	—	946	1,723	—	2,669
Equity (income) loss	(121,973)	—	—	121,973	—
Other (income) expense	(1,379)	713	1,989	1,379	2,702

Total costs and operating expenses	(122,204)	224,434	177,276	123,352	402,858

Operating earnings (loss) from continuing operations	122,204	(3,358)	3,316	(123,352)	(1,190)
Interest expense	(27,800)	(20,017)	(4,564)	36,510	(15,871)
Interest income	14,238	619	22,354	(36,510)	701

Earnings (loss) from continuing operations before income taxes	108,642	(22,756)	21,106	(123,352)	(16,360)
Provision (benefit) for income taxes	38	(7,352)	4,110	—	(3,204)

Earnings (loss) from continuing operations before extraordinary items	108,604	(15,404)	16,996	(123,352)	(13,156)
Discontinued operations, net of tax	(8,708)	83,784	37,976	—	113,052
Extraordinary gain early retirement of debt, net of tax	26,762	—	—	—	26,762

Net (loss) earnings	$126,658	$68,380	$54,972	$(123,352)	$126,658

______________

(1)	Danka Business Systems PLC

(2)	Danka Holding Company and Danka Office Imaging Company

(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Consolidating Balance Sheet Information June 30, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$4,895	$5,794	$26,770	$—	$37,459
Accounts receivable, net	—	127,070	148,323	—	275,393
Inventories	—	48,660	79,791	—	128,451
Prepaid expenses, deferred income taxes and other current assets	10,856	21,887	10,699	—	43,442

Total current assets	15,751	203,411	265,583	—	484,745
Equipment on operating leases, net	—	26,839	26,282	—	53,121
Property and equipment, net	—	48,014	11,738	—	59,752
Intangible assets, net	—	94,534	151,769	—	246,303
Investment in subsidiaries	638,670	1,014	—	(639,684)	—
Other assets	12,290	49,650	(7,319)	—	54,621

Total assets	$666,711	$423,462	$448,053	$(639,684)	$898,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and notes payable	$20,000	$672	$3,153	$—	$23,825
Accounts payable	179	56,811	45,740	—	102,730
Accrued expenses and other current liabilities	5,226	77,185	70,671	—	153,082
Deferred revenue	—	17,698	23,787	—	41,485
Due to/(from) affiliate	91,514	123,935	(211,404)	(4,045)	—

Total current liabilities	116,919	276,301	(68,053)	(4,045)	321,122
Due to/(from) affiliates - long-term		200,000	(200,000)	—	—
Long-term debt and notes payables, less current maturities	232,588	1,276	408	—	234,272
Deferred income taxes and other long-term liabilities	—	9,390	16,555	—	25,945

Total liabilities	349,507	486,967	(251,090)	(4,045)	581,339

6.5% convertible participating shares	244,886	—	—	—	244,886

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,139	258	608,999	(609,257)	5,139
Additional paid-in capital	325,881	306,643	(96,703)	(209,941)	325,880
Retained earnings (accumulated deficit)	(180,484)	(370,406)	440,490	(70,084)	(180,484)
Accumulated other comprehensive (loss) income	(78,218)	—	(253,643)	253,643	(78,218)

Total shareholders’ equity (deficit)	72,318	(63,505)	699,143	(635,639)	72,317

Total liabilities & shareholders’ equity (deficit)	$666,711	$423,462	$448,053	$(639,684)	$898,542

______________

(1)	Danka Business Systems PLC

(2)	Danka Holding Company and Danka Office Imaging Company

(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Consolidating Balance Sheet Information March 31, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$8,420	$10,453	$40,597	$—	$59,470
Accounts receivable, net	—	143,685	148,665	—	292,350
Inventories	—	46,584	84,015	—	130,599
Prepaid expenses, deferred income taxes and other current assets	5,060	21,470	9,405	—	35,935

Total current assets	13,480	222,192	282,682	—	518,354
Equipment on operating leases, net	—	29,408	28,024	—	57,432
Property and equipment, net	—	49,250	11,299	—	60,549
Intangible assets, net	—	94,619	138,367	—	232,986
Investment in subsidiaries	631,571	1,014	1	(632,586)	—
Other assets	13,183	41,192	1,991	—	56,366

Total assets	$658,234	$437,675	$462,364	$(632,586)	$925,687

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and notes payable	$31,988	$161	$4,144	$—	$36,293
Accounts payable	5,822	69,535	35,229	—	110,586
Accrued expenses and other current liabilities	6,149	70,497	75,630	4,044	156,320
Deferred revenue	—	19,951	22,392	—	42,343
Due to/(from) affiliate	59,591	134,180	(189,726)	(4,045)	—

Total current liabilities	103,550	294,324	(52,331)	(1)	345,542
Due to/(from) affiliates - long-term		200,000	(200,000)	—	—
Long-term debt and notes payables, less current maturities	266,114	817	1,230	—	268,161
Deferred income taxes and other long-term liabilities	—	7,621	15,794	—	23,415

Total liabilities	369,664	502,762	(235,307)	(1)	637,118

6.5% convertible participating shares	240,520	—	—	—	240,520

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,139	258	608,999	(609,257)	5,139
Additional paid-in capital	325,880	306,644	(96,703)	(209,941)	325,880
Retained earnings (accumulated deficit)	(181,871)	(371,989)	449,170	(77,182)	(181,872)
Accumulated other comprehensive (loss) income	(101,098)	—	(263,795)	263,795	(101,098)

Total shareholders’ equity (deficit)	48,050	(65,087)	697,671	(632,585)	48,049

Total liabilities & shareholders’ equity (deficit)	$658,234	$437,675	$462,364	$(632,586)	$925,687

______________

(1)	Danka Business Systems PLC

(2)	Danka Holding Company and Danka Office Imaging Company

(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

Net cash provided by (used in) operating activities	$438,133	$(408,987)	$5,103	$—	$34,249
Investing activities
Capital expenditures	—	(5,277)	(3,330)	—	(8,607)
Proceeds from sale of property and equipment	—	7	24	—	31
Proceeds from sale of business	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(5,270)	(3,306)	—	(8,576)

Financing activities
Net (payment) borrowing of debt	(440,621)	409,598	(15,624)	—	(46,647)
Payment of debt issue costs	(4,072)	—	—	—	(4,072)

Net cash provided by (used in) financing activities	(444,693)	409,598	(15,624)	—	(50,719)

Effect of exchange rates	3.035	—	—	—	3,035

Net increase (decrease) in cash	(3,525)	(4,659)	(13,827)	—	(22,011)
Cash and cash equivalents beginning of period	8,420	10,453	40,597	—	59,470

Cash and cash equivalents, end of period	$4,895	$5,794	$26,770	$—	$37,459

	Supplemental Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2001

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

Net cash provided by (used in) operating activities	$90,418	$(65,725)	$7,951	$—	$32,644
Investing activities
Capital expenditures	—	(11,192)	(2,176)	—	(13,368)
Proceeds from sale of property and equipment	31	—	6	—	37
Proceeds from sale of business	173,555	100,439	—	—	273,994

Net cash provided by (used in) investing activities	173,586	89,247	(2,170)	—	260,663

Financing activities
Net (payment) borrowing of debt	(248,218)	(43,882)	(3,306)	—	(295,406)
Payment of debt issue costs	(17,161				(17,161)

Net cash provided by (used in) financing activities	(265,379)	(43,882)	(3,306)	—	(312,567)

Effect of exchange rates	(59)	—	1,660	—	1,601

Net increase (decrease) in cash	(1,434)	(20,360)	4,135	—	(17,659)
Cash and cash equivalents beginning of period	5,471	27,723	35,891	—	69,085

Cash and cash equivalents, end of Iteriod	$4,037	$7,363	$40,026	$—	$51,426

______________

(1)	Danka Business Systems PLC

(2)	Danka Holding Company and Danka Office Imaging Company

(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the world’s leading providers of office imaging equipment, solutions and related services and supplies. We primarily market office imaging equipment, solutions and related services, parts and supplies directly to customers in 26 countries. Canon, Heidelberg/Nexpress and Toshiba manufacture most of the products that we distribute. Throughout Europe, we also market private label office imaging equipment from Ricoh and related supplies directly to customers under our Infotec trademark and on a wholesale basis to independent dealers.

On June 29, 2001 we completed a three part financial restructuring plan that reduced and refinanced our indebtedness. The three parts of the plan were:

  the sale of our Danka Services International (“DSI”) business, an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002, and the refinancing of our senior bank debt.

We sold DSI to Pitney Bowes for $290 million in cash, subject to an adjustment depending on the value of DSI’s net assets on closing. The consideration for DSI has been adjusted downward by $4.5 million , being the amount by which the value of DSI’s net assets at closing of the sale were less than the valuation of $82.4 million. We used the net proceeds from the sale of DSI to repay part of our senior bank debt, to finance cash payable under an exchange offer for our 6.75% subordinated notes due 2002, to finance the cost of the exchange offer and to finance costs associated with the refinancing of our senior bank debt.

We accepted tenders from holders of a total of $184.0 million in aggregate principal amount (92%) of our 6.75% convertible subordinated notes pursuant to the exchange offer for $24.0 million in cash and approximately $112.1 million in new subordinated notes with extended maturities. We refinanced the remaining balance of our senior bank debt through an amended and restated credit facility with our existing senior bank lenders.

Results of Continuing Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in the our consolidated statements of operations:

	For the Three Months Ended

	June 30, 2002	June 30, 2001

Revenue:
Retail equipment sales	31.7%	33.1%
Retail service, supplies and rentals	62.3	61.6
Wholesale	6.0	5.3

Total revenue	100.0	100.0

Cost of revenue	61.4	65.2
Gross Profit	38.6	34.8
Selling, general and administrative expenses	34.4	33.8
Amortization of intangible assets	—	0.7
Other (income) expense	(0.1)	0.6

Operating earnings (loss) from continuing operations	4.3	(0.3)
Interest expense	(2.1)	(4.0)
Interest income	0.1	0.2

Earnings (loss) from continuing operations before income taxes	2.3	(4.1)
Provision (benefit) for income taxes	0.6	(0.8)

Earnings (loss) from continuing operations before extraordinary items	1.7	(3.3)

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended

	June 30, 2002	June 30, 2001

Retail equipment sales	35.4%	23.6%
Retail service, supplies and rentals	42.2	42.3
Wholesale	18.3	18.0

Three Months Ended June 30, 2002 compared to the Three Months Ended June 30, 2001:

The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of DSI are presented as discontinued operations and the gain resulting from the exchange offer of our 6.75% convertible subordinated notes is presented as an extraordinary item.

Revenue

Total revenue for the first quarter of fiscal 2003, declined by $54.6 million or 13.6% to $347.1 million from $401.7 million in the prior year first quarter. Our total revenue in the current year first quarter was positively impacted by a $5.8 million foreign currency movement. Retail equipment sales declined by $23.0 million or 17.3% primarily due to technology convergence, a global slowdown in capital spending , our continuing focus on higher-margin sales , a reduction of our sales force offset by a positive $2.4 million foreign currency movement. Retail service, supplies and rentals revenue declined by $31.3 million or 12.6%, primarily due to a 15.8% decrease in the United States resulting from selling a reduced number of machines as we transition away from analog office imaging machines to digital machines and the impact of technology convergence on service revenues offset by a positive $3.2 million foreign currency movement. Wholesale revenue for the first quar ter of fiscal 2003 declined by $0.3 million, primarily due to our decision to move away from lower margin transactions offset by a positive $0.2 million foreign currency movement.

Gross Profit

Our total gross profit margin increased to 38.6% in the first quarter ended June 30, 2002 from 34.8% in the prior year first quarter. The increase in our profit margin is primarily due to higher margin transactions and an increase in equipment leasing income of approximately $2.8 million related to lease and residual equipment payments from an external lease funding program, which was terminated during the first quarter.

The retail equipment margin increased to 35.4% in the first quarter from 23.6% in the prior year first quarter, primarily due to an emphasis on higher margin transactions and higher leasing income. Retail service, supplies and rental margins was relatively flat at 42.2% in the first quarter from 42.3% in the prior year first quarter. Wholesale margins increased to 18.3% in the first quarter from 18.0% in the prior year first quarter, primarily due to higher margin transactions in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the first quarter of fiscal 2003 declined by $16.2 million or 11.9% to $119.5 million from $135.7 million in the prior year first quarter. As a percentage of total revenue, SG&A expenses increased to 34.4% from 33.8% due to lower revenues. The decrease in SG&A in the first quarter as compared to the prior year first quarter was due to lower employee costs resulting from our restructuring efforts and lower facility related costs in the United States.

Amortization of Intangible Assets

Amortization of our intangible assets decreased to $0.1 million in the first quarter of fiscal 2003 from $2.7 million in the prior year first quarter. This difference was primarily due to the discontinuance of amortization of goodwill under SFAS 142.

Other (Income) Expense

Other (income) expense for the first quarter of fiscal 2003 included a foreign currency gain of $0.3 million and a $0.3 million gain on the sale of our operations in Greece and the sale of a product line in Australia. Other expense for the prior year first quarter included foreign currency losses of $1.2 million and a $1.5 million provision relating to the sale of our Ameritrend business.

Operating Earnings (Loss) from Continuing Operations

For the first quarter of fiscal 2003, operating earnings from continuing operations increased by $16.2 million to $15.0 million, compared to a loss of $1.2 million in the prior year first quarter. The loss for the prior year first quarter included an $6.0 million charge for the exit of certain facilities in the United States.

Interest Expense and Interest Income

Interest expense decreased by $8.4 million to $7.4 million for the first quarter of fiscal 2003 from $15.9 million in the prior year first quarter. The decrease was the result of reduced outstanding debt and lower interest rates. Interest income decreased by $0.4 million from the prior year first quarter due to lower cash balances.

Income Taxes

We recorded an income tax provision of $2.1 million for the first quarter of fiscal 2003 compared to a $3.2 million tax benefit for the comparable prior year period. The combined effective income tax rate was 27.0% for the first quarter as compared to 19.6% for the prior year first quarter. The increase in the tax rate is primarily due to changes in the mix of earnings and losses from continuing operations before extraordinary items in certain tax jurisdictions.

Earnings (Loss) from Continuing Operations, before Extraordinary Items

For the first quarter of fiscal 2003, we generated net earnings from continuing operations of $5.8 million compared to a net loss from continuing operations of $13.2 million in the prior year first quarter for the above mentioned reasons. After allowing for the dilutive effect of dividends on our participating shares, we generated net earnings from continuing operations available to common shareholders of $0.02 per ADS in the first quarter compared to a net loss from continuing operations available to common shareholders of $0.28 per ADS in the prior year first quarter.

Discontinued Operations, Net of Tax

During the first quarter of fiscal 2002, we recorded a gain on the sale of DSI of $108.9 million after tax and earnings from discontinued operations of $4.2 million, net of tax. Net earnings from discontinued operations were $1.83 per ADS in the prior year first quarter.

Extraordinary Gain, Net of Tax

During the first quarter of fiscal 2002, we generated a $26.8 million extraordinary gain on the early retirement of debt, net of tax. Net earnings from extraordinary items were $0.43 per ADS in the prior year first quarter.

Exchange Rates

Fluctuations in the exchange rates between the pound sterling and the United States dollar affect the dollar equivalent of the pound sterling market price of our ordinary shares on the London Stock Exchange and, as a result, are likely to affect the market price of our American depositary shares.

We operate in 26 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

  the results of our international operations reported in United States dollars; and
  the value of the net assets of our international operations reported in United States dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 4 6.0 % of our revenue for the first quarter of fiscal 2003 was generated outside the United States. For the first quarter, approximately 29.3% of our revenue was generated in Euro countries, 7.2% in the United Kingdom, and 9.3% in other foreign locations. Approximately 44% of our revenue for the first quarter of fiscal 2002 was generated outside the United States. For the first quarter of fiscal 2002, approximately 28.0% of our revenue was generated in Euro countries, 7.0% in the United Kingdom, and 9.0% in other foreign locations.

During the first quarter of fiscal 2003, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 4.8% and 2.6%, respectively. These changes positively impacted revenue by approximately $5.8 million.

Our results of operations and financial condition have been, and may continue to be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Liquidity and Capital Resources

We have a credit facility with a consortium of international lenders through March 31, 2004. Total commitments under the facility are $228.5 million consisting of a $70.0 million revolver commitment, a $128.5 million term loan and a $30.0 million letter of credit commitment. At June 30, 2002, we had an outstanding balance of $140.5 million under the credit facility, including $12 million under the revolver. Availability of the revolver commitment is based on the amount of our receivables and inventory. The available unused commitment as of June 30, 2002 was $58.0 million. During the first quarter of fiscal year 2003, we repaid $41.5 million of principal under the term loan but increased the amount due under the revolver commitment to $12.0 million. The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA and a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of our capital expenditures. We were in compliance with these covenants as of June 30, 2002.

We were incurring interest on our indebtedness under the credit facility during the first quarter of fiscal 2003 at a weighted average rate of approximately 7.1% per annum. Effective interest rates under the credit facility are LIBOR, plus 4.75 percent. The interest rates increased by 0.5% on June 29, 2002 and will increase by 0.5% quarterly thereafter.

On July 1, 2002, we paid our banks a fee equal to 1.0% of the total commitment under the credit facility and will be required on June 30, 2003 to pay a fee equal to 4.0% of the total commitment. The term component of the facility requires repayment of principal in installments of $16.0 million in fiscal year 2003 ($4 million at the end of each quarter), and the outstanding balance in fiscal year 2004 ($8 million at the end of each of the first three quarters, with payment of the remainder due in full on March 31, 2004). In addition, we are required to make additional repayments of our indebtedness under the credit facility in amounts equal to 50% of our excess cash flow (as defined in the credit facility) for each of our fiscal years. We have the option to extend the credit facility through March 31, 2006 on the terms described below.

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

In June 2001, we issued approximately $47.6 million of zero coupon senior subordinated notes due April 1, 2004 and approximately $64.5 million of 10% subordinated notes due April 1, 2008 in exchange for 92% of our 6.75% convertible subordinated notes due April 1, 2004. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both 100% owned U.S. subsidiaries. The senior subordinated notes and the 10% notes include covenants which restrict our ability to dispose of assets or merge. The senior subordinated notes also include covenants which restrict us from incurring additional indebtedness or creating liens and limit the payment of dividends, other than payment-in-kind dividends on our participating shares.

In June 2002, we entered into an agreement with our senior bank lenders under which we have the option to extend our credit facility for an additional two years, through March 31, 2006. We paid a $4.1 million fee to obtain the option. The option will expire on September 30, 2002 and we currently expect to exercise the option on or before that date. If we exercise the option, the effective interest rate under the extended credit facility would be fixed at LIBOR plus 7.5%, except that, if we did not receive a rating for the indebtedness under the extended credit facility from Moody’s of at least B2 during any interest period commencing on or after November 30, 2002, the effective interest rate for that interest period would increase to LIBOR plus 8.25%. If we extend the credit facility, the term loan facility would require repayments of principal in installments of $16 million in fiscal year 2003 ($4 million at the end of each quarter as currently required), $28 million in fisca l year 2004 ($4 million at March 31, 2003 and $8 million at the end of the next three quarters), $32 million in fiscal years 2005 and 2006 ($8 million at the end of each quarter), with the balance due March 31, 2006. Exercise of the option would also require us to pay an exercise fee of $2.8 million, fees of 1% of total commitments at December 31, 2002, March 31, 2003, December 31, 2003, March 31, 2004, December 31,

2004, March 31, 2005 and June 30, 2005, and fees of 2% of the total commitments at June 30, 2003, June 30, 2004. These fees would be in lieu of the 4% fee that would otherwise be due at June 30, 2003.

We intend to refinance our indebtedness under the credit facility, whether or not we exercise our option to extend it, and to refinance our zero coupon notes prior to maturity, but general economic conditions and conditions in the capital markets have so far prevented us from doing so on terms we deem acceptable. Our ability to refinance this indebtedness will depend upon our performance, our ability to access the capital markets and economic conditions generally, and no assurances can be given as to our ability to consummate the refinancing or the terms of the refinancing.

In order to reduce future cash interest payments and future amounts due at maturity or on redemption, we or our affiliates may from time to time purchase our subordinated indebtedness for cash, in exchange for our ordinary shares and/or American depositary shares, or for a combination of debt and equity, in open market purchases and/or privately negotiated transactions. The amounts involved may be material. However, such repurchases and/or exchanges, if any, will depend upon prevailing market conditions, the price at which the subordinated indebtedness is available for purchase and/or exchange, our liquidity requirements and prospects for future access to capital, contractual restrictions and other factors, and may, in certain cases, require the prior approval of our shareholders. We can give no assurances as to our, or to our affiliates’ ability to consummate any such purchase or exchange or the terms of the purchase or exchange.

The following table sets out our future payments for the following contractual obligations:

Contractual Obligations	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year

(in 000’s)
Credit Facility	$140,474	$20,000	$120,474
Notes Payable	112,114	—	112,114
Capital Leases	590	343	247
Other Long-Term Obligations	4,919	3,482	1,437

Total Contractual Obligations	$258,097	$23,825	$234,272

Other financing arrangements

Danka Holding Company (“DHC”), one of our subsidiaries, is party to a number of tax retention operating leases (“TROL”) which expire on March 31, 2004. The TROL provides for DHC to lease certain real property in the United States. The TROL generally requires DHC to pay property taxes, maintenance, insurance, and certain other operating costs of the leased properties. DHC has given a residual guarantee in respect of the fair market value of the properties at the termination of the TROL. The residual guarantee has not been included in the above table of our contractual obligations. DHC is obligated to pay the difference between the maximum amount of the residual guarantee, which is equal to 87% of the total cost of the properties and the fair market value of the properties at the termination of the leases. DHC’s maximum contingent liability under the TROL was approximately $24.4 million as of June 30, 2002. DHC has purchase renewal options over the leased pro perties at fair market value and has the right to exercise purchase options for each property at the end of the lease term. Alternatively, the properties can be sold to third parties. At June 30, 2002, the properties were being offered for sale. We currently have a $2.0 million reserve relating to DHC’s expected liability under the residual guarantee. We believe the reserve is adequate to cover any potential shortfall between the sale price of the properties and DHC’s liability under the residual guarantee. The TROL incorporates the covenants from our credit facility, including the financial covenants. We were in compliance with all of the applicable covenants at June 30, 2002.

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares for the first five years. The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per American depositary share), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 25.1% of the total voting power of our capital stock. As of June 30, 2002, we had issued an additional 36,718 participating shares in respect of payment-in-kind dividends.

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

At this time, we have insufficient, accumulated realized profits to pay dividends to shareholders. Since December 2000, we have satisfied our obligation to make payment-in-kind dividends on our participating shares by capitalizing part of our share premium account, which is a reserve required by English company law and which consists of premiums paid to us on the issuance of our shares.

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our United States customers to purchase equipment until March 31, 2006. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GE Capital. The minimum level of customer leases is equal to the greater of $176.6 million or a target calculated based on revenues. For the year ended March 31, 2002 we were obligated for penalty payments of approximately $0.2 million to GE Capital because we did not satisfy the minimum level requirements. If we fail to provide a minimum level of customer leases under the agreement, we are required to pay penalty payments to GECC.

In addition, the GECC agreement requires us to maintain a specified minimum consolidated net worth. If we breach that covenant, GECC can refuse to provide financing to our new customers and terminate the agreement as to any future financings. The net worth covenant is the same as the minimum net worth covenant contained in our credit facility. We were in compliance with this covenant as of June 30, 2002.

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

Our net cash flow provided by operating activities was $34.2 million, and $32.6 million for the first quarter of fiscal year 2003 and 2002, respectively. The increase in first quarter fiscal 2003 operating cash flow was primarily due to the generation of earnings from continuing operations. Net cash flow provided by (used in) investing activities was $(8.6) million and $260.7 million for the first quarter of year fiscal 2003 and 2002, respectively. The decrease in first quarter fiscal 2003 cash flow from investing activities was primarily due to the non-recurrence of the $274.0 million in cash proceeds received from the sale of DSI partially offset by a $4.8 million reduction in capital expenditures. Net cash flow used in financing activities was $50.7 million and $312.6 million for the first quarter of fiscal year 2003 and 2002, respectively. The decrease in first quarter fiscal 2003 cash flow from financing activities was due to the non-recurrence of proceeds from the sale of DSI to pay down debt.

MARKET RISK MANAGEMENT

Interest Rate Risk

Our exposure to interest rate risk primarily relates to our variable rate bank debt. As outlined above in “Liquidity and Capital Resources,” at June 30, 2002 we had an outstanding balance of $140.5 million under our credit facility. We incurred interest on our credit facility at a weighted average rate of 7.1% per annum during the first quarter fiscal 2003. Pursuant to our credit agreement, we entered into an interest rate cap agreement with Bank of America. The interest rate cap will pay us the difference between the quarterly LIBOR and 3.99% on a notional amount of $80 million for the period March 18, 2002 to March 18, 2003.

Based on the outstanding balance under our credit facility, a change of 100 basis points in the average interest rate, with all other variables remaining constant, would cause an increase/decrease in our interest expense of approximately $1.4 million on an annual basis, subject to the interest rate cap discussed above.

Currency exchange risk

We are a multinational corporation. Therefore, foreign exchange risk arises as a normal part of our business. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our recent results have been positively impacted by foreign currency movements, in particular the strengthening of the euro and the United Kingdom pound against the dollar.

Generally, we do not enter into forward and option contracts to manage our exposure to foreign currency fluctuations. At June 30, 2002, we had no outstanding forward contracts or option contracts to buy or sell foreign currency.

Seasonality

We have experienced some seasonality in our business. Our European and Canadian operations have historically experienced lower revenue for the second quarter of our fiscal year, which is the three month period ended September 30. This is primarily due to increased vacation time by Europeans and Canadians during July and August. This has resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during that period.

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

Accounts Receivable

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of any of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. Our estimates are influenced by the following considerations: our large number of customers and their dispersion across wide geographic areas, the fact that no single customer accounts for 10% or more of our net sales, our continuing credit evaluation of our customers’ financial conditions, credit insurance coverage in certain countries and collateral requirements from our customers in certain circumstances.

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

Revenue Recognition

Equipment sales are recognized at the time of customer acceptance and, in the case of equipment sales financed by third party leasing companies, at the time of credit acceptance by the leasing company, if later. Supply sales to customers are recognized at the time of shipment. In the case of service contracts, which include supplies, supply sales are recognized upon usage by the customer.

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

Goodwill

We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management’s plans or objectives, forecasts of market trends and other matters, are forward looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management are intended to identify forward looking statements. No assurance can be given that the results in any forward looking statement will be achieved. For the forward looking statements, we claim the protection of the safe harbor for forward looking statements provided for in the Private Securities Litigation Reform Act of 1995. Such stat ements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to, the following: (i) any material adverse change in financial markets or in our own position, (ii) any inability to achieve or maintain cost savings, (iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by our competitors, (iv) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any of our key upper manage ment personnel, (vi) fluctuations in foreign currencies and (vii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. We undertake no obligation, and do not intend, to update these forward looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal proceedings and claims, which arise in the ordinary course of business and should not have a material adverse effect upon our financial position, results of operation or liquidity.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description

4.25	First Amendment dated as of March 29, 2002 to the First Amended and Restated Credit Agreement dated June 29, 2001 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent.

4.26	Second Amended and Restated Credit Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent.

4.27	Letter Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent.

99-1	Certification of P. Lang Lowrey, III Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-2	Certification of F. Mark Wolfinger Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DANKA BUSINESS SYSTEMS PLC (Registrant)
Date: August 12, 2001	/s/ F. Mark Wolfinger

F. Mark Wolfinger Executive Vice-President and Chief Financial Officer (Chief Financial Officer and Principal Accounting Officer)