Form 10-Q
period 2002-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2002-11-15
CIK 894010

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-20828

DANKA BUSINESS SYSTEMS PLC
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND & WALES (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	98-0052869 (I.R.S. EMPLOYER IDENTIFICATION NO.)

11201 DANKA CIRCLE NORTH ST. PETERSBURG, FLORIDA 33716	AND (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	MASTERS HOUSE 107 HAMMERSMITH ROAD LONDON, ENGLAND W14 0QH

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(727) 576-6003 in the United States
011-44-207-603-1515 in the United Kingdom

NOT APPLICABLE
(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The registrant had 248,113,094 Ordinary Shares outstanding as of November 1, 2002

INDEX

RISK FACTORS	3

SIGNATURE	39

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management’s plans or objectives, forecasts of market trends and other matters, are forward looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management are intended to identify forward looking statements. No assurance can be given that the results in any forward looking statement will be achieved. For the forward looking statements, we claim the protection of the safe harbor for forward looking statements provided in the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to, the following (some of which are explained in greater detail below): (i) any material adverse change in financial markets or in our own position, (ii) any inability to achieve or maintain cost savings, (iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by our competitors, (iv) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any of our key upper management personnel, (vi) fluctuations in foreign currencies and (vii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. We undertake no obligation, and do not intend, to update these forward looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

RISK FACTORS

Profitability - We generated earnings from continuing operations of $7.5 million and generated net earnings of $7.5 million during the first six months of fiscal year 2003, which fiscal year will end March 31, 2003. We incurred losses from continuing operations of $15.0 million and generated net earnings of $123.3 million during the first six months of fiscal year 2002, which fiscal year ended March 31, 2002. This included income from discontinued operations of $111.8 million from the sale of Danka Services International (“DSI”) and an extraordinary gain on the early retirement of debt of $26.5 million. We incurred losses from continuing operations of $9.9 million during fiscal year 2002 and $233.5 million during fiscal year 2001. An analysis of factors that affected earnings for both the three month and six month periods that ended September 30, 2002 and September 30, 2003 are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this document. These factors include, but are not limited to changes in the accounting for goodwill amortization, the impact of foreign currency gains and losses and changes in reserve estimates. If we incur losses in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due. We believe that our results for the first six months of fiscal year 2002 and for fiscal years 2001 and 2001 were impacted in large part by competitive pressures, the transition in our industry from analog to digital products, our decision to substantially exit the analog business, our efforts to position ourselves as a preeminent provider of digital equipment, services and solutions, certain under-performing business units and our efforts to develop and grow areas of our business that do not rely on the sale and servicing of office imaging equipment.

Competition - Our industry is highly competitive. We have competitors in all markets in which we operate and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support, and leasing and rental financing. In addition, our suppliers continue to establish themselves as direct competitors in many of the areas in which we do business. Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of technology convergence, including the development of document management processing, retention and digital printing technologies. We may not be able to keep, and we may even lose our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices that we can obtain for our products and may affect our ability to retain customers, both of which could negatively affect our operating results.

Technological Changes - The office imaging industry continues to change from analog to digital photocopiers. Most of our digital products replace or compete with analog products. Digital photocopiers are more efficient than analog photocopiers, meaning that our customers require fewer of them to provide the same level of output. Digital photocopiers are increasingly more reliable than analog photocopiers and require less maintenance. This has contributed, in part, to a decline in our service contract revenue, which has traditionally formed a significant portion of our revenues. In addition, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete. Development of technologies in our industry, including digital and color products, may impair our future operating performance and our ability to compete. For example, we may not be able to procure or gain access to products and bring them to the marketplace, or to make the investments necessary for us to maintain a technologically competitive workforce. We launched three major initiatives in fiscal year 2002, which are designed to address the impact of these technological changes on our service revenue: (1) our Danka @ the Desktop initiative, which is intended to improve print management processes, increase productivity, and lower overall document production costs, (2) our multi-vendor services initiative, which is intended to leverage our existing Technical Services group and expand the types of technical services and maintenance that we provide for our customers to include other types of digitally connected devices and equipment installed by other vendors, (3) and our professional services group. The success of these initiatives may not be achieved if they are not accepted by our customers, do not generate additional revenue, or we are unable to provide the software, hardware, solutions or services necessary to successfully implement these initiatives.

Vendor Relationships - We have relationships with Canon, Ricoh, Toshiba, Heidelberg/Nexpress, and Konica. These companies manufacture equipment, parts, supplies and software for resale by us in all of our markets. We also rely on our equipment suppliers for related parts and supplies. An inability to obtain parts or supplies from our major vendors, or the loss of any major vendor, may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. There is no guarantee that these vendors or any of our other vendors will continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products on a timely manner or at competitive prices.

Indebtedness - We have significant outstanding indebtedness. At September 30, 2002 we had consolidated bank and long-term indebtedness, including current maturities of long-term debt, of approximately $237.7 million. As of September 30, 2002, we owed $121.0 million under our credit facility. The facility requires repayment of principal in installments of $16.0 million in fiscal year 2003 ($4 million at the end of each quarter), $32 million in fiscal years 2004 and 2005 ($8 million at the end of each quarter), $24 million in fiscal year 2006 ($8 million at the end of each quarter), with the balance due March 31, 2006. We also are required to make additional repayments of our indebtedness under the credit facility in amounts equal to 50% of our excess cash flow (as defined in the credit facility) for each of our fiscal years. In addition, we have $47.6 million in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64.5 million in principal amount of 10% subordinated notes due April 1, 2008.

Our significant level of indebtedness requires us to dedicate a substantial portion of our operating cash flows to payments of interest and principal. The payment obligations and covenants under our indebtedness may also limit our liquidity and our ability to make investments that are necessary for us to keep pace with the technological and other changes currently affecting our industry. The majority of our borrowings bear interest at a variable rate. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness.

Bank and Other Covenants - Our credit facility imposes significant operating restrictions on us, because it contains financial and non-financial covenants, which restrict our business operations. If we were to fail to comply with the financial covenants and did not obtain a waiver or amendment from our senior bank lenders, we would be in default under the credit facility and lenders owning a majority of our senior bank debt would be permitted to demand immediate repayment. If we were to fail to repay our senior bank debt when it becomes due, our lenders could proceed against certain of our and our subsidiaries’ assets and capital stock which we have pledged to them as security for the repayment of our senior bank debt.

Third Party Financing Arrangements - We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our United States customers to purchase equipment from us. Although we have other financing arrangements, GECC finances a significant part of our business. If we were to breach the covenants or other restrictions in our agreement with GECC, then GECC may refuse to provide financing to our customers. If GECC were to fail to provide financing to our customers, those customers may be unable to purchase equipment from us if we were unable to provide alternative financing arrangements on similar terms. In addition, if we were unable to provide financing, we may lose sales, which could negatively affect our operating results. If we fail to provide a minimum level of customer leases under the agreement, we are required to pay penalty payments to GECC. We paid a penalty of approximately $0.2 million to GECC in fiscal year 2002. We presently anticipate that we will be obligated to pay GECC a penalty of approximately $1.5 million at November 30, 2002.

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

Restructuring Plan - In December 2000, we announced that we would be eliminating approximately 1,200 positions, or approximately 8% of our worldwide workforce, and that we would be closing and consolidating several of our facilities in order to lower our costs to meet our current revenue and margin expectations. We modified our restructuring plan during fiscal year 2002 and implemented a new restructuring plan for fiscal year 2002. If we do not implement our restructuring plans within our projected time frames, our ability to achieve our anticipated savings and lower costs may be harmed, which may reduce our profitability. We anticipate that the workforce reductions will be substantially completed by March 31, 2003 and that the remaining lease obligations related to the facility closures will be substantially completed by March 31, 2003.

Information Systems and Financial Controls. Our management information systems run on numerous disparate legacy IT systems that are outdated and incompatible in certain regards. This is primarily the result of our rapid expansion through many acquisitions, followed by a period of financial difficulties that caused a lack of focus on, and investment in, these systems.

The operation and coordination of our management information systems is labor-intensive and expensive. We must manually collect, compile and consolidate certain information due to system limitations. We utilize manual internal control reviews to provide assurance of the accuracy of such information. These manual procedures are more difficult to supervise, more time-consuming and more costly than automated processes. As a result of these issues, we are limited in our ability to obtain, manage and access important information, such as customer and contract data, in an effective and timely manner. We also incur substantial effort and expense with respect to billing, collections, contract data and inventory accounting. Our ability to manage, account for and control our business efficiently and effectively can be adversely affected when important information and knowledge cannot be accessed timely or accurately.

We believe that we must upgrade our management information systems so that we have an infrastructure that is appropriate for a business of our size, scope and complexity. We are in the process of implementing an approximately $35 to $40 million program, known as Vision 21, to enhance and unify our United States management information systems. This program has proved more expensive and time-consuming than we originally anticipated, in part because of the lack of prior investment in our IT infrastructure, systems performance issues and software deficiencies. It is possible that the costs of completing the project may still exceed our current expectations. We anticipate that the United States program will be completed by the end of the fourth quarter of fiscal year 2003, although we cannot give any assurance that this will be the case. We plan to implement a similar program for our International and European operations once our United States program is substantially complete. We expect the International and European Vision 21 program will take 12 to 24 months to implement from its start and will require a substantial investment.

In conjunction with the management information system initiatives outlined above, we are in the process of improving our internal financial and business control functions. We are working with outside consultants to strengthen and improve certain areas of identified weaknesses in our financial controls. We are developing a new European internal audit department and are developing a compliance auditing function, as well as implementing new policy controls, quality standards and corporate governance initiatives. Our ability to achieve our goal of reducing operating costs, improving operating effectiveness and ensuring the necessary improvement to our financial and business controls will depend upon the success of our Vision 21 initiative and programs that continue to enhance our internal financial and business control functions.

Currency Fluctuations - As a multinational company, changes in currency exchange rates affect our revenues, cost of sales and operating expenses. In addition, fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect the results of our non-United States operations when reported in United States dollars in our U.S. financial statements, and the value of the net assets of our non-United States operations when reported in United States dollars in our U.S. financial statements. Approximately 45.7% of our revenues were generated outside the United States during the first six months of fiscal year 2003, with the majority of these revenues generated in countries that have adopted the euro as their currency and the United Kingdom. During the first six months of fiscal year 2003, the euro strengthened approximately 7.7% against the United States dollar and the United Kingdom pound strengthened approximately 5.2% against the United States dollar. We pay for some high-volume copiers, parts and supplies in euro countries in United States dollars, but we generally invoice our customers in euro countries in euro. If the euro weakens against the United States dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euro but we pay our suppliers in United States dollars. In addition, our results of operations and financial condition have been, and may continue to be, negatively impacted by the effect of currency fluctuations on the translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the United States dollar for inclusion in our U.S financial statements. We generally do not hedge our exposure to changes in foreign currency.

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

•
we have accumulated, realized profits that have not been previously distributed or capitalized, in excess of our accumulated, realized losses that have not previously been written off in a reduction or reorganization of capital; and

•	our net assets are not less than the aggregate of our share capital and our non-distributable reserves, either before or as a result of the dividend.

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

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent annual report and current SEC filings may be viewed or downloaded electronically or as paper copies from our website: http://www.danka.com/FinancialReports.asp. Our recent press releases are also available to be viewed or downloaded electronically at http://www.danka.com/PressReleases.htm. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Danka Business Systems PLC
Consolidated Statements of Operations for the three and six months ended September 30, 2002 and 2001
(In thousands, except per American Depositary Share (“ADS”) amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenue:
Retail equipment sales	$118,063	$132,028	$228,145	$265,114
Retail service, supplies and rentals	207,161	232,298	423,403	479,826
Wholesale	18,526	16,984	39,263	38,038

Total revenue	343,750	381,310	690,811	782,978

Costs and operating expenses:
Cost of retail equipment sales	79,533	101,114	150,697	202,782
Retail service, supplies and rental costs	125,676	136,975	250,630	279,830
Wholesale costs of revenue	14,714	13,671	31,656	30,937
Selling, general and administrative expenses	118,188	127,433	237,717	263,131
Amortization of intangible assets	238	2,694	323	5,363
Restructuring charges (credits)	(555)	(1,992)	(555)	(1,992)
Other (income) expense	(3,305)	(2,799)	(3,919)	(96)

Total costs and operating expenses	334,489	377,096	666,549	779,955

Operating earnings (loss) from continuing operations	9,261	4,214	24,262	3,023

Interest expense	(6,881)	(11,053)	(14,303)	(26,924)
Interest income	20	457	320	1,159

Earnings (loss) from continuing operations before income taxes	2,400	(6,382)	10,279	(22,742)
Provision (benefit) for income taxes	644	(4,506)	2,771	(7,710)

Earnings (loss) from continuing operations before extraordinary items	1,756	(1,876)	7,508	(15,032)
Discontinued operations, net of tax	—	(1,291)	—	111,761
Extraordinary gain (loss) on early retirement of debt, net of tax	—	(241)	—	26,521

Net earnings (loss)	$1,756	$(3,408)	$7,508	$123,250

Basic (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS, continuing operations	$(0.04)	$(0.10)	$(0.02)	$(0.38)
Net earnings (loss) per ADS, discontinued operations	—	(0.02)	—	1.81
Net earnings per ADS, extraordinary item	—	—	—	0.43

Net earnings (loss) per ADS	$(0.04)	$(0.12)	$(0.02)	$1.86

Weighted average ADSs	62,026	61,935	62,024	61,914

Diluted (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS, continuing operations	$(0.04)	$(0.10)	$(0.02)	$(0.38)
Net earnings (loss) per ADS, discontinued operations	—	(0.02)	—	1.81
Net earnings per ADS, extraordinary item	—	—	—	0.43

Net earnings (loss) per ADS	$(0.04)	$(0.12)	$(0.02)	$1.86

Weighted average ADSs	62,026	61,935	62,024	61,914

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Condensed Consolidated Balance Sheets as of September 30, 2002 and March 31, 2002
(In Thousands)
(Unaudited)

	September 30, 2002	March 31, 2002

Assets
Current assets:
Cash and cash equivalents	$37,822	$59,470
Accounts receivable, net	264,168	292,350
Inventories	116,505	130,599
Prepaid expenses, deferred income taxes and other current assets	41,239	35,935

Total current assets	459,734	518,354

Equipment on operating leases, net	46,401	57,432
Property and equipment, net	58,832	60,549
Goodwill, net	247,447	231,908
Noncompete agreements, net	911	1,078
Deferred income taxes and other assets	51,098	56,366

Total assets	$864,423	$925,687

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt and notes payable	$27,277	$36,293
Accounts payable	102,897	110,586
Accrued expenses and other current liabilities	89,760	109,219
Taxes payable	51,855	47,101
Deferred revenue	42,855	42,343

Total current liabilities	314,644	345,542

Long-term debt and notes payable, less current maturities	210,398	268,161
Deferred income taxes and other long-term liabilities	25,014	23,415

Total liabilities	550,056	637,118

6.5% convertible participating shares	249,313	240,520

Shareholders’ equity:
Ordinary shares, 1.25 pence stated value	5,139	5,139
Additional paid-in capital	325,896	325,880
Retained earnings (accumulated deficit)	(183,174)	(181,872)
Accumulated other comprehensive (loss) income	(82,807)	(101,098)

Total shareholders’ equity	65,054	48,049

Total liabilities & shareholders’ equity	$864,423	$925,687

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Consolidated Statements of Cash Flows for the six months ended September 30, 2002 and 2001
(In Thousands)
(Unaudited)

	September 30, 2002	September 30, 2001

Operating activities:
Net earnings (loss)	$7,508	$123,250
Adjustments to reconcile net earnings (loss) to net cash provided:
Extraordinary gain on debt retirement	—	(26,521)
Net earnings and gain from sale of discontinued operations	—	(111,761)
Depreciation and amortization	29,121	43,390
Deferred income taxes	(2,413)	(10,592)
Amortization of debt issuance costs	4,217	1,771
Loss on sale of property and equipment and equipment on operating leases	2,503	5,872
Proceeds from sale of equipment on operating leases	1,431	3,008
Restructuring and other special charges (credits)	—	(1,992)
Changes in net assets and liabilities:
Accounts receivable	28,182	32,127
Inventories	14,094	17,152
Prepaid expenses and other current assets	(50)	1,198
Other non-current assets	3,276	(7,250)
Accounts payable	(7,688)	(19,186)
Accrued expenses and other current liabilities	(14,707)	(7,683)
Deferred revenue	512	5,005
Other long-term liabilities	1,600	(315)

Net cash provided by operating activities	67,586	47,473

Investing activities:
Capital expenditures	(17,441)	(21,832)
Proceeds from the sale of property and equipment	234	250
Net proceeds from the sale of business	—	273,218

Net cash provided by (used in) investing activities	(17,207)	251,636

Financing activities:
Net payments under line of credit agreements	(49,404)	(274,147)
Principal payments of debt	(17,778)	(23,183)
Payment of debt issue costs	(6,938)	(24,437)

Net cash used in financing activities	(74,120)	(321,767)

Effect of exchange rates	2,093	4,414

Net decrease in cash	(21,648)	(18,244)
Cash and cash equivalents, beginning of period	59,470	69,085

Cash and cash equivalents, end of period	$37,822	$50,841

See accompanying notes to the consolidated financial statement

Danka Business Systems PLC
Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Losses for the six
months ended September 30, 2002 and 2001
(In Thousands)
(Unaudited)

	Number of Ordinary Shares (4 Ordinary Shares Equal 1 ADS)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre -hensive (Loss) Income	Total

Balances at March 31, 2002	$248,085	$5,139	$325,880	$(181,872)	$(101,098)	$48,049

Net earnings	—	—	—	7,508	—	7,508
Currency translation adjustment	—	—	—	—	18,291	18,291

comprehensive income						25,799
Dividends and accretion on participating shares	—	—	—	(8,810)	—	(8,810)
Shares issued under employee stock plans	28	—	16	—	—	16

Balances at September 30, 2002	248,113	$5,139	$325,896	$(183,174)	$(82,807)	$65,054

Balances at March 31, 2001	247,571	$5,130	$325,399	$(302,619)	$(93,552)	$(65,642)
Net earnings	—	—	—	123,250	—	123,250
Currency translation adjustment	—	—	—	—	3,193	3,193

comprehensive income						126,443
Dividends and accretion on participating shares	—	—	—	(8,273)	—	(8,273)
Shares issued under employee stock plans	514	8	481	—	—	489

Balances at September 30, 2001	248,085	$5,138	$325,880	$(187,642)	$(90,359)	$53,017

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.      Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and six months ended September 30, 2002 and 2001, the consolidated statements of cash flows for the six months ended September 30, 2002 and 2001, and the consolidated statement of shareholders’ equity (deficit) and accumulated other comprehensive losses for the six months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report contained in Form 10-K for the year ended March 31, 2002. Certain prior year amounts have been reclassified to conform to current year presentations.

The financial statements contained herein for the three and six months ended September 30, 2002 and September 30, 2001 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2002 have beendelivered to the Registrar of Companies for England and Wales. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Note 2.      Accounting Change

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they are reviewed annually for possible impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. We adopted SFAS 142 effective April 1, 2002. During the first quarter of the fiscal year ending March 31, 2003, we finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets under the requirements of SFAS 142. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary.

The following table reflects our unaudited pro forma results of operations giving effect to SFAS 142 as if it were adopted on April 1, 2001 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Reported net earnings (loss)	$1,756	$(3,408)	$7,508	$123,250
Add-back goodwill amortization, net of taxes	—	1,116	—	3,760

Adjusted net earnings (loss)	$1,756	$(2,292)	$7,508	$127,010

Basic (loss) earnings available to common shareholders per ADS:
Reported net earnings (loss) per ADS	$(0.04)	$(0.12)	$(0.02)	$1.86
Add-back goodwill amortization, net of taxes	—	0.02	—	0.06

Adjusted net earnings (loss) per ADS	$(0.04)	$(0.10)	$(0.02)	$1.92

Weighted average ADSs	62,026	61,935	62,024	61,914

Diluted (loss) earnings available to common shareholders per ADS:
Reported net earnings (loss) per ADS	$(0.04)	$(0.12)	$(0.02)	$1.86
Add-back goodwill amortization, net of taxes	—	0.02	—	0.06

Adjusted net earnings (loss) per ADS	$(0.04)	$(0.10)	$(0.02)	$1.92

Weighted average ADSs	62,026	61,935	62,024	62,263

As of September 30, 2002, goodwill amounted to $247.4 million. Changes to goodwill for the six months ended September 30, 2002 resulted primarily from fluctuations in foreign currency exchange rates and an adjustment related to a prior year acquisition. Non-compete agreements, net amounted to $0.9 million, which included $2.9 million of accumulated amortization.

Aggregate amortization expense of non-compete agreements for the first six months of fiscal 2003 amounted to $0.2 million. Estimated amortization expense for the current fiscal year is $0.3 million and the succeeding five fiscal years is between $0.1 million and $0.2 million per year.

Goodwill by operating segment as of September 30, 2002 (in thousands):

Goodwill

United States	$72,736
Europe	167,258
International	7,453

Total	$247,447

Note 3.      Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. As a result, the gains or losses from debt extinguishments will no longer be classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. We will adopt the provisions of Statement 145 for the first quarter of our fiscal year 2004. Upon adoption, prior year’s gains from debt extinguishment will be reclassified to continuing operations.

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

4.   Restructuring and Other Special Charges

Fiscal Year 2002 Charge:

The hiring of a new Chief Executive Officer in March of 2001 was the first in a series of changes to our senior management team. Upon the completion of the financial restructuring plan at the end of the second quarter of fiscal year 2002, we made additional significant changes to our senior management team. Our new management team reviewed the existing restructuring plan and, as a result of changing business conditions in the U.S. and Europe and revisions to our business strategies, we modified our 2001 restructuring plan in the second, third and fourth quarters of fiscal year 2002 and implemented a new restructuring plan for fiscal year 2002. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions and evaluations, we reversed $13.0 million of fiscal year 2001 severance and facility restructuring reserves in fiscal year 2002 while recording a pre-tax restructuring charge of $11.0 million during fiscal year 2002. Due to a change in estimate, we reversed $0.01 million of fiscal year 2002 charges in fiscal year 2003.

During fiscal year 2002, we incurred restructuring charges that included $4.9 million related to severance for 355 employees in the U.S., Canada and Europe. We expect substantially all of these reductions to be completed by March 31, 2003. Cash outlays for the reductions during the first six months of fiscal year 2003 totaled $0.5 million. The restructuring charges also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Cash outlays for the facilities during the first six months of fiscal year 2003 totaled $2.0 million. The following table summarizes the fiscal year 2002 restructuring charges:

2002 Restructuring Charge:

(in 000’s)	Fiscal 2002 Expense	Reserve at March 31, 2002	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2002

Severance	$4,967	$1,210	$(511)	$(81)	$618
Future lease obligations on facility closures	6,074	3,426	(1,965)	67	1,528

Total	$11,041	$4,636	$(2,476)	$(14)	$2,146

Fiscal Year 2001 Charge:

Our fiscal year 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,200 positions worldwide. However, as a result of the changes in senior management and higher than anticipated employee attrition discussed above, we determined during fiscal year 2002 that $10.1 million of the original severance reserve would not be required. Cash outlays related to these reductions during the first six months of fiscal year 2003 totaled $0.1 million. We expect cash outlays for the workforce reductions to be completed by March 31, 2003.

The fiscal year 2001 restructuring charge also included $4.3 million for future lease obligations on facility closures and exit costs. As a result of the changes in senior management, we determined during fiscal year 2002 that $3.0 million of facility reserves would not be required. Cash outlays for facilities during the first six months of fiscal year 2003 totaled $0.03 million. We expect the remaining lease obligations related to these facility closures to be substantially completed by March 31, 2003. Due to a change in estimate, we reversed $0.3 million of fiscal year 2001 facility charges during fiscal year 2003. The following table summarizes the fiscal year 2001 restructuring charge:

2001 Restructuring Charge:

(in 000’s)	Fiscal 2001 Expense	Reserve at March 31, 2002	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2002

Severance	$21,766	$414	$(87)	$—	$327
Future lease obligations on facility closures and other exit costs	4,295	475	(28)	(317)	130

Total	$26,061	$889	$(115)	$(317)	$457

Fiscal Year 1999: We recorded certain restructuring and other non-cash special charges during the third and fourth quarters of the fiscal year ended March 31, 1999. The restructuring charge included $19.8 million related to severance, representing the reduction of approximately 1,400 positions worldwide and the elimination of excess facilities. Special charges included the write-off of goodwill and other long-lived assets, as well as the write-down of assets, which were impacted as a result of the termination of certain agreements between Kodak and us. Due to a change in estimate, we reversed $0.2 million of fiscal year 1999 facility charges during fiscal year 2003. The following table summarizes the restructuring and other special pre-tax charges:

1999 Restructuring Charge:

(in 000’s)	Fiscal 1999 Expense	Reserve at March 31, 2002	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2002

Future lease obligations on facility closures and other exit costs	$19,820	$425	—	$(225)	$200
Severance	19,790	—	—	—	—
Write-off of leasehold improvements on facility closures	3,084	—	—	—	—

Total	$42,694	$425	—	$(225)	$200

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

An escrow account of $5 million of the DSI purchase price was set-aside at closing. The purchase price was subject to an adjustment depending on the value of DSI’s net assets as of the closing of the sale, which was estimated at $82.4 million. As of June 30, 2002, the value of DSI’s net assets as of the closing of the sale were determined to be $77.9 million. Therefore, the consideration has been adjusted downward by $4.5 million, which amount has been released from the escrow account to Pitney Bowes, Inc. while the remaining $0.5 million has been released to us.

The sale of DSI resulted in a gain in the first six months of fiscal year 2002 of $107.7 million after income taxes of $69.7 million. During the three months ended September 30, 2001, we incurred an additional $1.2 million of purchase price adjustments and expenses related to the sale of DSI. A summary of the operating results of discontinued operations are as follows:

(in 000’s)	For the three months ended September 30, 2001	For the six months ended September 30, 2001

Revenue	$—	$74,234

Earnings before income taxes	$—	$6,664
Provision for income taxes	85	2,559

Net earnings (loss) from discontinued operations	(85)	4,105
Gain (loss) from sale of discontinued operations after income taxes (benefits) of ($4.1) and $69.7 million, respectively	(1,206)	107,656

Discontinued operations, net of tax	$(1,291)	$111,761

Note 6.      Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS computations for the three and six months ended September 30, 2002 and 2001:

	For the three months ended September 30, 2002			For the three months ended September 30, 2001

(In 000’s except per share amounts)	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount

Basic earnings (loss) available to common shareholders per ADS:
Earnings (loss) from continuing operations	$1,756			$(1,876)

Dividends and accretion on participating shares	(4,463)			(4,199)

Earnings (loss)	(2,707)	62,026	$(0.04)	(6,075)	61,935	$(0.10)

Effect of dilutive securities:
Stock options	—	—		—	—

Diluted earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(2,707)	62,026	$(0.04)	$(6,075)	61,935	$(0.10)

	For the six months ended September 30, 2002			For the six months ended September 30, 2001

(In 000’s except per share amounts)	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount

Basic earnings (loss) available to common shareholders per ADS:
Earnings (loss) from continuing operations	$7,508			$(15,032)

Dividends and accretion on participating shares	(8,856)			(8,336)

Earnings (loss)	(1,348)	62,024	$(0.02)	(23,368)	61,914	$(0.38)

Effect of dilutive securities:
Stock options	—	—		—	—

Diluted earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(1,348)	62,024	$(0.02)	$(23,368)	61,914	$(0.38)

The effect of our 6.5% convertible participating shares are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2002 and 2001 and the effect of our 6.75% convertible subordinated notes are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2001 because they are not dilutive.

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

Three Months Ended September 30,	Danka United States $000	Danka Europe $000	Danka International $000	Other $000	Total $000

2002
Total revenue	$187,454	$126,440	$29,856	$—	$343,750

Operating earnings (loss) from continuing operations	8,523	5,524	(6,541)	1,755	9,261
Interest expense					(6,881)
Provision (benefit) for income taxes					644
Earnings (loss) from continuing operations before extraordinary items					1,756

2001
Total revenue	$213,738	$130,906	$35,817	$849	$381,310

Operating earnings (loss) from continuing operations	2,369	1,949	(309)	205	4,214
Interest expense					(11,053)
Provision (benefit) for income taxes					(4,506)
Earnings (loss) from continuing operations before extraordinary items					(1,876)

Six Months Ended September 30,	Danka United States $000	Danka Europe $000	Danka International $000	Other $000	Total $000

2002
Total revenue	$375,494	$253,128	$62,189	—	$690,811

Operating earnings (loss) from continuing operations	22,557	12,960	(8,356)	(2,899)	24,262
Interest expense					(14,303)
Provision (benefit) for income taxes					2,771
Earnings (loss) from continuing operations before extraordinary items					7,508

2001
Total revenue	$441,530	$270,634	$75,017	$(4,203)	$782,978

Operating earnings (loss) from continuing operations	8,089	6,328	413	(11,807)	3,023
Interest expense					(26,924)
Provision (benefit) for income taxes					(7,710)
Earnings (loss) from continuing operations before extraordinary items					(15,032)

Note 8.      Debt

Debt consisted of the following at September 30, 2002 and March 31, 2002:

(in 000’s)	September 30, 2002	March 31, 2002

Credit facility (limited to $221.0 million) interest at LIBOR plus an applicable margin (7.2% average interest rate for 2003)due March 2006 – see below	$121,000	$170,000
Zero coupon senior subordinated notes due April 2004	47,593	47,593
10% subordinated notes due April 2008	64,520	64,520
6.75% convertible subordinated notes – see below	—	15,988
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	4,562	6,353

Total long-term debt and notes payable	237,675	304,454
Less current maturities of long-term debt and notes payable	27,277	36,293

Long-term debt and notes payable, less current maturities	$210,398	$268,161

We entered into an amended and restated credit facility on June 14, 2002 with our existing senior bank lenders to provide us with financing through March 31, 2004. Total commitments under the facility are $221.0 million consisting of a $70.0 million revolver commitment, a $121.0 million term loan and a $30 million letter of credit commitment. At September 30, 2002, we had an outstanding balance of $121.0 million under the credit facility, with no amount due under the revolver. On June 20, 2002, we paid a $4.1 million fee to our senior bank lenders for an option to extend the credit facility for an additional two years through March 31, 2006. We exercised that option by paying an additional fee of $2.8 million in September 2002. The term loan component of the facility, as extended, requires principal repayments in installments of $16.0 million in fiscal year 2003 ($4 million at the end of each quarter), $32 million in fiscal years 2004 and 2005 ($8 million at the end of each quarter), $24 million in fiscal year 2006 ($8 million at the end of each quarter), with the balance due March 31, 2006. The interest rate on the extended revolver and term loan components are at LIBOR plus 7.5% effective September 30, 2002, except that, if we do not receive a rating for the indebtedness under the extended credit facility from Moody’s of at least B2 during any interest period commencing on or after November 30, 2002, the interest rate for each such interest period will increase to LIBOR plus 8.25%

On March 18, 2002, we entered into an interest rate cap agreement with Bank of America. The interest rate cap will pay us the difference between the quarterly LIBOR and 3.99% on a notional amount of $80 million for the period March 18, 2002 to March 18, 2003. If we were to have settled the commitment related to our interest rate swap on September 30, 2002, the amount due to us would have been de minimis.

Our indebtedness under the credit facility is secured by substantially all of our assets in the United States, Canada, United Kingdom, Netherlands, and Germany. The credit facility contains negative and affirmative covenants which place restrictions on us regarding, among other things, the disposition of assets, capital expenditures, additional indebtedness and permitted liens, and prohibits the payment of dividends (other than payment-in-kind dividends on our participating shares). The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA, a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of annual capital expenditures, each as defined in the credit facility. We were in compliance with all of the applicable covenants at September 30, 2002.

We incurred $11.2 million in bank fees and $6.6 million in third party fees in the prior year relating to the fiscal year 2002 amended and restated facility. These fees are being amortized over the term of the facility. We are also required to pay fees of 1% of total commitments at December 31, 2002, March 31, 2003, December 31, 2003, March 31, 2004, December 31, 2004, March 31, 2005 and June 30, 2005, and fees of 2% of the total commitments at June 30, 2003 and June 30, 2004.

We have $47,593,000 in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64,520,000 in principal amount of 10% subordinated notes due April 1, 2008. The senior subordinated notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both our 100% owned U.S. subsidiaries. The 6.75% convertible subordinated notes were due April 2002 and were fully repaid at that time.

Note 9.      Supplemental Consolidating Financial Data for Subsidiary Guarantors

On June 29, 2001, we completed an exchange offer for 92% of our 6.75% convertible subordinated notes due April 1, 2002. We issued zero coupon senior subordinated notes due April 1, 2004 as partial consideration. The zero coupon senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by our 100% owned subsidiaries, Danka Holding Company and Danka Office Imaging Company (collectively, the “Subsidiary Guarantors”). The Subsidiary Guarantors represent substantially all of our operations conducted in the United States of America.

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

	Supplemental Consolidating Statement of Operation For the Three Months Ended September 30, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

	$000	$000	$000	$000	$000
Revenue:
Retail equipment sales	$—	$68,390	$49,673	$—	$118,063
Retail service, supplies and rentals	—	119,065	88,096	—	207,161
Wholesale	—	—	18,526	—	18,526

Total revenue	—	187,455	156,295	—	343,750

Costs and operating expenses:
Cost of retail equipment sales	—	45,441	34,092	—	79,533
Retail service, supplies and rental costs	—	65,381	60,295	—	125,676
Wholesale costs of revenue	—	—	14,714	—	14,714
Selling, general and administrative expenses	1,123	69,529	47,536	—	118,188
Amortization of intangible assets	—	81	157	—	238
Restructuring charges (credits)	—	(555)	—	—	(555)
Equity (income) loss	4,749	—	—	(4,749)	—
Other (income) expense	(3,384)	(894)	974	(1)	(3,305)

Total costs and operating expenses	2,488	178,983	157,768	(4,750)	334,489

Operating earnings (loss) from continuing operations	(2,488)	8,472	(1,473)	4,750	9,261
Interest expense	(6,864)	(7,679)	(14,756)	22,418	(6,881)
Interest income	13,500	15	8,923	(22,418)	20

Earnings (loss) from continuing operations before income taxes	4,148	808	(7,306)	4,750	2,400
Provision (benefit) for income taxes	2,392	217	(1,966)	1	644

Net (loss) earnings	1,756	591	(5,340)	4,749	1,756

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Consolidating Statement of Operation For the Three Months Ended September 30, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

	$000	$000	$000	$000	$000
Revenue:
Retail equipment sales	$—	$73,434	$58,594	$—	$132,028
Retail service, supplies and rentals	—	140,304	91,994	—	232,298
Wholesale	—	—	16,984	—	16,984

Total revenue	—	213,738	167,572	—	381,310

Costs and operating expenses:
Cost of retail equipment sales	—	60,350	40,764	—	101,114
Retail service, supplies and rental costs	—	76,105	60,870	—	136,975
Wholesale costs of revenue	—	—	13,671	—	13,671
Selling, general and administrative expenses	919	78,304	48,210	—	127,433
Amortization of intangible assets	—	945	1,749	—	2,694
Restructuring charges (credits)	—	(1,992)	—	—	(1,992)
Equity (income)/loss	21,731	—	—	(21,731)	—
Other (income)/expense	(3,611)	923	158	(269)	(2,799)

Total costs and operating expenses	19,039	214,635	165,422	(22,000)	377,096

Operating earnings (loss) from continuing operations	(19,039)	(897)	2,150	22,000	4,214
Interest expense	4,890	(19,131)	84,124	(80,936)	(11,053)
Interest income	13,149	141	(93,769)	80,936	457

Earnings (loss) from continuing operations before income taxes	(1,000)	(19,887)	(7,495)	22,000	(6,382)
Provision (benefit) for income taxes	2,167	(6,339)	43	(377)	(4,506)

Earnings (loss) from continuing operations before extraordinary items	(3,167)	(13,548)	(7,538)	22,377	(1,876)
Discontinued operations, net of tax	—	—	(1,291)	—	(1,291)
Extraordinary gain early retirement of debt, net of tax	(241)	—	—	—	(241)

Net (loss) earnings	$(3,408)	$(13,548)	$(8,829)	$22,377	$(3,408)

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Consolidating Statement of Operation For the Six Months Ended September 30, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

	$000	$000	$000	$000	$000
Revenue:
Retail equipment sales	$—	$130,095	$98,050	$—	$228,145
Retail service, supplies and rentals	—	245,399	178,004	—	423,403
Wholesale	—	—	39,263	—	39,263

Total revenue	—	375,494	315,317	—	690,811

Costs and operating expenses:
Cost of retail equipment sales	—	83,482	67,215	—	150,697
Retail service, supplies and rental costs	—	132,409	118,221	—	250,630
Wholesale costs of revenue	—	—	31,656	—	31,656
Selling, general and administrative expenses	2,182	142,551	92,984	—	237,717
Amortization of intangible assets	—	166	157	—	323
Restructuring charges (credits)	—	(555)	—	—	(555)
Equity (income) loss	11,848	—	—	(11,848)	—
Other (income) expense	(15,227)	(895)	12,202	0	(3,919)

Total costs and operating expenses	(1,197)	357,158	322,435	(11,848)	666,549

Operating earnings (loss) from continuing operations	1,197	18,336	(7,118)	11,848	24,262
Interest expense	(13,642)	(15,653)	(29,853)	44,845	(14,303)
Interest income	27,098	295	17,772	(44,845)	320

Earnings (loss) from continuing operations before income taxes	14,653	2,978	(19,199)	11,848	10,279
Provision (benefit) for income taxes	7,145	803	(5,177)	—	2,771

Net (loss) earnings	$7,508	$2,175	$(14,022)	$11,848	$7,508

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Consolidating Statement of Operation For the Six Months Ended September 30, 2001

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

	$000	$000	$000	$000	$000
Revenue:
Retail equipment sales	$—	$145,547	$119,567	$—	$265,114
Retail service, supplies and rentals	—	289,267	190,559	—	479,826
Wholesale			38,038		38,038

Total revenue	—	434,814	348,164	—	782,978

Costs and operating expenses:
Cost of retail equipment sales	—	118,712	84,070	—	202,782
Retail service, supplies and rental costs	—	154,236	125,594	—	279,830
Wholesale costs of revenue			30,937		30,937
Selling, general and administrative expenses	2,067	164,586	96,478	—	263,131
Amortization of intangible assets	—	1,891	3,472	—	5,363
Restructuring charges (credits)	—	(1,992)	—	—	(1,992)
Equity (income)/loss	(100,242)	—	—	100,242	—
Other (income)/expense	(4,990)	1,636	2,148	1,110	(96)

Total costs and operating expenses	(103,165)	439,069	342,699	101,352	779,955

Operating earnings (loss) from continuing operations	103,165	(4,255)	5,465	(101,352)	3,023
Interest expense	(22,910)	(39,148)	79,560	(44,426)	(26,924)
Interest income	27,387	760	(71,414)	44,426	1,159

Earnings (loss) from continuing operations before income taxes	107,642	(42,643)	13,611	(101,352)	(22,742)
Provision (benefit) for income taxes	2,205	(13,691)	4,153	(377)	(7,710)

Earnings (loss) from continuing operations before extraordinary items	105,437	(28,952)	9,458	(100,975)	(15,032)
Discontinued operations, net of tax	(8,708)	83,784	36,685	—	111,761
Extraordinary gain early retirement of debt, net of tax	26,521	—	—	—	26,521

Net (loss) earnings	$123,250	$54,832	$46,143	$(100,975)	$123,250

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Condensed Consolidating Balance Sheet Information September 30, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

	$000	$000	$000	$000	$000

Assets
Current assets:
Cash and cash equivalents	$7,387	$2,704	$27,731	$—	$37,822
Accounts receivable, net	—	127,027	137,141	—	264,168
Inventories	—	47,484	69,021	—	116,505
Prepaid expenses, deferred income taxes and other current assets	8,976	22,521	9,742	—	41,239

Total current assets	16,363	199,736	243,635	—	459,734

Equipment on operating leases, net	—	24,603	21,798	—	46,401
Property and equipment, net	—	47,392	11,440	—	58,832
Intangible assets, net	—	94,452	153,906	—	248,358
Investment in subsidiaries	619,723	(17,782)	18,796	(620,737)	—
Other assets	10,463	54,899	(14,264)	—	51,098

Total assets	$646,549	$403,300	$435,311	$(620,737)	$864,423

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$20,000	$162	$7,115	$—	$27,277
Accounts payable	35	59,851	43,011	—	102,897
Accrued expenses and other current liabilities	(1,299)	63,898	79,017	(1)	141,615
Deferred revenue	—	17,069	25,786	—	42,855
Due to/(from) affiliate	100,332	129,227	(225,514)	(4,045)	—

Total current liabilities	119,068	270,207	(70,585)	(4,046)	314,644

Due to/(from) affiliates - long-term		200,000	(200,000)	—	—
Long-term debt and notes payables, less current maturities	213,114	805	(3,521)	—	210,398
Deferred income taxes and other long- term liabilities	—	9,230	15,784	—	25,014

Total liabilities	332,182	480,242	(258,322)	(4,046)	550,056

6.5% convertible participating shares	249,313	—	—	—	249,313

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,139	258	608,999	(609,257)	5,139
Additional paid-in capital	325,896	306,660	(96,719)	(209,941)	325,896
Retained earnings (accumulated deficit)	(183,174)	(369,814)	435,148	(65,334)	(183,174)
Accumulated other comprehensive (loss) income	(82,807)	(14,046)	(253,795)	267,841	(82,807)

Total shareholders’ equity (deficit)	65,054	(76,942)	693,633	(616,691)	65,054

Total liabilities & shareholders’ equity (deficit)	$646,549	$403,300	$435,311	$(620,737)	$864,423

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Condensed Consolidating Balance Sheet Information March 31, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

	$000	$000	$000	$000	$000

Assets
Current assets:
Cash and cash equivalents	$8,420	$10,453	$40,597	$—	$59,470
Accounts receivable, net	—	143,685	148,665	—	292,350
Inventories	—	46,584	84,015	—	130,599
Prepaid expenses, deferred income taxes and other current assets	5,060	21,470	9,405	—	35,935

Total current assets	13,480	222,192	282,682	—	518,354

Equipment on operating leases, net	—	29,408	28,024	—	57,432
Property and equipment, net	—	49,250	11,299	—	60,549
Intangible assets, net	—	94,619	138,367	—	232,986
Investment in subsidiaries	631,571	1,014	1	(632,586)	—
Other assets	13,183	41,192	1,991	—	56,366

Total assets	$658,234	$437,675	$462,364	$(632,586)	$925,687

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$31,988	$161	$4,144	$—	$36,293
Accounts payable	5,822	69,535	35,229	—	110,586
Accrued expenses and other current liabilities	6,149	70,497	75,630	4,044	156,320
Deferred revenue	—	19,951	22,392	—	42,343
Due to/(from) affiliate	59,591	134,180	(189,726)	(4,045)	—

Total current liabilities	103,550	294,324	(52,331)	(1)	345,542

Due to/(from) affiliates - long-term		200,000	(200,000)	—	—
Long-term debt and notes payables, less current maturities	266,114	817	1,230	—	268,161
Deferred income taxes and other long- term liabilities	—	7,621	15,794	—	23,415

Total liabilities	369,664	502,762	(235,307)	(1)	637,118

6.5% convertible participating shares	240,520	—	—	—	240,520

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,139	258	608,999	(609,257)	5,139
Additional paid-in capital	325,880	306,644	(96,703)	(209,941)	325,880
Retained earnings (accumulated deficit)	(181,871)	(371,989)	449,170	(77,182)	(181,872)
Accumulated other comprehensive (loss) income	(101,098)	—	(263,795)	263,795	(101,098)

Total shareholders’ equity (deficit)	48,050	(65,087)	697,671	(632,585)	48,049

Total liabilities & shareholders’ equity (deficit)	$658,234	$437,675	$462,364	$(632,586)	$925,687

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$68,261	$3,187	$(3,862)	—	$67,586

Investing activities
Capital expenditures	—	(10,948)	(6,493)	—	(17,441)
Proceeds from sale of property and equipment	—	23	211	—	234
Proceeds from sale of business	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(10,925)	(6,282)	—	(17,207)

Financing activities
Net (payment) borrowing of debt	(65,391)	(11)	(1,780)	—	(67,182)
Payment of debt issue costs	(6,938)	—	—	—	(6,938)

Net cash provided by (used in) financing activities	(72,329)	(11)	(1,780)	—	(74,120)

Effect of exchange rates	3,035	—	(942)	—	2,093

Net increase (decrease) in cash	(1,033)	(7,749)	(12,866)	—	(21,648)

Cash and cash equivalents, beginning of period	8,420	10,453	40,597	—	59,470

Cash and cash equivalents, end of period	$7,387	$2,704	$27,731	—	$37,822

	Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2001

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total

	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$284,318	$(150,224)	$(86,621)	—	$47,473

Investing activities
Capital expenditures	—	(16,168)	(5,664)	—	(21,832)
Proceeds from sale of property and equipment	—	51	199	—	250
Proceeds from sale of business	—	178,591	94,627	—	273,218

Net cash provided by (used in) investing activities	—	162,474	89,162	—	251,636

Financing activities
Net (payment) borrowing of debt	(249,842)	(43,887)	(3,601)	—	(297,330)
Payment of debt issue costs	(24,437)				(24,437)

Net cash provided by (used in) financing activities	(274,279)	(43,887)	(3,601)	—	(321,767)

Effect of exchange rates	442	—	3,972	—	4,414

Net increase (decrease) in cash	10,481	(31,637)	2,912	—	(18,244)

Cash and cash equivalents, beginning of period	5,471	27,723	35,891	—	69,085

Cash and cash equivalents, end of period	$15,952	$(3,914)	$38,803	—	$50,841

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 29, 2001 we completed a three part financial restructuring plan that reduced and refinanced our indebtedness. The three parts of the plan were:

•	the sale of our Danka Services International (“DSI”) business,

•	an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002, and

•	the refinancing of our senior bank debt.

We sold DSI to Pitney Bowes for $290 million in cash, subject to an adjustment depending on the value of DSI’s net assets on closing. The consideration for DSI has been adjusted downward by $4.5 million, being the amount by which the value of DSI’s net assets at closing of the sale were less than the valuation of $82.4 million. We used the net proceeds from the sale of DSI to repay part of our senior bank debt, to finance cash payable under an exchange offer for our 6.75% subordinated notes due 2002, to finance the cost of the exchange offer and to finance costs associated with the refinancing of our senior bank debt.

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

Results of Continuing Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenue:
Retail equipment sales	34.3%	34.6%	33.0%	33.9%
Retail service, supplies and rentals	60.3	60.9	61.3	61.3
Wholesale	5.4	4.5	5.7	4.8

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue	64.0	66.0	62.7	65.6
Gross profit	36.0	34.0	37.3	34.4
Selling, general and administrative expenses	34.4	33.4	34.4	33.6
Amortization of intangible assets	0.1	0.7	—	0.7
Restructuring charges (credits)	(0.2)	(0.5)	(0.1)	(0.3)
Other (income) expense	(1.0)	(0.7)	(0.6)	—

Operating earnings (loss) from continuing operations	2.7	1.1	3.6	0.4
Interest expense	(2.0)	(2.9)	(2.1)	(3.4)
Interest income	—	0.1	—	0.1

Earnings (loss) from continuing operations before income taxes	0.7	(1.7)	1.5	(2.9)
Provision (benefit) for income taxes	0.2	(1.2)	0.4	(1.0)

Earnings (loss) from continuing operations before extraordinary items	0.5	(0.5)	1.1	(1.9)

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended		For the Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Retail equipment sales	32.6%	23.4%	33.9%	23.5%
Retail service, supplies and rentals	39.3	41.0	40.8	41.7
Wholesale	20.6	19.5	19.4	18.7

Three Months Ended September 30, 2002 compared to the Three Months Ended September 30, 2001

The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of DSI are presented as discontinued operations and the gain resulting from the exchange offer of our 6.75% convertible subordinated notes is presented as an extraordinary item.

Revenue

Total revenue for the second quarter of fiscal 2003 declined by $37.6 million or 9.9% to $343.7 million from $381.3 million in the prior year second quarter. Our total revenue in the current year second quarter was positively impacted by a $12.3 million foreign currency movement. Retail equipment sales declined across all segments by a total of $14.0 million or 10.6% primarily due to technology convergence, a global slowdown in capital spending, our continuing focus on higher-margin sales and a reduction of our U.S. sales force, offset by a positive $4.8 million foreign currency movement. Retail service, supplies and rentals revenue declined by $25.1 million or 10.8%, primarily due to a $21.2 million or 15.1% decrease in the United States resulting from selling a reduced number of machines as the market transitions away from analog machines to digital machines and the impact of technology convergence on service revenues. These decreases were offset by a positive $7.1 million foreign currency movement which resulted in retail service, supplies and rental revenues for our European operations slightly exceeding the prior year. Wholesale revenue for the second quarter of fiscal 2003 increased by $1.5 million, primarily due to increased demand in Europe and a positive $0.4 million foreign currency movement.

Gross Profit

Our total gross profit margin increased to 36.0% in the second quarter ended September 30, 2002 from 34.0% in the prior year second quarter. The increase in our profit margin is primarily due to higher margin retail equipment transactions in the United States and an increase in equipment leasing income of approximately $4.2 million related to lease and residual equipment payments from an external lease funding program. This increase was offset by a $3.4 million charge that consisted primarily of inventory and residual write-downs in Canada.

The retail equipment margin increased to 32.6% in the second quarter from 23.4% in the prior year second quarter, primarily due to an emphasis on higher margin transactions in the United States and Europe and higher leasing income offset by a $1.3 million write-down of inventory in our International division. Retail service, supplies and rental margins declined to 39.3% in the second quarter from 41.0% in the prior year second quarter due primarily to higher costs in Europe and a $1.5 million write-down of inventory and residuals in Canada. Wholesale margins increased to 20.6% in the second quarter from 19.5% in the prior year second quarter, primarily due to higher margin transactions in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the second quarter of fiscal 2003 declined by $9.2 million or 7.3% to $118.2 million from $127.4 million in the prior year second quarter. As a percentage of total revenue, SG&A expenses increased to 34.4% from 33.4% due primarily to lower revenues, increased personnel expenses (including $1.5 million of severance and consolidation costs for our International division) and $2.5 million of expenses associated with the implementation of our Vision 21 reengineering initiative, which includes our U.S. management information system. The decrease in SG&A in the second quarter as compared to the prior year second quarter was primarily due to lower employee costs resulting from our restructuring efforts, lower facility costs in the United States, and the reversal of $3.5 million of a prior year first quarter charge associated with the sale by our tax retention operation lease (TROL) facility of several properties, offset by higher than expected expenses associated with implementing our Vision 21 reengineering initiative.

Amortization of Intangible Assets

Amortization of our intangible assets decreased to $0.2 million in the second quarter of fiscal 2003 from $2.7 million in the prior year second quarter. This difference was primarily due to the discontinuance of amortization of goodwill under SFAS 142.

Restructuring Charges

We reversed $0.6 million of restructuring charges for facilities and severance during the second quarter of fiscal year 2003 due to employee attrition and a lower estimate of facility charges. This reversal included $0.3 million for facilities within the 2001 plan and $0.2 million for facilities within the 1999 plan. In the second quarter of the prior year, senior management reviewed the existing restructuring plan and as a result of the changing business conditions in the U.S. and Europe and revisions to our business strategies, the decision was reached to modify the 2001 restructuring plan. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions, we reversed $9.4 million of severance and facility restructuring reserves in the second quarter of fiscal year 2002 while recording a pre-tax restructuring charge of $7.4 million in the second quarter of fiscal year 2002, which included $1.3 million for severance and $6.1 million for the exit of facilities.

Other (Income) Expense

Other income increased to $3.3 million for the second quarter of fiscal 2003 from $2.8 million in the prior year second quarter. Other income included a foreign currency gain of $4.2 million for the current quarter and $2.4 million for the prior year quarter.

Operating Earnings (Loss) from Continuing Operations

For the second quarter of fiscal 2003, operating earnings from continuing operations increased by $5.0 million to $9.3 million, compared to earnings of $4.2 million in the prior year second quarter.

Interest Expense and Interest Income

Interest expense decreased by $4.2 million to $6.9 million for the second quarter of fiscal 2003 from $11.1 million in the prior year second quarter. The decrease was the result of reduced outstanding debt over the past twelve months and lower interest rates. Interest income decreased by $0.4 million from the prior year second quarter due to lower cash balances.

Income Taxes

We recorded an income tax provision of $0.6 million for the second quarter of fiscal 2003 compared to a $4.5 million tax benefit for the comparable prior year period. The combined effective income tax rate was 26.8% for the second quarter as compared to 70.6% for the prior year second quarter. The change in the tax rate is primarily due to changes in the mix of earnings and losses from continuing operations before extraordinary items in certain tax jurisdictions.

Earnings (Loss) from Continuing Operations, before Extraordinary Items

For the second quarter of fiscal 2003, we generated net earnings from continuing operations of $1.8 million compared to a net loss from continuing operations of $1.9 million in the prior year second quarter. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss from continuing operations available to common shareholders of $0.04 per ADS in the second quarter compared to a net loss from continuing operations available to common shareholders of $0.10 per ADS in the prior year second quarter.

Discontinued Operations, Net of Tax

During the second quarter of fiscal 2002, we recorded an additional $1.3 million of purchase price adjustments, expenses related to the sale of DSI. Net earnings from discontinued operations were $0.02 per ADS in the prior year second quarter.

Extraordinary Gain, Net of Tax

During the second quarter of fiscal 2002, we adjusted the extraordinary gain on the early retirement of debt by $0.2 million, net of tax to reflect additional expenses associated with the early retirement of the debt.

Six Months Ended September 30, 2002 compared to the Six Months Ended September 30, 2001

The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of DSI are presented as discontinued operations and the gain resulting from the exchange offer of our 6.75% convertible subordinated notes is presented as an extraordinary item.

Revenue

Total revenue for the first six months of fiscal 2003, declined by $92.2 million or 11.8% to $690.8 million from $783.0 million in the comparable prior year period. Our total revenue in the first six months was positively impacted by an $18.2 million foreign currency movement. Retail equipment sales declined across all segments by a total of $37.0 million or 13.9% primarily due to technology convergence, a global slowdown in capital spending, our continuing focus on higher-margin sales and a reduction of our sales force offset by a positive $7.2 million foreign currency movement. Retail service, supplies and rentals revenue declined by $56.4 million or 11.8%, primarily due to a $45.0 million or 15.5% decrease in the United States resulting from selling a reduced number of machines as the market transitions away from analog office imaging machines to digital machines and the impact of technology convergence on service revenues, offset by a positive $10.3 million foreign currency movement. Wholesale revenue for the first six months of fiscal 2003 increased by $1.2 million, primarily due to increased demand in Europe and a positive $0.7 million foreign currency movement.

Gross Profit

Our total gross profit margin increased to 37.3% in the first six months of fiscal 2003 from 34.4% in the comparable prior year period. The increase in our profit margin is primarily due to higher margin transactions in the United States and an increase in equipment leasing income of approximately $7.0 million related to lease and residual equipment payments from an external lease funding program. This increase was offset by a $3.4 million charge that consists primarily of inventory and residual write-downs in Canada.

The retail equipment margin increased to 33.9% in the first six months of fiscal 2003 from 23.5% in the comparable prior year period, primarily due to an emphasis on higher margin transactions in the United States and Europe and higher leasing income. Retail service, supplies and rental margins declined to 40.8% in the first six months of fiscal 2003 from 41.7% in the comparable prior year period due to higher costs in Europe and a $1.5 million write-down of inventory and residuals in Canada. Wholesale margins increased to 19.4% in the first six months of fiscal 2003 from 18.7% in the comparable prior year period, primarily due to higher margin transactions in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the first six months of fiscal 2003 declined by $25.4 million or 9.7% to $237.7 million from $263.1 million in the comparable prior year period. As a percentage of total revenue, SG&A expenses increased to 34.4% from 33.6% due to lower revenues, $1.5 million of severance and consolidation costs for our International division and $6.1 million of expenses associated with the implementation of our Vision 21 reengineering initiative, which includes our U.S. management information system. The decrease in SG&A in the current period as compared to the comparable prior year period was primarily due to lower employee costs resulting from our restructuring efforts, lower facility related costs in the United States, $6.0 million of facility charges associated with our TROL facility incurred in the first quarter of the prior year offset by the reversal of $3.5 million of a prior year first quarter charge associated with the sale by our tax relention operation lease (TROL) facility of several properties and higher than expected expenses associated with implementing our Vision 21 reengineering initiative.

Amortization of Intangible Assets

Amortization of our intangible assets decreased to $0.3 million in the first six months of fiscal 2003 from $5.4 million in the comparable prior year period. This difference was primarily due to the discontinuance of amortization of goodwill under SFAS 142.

Restructuring Charges

We reversed $0.6 million of restructuring charges for facilities and severance during the second quarter of fiscal year 2003 due to employee attrition and a lower estimate of facility charges. This reversal included $0.3 million for facilities within the 2001 plan and $0.2 million for facilities within the 1999 plan. In the second quarter of the prior year, senior management reviewed the existing restructuring plan and as a result of the changing business conditions in the U.S. and Europe and revisions to our business strategies, the decision was reached to modify the 2001 restructuring plan. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions, we reversed $9.4 million of severance and facility restructuring reserves in the second quarter of fiscal year 2002 while recording a pre-tax restructuring charge of $7.4 million in the second quarter of fiscal year 2002, which included $1.3 million for severance and $6.1 million for the exit of facilities.

Other (Income) Expense

Other income increased to $3.9 million for the first six months of fiscal 2003 from $0.1 million in the prior year. The current period included a foreign currency gain of $4.4 million while the comparable prior year period included a foreign currency gain of $1.2 million and a $1.1 million provision relating to the sale of a business.

Operating Earnings (Loss) from Continuing Operations

For the first six months of fiscal 2003, operating earnings from continuing operations increased by $21.2 million to $24.3 million, compared to earnings of $3.0 million in the comparable prior year period.

Interest Expense and Interest Income

Interest expense decreased by $12.6 million to $14.3 million for the first six months of fiscal 2003 from $26.9 million in the prior year comparable period. The decrease was the result of reduced outstanding debt over the past twelve months and lower interest rates. Interest income decreased by $0.8 million from the prior year due to lower cash balances.

Income Taxes

We recorded an income tax provision of $2.8 million for the first six months of fiscal 2003 compared to a $7.7 million tax benefit for the comparable prior year period. The combined effective income tax rate was 27.0% for the current period as compared to 33.9% for the comparable prior year period. The change in the tax rate is primarily due to changes in the mix of earnings and losses from continuing operations before extraordinary items in certain tax jurisdictions.

Earnings (Loss) from Continuing Operations, before Extraordinary Items

For the second quarter of fiscal 2003, we generated net earnings from continuing operations of $7.5 million compared to a net loss from continuing operations of $15.0 million in the comparable prior year period. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss from continuing operations available to common shareholders of $0.02 per ADS in the second quarter compared to a net loss from continuing operations available to common shareholders of $0.38 per ADS in the comparable prior year period.

Discontinued Operations, Net of Tax

During the second quarter of fiscal 2002, we recorded a gain on the sale of DSI of $107.7 million after tax and earnings from discontinued operations of $4.1 million, net of tax. Net earnings from discontinued operations were $1.81 per ADS in the prior year second quarter.

Extraordinary Gain, Net of Tax

During the second quarter of fiscal 2002, we generated a $26.5 million extraordinary gain on the early retirement of debt, net of tax. Net earnings from extraordinary items were $0.43 per ADS in the prior year second quarter.

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

We operate in 26 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 45.5% of our revenue for the second quarter of fiscal 2003 was generated outside the United States with 28.9% of our revenue generated in Euro countries, 7.9% in the United Kingdom, and 8.7% in other foreign locations. Approximately 43.7% of our revenue for the second quarter of fiscal 2002 was generated outside the United States with 26.9% generated in Euro countries, 7.4% in the United Kingdom, and 9.4% in other foreign locations. For the first six months of fiscal 2003, approximately 45.7% of our revenue was generated outside the United States with 29.1% of our revenue generated in Euro countries, 7.6% in the United Kingdom, and 9.0% in other foreign locations. For the first six months of fiscal 2002, approximately 44.1% of our revenue was generated outside the United States with 27.3% generated in Euro countries, 7.2% in the United Kingdom, and 9.6% in other foreign locations.

During the first six months of fiscal 2003, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 7.7% and 5.2%, respectively. These changes positively impacted revenue by approximately $18.2 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Liquidity and Capital Resources

We have a credit facility with a consortium of international lenders through March 31, 2006. Total commitments under the facility are $221.0 million, consisting of a $70 million revolver commitment, a $121.0 million term loan and a $30.0 million letter of credit commitment. At September 30, 2002, we had an outstanding balance of $121.0 million under the credit facility, with no amount due under the revolver. Availability of the revolver commitment is based on the amount of our receivables and inventory. The available commitment as of September 30, 2002 was $62.1 million. During the first six months of fiscal year 2003, we repaid $49.0 million of principal under the term loan. The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA and a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of our annual capital expenditures. We were in compliance with these covenants as of September 30, 2002.

On June 30, 2002, we paid a $4.1 million fee to our senior bank lenders for an option to extend the credit facility for an additional two years through March 31, 2006. We exercised that option by paying an additional fee of $2.8 million in September 2002.

We were incurring interest on our indebtedness under the credit facility during the second quarter and first six months of fiscal 2003 at a weighted average rate of approximately 7.3% and 7.2% per annum, respectively. The interest rate under the credit facility through September 30, 2002 was LIBOR, plus 4.75%. The interest rate under the extended credit facility increased to LIBOR plus 7.5% effective September 30, 2002, except that if we do not receive a rating for the indebtedness under the extended credit facility from Moody’s of at least B2 during any interest period commencing on or after November 30, 2002, the interest rate for each such interest period will increase to LIBOR plus 8.25%.

On July 1, 2002, we paid our banks a fee equal to 1% of the total commitment under the credit facility. We also will be required to pay fees of 1% of total commitments at December 31, 2002, March 31, 2003, December 31, 2003, March 31, 2004, December 31, 2004, March 31, 2005 and June 30, 2005, and fees of 2% of the total commitments at June 30, 2003 and June 30, 2004. These fees are in lieu of a 4% fee that would otherwise have been due at June 30, 2003 had the credit facility not been extended.

The term component of the facility, as extended, requires repayment of $16 million in fiscal year 2003 ($4 million at the end of each quarter), $32 million in fiscal years 2004 and 2005 ($8 million at the end of the each quarter) and $24 million in fiscal year 2006 ($8 million at the end of the first three quarters), with the balance due March 31, 2006. In addition, we are required to make additional repayments of our indebtedness under the credit facility in amounts equal to 50% of our excess cash flow (as defined in the credit facility) for each of our fiscal years.

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

We intend to refinance both our indebtedness under the credit facility and to refinance our zero coupon notes prior to maturity, but general economic conditions and conditions in the capital markets have so far prevented us from doing so on terms we deem acceptable. Our ability to refinance this indebtedness will depend upon our performance, our ability to access the capital markets and economic conditions generally, and no assurances can be given as to our ability to consummate any such refinancing or the terms of such refinancing.

In order to reduce future cash interest payments and future amounts due at maturity or on redemption, we or our affiliates may from time to time purchase our subordinated indebtedness for cash, in exchange for our ordinary shares and/or American depositary shares, or for a combination of debt and equity, in open market purchases and/or privately negotiated transactions. The amounts involved may be material. However, such repurchases and/or exchanges, if any, will depend upon prevailing market conditions, the price at which the subordinated indebtedness is available for purchase and/or exchange, our liquidity requirements and prospects for future access to capital, contractual restrictions, bank group approval and other factors, and may, in certain cases, require the prior approval of our shareholders. We can give no assurances as to our, or to our affiliates’ ability to consummate any such purchase or exchange or the terms of any such purchase or exchange.

The following table sets out our future payments for the following contractual obligations:

Contractual Obligations	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year

(in 000’s)
Credit Facility	$121,000	$24,000	$97,000
Notes Payable	112,114	—	112,114
Capital Leases	623	186	437
Other Long-Term Obligations	3,938	3,091	847

Total Contractual Obligations	$237,675	$27,277	$210,398

In addition to the above, on September 27, 2002, we entered into a long-term operating lease for facilities to house the headquarters of our U.S. operations. The lease is for 15 years at a rate that we believe is a competitive market rate.

Other Financing Arrangements

Danka Holding Company (“DHC”), one of our subsidiaries, is, and has been party to a number of tax retention operating leases (TROL). The TROL facility sold two properties during September for approximately $31.4 million and three properties in October for $3.5 million. The proceeds from these sales were used to pay off the entire outstanding obligation under the TROL facility of approximately $24.4 million (there was a $2.4 million balance as of September 30, 2002). Following those sales, DHC continues as lessee of one remaining property under the TROL, which is currently being offered for sale. Under the terms of the TROL agreement, we are entitled to receive the net proceeds from the sale of that property. We estimate the value of that property together with the two properties sold in October 2002 to be $1.5 million.

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares for the first five years. The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per American depositary share), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 25.3% of the total voting power of our capital stock. As of September 30, 2002, we had issued an additional 40,857 participating shares in respect of payment-in-kind dividends.

We are not permitted to pay dividends (other than payment-in-kind dividends on our participating shares) under our credit facility and we do not anticipate the payment of a dividend on our ordinary shares in the foreseeable future.

We are an English company and, under English law, we are allowed to pay dividends to shareholders only if:

•
we have accumulated, realized profits that have not been previously distributed or capitalized, in excess of our accumulated, realized losses that have not previously been written off in a reduction or reorganization of capital; and

•	our net assets are not less than the aggregate of our share capital and our non-distributable reserves, either before, or as a result of, dividends or other distributions.

At this time, we have insufficient, accumulated realized profits to pay dividends to shareholders. Since December 2000, we have satisfied our obligation to make payment-in-kind dividends on our participating shares by capitalizing part of our share premium account, which is a reserve required by English company law and which consists of premiums paid to us on the issuance of our shares.

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our United States customers to purchase equipment until March 31, 2006. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GE Capital. The minimum level of customer leases is equal to the greater of $176.6 million or a target calculated based on revenues. If we fail to provide a minimum level of customer leases under the agreement, we are required to pay penalty payments to GECC. For the year ended March 31, 2002 we were obligated for penalty payments of approximately $0.2 million to GE Capital because we did not satisfy the minimum level requirements. At our existing sales levels, we estimate that we will owe GE Capital a $1.5 million penalty as of November 30, 2002. We have recorded a reserve for this amount in our September 30, 2002 Consolidated Condensed Balance Sheet.

In addition, the GECC agreement requires us to maintain a specified minimum consolidated net worth. If we breach that covenant, GECC can refuse to provide financing to our new customers and terminate the agreement as to any future financings. The net worth covenant is the same as the minimum net worth covenant contained in our credit facility. We were in compliance with this covenant at September 30, 2002.

Fiscal authorities in the Netherlands are engaged in an audit of our Dutch operations. We do not believe that this audit, or any result thereof, will have a material impact on our financial position, results of operations or liquidity.

Our net cash flow provided by operating activities was $67.6 million and $47.5 million for the first six months of fiscal year 2003 and 2002, respectively. The increase in fiscal 2003 operating cash flow was primarily due to the generation of earnings from continuing operations. Net cash flow provided by (used in) investing activities was $(17.2) million and $251.6 million for the first six months of year fiscal 2003 and 2002, respectively. The decrease in fiscal 2003 cash flow from investing activities was primarily due to the non-recurrence of the $273.2 million in cash proceeds received from the sale of DSI partially offset by a $4.4 million reduction in capital expenditures. Net cash flow used in financing activities was $74.1 million and $321.8 million for the first six months of fiscal year 2003 and 2002, respectively. The decrease in fiscal 2003 cash flow from financing activities was due to the non-recurrence of proceeds from the sale of DSI to pay down debt.

Market Risk Management

Interest Rate Risk

Our exposure to interest rate risk primarily relates to our variable rate bank debt. As outlined above in “Liquidity and Capital Resources,” at September 30, 2002 we had an outstanding balance of $121.0 million under our credit facility. We incurred interest on our credit facility at a weighted average rate of 7.3% per annumduring the second quarter fiscal 2003 and 7.2% for the first six months of fiscal 2003. Pursuant to our credit agreement, we entered into an interest rate cap agreement with Bank of America. The interest rate cap will pay us the difference between the quarterly LIBOR and 3.99% on a notional amount of $80 million for the period March 18, 2002 to March 18, 2003. The three month LIBOR rate at September 30, 2002 was 1.83%.

Based on the outstanding balance under our credit facility, a change of 100 basis points in the average interest rate, with all other variables remaining constant, would cause an increase/decrease in our interest expense of approximately $1.2 million on an annual basis, subject to the interest rate cap discussed above.

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

Generally, we do not enter into forward and option contracts to manage our exposure to foreign currency fluctuations. At September 30, 2002, we had no outstanding forward contracts or option contracts to buy or sell foreign currency.

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

Critical Accounting Policies and Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require technical terminology. We follow accounting principles generally accepted in the U.S. in preparing our consolidated financial statements contained herein, which require us to make certain estimates and apply judgements that affect our financial position and results of operations. Our management continually reviews our accounting policies, how they are applied and how they are reported and disclosed in the financial statements. Following is a summary of our critical accounting policies and how they are applied in preparation of the financial statements.

Accounts Receivable

We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of any of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. Our estimates are influenced by the following considerations: our large number of customers and their dispersion across wide geographic areas, the fact that no single customer accounts for 5% or more of our net sales, our continuing credit evaluation of our customers’ financial conditions, credit insurance coverage in certain countries and collateral requirements from our customers in certain circumstances.

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

We perform an annual review of the unguaranteed residual values of leased equipment to verify that the recorded residual values do not exceed market valuations. If the residual value is below the market value, a reserve is charged to cost of goods sold. No residual value is recorded for used equipment.

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

Long-lived assets

We review long-lived assets for impairment as described in note 1 to our consolidated financial statements. In analyzing potential impairments, we use projections of future cash flows from the assets. These projections are based on our views of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values.

Goodwill

We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives.

Item 3.	Quantitative and Qualitative Analysis About Market Risk

The information set forth under the caption “Market Risk Management” on page 35 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this item.

Item 4.	Controls and Procedures

Within 90 days prior to this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved KPMG to perform services regarding local statutory audits and assist in certain tax issues during the six months ended September 30, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management’s plans or objectives, forecasts of market trends and other matters, are forward looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management are intended to identify forward looking statements. No assurance can be given that the results in any forward looking statement will be achieved. For the forward looking statements, we claim the protection of the safe harbor for forward looking statements provided in the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to, the following: (i) any material adverse change in financial markets or in our own position, (ii) any inability to achieve or maintain cost savings, (iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by our competitors, (iv) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any of our key upper management personnel, (vi) fluctuations in foreign currencies and (vii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. We undertake no obligation, and do not intend, to update these forward looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

         The annual general meeting of the shareholders of Danka Business Systems PLC was held on October 22, 2002. At the meeting, the following actions were taken by the shareholders:

1.	Kevin C. Daly was re-elected as Director of the Company. The voting on the resolution was as follows:

FOR	170,200,083

AGAINST	1,225,173

ABSTAIN	0

2.	Richard M. Haddrill was re-elected as Director of the Company. The voting on the resolution was as follows:

FOR	167,253,620

AGAINST	1,274,332

ABSTAIN	0

3.	W. Andrew McKenna was re-elected as Director of the Company. The voting on the resolution was as follows:

FOR	167,340,339

AGAINST	1,251,657

ABSTAIN	0

4.	C. Anthony Wainwright was re-elected as Director of the Company. The voting on the resolution was as follows:

FOR	167,016,115

AGAINST	1,553,741

ABSTAIN	0

5.	KPMG Audit PLC was appointed our auditor for fiscal year 2002, and the Board of Directors was authorized to fix the auditor’s remuneration. The voting on the resolution was as follows:

FOR	166,111,517

AGAINST	2,107,543

ABSTAIN	0

6.	The Board of Directors was granted the authority to allot securities up to an aggregate nominal amount of £843,313. The voting on the resolution was as follows:

FOR	163,255,142

AGAINST	5,143,186

ABSTAIN	0

7.	The Board of Directors was granted the authority to allot equity securities up to allot securities, subject to certain limitations, without providing certain pre-emptive rights. The voting on the resolution was as follows:

FOR	156,035,586

AGAINST	12,257,139

ABSTAIN	0

8.	The Danka 2002 Outside Director Stock Compensation Plan was approved. The voting on the resolution was as follows:

FOR	158,226,951

AGAINST	10,084,025

ABSTAIN	0

9.	An amendment to the annual limit on Outside Directors’ fees was approved. The voting on the resolution was as follows:

FOR	164,960,057

AGAINST	3,586,043

ABSTAIN	0

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

         (a)      Exhibits.

10.39 – Lease Agreement between DAN (FL) QRS 15-7 INC. and DANKA OFFICE IMAGING COMPANY dated as of September 27, 2002.
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

Danka Business Systems PLC (Registrant)
Date: November 14, 2002	/s/ F. MARK WOLFINGER

F. Mark Wolfinger Executive Vice-President and Chief Financial Officer (Chief Financial Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, P. Lang Lowrey, III, Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Danka Business Systems PLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ P. LANG LOWREY

P. Lang Lowrey Chief Executive Officer November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, F. Mark Wolfinger, Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Danka Business Systems PLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ F. MARK WOLFINGER

F. Mark Wolfinger Chief Financial Officer November 14, 2002