Form 10-Q
period 2002-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2003-02-14
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002 or

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

(727) 576-6003 in the United States

011-44-207-605-0150 in the United Kingdom

NOT APPLICABLE

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

        The registrant had 249,262,074 Ordinary Shares outstanding as of February 1, 2003

Special Note Regarding Forward Looking Statements

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management’s plans or objectives, forecasts of market trends and other matters, are forward looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management are intended to identify forward looking statements. No assurance can be given that the results in any forward looking statement will be achieved. For the forward looking statements, we claim the protection of the safe harbor for forward looking statements provided in the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to, the following (some of which are explained in greater detail below): (i) any material adverse change in financial markets or in our own position, (ii) any inability to achieve or maintain cost savings, (iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by our competitors, (iv) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any of our key upper management personnel, (vi) fluctuations in foreign currencies, and (vii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. We undertake no obligation, and do not intend, to update these forward looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

Risk Factors

Profitability—We incurred losses from continuing operations of $9.9 million during fiscal year 2002 and $233.5 million during fiscal year 2001. We generated earnings from continuing operations and net earnings of $10.8 million during the first nine months of fiscal year 2003, which fiscal year will end March 31, 2003. If we incur losses in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

We believe that our results for the first nine months of fiscal year 2003 and for fiscal years 2002 and 2001 were impacted in large part by competitive pressures, the transition in our industry from analog to digital products, our decision to substantially exit the analog business by positioning ourselves as a preeminent provider of digital equipment, services and solutions, the costs associated with the disposal of certain under-performing business units and the use of our resources to develop and grow areas of our business that do not rely on the sale and servicing of office imaging equipment.

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

Competition—Our industry is highly competitive. We have competitors in all markets in which we operate and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support, and leasing and rental financing. In addition, our suppliers continue to establish themselves as direct competitors in many of the areas in which we do business. Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of technology convergence, including the development of document management processing, retention and digital printing technologies. We may not be able to maintain, and we may even suffer a reduction of, our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices that we can obtain for our products and may affect our ability to retain customers, both of which could negatively affect our operating results.

Technological Changes—The office imaging industry continues to change from analog to digital photocopiers. Most of our digital products replace or compete with analog products. Digital photocopiers are more efficient than analog photocopiers, meaning that our customers require fewer of them to provide the same level of output. Digital photocopiers are increasingly more reliable than analog photocopiers and require less maintenance. This has contributed, in part, to a decline in our service contract revenue, which has traditionally formed a significant portion of our revenues. In addition, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete. Development of technologies in our industry, including digital and color products and printing and multi-function technology from outside the traditional office imaging industry, may impair our future operating performance and our ability to compete. For example, we may not be able to procure or gain access to products and bring them to the marketplace, or to make the investments necessary for us to maintain a technologically competitive workforce.

We launched three major initiatives in fiscal year 2002, which are designed to address the impact of technological changes on our revenues: (1) our Danka @ the Desktop initiative, which is intended to improve print management processes, increase productivity, and lower overall document production costs for our customers, (2) our multi-vendor services initiative, which is intended to leverage our existing Technical Services group and expand the types of technical services and maintenance that we provide for our customers to include other types of digitally connected devices and equipment installed by other vendors, and (3) our professional services group which provides consultive services to our customers and supports our digital initiatives. The success of these initiatives may not be achieved if they are not accepted by our customers, do not generate additional revenue, or we are unable to provide the software, hardware, solutions or services necessary to successfully implement these initiatives.

Vendor Relationships—We have relationships with Canon, Ricoh, Toshiba, Heidelberg/Nexpress, and Konica. These companies manufacture equipment, parts, supplies and software for resale by us in all of our markets. We also rely on our equipment suppliers for related parts and supplies. An inability to obtain parts or supplies in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. There is no guarantee that these vendors or any of our other vendors will continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to provide products on a timely manner or at competitive prices.

Indebtedness—We have significant outstanding indebtedness. At December 31, 2002 we had consolidated bank and long-term indebtedness, including current maturities of long-term debt, of approximately $240.4 million which includes $47.6 million in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64.5 million in principal amount of 10% subordinated notes due April 1, 2008. A discussion of the terms and maturity dates of our indebtedness is included in the Liquidity and Capital Resources section in this Quarterly Report on Form 10-Q. Our level of indebtedness requires us to dedicate a significant portion of our operating cash flows to payments of interest and principal. The payment obligations and covenants under our indebtedness may also limit our liquidity and our ability to make investments that are necessary for us to keep pace with the technological and other changes currently affecting our industry. The majority of our borrowings bear interest at a variable rate. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness.

Bank and Other Covenants—Our credit facility imposes significant operating restrictions on us, because it contains financial and non-financial covenants, which restrict our business operations. If we were to fail to comply with the financial covenants and did not obtain a waiver or amendment from our senior bank lenders, we would be in default under the credit facility and lenders owning a majority of our senior bank debt would be permitted to demand immediate repayment. If we were to fail to repay our senior bank debt when it becomes due, our lenders could proceed against certain of our assets and our subsidiaries’ assets and capital stock which we have pledged to them as security for the repayment of our senior bank debt.

Third Party Financing Arrangements—We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our United States customers to purchase equipment from us. Although we have other financing arrangements, GECC finances a significant part of our business. If we were to breach the covenants or other restrictions in our agreement with GECC, then GECC might refuse to provide financing to our customers. If GECC were to fail to provide financing to our customers, those customers might be unable to purchase equipment from us if we were unable to provide alternative financing arrangements on similar terms. In addition, if we were unable to provide financing, we may lose sales, which could negatively affect our operating results. If we fail to provide a minimum level of customer leases under the agreement, we are required to pay penalty payments to GECC. The minimum level of customer leases is equal to a specified percentage of U.S. hardware revenues. For the year ended March 31, 2002 we were obligated for penalty payments of approximately $0.2 million to GE Capital.

Information Systems and Financial Controls – Our management information systems run on numerous disparate legacy IT systems that are outdated and incompatible in certain regards. This is primarily the result of our rapid expansion through many acquisitions, followed by a period of financial difficulties that caused a lack of focus on, and investment in, these systems.

The operation and coordination of our management information systems is labor-intensive and expensive. We must manually collect, compile and consolidate certain information due to system limitations. We utilize manual internal control reviews to provide assurance of the accuracy of such information. These manual procedures are more difficult to supervise, more time-consuming and more costly than automated processes. As a result of these issues, we are limited in our ability to obtain, manage and access important information, such as customer and contract data, in an effective and timely manner. We also incur substantial effort and expense with respect to billing, collections, managing contract data and inventory accounting. Our ability to manage, account for and control our business efficiently and effectively can be adversely affected when important information and knowledge cannot be accessed timely or accurately.

We believe that we must upgrade our management information systems so that we have an infrastructure that is appropriate for a business of our size, scope and complexity. We are in the process of implementing an approximately $45 million program, known as Vision 21, to enhance and unify our United States management information systems. This program has proved more expensive and time-consuming than we originally anticipated, in part because of the lack of prior investment in our IT infrastructure, systems performance issues and software deficiencies. It is possible that the costs of completing the project may still exceed our current expectations. We anticipate that the United States program will be completed by the end of the first quarter of fiscal year 2004, although we cannot give any assurance that this will be the case. If we are not able to successfully implement our Vision 21 program, then we will continue to incur substantial costs using manual procedures to process information in an accurate and timely manner in addition to the write-off of capitalized costs associated with the program.

For the same reasons, we are evaluating what information system investments we should make for the countries within our European and International operations. We are installing new software in some of these countries and may require more effective software in other countries. We are evaluating the costs to implement such software and are analyzing the software requirements of the business model in those countries. Any implementation of new or improved information systems in such countries may take considerable time and could require a substantial investment.

In conjunction with the management information system initiatives outlined above, we are in the process of improving our internal financial disclosure and business control functions. We are working with outside consultants to strengthen and improve certain areas of identified weaknesses in our financial controls. We are developing a new European internal audit department to supplement our existing internal audit department and are developing a compliance auditing function as well as implementing new policy controls, quality standards and corporate governance initiatives.

Business Process Compliance—Our rapid expansion through acquisitions, past financial difficulties and a historical lack of focus and investment in our information systems have impeded our management’s ability to implement business processes consistently and enforce policies effectively, which has impaired our progress in areas such as billing and accounts receivable. These issues have adversely affected our profitability and liquidity in the past and may continue to do so in future periods.

Partly as a result of our efforts to improve our management information systems and controls described above, we have identified instances where our business processes and policies have not been properly implemented and or followed in the past, which have resulted in, among other things, instances of poor billing practices, excessive and undisciplined issuance of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, and inadequate document retention. These system and process issues have impaired our ability, in some cases, to issue accurate and timely customer invoices, which has resulted in some customers refusing or delaying payments. These deficiencies have adversely affected our profitability in past periods and, although we are taking steps in conjunction with the upgrade of our management information systems to improve our business processes and policies, deficiencies may continue to adversely affect our profitability and liquidity in future periods for some time to come.

Disclosure Controls and Procedures and Internal Controls—We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We also maintain internal controls that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Further, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Currency Fluctuations—As a multinational company, changes in currency exchange rates affect our revenues, cost of sales and operating expenses. In addition, fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect the results of our non-United States operations when reported in United States dollars in our U.S. financial statements, and the value of the net assets of our non-United States operations when reported in United States dollars in our U.S. financial statements. These fluctuations may negatively impact our results of operations and financial condition or, in some circumstances, may positively impact our results of operations disproportionately to underlying levels of actual growth or improvement in our businesses.

Approximately 46.2% of our revenues were generated outside the United States during the first nine months of fiscal year 2003, with the majority of these revenues generated in countries that have adopted the euro as their currency and the United Kingdom. During the first nine months of fiscal year 2003, the euro strengthened approximately 9.0% against the United States dollar and the United Kingdom pound strengthened approximately 6.4% against the United States dollar with relative positive effects on our revenue and income.

We pay for some high-volume copiers, parts and supplies in euro countries in United States dollars, but we generally invoice our customers in euro countries in euros. If the euro weakens against the United States dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euro but we pay our suppliers in United States dollars. In addition, our results of operations and financial condition have been, and may in the future be, negatively impacted by the effect of currency fluctuations on the translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the United States dollar for inclusion in our U.S financial statements. We generally do not hedge our exposure to changes in foreign currency.

Share Price—The market price of our ordinary shares and American depositary shares could be subject to significant fluctuations as a result of many factors. In addition, global stock markets have from time to time experienced significant price and volume fluctuations. These fluctuations may lead to a drop in the market price of our ordinary shares and American depositary shares. Factors which may add to the volatility of the price of our ordinary shares and American depositary shares include many of the factors set out above, and may also include changes in liquidity in the market for our ordinary shares and American depositary shares, sales of our ordinary shares and American depositary shares, investor sentiment towards the business sector in which we operate and conditions in the capital markets generally. Many of these factors are beyond our control. These factors may decrease the market price of our ordinary shares and American depositary shares, regardless of our operating performance.

Dividends on Ordinary Shares—We have not paid any cash or other dividends on our ordinary shares since 1998 and we do not expect to do so for the foreseeable future. We are an English company and, under English law, we are allowed to pay dividends to shareholders only if, as determined by reference to our financial statements prepared in accordance with UK GAAP:

•	we have accumulated, realized profits that have not been previously distributed or capitalized, in excess of our accumulated, realized losses that have not previously been written off in a reduction or reorganization of capital; and
•	our net assets are not less than the aggregate of our share capital and our non-distributable reserves, either before or as a result of the dividend.

As of the date of filing of this Form 10-Q we have insufficient, accumulated realized profits to pay dividends on our ordinary shares. In addition, our credit facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent. We may only pay dividends on our ordinary shares if we have paid all dividends due on our 6.50% senior convertible participating shares.

Additional Information Available on Company Web-site

Our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically or as paper copies from our website: http://www.danka.com/FinancialReports.asp. Our recent press releases are also available to be viewed or downloaded electronically at http://www.danka.com/PressReleases.htm. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Danka Business Systems PLC

Consolidated Statements of Operations for the three and nine months ended December 31, 2002 and 2001

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Revenue:
Retail equipment sales	$121,768	$143,370	$349,913	$408,484
Retail service, supplies and rentals	209,211	236,792	632,614	716,618
Wholesale	22,136	20,392	61,399	58,430

Total revenue	353,115	400,554	1,043,926	1,183,532

Costs and operating expenses:
Cost of retail equipment sales	80,427	107,478	231,124	310,260
Retail service, supplies and rental costs	123,387	135,705	374,017	415,535
Wholesale costs of revenue	18,048	16,562	49,703	47,498
Selling, general and administrative expenses	119,926	130,983	357,643	394,115
Amortization of intangible assets	84	2,699	408	8,063
Restructuring charges (credits)	—	—	(556)	(1,992)
Other (income) expense	(1,575)	(1,970)	(5,493)	(2,070)

Total costs and operating expenses	340,297	391,457	1,006,846	1,171,409

Operating earnings (loss) from continuing operations	12,818	9,097	37,080	12,123
Interest expense	(8,734)	(7,867)	(23,038)	(34,791)
Interest income	419	199	739	1,357

Earnings (loss) from continuing operations before income taxes	4,503	1,429	14,781	(21,311)
Provision (benefit) for income taxes	1,219	869	3,990	(6,840)

Earnings (loss) from continuing operations before extraordinary items	3,284	560	10,791	(14,471)
Discontinued operations, net of tax	—	(2,901)	—	108,859
Extraordinary gain (loss) on early retirement of debt, net of tax	—	1,415	—	27,936

Net earnings (loss)	$3,284	$(926)	$10,791	$122,324

Basic (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS, continuing operations	$(0.02)	$(0.06)	$(0.04)	$(0.44)
Net earnings (loss) per ADS, discontinued operations	—	(0.04)	—	1.76
Net earnings per ADS, extraordinary item	—	0.02	—	0.45
Net earnings (loss) per ADS	$(0.02)	$(0.08)	$(0.04)	$1.77
Weighted average ADSs	62,194	62,021	62,078	61,950
Diluted (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS, continuing operations	$(0.02)	$(0.06)	$(0.04)	$(0.44)
Net earnings (loss) per ADS, discontinued operations	—	(0.04)	—	1.76
Net earnings per ADS, extraordinary item	—	0.02	—	0.45
Net earnings (loss) per ADS	$(0.02)	$(0.08)	$(0.04)	$1.77
Weighted average ADSs	62,194	62,021	62,078	61,950

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Condensed Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002

(In Thousands)

(Unaudited)

	December 31, 2002	March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$71,642	$59,470
Accounts receivable, net	251,992	292,350
Inventories	108,579	130,599
Prepaid expenses, deferred income taxes and other current assets	46,307	35,935

Total current assets	478,520	518,354
Equipment on operating leases, net	44,176	57,432
Property and equipment, net	61,014	60,549
Goodwill, net	255,353	231,908
Noncompete agreements, net	830	1,078
Deferred income taxes	67,707	67,583
Other assets	28,746	35,919

Total assets	$936,346	$972,823

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt and notes payable	$38,163	$36,293
Accounts payable	113,735	110,586
Accrued expenses and other current liabilities	90,338	109,219
Taxes payable	96,460	94,237
Deferred revenue	40,014	42,343

Total current liabilities	378,710	392,678
Long-term debt and notes payable, less current maturities	202,264	268,161
Deferred income taxes and other long-term liabilities	25,427	23,415

Total liabilities	606,401	684,254
6.5% convertible participating shares	253,811	240,520

Shareholders' equity:
Ordinary shares, 1.25 pence stated value	5,160	5,139
Additional paid-in capital	326,887	325,880
Retained earnings (accumulated deficit)	(184,372)	(181,872)
Accumulated other comprehensive (loss) income	(71,541)	(101,098)

Total shareholders' equity	76,134	48,049

Total liabilities & shareholders' equity	$936,346	$972,823

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the nine months ended December 31, 2002 and 2001

(In Thousands)

(Unaudited)

	December 31, 2002	December 31, 2001
Operating activities:
Net earnings (loss)	$10,791	$122,324
Adjustments to reconcile net earnings (loss) to net cash provided:
Extraordinary gain on debt retirement	—	(27,936)
Net earnings and gain from sale of discontinued operations	—	(108,859)
Depreciation and amortization	43,112	63,460
Deferred income taxes	(5,455)	(9,529)
Amortization of debt issuance costs	7,090	3,297
Loss on sale of property and equipment and equipment on operating leases	3,589	9,606
Proceeds from sale of equipment on operating leases	1,922	4,057
Restructuring and other special charges (credits)	—	(1,992)
Changes in net assets and liabilities:
Accounts receivable	40,358	37,361
Inventories	22,020	47,696
Prepaid expenses and other current assets	5,280	1,050
Other non-current assets	5,938	(6,614)
Accounts payable	3,149	(36,532)
Accrued expenses and other current liabilities	(15,629)	(9,564)
Deferred revenue	(2,329)	3,386
Other long-term liabilities	2,013	(1,044)

Net cash provided by operating activities	121,849	90,167

Investing activities:
Capital expenditures	(32,054)	(33,981)
Proceeds from the sale of property and equipment	463	193
Net proceeds from the sale of business	—	273,218

Net cash provided by (used in) investing activities	(31,591)	239,430

Financing activities:
Net payments under line of credit agreements	(50,223)	(304,247)
Principal payments of debt	(14,490)	(25,299)
Payment of debt issue costs	(17,162)	(26,037)

Net cash used in financing activities	(81,875)	(355,583)

Effect of exchange rates	3,789	4,122

Net increase (decrease) in cash	12,172	(21,864)
Cash and cash equivalents, beginning of period	59,470	69,085

Cash and cash equivalents, end of period	$71,642	$47,221

See accompanying notes to the consolidated financial statement

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Losses for the nine months ended December 31, 2002 and 2001

(In Thousands)

(Unaudited)

	Number of Ordinary Shares (4 Ordinary Shares Equal 1 ADS)	Ordinary Shares	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
Balances at March 31, 2002	248,085	$5,139	$325,880	$(181,872)	$(101,098)	$48,049
Net earnings	—	—	—	10,791	—	10,791
Currency translation adjustment	—	—	—	—	29,557	29,557

Comprehensive income						40,348
Dividends and accretion on participating shares	—	—	—	(13,291)	—	(13,291)
Shares issued under employee stock plans	1,109	21	1,007	—	—	1,028

Balances at December 31, 2002	249,194	$5,160	$326,887	$(184,372)	$(71,541)	$76,134

Balances at March 31, 2001	247,571	$5,130	$325,399	$(302,619)	$(93,552)	$(65,642)
Net earnings	—	—	—	122,324	—	122,324
Currency translation adjustment	—	—	—	—	(2,320)	(2,320)

Comprehensive income						120,004
Dividends and accretion on participating shares	—	—	—	(12,556)	—	(12,556)
Shares issued under employee stock plans	514	8	481	—	—	489

Balances at December 31, 2001	248,085	$5,138	$325,880	$(192,851)	$(95,872)	$42,295

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2002, the consolidated statements of operations for the three and nine months ended December 31, 2002 and 2001, the consolidated statements of cash flows for the nine months ended December 31, 2002 and 2001, and the consolidated statement of shareholders’ equity and accumulated other comprehensive losses for the nine months ended December 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report contained in Form 10-K for the year ended March 31, 2002. Certain prior year amounts have been reclassified to conform to current year presentations.

The financial statements contained herein for the three and nine months ended December 31, 2002 and December 31, 2001 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2002 have been delivered to the Registrar of Companies for England and Wales. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Note 2. Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 revises the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they be reviewed annually for possible impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. We adopted SFAS 142 effective April 1, 2002. During the first quarter of the fiscal year ending March 31, 2003, we finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets under the requirements of SFAS 142. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary.

The following table reflects our unaudited pro forma results of operations giving effect to SFAS 142 as if it were adopted on April 1, 2001 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Reported net earnings (loss)	$3,284	$(926)	$10,791	$122,324
Add-back goodwill amortization, net of taxes	—	1,325	—	5,766

Adjusted net earnings (loss)	$3,284	$399	$10,791	$128,090

Basic (loss) earnings available to common shareholders per ADS:
Reported net earnings (loss) per ADS	$(0.02)	$(0.08)	$(0.04)	$1.77
Add-back goodwill amortization, net of taxes	—	0.02	—	0.09

Adjusted net earnings (loss) per ADS	$(0.02)	$(0.06)	$(0.04)	$1.86

Weighted average ADSs	62,194	62,021	62,078	61,950
Diluted (loss) earnings available to common shareholders per ADS:
Reported net earnings (loss) per ADS	$(0.02)	$(0.08)	$(0.04)	$1.77
Add-back goodwill amortization, net of taxes	—	0.02	—	0.09

Adjusted net earnings (loss) per ADS	$(0.02)	$(0.06)	$(0.04)	$1.86

Weighted average ADSs	62,194	62,021	62,078	61,950

As of December 31, 2002, goodwill amounted to $255.4 million. Changes to goodwill for the nine months ended December 31, 2002 resulted primarily from fluctuations in foreign currency exchange rates and an adjustment related to a prior year acquisition. Non-compete agreements, net amounted to $0.8 million, which included $2.9 million of accumulated amortization.

Aggregate amortization expense of non-compete agreements for the first nine months of fiscal 2003 amounted to $0.2 million. Estimated amortization expense for the current fiscal year is $0.3 million and the succeeding five fiscal years is between $0.1 million and $0.2 million per year.

Goodwill by operating segment as of December 31, 2002 (in thousands):

Goodwill
United States	$72,736
Europe	175,124
International	7,493

Total	$255,353

Note 3. Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. As a result, the gains or losses from debt extinguishments will no longer be classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. We will adopt the provisions of Statement 145 no later than the first quarter of our fiscal year 2004. Upon adoption, the prior year’s gains from debt extinguishment will be reclassified to continuing operations.

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

4. Restructuring and Other Special Charges

Fiscal Year 2002 Charge: Our fiscal year 2002 restructuring charge included $4.9 million related to severance for 355 employees in the U.S., Canada and Europe. Cash outlays for the reductions during the first nine months of fiscal year 2003 totaled $0.7 million. We expect substantially all of these reductions to be completed by March 31, 2003. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Cash outlays for the facilities during the first nine months of fiscal year 2003 totaled $2.8 million. The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

(in 000’s)	Fiscal 2002 Expense	Reserve at March 31, 2002	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2002
Severance	$4,967	$1,210	$(651)	$(80)	$479
Future lease obligations on facility closures	6,074	3,426	(2,844)	67	649

Total	$11,041	$4,636	$(3,495)	$(13)	$1,128

Fiscal Year 2001 Charge: Our fiscal year 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,200 positions worldwide. Cash outlays related to these reductions during the first nine months of fiscal year 2003 totaled $0.2 million. We expect cash outlays for the workforce reductions to be completed by March 31, 2003.

The fiscal year 2001 restructuring charge also included $4.3 million for future lease obligations on facility closures and exit costs. Cash outlays for facilities during the first nine months of fiscal year 2003 totaled $0.02 million. Due to a change in estimate, we reversed $0.3 million of fiscal year 2001 facility charges during fiscal year 2003. The following table summarizes the fiscal year 2001 restructuring charge:

2001 Restructuring Charge:

(in 000’s)	Fiscal 2001 Expense	Reserve at March 31, 2002	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2002
Severance	$21,766	$414	$(183)	$—	$231
Future lease obligations on facility closures and other exit costs	4,295	475	(28)	(317)	130

Total	$26,061	$889	$(211)	$(317)	$361

Fiscal Year 1999: We recorded certain restructuring and other non-cash special charges during the third and fourth quarters of the fiscal year ended March 31, 1999. The restructuring charge included $19.8 million related to severance, representing the reduction of approximately 1,400 positions worldwide and the elimination of excess facilities. Special charges included the write-off of goodwill and other long-lived assets, as well as the write-down of assets, which were impacted as a result of the termination of certain agreements between Kodak and us. Due to a change in estimate, we reversed $0.2 million of fiscal year 1999 facility charges during fiscal year 2003 which left a remaining balance as of December 31, 2002 of $0.2 million.

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

The sale of DSI resulted in a gain in the first nine months of fiscal year 2002 of $104.8 million after income taxes of $67.9 million. During the three months ended December 31, 2001, we incurred an additional $2.9 million of purchase price adjustments and expenses related to the sale of DSI. A summary of the operating results of discontinued operations are as follows:

(in 000’s)	For the three months ended December 31, 2001	For the nine months ended December 31, 2001
Revenue	$—	$74,234
Earnings before income taxes	$—	$6,664
Provision for income taxes	—	2,559

Net earnings (loss) from discontinued operations	—	4,105
Gain (loss) from sale of discontinued operations after income taxes (benefits) of ($1.9) and $67.9 million, respectively	(2,901)	104,754

Discontinued operations, net of tax	$(2,901)	$108,859

Note 6. Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS computations for the three and nine months ended December 31, 2002 and 2001:

	For the three months ended December 31, 2002			For the three months ended December 31, 2001
(In 000’s except per share amounts)	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount
Basic earnings (loss) available to common shareholders per ADS:
Earnings (loss) from continuing operations	$3,284			$560
Dividends and accretion on participating shares	(4,528)			(4,266)

Earnings (loss)	(1,244)	62,194	$(0.02)	(3,706)	62,021	$(0.06)

Effect of dilutive securities:
Stock options	—	—		—	—

Diluted earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(1,244)	62,194	$(0.02)	$(3,706)	62,021	$(0.06)

	For the nine months ended December 31, 2002			For the nine months ended December 31, 2001
(In 000’s except per share amounts)	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) from Continuing Operations (Numerator)	Shares (Denominator)	Per-share Amount
Basic earnings (loss) available to common shareholders per ADS:
Earnings (loss) from continuing operations	$10,791			$(14,471)
Dividends and accretion on participating shares	(13,384)			(12,602)

Earnings (loss)	(2,593)	62,078	$(0.04)	(27,073)	61,950	$(0.44)

Effect of dilutive securities:
Stock options	—	—		—	—

Diluted earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(2,593)	62,078	$(0.04)	$(27,073)	61,950	$(0.44)

The effect of our 6.5% convertible participating shares are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2002 and 2001 and the effect of our 6.75% convertible subordinated notes are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2001 because they are not dilutive.

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

Danka Business Systems PLC

Segmented Statement of Operations for the three months and nine months ended December 31, 2002 and 2001

(Unaudited)

Three Months Ended December 31,	Danka United States $000	Danka Europe $000	Danka International $000	Other $000	Total $000
2002
Total revenue	$185,143	$138,135	$29,837	$—	$353,115

Gross profit	$78,150	$43,722	$9,381	$—	$131,253

Operating earnings (loss) from continuing operations	9,668	7,529	(1,204)	(3,175)	12,818
Interest expense					(8,734)
Provision (benefit) for income taxes					1,219
Earnings (loss) from continuing operations before extraordinary items					3,284

2001
Total revenue	$225,902	$136,793	$37,361	$498	$400,554

Gross profit	$84,960	$41,889	$13,468	$492	$140,809

Operating earnings (loss) from continuing operations	6,180	1,563	1,833	(479)	9,097
Interest expense					(7,867)
Provision (benefit) for income taxes					869
Earnings (loss) from continuing operations before extraordinary items					560

Nine Months Ended December 30,	Danka United States $000	Danka Europe $000	Danka International $000	Other $000	Total $000
2002
Total revenue	$560,637	$391,263	$92,026	$—	$1,043,926

Gross profit	$237,844	$125,561	$25,677	$—	$389,082

Operating earnings (loss) from continuing operations	32,225	20,489	(9,561)	(6,073)	37,080
Interest expense					(23,038)
Provision (benefit) for income taxes					3,990
Earnings (loss) from continuing operations before extraordinary items					10,791

2001
Total revenue	$667,431	$407,427	$112,378	$(3,704)	$1,183,532

Gross profit	$248,733	$124,042	$38,186	$(722)	$410,239

Operating earnings (loss) from continuing operations	12,633	4,781	1,121	(6,412)	12,123
Interest expense					(34,791)
Provision (benefit) for income taxes					(6,840)
Earnings (loss) from continuing operations before extraordinary items					(14,471)

Note 8. Debt

Debt consisted of the following at December 31, 2002 and March 31, 2002:

(in 000’s)	December 31, 2002	March 31, 2002
Credit facility (limited to $212.0 million) interest at LIBOR plus an applicable margin (7.7% average interest rate for fiscal year 2003) due March 2006 – see below	$117,000	$170,000
Zero coupon senior subordinated notes due April 2004	47,593	47,593
10% subordinated notes due April 2008	64,520	64,520
6.75% convertible subordinated notes – see below	–	15,988
Various notes payable bearing interest from prime to 14.0% maturing principally over the next 5 years	11,314	6,353

Total long-term debt and notes payable	240,427	304,454
Less current maturities of long-term debt and notes payable	38,163	36,293

Long-term debt and notes payable, less current maturities	$202,264	$268,161

We entered into an amended and restated credit facility on June 14, 2002 with our existing senior bank lenders to provide us with financing through March 31, 2006. Total commitments under the facility are $212.0 million consisting of a $65.0 million revolver commitment, a $117.0 million term loan and a $30 million letter of credit commitment. At December 31, 2002, we had an outstanding balance of $117.0 million under the credit facility, with no amount due under the revolver.

On June 30, 2002, we paid a $4.1 million fee to our senior bank lenders for an option to extend the credit facility for an additional two years through March 31, 2006. We exercised that option by paying an additional fee of $2.8 million in September 2002. On December 31, 2002, we paid $4.3 million to modify the credit facility, among other things, to allow for the early repurchase of up to $20 million in principal amount of our senior subordinated notes subject to certain purchase price discount requirements and to allow us to apply up to 75% of the proceeds of any equity offering to the early repurchase of our senior subordinated notes.

The term loan component of the facility, as extended, requires principal repayments in installments of $16.0 million in fiscal year 2003 ($4 million at the end of each quarter), $32 million in fiscal years 2004 and 2005 ($8 million at the end of each quarter), and $24 million in fiscal year 2006 ($8 million at the end of the first three quarters), with the balance due March 31, 2006. The interest rate on the revolver and term loan components of the credit facility effective September 30, 2002 was LIBOR plus 7.5% through November 30, 2002. The interest rate for each interest period (as defined in the credit facility) commencing on or after November 30, 2002 is LIBOR plus 8.25%. However, if we receive a credit rating from Moody’s for our indebtedness under the credit facility of at least B2 during any such interest period, then the interest rate for the interest period will be LIBOR plus 7.5%

On March 18, 2002, we entered into a one year interest rate cap agreement with Bank of America. The interest rate cap will pay us the excess, if any, of quarterly LIBOR over 3.99% on a notional amount of $80 million for the period March 18, 2002 to March 18, 2003. If we were to have settled the commitment related to our interest rate swap on December 31, 2002, the amount due to us would have been de minimis.

Our indebtedness under the credit facility is secured by substantially all of our assets in the United States, Canada, United Kingdom, Netherlands, and Germany. The credit facility contains negative and affirmative covenants which place restrictions on us regarding, among other things, the disposition of assets, capital expenditures, additional indebtedness and permitted liens, and prohibits the payment of dividends (other than payment-in-kind dividends on our participating shares). The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA, a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of annual capital expenditures, each as defined in the credit facility. The December 31, 2002 modification to the credit agreement included a reduction in the level of consolidated cumulative EBITDA required for periods ending on or after December 31, 2002 and decreased the amount of permitted annual capital expenditures. We were in compliance with the covenants at December 31, 2002.

We incurred $11.2 million in bank fees and $6.6 million in third party fees in the prior year relating to the fiscal year 2002 amended and restated facility. We have paid $17.2 million in bank fees related to the credit facility during fiscal 2003. These fees are being amortized over the term of the facility and at December 31, 2002, we had $23.1 million of unamortized debt issuance costs. We are also required to pay fees of 1% of total commitments at March 31, 2003, June 30, 2003, December 31, 2003, March

31, 2004, December 31, 2004, March 31, 2005 and June 30, 2005, and a fee of 2% of the total commitments at June 30, 2004.

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

Supplemental Consolidating Statement of Operations

	For the Three Months Ended December 31, 2002
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment sales	$—	$69,350	$52,418	$—	$121,768
Retail service, supplies and rentals	—	115,793	93,418	—	209,211
Wholesale	—	—	22,136	—	22,136

Total revenue	—	185,143	167,972	—	353,115

Costs and operating expenses:
Cost of retail equipment sales	—	44,395	36,032	—	80,427
Retail service, supplies and rental costs	—	62,666	60,721	—	123,387
Wholesale costs of revenue	—	—	18,048	—	18,048
Selling, general and administrative expenses	721	72,552	46,653	—	119,926
Amortization of intangible assets	—	82	2	—	84
Restructuring charges (credits)	—	—	—	—	—
Equity (income) loss	(29,366)	—	—	29,366	—
Other (income) expense	40,718	17	(42,311)	0	(1,575)

Total costs and operating expenses	12,073	179,712	119,145	29,366	340,297

Operating earnings (loss) from continuing operations	(12,073)	5,431	48,827	(29,366)	12,818
Interest expense	(8,384)	(7,998)	(15,306)	22,954	(8,734)
Interest income	14,109	24	9,240	(22,954)	419

Earnings (loss) from continuing operations before income taxes	(6,348)	(2,543)	42,761	(29,366)	4,503
Provision (benefit) for income taxes	(9,632)	(686)	11,537	—	1,219

Earnings (loss) from continuing operations before extraordinary items	3,284	(1,857)	31,224	(29,366)	3,284

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

Supplemental Consolidating Statement of Operations

	For the Three Months Ended December 31, 2001
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment sales	$—	$85,307	$58,063	$—	$143,370
Retail service, supplies and rentals	—	141,094	95,698	—	236,792
Wholesale	—	—	20,392	—	20,392

Total revenue	—	226,401	174,153	—	400,554

Costs and operating expenses:
Cost of retail equipment sales	—	66,831	40,647	—	107,478
Retail service, supplies and rental costs	—	73,962	61,743	—	135,705
Wholesale costs of revenue	—	—	16,562	—	16,562
Selling, general and administrative expenses	1,065	81,692	48,226	—	130,983
Amortization of intangible assets	—	945	1,754	—	2,699
Restructuring charges (credits)	—	—	—	—	—
Equity (income)/loss	11,133	—	—	(11,133)	—
Other (income)/expense	(7,266)	(1,635)	7,394	(463)	(1,970)

Total costs and operating expenses	4,932	221,795	176,326	(11,596)	391,457

Operating earnings (loss) from continuing operations	(4,932)	4,606	(2,173)	11,596	9,097
Interest expense	(6,228)	(18,001)	(40,926)	57,288	(7,867)
Interest income	13,229	(70)	44,328	(57,288)	199

Earnings (loss) from continuing operations before income taxes	2,069	(13,465)	1,229	11,596	1,429
Provision (benefit) for income taxes	4,410	(4,320)	611	168	869

Earnings (loss) from continuing operations before extraordinary items	(2,341)	(9,145)	618	11,428	560
Discontinued operations, net of tax	—	(2,901)	—	—	(2,901)
Extraordinary gain early retirement of debt, net of tax	1,415	—	—	—	1,415

Net (loss) earnings	$(926)	$(12,046)	$618	$11,428	$(926)

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

Supplemental Consolidating Statement of Operations

	For the Nine Months Ended December 31, 2002
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment sales	$—	$199,445	$150,468	$—	$349,913
Retail service, supplies and rentals	—	361,192	271,422	—	632,614
Wholesale	—	—	61,399	—	61,399

Total revenue	—	560,637	483,289	—	1,043,926
Costs and operating expenses:
Cost of retail equipment sales	—	127,877	103,247	—	231,124
Retail service, supplies and rental costs	—	195,075	178,942	—	374,017
Wholesale costs of revenue	—	—	49,703	—	49,703
Selling, general and administrative expenses	2,903	215,103	139,637	—	357,643
Amortization of intangible assets	—	248	160	—	408
Restructuring charges (credits)	—	(555)	(1)	—	(556)
Equity (income) loss	(17,518)	—	—	17,518	—
Other (income) expense	25,492	(878)	(30,107)	0	(5,493)

Total costs and operating expenses	10,877	536,870	441,581	17,518	1,006,846

Operating earnings (loss) from continuing operations	(10,877)	23,767	41,708	(17,518)	37,080
Interest expense	(22,026)	(23,651)	(45,160)	67,799	(23,038)
Interest income	41,207	319	27,012	(67,799)	739

Earnings (loss) from continuing operations before income taxes	8,304	435	23,560	(17,518)	14,781
Provision (benefit) for income taxes	(2,487)	117	6,360	—	3,990

Earnings (loss) from continuing operations before extraordinary items	$10,791	$318	$17,200	$(17,518)	$10,791

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

Supplemental Consolidating Statement of Operations

For the Nine Months Ended

December 31, 2001

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment sales	$—	$230,854	$177,630	$—	$408,484
Retail service, supplies and rentals	—	430,361	286,257	—	716,618
Wholesale			58,430		58,430

Total revenue	—	661,215	522,317	—	1,183,532

Costs and operating expenses:
Cost of retail equipment sales	—	185,543	124,717	—	310,260
Retail service, supplies and rental costs	—	228,198	187,337	—	415,535
Wholesale costs of revenue			47,498		47,498
Selling, general and administrative expenses	3,132	246,278	144,705	—	394,115
Amortization of intangible assets	—	2,836	5,227	—	8,063
Restructuring charges (credits)	—	(1,992)	—	—	(1,992)
Equity (income)/loss	(89,109)	—	—	89,109	—
Other (income)/expense	(12,256)	—	9,537	649	(2,070)

Total costs and operating expenses	(98,233)	660,863	519,021	89,758	1,171,409

Operating earnings (loss) from continuing operations	98,233	352	3,296	(89,758)	12,123
Interest expense	(29,138)	(57,149)	(50,218)	101,714	(34,791)
Interest income	40,616	690	61,765	(101,714)	1,357

Earnings (loss) from continuing operations before income taxes	109,711	(56,107)	14,843	(89,758)	(21,311)
Provision (benefit) for income taxes	6,615	(18,011)	4,765	(209)	(6,840)

Earnings (loss) from continuing operations before extraordinary items	103,096	(38,096)	10,078	(89,549)	(14,471)
Discontinued operations, net of tax	(8,708)	80,883	36,684	—	108,859
Extraordinary gain early retirement of debt, net of tax	27,936	—	—	—	27,936

Net (loss) earnings	$122,324	$42,787	$46,762	$(89,549)	$122,324

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

Supplemental Condensed Consolidating Balance Sheet Information

December 31, 2002

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$11,394	$21,804	$38,444	$—	$71,642
Accounts receivable, net	—	114,952	137,040	—	251,992
Inventories	—	43,956	64,623	—	108,579
Prepaid expenses, deferred income taxes and other current assets	13,547	18,915	13,845	—	46,307

Total current assets	24,941	199,627	253,952	—	478,520

Equipment on operating leases, net	—	23,224	20,952	—	44,176
Property and equipment, net	—	50,221	10,793	—	61,014
Intangible assets, net	—	94,371	161,812	—	256,183
Investment in subsidiaries	649,090	282	1	(649,373)	—
Other assets	9,359	80,305	6,789	—	96,453

Total assets	$683,390	$448,030	$454,299	$(649,373)	$936,346

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$27,963	$3,440	$6,760	$—	$38,163
Accounts payable	161	62,081	51,493	—	113,735
Accrued expenses and other current liabilities	26,141	46,174	18,024	(1)	90,338
Taxes Payable	—	61,676	34,784	—	96,460
Deferred revenue	—	15,397	24,617	—	40,014
Due to/(from) affiliate	98,029	123,704	(217,688)	(4,045)	—

Total current liabilities	152,294	312,472	(82,010)	(4,046)	378,710

Due to/(from) affiliates—long-term		200,000	(200,000)	—	—
Long-term debt and notes payables, less current maturities	201,151	697	416	—	202,264
Deferred income taxes and other long-term liabilities	—	5,887	19,540	—	25,427

Total liabilities	353,445	519,056	(262,054)	(4,046)	606,401

6.5% convertible participating shares	253,811	—	—	—	253,811

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,160	258	608,999	(609,257)	5,160
Additional paid-in capital	326,887	306,202	(96,703)	(209,499)	326,887
Retained earnings (accumulated deficit)	(184,372)	(377,486)	472,186	(94,700)	(184,372)
Accumulated other comprehensive (loss) income	(71,541)	—	(268,129)	268,129	(71,541)

Total shareholders’ equity (deficit)	76,134	(71,026)	716,353	(645,327)	76,134

Total liabilities & shareholders’ equity (deficit)	$683,390	$448,030	$454,299	$(649,373)	$936,346

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company`

	Supplemental Condensed Consolidating Balance Sheet Information March 31, 2002
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$8,420	$10,453	$40,597	$—	$59,470
Accounts receivable, net	—	143,685	148,665	—	292,350
Inventories	—	46,584	84,015	—	130,599
Prepaid expenses, deferred income taxes and other current assets	5,060	21,470	9,405	—	35,935

Total current assets	13,480	222,192	282,682	—	518,354
Equipment on operating leases, net	—	29,408	28,024	—	57,432
Property and equipment, net	—	49,250	11,299	—	60,549
Intangible assets, net	—	94,619	138,367	—	232,986
Investment in subsidiaries	631,572	1,014	—	(632,586)	—
Other assets	13,183	88,328	1,991	—	103,502

Total assets	$658,235	$484,811	$462,363	$(632,586)	$972,823

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$31,988	$161	$4,144	$—	$36,293
Accounts payable	5,822	69,535	35,229	—	110,586
Accrued expenses and other current liabilities	6,155	117,634	75,623	4,044	203,456
Deferred revenue	—	19,951	22,392	—	42,343
Due to/(from) affiliate	59,591	140,033	(195,579)	(4,045)	—

Total current liabilities	103,556	347,314	(58,191)	(1)	392,678
Due to/(from) affiliates—long-term		200,000	(200,000)	—	—
Long-term debt and notes payables, less current maturities	266,114	817	1,230	—	268,161
Deferred income taxes and other long-term liabilities	—	7,621	15,794	—	23,415

Total liabilities	369,670	555,752	(241,167)	(1)	684,254

6.5% convertible participating shares	240,520	—	—	—	240,520

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,139	259	608,998	(609,257)	5,139
Additional paid-in capital	325,880	306,644	(96,703)	(209,941)	325,880
Retained earnings (accumulated deficit)	(181,876)	(377,805)	454,991	(77,182)	(181,872)
Accumulated other comprehensive (loss) income	(101,098)	(39)	(263,756)	263,795	(101,098)

Total shareholders’ equity (deficit)	48,045	(70,941)	703,530	(632,585)	48,049

Total liabilities & shareholders’ equity (deficit)	$658,235	$484,811	$462,363	$(632,586)	$972,823

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

Supplemental Condensed Consolidating Statement of Cash Flows

	For the Nine Months Ended December 31, 2002
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$86,021	$29,339	$6,489	$—	$121,849
Investing activities
Capital expenditures	—	(21,173)	(10,881)	—	(32,054)
Proceeds from sale of property and equipment	—	26	437	—	463
Proceeds from sale of business	—	—	—	—	—

Net cash provided by (used in) investing activities	—	(21,147)	(10,444)	—	(31,591)

Financing activities
Net (payment) borrowing of debt	(69,674)	3,159	1,802	—	(64,713)
Payment of debt issue costs	(17,162)	—	—	—	(17,162)

Net cash provided by (used in) financing activities	(86,836)	3,159	1,802	—	(81,875)

Effect of exchange rates	3,789	—	—	—	3,789

Net increase (decrease) in cash	2,974	11,351	(2,153)	—	12,172
Cash and cash equivalents, beginning of period	8,420	10,453	40,597	—	59,470

Cash and cash equivalents, end of period	$11,394	$21,804	$38,444	$—	$71,642

	For the Nine Months Ended December 31, 2001
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$308,688	$(133,190)	$(85,331)	$—	$90,167
Investing activities
Capital expenditures	—	(23,944)	(10,037)	—	(33,981)
Proceeds from sale of property and equipment	—	174	19	—	193
Proceeds from sale of business	—	178,591	94,627	—	273,218

Net cash provided by (used in) investing activities	—	154,821	84,609	—	239,430

Financing activities
Net (payment) borrowing of debt	(283,483)	(43,893)	(2,170)	—	(329,546)
Payment of debt issue costs	(26,037)				(26,037)

Net cash provided by (used in) financing activities	(309,520)	(43,893)	(2,170)	—	(355,583)

Effect of exchange rates	93	—	4,029	—	4,122

Net increase (decrease) in cash	(739)	(22,262)	1,137	—	(21,864)
Cash and cash equivalents, beginning of period	5,471	27,723	35,891	—	69,085

Cash and cash equivalents, end of period	$4,732	$5,461	$37,028	$—	$47,221

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are one of the world’s leading providers of office imaging equipment, solutions and related services and supplies. We primarily market office imaging equipment, solutions and related services, parts and supplies directly to customers in 25 countries. Canon, Heidelberg/Nexpress and Toshiba manufacture most of the products that we distribute. Throughout Europe, we also market private label office imaging equipment from Ricoh and related supplies directly to customers under our Infotec trademark and on a wholesale basis to independent dealers.

On June 29, 2001 we completed a three part financial restructuring plan that reduced and refinanced our indebtedness. The three parts of the plan were the sale of our Danka Services International (“DSI”) business, an exchange offer for our 6.75% convertible subordinated notes due April 1, 2002, and the refinancing of our senior bank debt.

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

Our reportable segments are Danka United States, Danka Europe and Danka International. Our reportable segments do not include the discontinued operations of DSI. Our Danka International segment includes operations in several Latin American countries that are experiencing political, social and economic upheaval. We continue to evaluate the viability and future prospects of these businesses in those countries in light of uncertain conditions. Should we decide to downsize or exit any of these businesses, we could incur costs in respect of severance and closure of facilities and we may also be required to recognize cumulative translation losses that would reduce our net worth, all or any of which may be material.

Results of Continuing Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Revenue:
Retail equipment sales	34.5%	35.8%	33.5%	34.5
Retail service, supplies and rentals	59.2	59.1	60.6	60.5
Wholesale	6.3	5.1	5.9	5.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue	62.8	64.8	62.7	65.3
Gross profit	37.2	35.2	37.3	34.7
Selling, general and administrative expenses	34.0	32.7	34.3	33.3
Amortization of intangible assets	—	0.7	—	0.7
Restructuring charges (credits)	—	—	(0.1)	(0.2)
Other (income) expense	(0.4)	(0.5)	(0.4)	(0.1)

Operating earnings (loss) from continuing operations	3.6	2.3	3.5	1.0
Interest expense	(2.5)	(2.0)	(2.2)	(2.9)
Interest income	0.1	—	0.1	0.1

Earnings (loss) from continuing operations before income taxes	1.2	0.3	1.4	(1.8)
Provision (benefit) for income taxes	0.3	0.2	0.4	(0.6)

Earnings (loss) from continuing operations before extraordinary items	0.9	0.1	1.0	(1.2)

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Retail equipment sales	34.0%	25.0%	33.9%	24.0%
Retail service, supplies and rentals	41.0	42.7	40.9	42.0
Wholesale	18.5	18.8	19.0	18.7

The following table sets forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin percentage for each of our operating segments:

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001
Gross profit margin
United States	42.2%	37.6%	42.4%	37.3%
Europe	31.7	30.6	32.1	30.4
International	31.4	36.0	27.9	34.0

Operating earnings (loss) from continuing operations margin
United States	5.2%	2.7%	5.7%	1.9%
Europe	5.5	1.1	5.2	1.2
International	-4.0	4.9	-10.4	1.0

Three Months Ended December 31, 2002 compared to the Three Months Ended December 31, 2001

The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of DSI are presented as discontinued operations and the gain resulting from the exchange offer of our 6.75% convertible subordinated notes is presented as an extraordinary item.

Revenue

Total revenue for the third quarter of fiscal 2003 declined by $47.4 million or 11.8% to $353.1 million from $400.6 million in the prior year third quarter with the United States segment down 18.0%, the European segment up 1.0% and the International segment down 20.1%. Approximately 52.4% of our revenue during the third quarter of fiscal year 2003 was generated by our United States segment, 39.1% by our European segment and 8.5% by our International segment. Our total revenue in the current year third quarter was positively impacted by a $13.6 million foreign currency movement of which Europe had a $13.8 million positive and International had a $0.2 million negative foreign currency movement. Absent the positive foreign currency movement, Europe’s total revenues for the quarter would have decreased by 9.1%.

Retail equipment sales declined across all operating segments by $21.6 million or 15.1% with the United States segment down 18.7%, the European segment down 3.0% and the International segment down 28.6%. This overall decrease was primarily due to technology convergence, a global slowdown in capital spending, and our continuing focus on higher-margin sales, offset by a positive $4.4 million foreign currency movement. Retail service, supplies and rentals revenue declined by $27.6 million or 11.6%, with the United States segment down 17.6% and the International segment down 14.4%. These decreases were primarily due to selling a reduced number of machines as the market transitions away from analog machines to digital machines and the impact of technology convergence on service revenues. These decreases were partially offset by a positive $6.8 million foreign currency movement which resulted in retail service, supplies and rental revenues for our European segment exceeding the prior year by 1.2%. Wholesale revenue for the third quarter of fiscal 2003 increased by $1.7 million or 8.6%, primarily due to a positive $2.4 million foreign currency movement offset by decreased sales activity as Europe was adversely affected by the current business slowdown.

Gross Profit

Our total gross profit margin increased to 37.2% in the third quarter ended December 31, 2002 from 35.2 % in the prior year third quarter. The increase in our profit margin is primarily due to higher margin retail equipment transactions in the United States, a positive foreign currency movement, an increase in equipment leasing income of approximately $1.4 million related to lease and residual equipment payments from an external lease funding program and the reversal of a $1.5 million penalty payment to GE Capital Corporation under a lease financing agreement recorded in previous quarters. The gross profit margin for the United States segment increased to 42.2% from 37.6%, while the European segment increased to 31.7% from 30.6% and the International segment decreased to 31.4% from 36.0%.

The retail equipment margin increased to 34.0% in the third quarter from 25.0% in the prior year third quarter, primarily due to an emphasis on higher margin transactions in the United States and Europe and higher leasing income in the United States. Retail service, supplies and rental margins declined to 41.0% in the third quarter from 42.7% in the prior year third quarter due primarily to higher costs in the United States and International segments. Wholesale margins decreased to 18.5% in the third quarter from 18.8% in the prior year third quarter, primarily due to higher costs in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the third quarter of fiscal 2003 declined by $11.1 million or 8.4% to $119.9 million from $131.0 million in the prior year third quarter. As a percentage of total revenue, SG&A expenses increased to 34.0% from 32.7% due to rising personnel expenses as a percentage of revenue and an increase in bad debt expense of $4.5 million offset, in part, by a $1.7 million workers compensation premium refund. The increase in bad debt expense was due, in part, to our increased emphasis on the improvement of our U.S. financial and credit policies. These new policies have been enabled, in part by the implementation of the new Vision 21/Oracle financial information systems. The overall decrease in SG&A in the third quarter as compared to the prior year third quarter was primarily due to lower employee costs resulting from our restructuring efforts and reduced depreciation expense for software costs.

Amortization of Intangible Assets

Amortization of our intangible assets decreased to $0.1 million in the third quarter of fiscal 2003 from $2.7 million in the prior year third quarter. This difference was primarily due to the discontinuance of amortization of goodwill under SFAS 142.

Other (Income) Expense

Other income decreased to $1.6 million for the third quarter of fiscal 2003 from $2.0 million in the prior year third quarter. Other income included a foreign currency gain of $1.6 million for the current quarter and $1.6 million for the prior year quarter.

Operating Earnings (Loss) from Continuing Operations

For the third quarter of fiscal 2003, operating earnings from continuing operations increased by $3.7 million to $12.8 million, compared to earnings of $9.1 million in the prior year third quarter.

Interest Expense and Interest Income

Interest expense increased by $0.9 million to $8.7 million for the third quarter of fiscal 2003 from $7.9 million in the prior year third quarter. The increase was the result of higher interest rates offset, in part, by reduced debt. Interest income increased by $0.2 million from the prior year third quarter due to higher cash balances.

Income Taxes

We recorded an income tax provision of $1.2 million for the third quarter of fiscal 2003 compared to a $0.9 million income tax provision for the comparable prior year period. The combined effective income tax rate was 27.0% for the third quarter as compared to 60.8% for the prior year third quarter. The change from the statutory tax rate of 34% is primarily due to changes in the mix of earnings and losses from continuing operations before extraordinary items in certain tax jurisdictions year to date.

Earnings (Loss) from Continuing Operations, before Extraordinary Items

For the third quarter of fiscal 2003, we generated net earnings from continuing operations of $3.3 million compared to net earnings from continuing operations of $0.6 million in the prior year third quarter. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss from continuing operations available to common shareholders of $0.02 per ADS in the third quarter of fiscal 2003 compared to a net loss from continuing operations available to common shareholders of $0.06 per ADS in the prior year third quarter.

Discontinued Operations, Net of Tax

During the third quarter of fiscal 2002, we recorded an additional $2.9 million of purchase price adjustments, and expenses related to the sale of DSI. Net losses from discontinued operations were $0.04 per ADS in the prior year third quarter.

Extraordinary Gain, Net of Tax

During the third quarter of fiscal 2002, we adjusted the extraordinary gain on the early retirement of debt by $1.4 million, net of tax to reflect additional earnings associated with the early retirement of debt. Net earnings from the extraordinary gain on early retirement of debt, net of tax was $0.02 per ADS in the prior year third quarter.

Nine months Ended December 31, 2002 compared to the Nine months Ended December 31, 2001

The comparative information included in this section represents results from continuing operations. In our consolidated statement of operations, the operating results and the gain from the sale of DSI are presented as discontinued operations and the gain resulting from the exchange offer of our 6.75% convertible subordinated notes is presented as an extraordinary item.

Revenue

Total revenue for the first nine months of fiscal 2003, declined by $139.6 million or 11.8% to $1,043.9 million from $1,183.5 million in the comparable prior year period with the United States segment down 16.0%, the European segment down 4.0% and the International segment down 18.1%. Approximately 53.7% of our revenue during the first nine months of fiscal year 2003 was generated by our United States segment, 37.4% by our European segment and 8.8% by our International segment. Our total revenue in the first nine months was positively impacted by a $30.0 million foreign currency movement of which Europe had a $30.6 million positive and International had a $0.6 million negative foreign currency movement. Absent the positive foreign currency movement, Europe’s total revenues for the nine months would have decreased by 11.5%.

Retail equipment sales declined across all segments by a total of $58.6 million or 14.3% with the United States segment down 15.7%, the European segment down 12.9% and the International segment down 20.6%. The overall decrease was primarily due to technology convergence, a global slowdown in capital spending, our continuing focus on higher-margin sales and a reduction of our sales force offset by a positive $9.7 million foreign currency movement. Retail service, supplies and rentals revenue declined by $84.0 million or 11.7%, with the United States segment down 16.2%, the European segment down 0.9% and the International segment down 16.6%. These decreases were primarily the result of selling a reduced number of machines as the market transitions away from analog office imaging machines to digital machines and the impact of technology convergence on service revenues, offset by a positive $15.2 million foreign currency movement. Wholesale revenue for the first nine months of fiscal 2003 increased by $3.0 million or 5.1%, primarily due to a positive $5.1 million foreign currency movement offset by decreased sales activity as Europe was adversely affected by the current business slowdown.

Gross Profit

Our total gross profit margin increased to 37.3% in the first nine months of fiscal 2003 from 34.7% in the comparable prior year period. The increase in our profit margin is primarily due to higher margin transactions in the United States and an increase in equipment leasing income of approximately $8.4 million related to lease and residual equipment payments from an external lease funding program. This increase was partially offset by a $3.4 million charge that consists primarily of inventory and residual write-downs in Canada. The gross profit margin for the United States segment increased to 42.4% from 37.3%, while the European segment increased to 32.1% from 30.4% and the International segment decreased to 27.9% from 34.0%.

The retail equipment margin increased to 33.9% in the first nine months of fiscal 2003 from 24.0% in the comparable prior year period, primarily due to an emphasis on higher margin transactions in the United States and Europe and higher leasing income. Retail service, supplies and rental margins declined to 40.9% in the first nine months of fiscal 2003 from 42.0% in the comparable prior year period due to higher costs in Europe and a $1.5 million write-down of inventory and residuals in Canada. Wholesale margins increased to 19.0% in the first nine months of fiscal 2003 from 18.7% in the comparable prior year period, primarily due to higher margin transactions in the current year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the first nine months of fiscal 2003 declined by $36.5 million or 9.3% to $357.6 million from $394.1 million in the comparable prior year period. As a percentage of total revenue, SG&A expenses increased to 34.3% from 33.3% primarily due to lower revenues, $1.5 million of severance and consolidation costs for our International division and $6.9 million of expenses associated with the implementation of our Vision 21 reengineering initiative, which includes our U.S. management information system. The overall decrease in SG&A in the current period as compared to the comparable prior year period was primarily due to lower employee costs resulting from our restructuring efforts, lower facility related costs in the United States, a $1.7 million workers compensation refund, the reversal of $3.9 million in sales and property tax reserves, $6.0 million of facility charges associated with our tax retention operating lease (TROL) facility incurred in the first quarter of the prior year, the reversal of $3.5 million of a prior year first quarter charge associated with the sale by our TROL facility of several properties, offset by higher than expected expenses associated with implementing our Vision 21 reengineering initiative.

Amortization of Intangible Assets

Amortization of our intangible assets decreased to $0.4 million in the first nine months of fiscal 2003 from $8.1 million in the comparable prior year period. This difference was primarily due to the discontinuance of amortization of goodwill under SFAS 142.

Restructuring Charges

We reversed $0.6 million of restructuring charges for facilities and severance during the second quarter of fiscal year 2003 due to employee attrition and a lower estimate of facility charges. This reversal included $0.3 million for facilities within the 2001 plan and $0.3 million for facilities within the 1999 plan. In the second quarter of the prior year, senior management reviewed the existing restructuring plan and as a result of the changing business conditions in the U.S. and Europe and revisions to our business strategies, the decision was reached to modify the 2001 restructuring plan. Additionally, higher than anticipated employee attrition reduced cash outlay requirements for severance. As a result of these actions, we reversed $9.4 million of severance and facility restructuring reserves in the second quarter of fiscal year 2002 while recording a pre-tax restructuring charge of $7.4 million in the second quarter of fiscal year 2002, which included $1.3 million for severance and $6.1 million for the exit of facilities.

Other (Income) Expense

Other income increased to $5.5 million for the first nine months of fiscal 2003 from $2.1 million in the prior year. The current period included a foreign currency gain of $6.0 million while the comparable prior year period included a foreign currency gain of $2.8 million and a $1.1 million provision relating to the sale of a business.

Operating Earnings (Loss) from Continuing Operations

For the first nine months of fiscal 2003, operating earnings from continuing operations increased by $25.0 million to $37.1 million, compared to earnings of $12.1 million in the comparable prior year period.

Interest Expense and Interest Income

Interest expense decreased by $11.8 million to $23.0 million for the first nine months of fiscal 2003 from $34.8 million in the prior year comparable period. The decrease was primarily the result of reduced outstanding debt over the past twelve months offset in part by increased interest rates. Interest income decreased by $0.6 million from the prior year due to lower cash balances.

Income Taxes

We recorded an income tax provision of $4.0 million for the first nine months of fiscal 2003 compared to a $6.8 million tax benefit for the comparable prior year period. The combined effective income tax rate was 27.0% for the current period as compared to 32.1% for the comparable prior year period. The change from the statutory tax rate of 34% is primarily due to changes in the mix of earnings and losses from continuing operations before extraordinary items in certain tax jurisdictions.

Earnings (Loss) from Continuing Operations, before Extraordinary Items

For the first nine months of fiscal 2003, we generated net earnings from continuing operations of $10.8 million compared to a net loss from continuing operations of $14.5 million in the comparable prior year period. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss from continuing operations available to common shareholders of $0.04 per ADS in the first nine months of fiscal 2003 compared to a net loss from continuing operations available to common shareholders of $0.44 per ADS in the comparable prior year period.

Discontinued Operations, Net of Tax

During the first nine months of fiscal 2002, we recorded a gain on the sale of DSI of $104.8 million after tax and earnings from discontinued operations of $4.1 million, net of tax. Net earnings from discontinued operations were $1.76 per ADS in the comparable prior year period.

Extraordinary Gain, Net of Tax

During the first nine months of fiscal 2002, we generated a $27.9 million extraordinary gain on the early retirement of debt, net of tax. Net earnings from extraordinary items were $0.45 per ADS in the prior year second quarter.

Exchange Rates

Fluctuations in the exchange rates between the pound sterling and the United States dollar affect the dollar equivalent of the pound sterling market price of our ordinary shares on the London Stock Exchange and, as a result, are likely to affect the market price of our American depositary shares.

We operate in 25 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and
•	the value of the net assets of our international operations reported in United States dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 47.5% of our revenue for the third quarter of fiscal 2003 was generated outside the United States with 31.6% of our revenue generated in Euro countries, 7.5% in the United Kingdom, and 8.4% in other foreign locations. Approximately 43.5% of our revenue for the third quarter of fiscal 2002 was generated outside the United States with 27.4% generated in Euro countries, 6.8% in the United Kingdom, and 9.3% in other foreign locations. For the first nine months of fiscal 2003, approximately 46.2% of our revenue was generated outside the United States with 29.9% of our revenue generated in Euro countries, 7.5% in the United Kingdom, and 8.8% in other foreign locations. For the first nine months of fiscal 2002, approximately 43.9% of our revenue was generated outside the United States with 27.3% generated in Euro countries, 7.1% in the United Kingdom, and 9.5% in other foreign locations.

During the first nine months of fiscal 2003, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 9.0% and 6.4%, respectively. These changes positively impacted revenue over that period, by approximately $30.0 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European and Latin American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency and would not be able to do so economically.

Liquidity and Capital Resources

The following summarizes our cash flows for the first nine months of fiscal year 2003 and 2002 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(In Thousands)	December 31, 2002	December 31, 2001
Net cash provided by operating activities	121,849	90,167
Net cash provided by (used in) investing activities	(31,591)	239,430
Net cash used in financing activities	(81,875)	(355,583)
Effect of exchange rates	3,789	4,122

Net increase/(decrease) in cash	12,172	(21,864)
Cash and cash equivalents, beginning of period	59,470	69,085

Cash and cash equivalents, end of period	$71,642	$47,221

Cash provided by operations continues to be the Company’s primary source of funds to finance operating needs and capital expenditures. Our net cash flow provided by operating activities was $121.8 million and $90.2 million for the first nine months of fiscal year 2003 and 2002, respectively. The $31.6 million or 35% increase in fiscal 2003 operating cash flow was primarily due to the generation of earnings from continuing operations from our United States and European segments.

We have identified instances where our business processes and policies have not been properly implemented and or followed in the past, which have resulted in, among other things, instances of poor billing practices, excessive and undisciplined issuance of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions and inadequate document retention. These system and process issues have impaired our ability, in some cases, to issue accurate and timely customer invoices, which has resulted in some customers refusing to make or delaying payments. In conjunction with our Vision 21 initiative, we are implementing some policies and procedures to 1) require appropriate management review and execution of customer contracts; 2) address issues relating to inaccurate billing of customers and correction of inaccurate customer invoices; 3) centralize the retention of customer contracts and data; 4) standardize the terms and conditions on which we do business with our customers, 5) improve our document retention and 6) improve the collectibility of our accounts receivable. We anticipate the upgrading of our management information systems should significantly enhance our ability to improve our business processes and policies, although deficiencies may continue to adversely affect our profitability and cash provided by operations in future periods.

Net cash flow provided by (used in) investing activities was ($31.6) million and $239.4 million for the first nine months of fiscal year 2003 and 2002, respectively. The decrease in fiscal 2003 cash flow from investing activities was primarily due to the non-recurrence of the $273.2 million in cash proceeds received from the sale of DSI.

Net cash flow used in financing activities was $81.9 million and $355.6 million for the first nine months of fiscal year 2003 and 2002, respectively. The decrease in fiscal 2003 cash flow from financing activities was due to the non-recurrence of proceeds from the sale of DSI to pay down debt and reduced payments of debt issuance costs.

The following table sets out our future payments for the following contractual obligations:

Contractual Obligations	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
(in 000’s)
Credit Facility	$117,000	$28,000	$89,000
Notes Payable	112,114	—	112,114
Capital Leases	3,849	3,415	434
Other Long-Term Obligations	7,464	6,748	716

Total Contractual Obligations	$240,427	$38,163	202,264

We have a credit facility with a consortium of international lenders through March 31, 2006. Total commitments under the facility are $212.0 million, consisting of a $65.0 million revolver commitment, a $117.0 million term loan and a $30.0 million letter of credit commitment. At December 31, 2002, we had an outstanding balance of $117.0 million under the credit facility, with no amount due under the revolver. Availability of the revolver commitment is based on the amount of our receivables and inventory. The available commitment as of December 31, 2002 was $50.1 million. During the first nine months of fiscal year 2003, we repaid $53.0 million of principal under the term loan.

On June 30, 2002, we paid a $4.1 million fee to our senior bank lenders for an option to extend the credit facility for an additional two years through March 31, 2006. We exercised that option by paying an additional fee of $2.8 million in September 2002. On December 31, 2002, we paid $4.3 million to modify the credit facility, among other things, to allow for the early repurchase of up to $20 million in principal amount of our of senior subordinated notes, subject to certain purchase price discount requirements and to allow us to apply up to 75% of any equity offering to the early repurchase of our senior subordinated notes.

The credit facility requires that we maintain minimum levels of adjusted consolidated net worth and cumulative consolidated EBITDA and a minimum ratio of consolidated EBITDA to interest expense and contains limitations on the amounts of our annual capital expenditures, each as defined in the credit facility. The December 31, 2002 modification to the credit agreement included a reduction in the level of consolidated cumulative EBITDA required for periods ending on or after December 31, 2002 and decreased the amount of permitted annual capital expenditures. We were in compliance with these covenants as of December 31, 2002.

We were incurring interest on our indebtedness under the credit facility during the third quarter and first nine months of fiscal 2003 at a weighted average rate of approximately 8.8% and 7.7% per annum, respectively. The interest rate under the credit facility through September 30, 2002 was LIBOR, plus 4.75%. The interest rate on the revolver and term loan components of the credit facility effective September 30, 2002 was LIBOR plus 7.5% through November 30, 2002. The interest rate for each interest period (as defined in the credit facility) commencing on or after November 30, 2002 is LIBOR plus 8.25%. However, if we receive a credit rating from Moody’s for our indebtedness under the credit facility of at least B2 during any such interest period, then the interest rate for such interest period will be LIBOR plus 7.5%

On July 1, 2002 and December 31, 2002, we paid our banks a fee equal to 1% of the total commitment under the credit facility. As described above, we also paid fees of $4.1 million in June 2002, $2.8 million in September 2002 and $4.3 million in December 2002 in connection with the extension of, and amendments to, the credit facility. We paid $17.2 million in bank fees related to the credit facility during fiscal 2003 and at December 31, 2002, we had $23.1 million of unamortized debt issuance costs. We will be required to pay fees of 1% of total commitments at March 31, 2003, June 30, 2003, December 31, 2003, March 31, 2004, December 31, 2004, March 31, 2005 and June 30, 2005, and a fee of 2% of the total commitments at June 30, 2004.

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

Other Financing Arrangements

Danka Holding Company (“DHC”), one of our subsidiaries, is, and has been a party to a number of TROLs. The TROL facility sold two properties during September 2002 for approximately $31.4 million and three properties in October 2002 for $3.5 million. The proceeds from these sales were used to repay the entire outstanding obligation under the TROL facility of approximately $24.4 million. Following those sales, DHC continues as lessee of one remaining property under the TROL, which is currently being offered for sale. Under the terms of the TROL agreement, we are entitled to receive the net proceeds from the sale of that property. We estimate the value of that property to be $0.6 million.

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares through December 2004. The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per American depositary share), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. The participating shares have voting rights, on an as converted basis, currently corresponding to approximately 25.6% of the total voting power of our capital stock. As of December 31, 2002, we had issued an additional 45,064 participating shares in respect of payment-in-kind dividends.

If by December 17, 2010, we have not converted or otherwise redeemed the participating shares, we are required, subject to compliance with applicable laws, to redeem the participating shares for cash at the greater of (a) the then liquidation value or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. If the price set out in (b) above is applicable, we are permitted to convert the participating shares into the number of ordinary shares into which they are convertible instead of making the cash payment.

In the event of liquidation of Danka, participating shareholders will be entitled to receive a distribution equal to the greater of (a) the liquidation return per share (initially $1,000 and subject to upward adjustment on certain default events by us) plus any accumulated and unpaid dividends accumulating from the most recent dividend date or b) the amount that would have been payable on each participating share if it had been converted into ordinary shares if the market value of those shares exceed the liquidation value of the participating shares.

We are not permitted to pay dividends (other than payment-in-kind dividends on our participating shares) under our credit facility and we do not anticipate the payment of a dividend on our ordinary shares in the foreseeable future.

We are an English company and, under English law, we are allowed to pay dividends to shareholders only if as determined by reference to our financial statements prepared in accordance with U.K. GAAP:

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

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our United States customers to purchase equipment, which was recently extended until March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GE Capital. The minimum level of customer leases is equal to a specified percentage of U.S. hardware revenues. If we fail to provide a minimum level of customer leases under the agreement, we are required to pay penalty payments to GECC. For the year ended March 31, 2002 we were obligated for penalty payments of approximately $0.2 million to GE Capital. We do not anticipate incurring any penalty payments for the year ended March 31, 2003.

Fiscal authorities in the Netherlands are engaged in an audit of our Dutch operations. We do not believe that this audit, or any result thereof, will have a material impact on our financial position, results of operations or liquidity.

Market Risk Management

Interest Rate Risk

Our exposure to interest rate risk primarily relates to our variable rate bank debt. As outlined above in “Liquidity and Capital Resources,” at December 31, 2002 we had an outstanding balance of $117.0 million under our credit facility. We incurred interest on our credit facility at a weighted average rate of 8.8% per annum during the third quarter fiscal 2003 and 7.7% for the first nine months of fiscal 2003. Pursuant to our credit agreement, we entered into an interest rate cap agreement with Bank of America. The interest rate cap will pay us the excess, if any, of quarterly LIBOR over 3.99% on a notional amount of $80 million for the period March 18, 2002 to March 18, 2003. The three month LIBOR rate at December 31, 2002 was 1.42%.

Based on the outstanding balance at December 31, 2002 under our credit facility, a change of 100 basis points in the average interest rate, with all other variables remaining constant, would cause an increase/decrease in our interest expense of approximately $1.2 million on an annual basis, subject to the interest rate cap discussed above.

Currency exchange risk

We are a multinational corporation. Therefore, foreign exchange risk arises as a normal part of our business. We strive to reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our recent results have been positively impacted by a $30.0 million foreign currency movements, in particular the strengthening of the euro and the United Kingdom pound against the dollar.

Generally, we are not able to economically enter into forward and option contracts to manage our exposure to foreign currency fluctuations. At December 31, 2002, we had no outstanding forward contracts or option contracts to buy or sell foreign currency.

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

Critical Accounting Policies and Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require technical terminology. We follow accounting principles generally accepted in the U.S. in preparing our consolidated financial statements contained herein, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Our management continually reviews our accounting policies, how they are applied and how they are reported and disclosed in the financial statements. Following is a summary of our critical accounting policies and how they are applied in preparation of the financial statements.

Allowances for Accounts Receivable – We provide allowances for doubtful accounts on our accounts receivable for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of any of our customers were to deteriorate, which may result in the impairment of their ability to make payments, additional allowances may be required. Our estimates are influenced by a number of considerations, including but not limited to the following: our large number of customers and their dispersion across wide geographic areas, the fact that no single customer accounts for 5% or more of our net sales, our continuing credit evaluation of our customers’ financial conditions, credit insurance coverage in certain countries and collateral requirements from our customers in certain circumstances. The following table summarizes our net accounts receivable.

	December 31, 2002	March 31, 2002
Accounts Receivable	$286,731	$335,570
Bad Debt Reserve	(34,739)	(43,220)

Net Accounts Receivable	$251,992	$292,350

Bad Debt Reserve as a % of Total	12.1%	12.9%

Inventories – Our inventory levels are based on our projections of future demand and market conditions. Any sudden decline in demand and/or rapid product improvements or technological changes may cause us to have excess and/or obsolete inventories. The transition of our industry from analog to digital photocopiers has resulted in the obsolescence of some of our retail equipment, supplies and parts. Additional obsolescence could occur for some of our remaining retail equipment, supplies and parts, particularly as it relates to our Kodak installed base, which is primarily analog. We have taken reserves against these items in prior periods. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than our forecasts due, in part, to a greater acceleration within the industry to digital office imaging equipment, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations, including but not limited to the following: sudden decline in demand due to economic downturns, rapid product improvements and technological changes and our ability to return to vendors a certain percentage of our purchases. The following table summarizes our net inventory.

	December 31, 2002	March 31, 2002
Inventory	$149,265	$176,917
Inventory Reserve	(40,686)	(46,318)

Net Inventory	$108,579	$130,599

Inventory Reserve as a % of Total	27.3%	26.2%

Revenue Recognition – Equipment sales are generally recognized upon acceptance of delivery by the customer and, in the case of equipment sales financed by third party leasing companies, at the time of credit acceptance by the leasing company, if later. However, for the sale of equipment that requires setup by Danka before it can be used by a customer, such as a Heidelberg 9110 or equivalent type of equipment, revenue is recognized upon acceptance of delivery by the customer and installation. Supply sales to customers are recognized at the time of shipment. In the case of service contracts, which include supplies, supply sales are recognized upon usage by the customer.

Operating lease income is recognized as earned over the lease term. Maintenance contract service revenues are recognized ratably over the term of the underlying maintenance contracts. Deferred revenue consists of unearned maintenance contract revenue that is recognized using the straight-line method over the life of the related contract, generally three to twelve months.

Residual Values – We perform an annual review of the unguaranteed residual values of leased equipment to verify that the recorded residual values do not exceed market valuations. If the residual value is below the market value, a reserve is charged to cost of goods sold. No residual value is recorded for used equipment. Residual values at December 31, 2002 and March 31, 2002 were $3.8 million and $8.1 million, respectively.

Income Taxes – As part of the process of preparing our consolidated financial statements, we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

In accordance with Statement of Financial Accounting Standards No. 109, we evaluate, quarterly, the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities.

At December 31, 2002 and March 31, 2002, we had deferred tax assets in excess of deferred tax liabilities of $119.9 million and $127.1 million respectively. For the reasons cited below, management determined that it is more likely than not that $81.1 million and $88.4 million, respectively, of such assets will be realized, resulting in a valuation allowance of $38.8 million and $38.7 million, respectively.

Approximately $207 million of future taxable income ultimately is needed to realize the net deferred tax assets at December 31, 2002. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, loss of market share, delays in product availability or technological obsolescence.

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income taxes have been made for all years.

Goodwill – We review our goodwill and indefinite-lived intangible assets annually, as described in note 2 to our consolidated financial statements, for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives.

During the first quarter of the fiscal year ending March 31, 2003, we finalized the required transitional impairment tests of goodwill and indefinite-lived intangible assets under the requirements of Statement of Financial Accounting Standards No. 142. Based on the results of the transitional impairment tests, no adjustments for impairment were necessary.

We have goodwill of $255.4 million as of December 31, 2002. If it were determined under SFAS 142 that goodwill was impaired, we would be required to write-down the value of such goodwill in amounts which could be material.

Item 3. Quantitative and Qualitative Analysis About Market Risk

The information set forth under the caption “Market Risk Management” on page 35 of this Quarterly Report on Form 10-Q is hereby incorporated by reference in answer to this item.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Within 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved KPMG to perform services regarding local statutory audits and assist in certain tax issues during the nine months ended December 31, 2002.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of management’s plans or objectives, forecasts of market trends and other matters, are forward looking statements, and contain information relating to us that is based on the beliefs of our management as well as assumptions, made by, and information currently available to, our management. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us or our management are intended to identify forward looking statements. No assurance can be given that the results in any forward looking statement will be achieved. For the forward looking statements, we claim the protection of the safe harbor for forward looking statements provided in the Private Securities Litigation Reform Act of 1995. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward looking statements include, but are not limited to, the following: (i) any material adverse change in financial markets or in our own position, (ii) any inability to achieve or maintain cost savings, (iii) increased competition from other high-volume and digital copier distributors and the discounting of such copiers by our competitors, (iv) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices, (v) any negative impact from the loss of any of our key upper management personnel, (vi) fluctuations in foreign currencies and (vii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our services. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect our analysis only as of the date they are made. We undertake no obligation, and do not intend, to update these forward looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal proceedings and claims which arise in the ordinary course of business and should not have a material adverse effect upon our financial position, results of operation or liquidity.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.40	Fourth Amendment to Amended and Restated Global Operating Agreement dated December 20, 2002 between Danka and General Electric Capital Corporation.

99.1	Certification of P. Lang Lowrey, III Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of F. Mark Wolfinger Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Form 8-K filed on January 2, 2003 regarding the December 31, 2002 amendment to our senior credit facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: February 14, 2003	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice-President and Chief Financial Officer (Chief Financial Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, P. Lang Lowrey, III, Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Danka Business Systems PLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ P. Lang Lowrey
P. Lang Lowrey
Chief Executive Officer
February 14, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, F. Mark Wolfinger, Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Danka Business Systems PLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ F. Mark Wolfinger
F. Mark Wolfinger
Chief Financial Officer
February 14, 2003