Form 10-K
period 2003-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2003-06-10
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Ordinary Shares

1.25 p each

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

As of September 30, 2002, the registrant had 248,113,094 ordinary shares outstanding, including 53,514,957 represented by American depositary shares (“ADS”). Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts. The aggregate market value of voting shares held by non-affiliates of the registrant as of September 30, 2002 was $130,259,375 based on the average bid and asked prices of ADSs as quoted on the NASDAQ SmallCap Market.

DANKA BUSINESS SYSTEMS PLC

Annual Report on Form 10-K for March 31, 2003

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to comply with the financial or other covenants in our debt instruments; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products, color products, multifunction products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance and unify our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any inability to achieve or maintain cost savings; (xvi) any incurrence of tax liabilities beyond our current expectations, which could adversely affect our liquidity; and (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by past or future terrorist attacks, the related war on terrorism, the fear of additional terrorist attacks or any outbreak of the Severe Acute Respiratory Syndrome (SARS); and (xvii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance which may be made by others outside our company.

RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained or incorporated by reference in this filing. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. In addition, any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Associated with Our Business, Financial Condition and Results of Operations

Business Strategy—We believe that in order to stay competitive and generate positive earnings and cash flow, we must successfully implement the strategies discussed elsewhere in this offering memorandum.

In connection with the implementation of our strategies, we have launched, and expect to continue to launch, several initiatives. However, the success of any these initiatives may not be achieved if:

•	they are not accepted by our customers;

•	they do not generate additional revenue and cash flow, reduce operating costs or reduce our working capital investments; or

•	we are unable to provide the software, hardware, solutions or services necessary to successfully implement these initiatives.

Failure to implement one or more of our strategies and related initiatives could materially and adversely affect our business, financial condition or results of operations.

Profitability—Although we generated earnings from continuing operations before extraordinary items of $9.7 million during fiscal year 2003, we have incurred losses in the past. For instance, we incurred losses from continuing operations before extraordinary items of $233.5 million during fiscal year 2001 and $9.9 million during fiscal year 2002.

We believe that our results for fiscal years 2001, 2002 and 2003 were impacted in large part by:

•	the transition in our industry from analog to digital products and the resulting lower retail equipment placements and reduced MIF;

•	increased competition as a result of technology convergence, such as the advent of MFPs and, an increase in the migration of copy volume from traditional stand-alone copiers to network printers resulting in lower service and supplies revenue, and manufacturers selling on a direct basis;

•	our decision to reduce our sales force and the number of geographic locations and markets that we operate in;

•	reduced new retail equipment and related sales revenue as a result of our focus on higher margin transactions;

•	a weakening of global economic conditions which resulted in reduced or delayed capital spending by customers;

•	the costs associated with the disposal of certain under-performing business units; and

•	investments in our growth initiatives, such as Professional Services, Danka @ the Desktop and TechSource.

If we incur losses in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

Economic Downturn—The profitability of our business is susceptible to downturns in the global economy. Overall demand for our products and services and their profit margins may decline as a direct result of an economic recession, inflation, interest rates or governmental fiscal policy. As a result, our customers may reduce or delay capital expenditures for our products and services.

Competition—The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support and lease and rental financing. In addition, our equipment suppliers continue to establish themselves as direct competitors in many of the areas in which we do business. Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of evolving technology, including the development of alternative means of document processing, retention, storage and printing. Our retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers and wholesale clubs. We have suffered, and may continue to suffer, a reduction of our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices that we can obtain for our products and may affect our ability to retain customers, both of which could materially and adversely affect our business, financial condition or results of operations.

Technological Changes—The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry continues to change from analog to digital copiers, MFPs and printers. Most of our digital products replace or compete with analog products. Digital copiers and MFPs are more efficient than analog copiers, meaning that our customers may require fewer of them to provide the same level of output. Digital copiers and MFPs are also increasingly more reliable than analog copiers and require less maintenance. This has contributed, in part, to a decline in our service contract revenue, which has traditionally formed a significant portion of our revenues. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete. Another industry change that has been fueled by technological changes, such as the advent of e-mail and the Internet, is the migration of copy volume from traditional stand-alone copiers to network printers as end users print distributed documents on printers linked directly to their personal computers as opposed to receiving copies of such documents that were copied on a traditional stand-alone copier. We will need to provide comprehensive solutions to our customers, such as offering digital copiers, MFPs and printers that are directly linked to their networks, in order to remain competitive. Finally, the speed of technological changes has caused us in the past, and may cause us in the future, to accelerate the write down of our inventory, including, but not limited to, showroom, rental and other equipment and related supplies and parts, as a result of obsolescence. In order to remain competitive, we must quickly and effectively respond to changing technology. The development of technologies in our industry, including digital and color products and the further development of MFPs, may impair our business, financial condition, results of operations or competitive position if we are not able to procure or gain access to products, bring them to the marketplace, maintain connectivity or make the investments necessary to maintain a technologically competitive workforce.

Third Party Financing Arrangements—A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. With respect to our U.S. customers, we have an agreement with General Electric Capital Corporation, or GECC, under which GECC has agreed to provide financing to our U.S. customers to purchase equipment from us. Although we have other financing arrangements in place, GECC finances a significant part of our U.S. business. With respect to our customers outside the United States, we have country by country arrangements with various third party finance and leasing companies. If we were to breach the covenants or other restrictions in our agreements with one or more of our financing sources, including GECC, then such source might refuse to provide financing to our customers. For example, our agreement with GECC requires us to maintain a consolidated net worth at or above specified levels during specified time periods, and a failure by us to maintain such consolidated net worth as provided under the GECC agreement may result in a termination event under the GECC agreement. If one or more financing source were to fail to provide financing to our customers, those customers might be unable to purchase equipment from us if we were unable to provide alternative financing arrangements on similar terms. In addition, if we were unable to provide financing, we would lose sales, which could negatively affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financing Arrangements—GECC Arrangement.”

Information Systems—Currently, our management information systems run on numerous disparate legacy IT systems that are outdated and incompatible. The operation and coordination of our management information systems and billing systems is thus labor-intensive and expensive. We must manually collect, compile and consolidate certain information due to systems limitations. These manual procedures are more difficult and costly than automated processes and are more prone to error. As a result, our ability to obtain, manage and access important information, such as customer and contract data, in an effective and timely manner is limited. Failure to solve our management information and billing systems problems could materially and adversely affect our business, financial position or results of operations.

We currently use three separate billing systems to bill our customers in the United States, which is comprised of two legacy systems and the Oracle ERP System. We have experienced problems with these billing systems, including delays in updating and processing customer information, which has often resulted in the inaccurate billing of our customers and the untimely crediting of their accounts. We must also obtain an accurate measure of usage on each of our customers’ machines in order to properly bill them for usage. We have been unable to establish a uniform, non-manual process for obtaining this information and must estimate usage in many cases where we cannot obtain a timely and accurate read of the usage on each of our customer’s machines. This requires us to reconcile the actual usage at a later date and often causes confusion for our customers which can, in turn, delay payment for our services. Accordingly, we have experienced delays in collecting certain of our accounts receivable on a timely basis, resulting in higher than industry-average days outstanding for our accounts receivable and increased bad debt write-offs. Although we are now in the process of implementing the Oracle ERP System that will replace the two legacy systems, we cannot guarantee that the new billing system will be successfully implemented or, even if implemented, will operate to effectively address the existing problems with our billing operations.

We are in the process of implementing the Oracle ERP System, which we expect to cost approximately $50 million, excluding ancillary expenses, to enhance and unify our U.S. management information systems. This program has proved more expensive and time-consuming than we originally anticipated, in part because of the lack of prior investment in our IT infrastructure, systems performance issues and software deficiencies. It is possible that the costs of completing the project may still exceed our current expectations. Currently, we have converted approximately 35% of our U.S. business to the Oracle ERP System and anticipate that the U.S. program will be completed in the third quarter of fiscal year 2004, although we cannot give any assurance that this will be the case. We believe that the primary risks in completing the remainder of the U.S. project may be issues encountered in connection with the rapid data conversion required from our current system to the Oracle ERP System. If there is any further delay in the completion of the program, we will incur additional costs and we will be delayed in achieving expected cost savings. Additionally, if we are not able to successfully implement our Oracle ERP System, then we will continue to incur substantial costs using manual procedures to process information, in addition to the write-off of capitalized costs associated with the program.

For the same reasons as in the United States, we are evaluating what information system investments we should make for the countries within our European and International operations. We are evaluating the costs to implement new systems and are analyzing the systems requirements of our businesses in those countries. Any implementation of new or improved information systems in such countries may take considerable time and could require a substantial investment.

Business Processes and Policies—Our rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on and investment in our information systems have impeded our ability to implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions and inadequate document retention. If these matters worsen, they could adversely affect our ability to record, process, summarize and report key data consistent with the assertions of management. If we determine that our internal controls require additional improvements, or if the changes we are implementing are inadequate, we will need to commit additional substantial resources, including the time of our management team, to implement new systems and controls, which could materially and adversely affect our business, financial condition or results of operations.

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Heidelberg/Nexpress and Konica. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies. An inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices.

Senior Management and Key Personnel—Our success depends on the efforts and ability of our senior management and key personnel. These executive officers have many years of experience in the office technology and related industries. If members of our senior management team or other key personnel were to resign, our business could suffer because of the loss of their expertise and knowledge of Danka and the loss of their relationships with our major customers and suppliers. In addition, it may be difficult for us to find suitable replacements.

International Scope of Operations—Danka Business Systems PLC is incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. Approximately 46.6% of our revenue was generated outside the United States during fiscal year 2003. We market office imaging equipment, document solutions and related services and supplies directly to customers in 25 countries. We employ approximately 4,400 employees in countries other than the United States. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

•	difficulties and costs of staffing, social responsibility and managing international operations;

•	currency restrictions and exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax and tariff consequences;

•	the burden of complying with multiple and potentially conflicting laws;

•	the impact of business cycles, including potentially longer payment cycles, in any particular region;

•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;

•	greater difficulty in collecting accounts receivables in certain geographic regions; and

•	political, social and economic instability in any particular region, including Latin America and South America.

With respect to our operations in South American countries that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Further, should we decide to downsize or exit any of these businesses, we could incur costs in respect of severance and closure of facilities, and we may also be required to recognize cumulative translation losses that would reduce our earnings.

Any of these factors could materially and adversely affect our business, financial condition or results of operations.

Currency Fluctuations—As a multinational company, changes in currency exchange rates affect our revenues, cost of sales and operating expenses. In addition, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which we operate affect the results of our operations and the value of the net assets of our non-U.S. operations when reported in U.S. dollars in our U.S. financial statements. These fluctuations may negatively impact our results of operations or financial condition or, in some circumstances, may positively impact our results of operations disproportionately to underlying levels of actual growth or improvement in our businesses.

Approximately 46.6% of our revenues were generated outside the United States during fiscal year 2003, with the majority of these revenues denominated in either the euro or United Kingdom pound. During fiscal year 2003, the euro strengthened approximately 12.3% against the U.S. dollar and the United Kingdom pound strengthened approximately 7.8% against the U.S. dollar with significant positive effects on our revenue and income.

Further, our intercompany loans are subject to fluctuations in exchanges rates between the U.S. dollar and the currencies in each of the countries in which we operate, primarily the euro and the United Kingdom pound. Based on the outstanding balance of our intercompany loans at March 31, 2003, a change of 1% in the exchange rate for the euro and United Kingdom pound, would cause an increase/decrease in our foreign exchange gain of approximately $0.1 million.

Moreover, we pay for some assets in euro countries in U.S. dollars, but we generally invoice our customers in such countries in euros. If the euro weakens against the U.S. dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euros but we pay our suppliers in U.S. dollars.

We generally do not hedge our exposure to changes in foreign currency.

Tax Payments—We are either currently under audit or may be audited in the key jurisdictions in which we operate. While we believe we have adequately reserved for such liabilities, should revenue agencies require payments in excess of those we currently expect to pay, our liquidity could be adversely affected based upon the size and timing of such payments.

Indebtedness—We have a significant amount of indebtedness. At March 31, 2003 we had consolidated bank and long-term indebtedness, including current maturities of long-term debt, of approximately $232.9 million which includes $47.6 million in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64.5 million in principal amount of 10% subordinated notes due April 1, 2008. A discussion of the terms and maturity dates of our indebtedness is included in the Liquidity and Capital Resources section in this filing. Our high level of indebtedness could have important consequences for you, including the following:

•	use of a large portion of our cash flow to pay principal and interest on our indebtedness will reduce the availability of our cash flow to fund working capital, capital expenditures, initiatives and other business activities, including keeping pace with the technological, competitive and other changes currently affecting our industry;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to the notes and our other indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit, along with the financial and other restrictive covenants governing our indebtedness, our operational flexibility, including our ability to borrow additional funds or dispose of assets.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Further, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As of the date of filing of this Form 10-K we have insufficient, accumulated realized profits to pay dividends on our ordinary shares. In addition, our credit facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent. We may only pay dividends on our ordinary shares if we have paid all dividends due on our 6.50% senior convertible participating shares.

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically or as paper copies from our website: http://www.danka.com. Our recent press releases are also available to be viewed or downloaded electronically at http://www.danka.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

General

Based on revenue, we are the second largest independent provider of office imaging equipment, document solutions and related services and supplies in the United States and the largest independent provider of such products and services in Europe. We offer a wide range of state of the art office imaging products, services, supplies and solutions that primarily include digital and color copiers, digital and color multifunction peripherals, or MFPs, facsimile machines and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales. We operate in 25 countries and employ approximately 8,700 individuals. For fiscal year 2003, we generated total revenue and EBITDA, as defined in footnote (4) under “Summary Historical Consolidated Financial and Other Data,” of $1.4 billion and $104.0 million, respectively. We generated approximately 53%, 38% and 9% of our total revenue from the United States, Europe and other international areas, respectively, for fiscal year 2003.

Our revenue is generated from two primary sources: (1) new retail equipment and related sales and (2) service and supply contracts. We primarily sell Canon products in the United States and Ricoh products, on a retail and wholesale basis under our proprietary Infotec tradename, in Europe. We also sell other brands, including Heidelberg/Nexpress, Toshiba and Konica. A significant portion of our retail equipment and related sales are made to existing customers, and nearly all are sold with a service or supply contract. In the United States, these contracts typically have an initial term of one year and renew on an annual basis thereafter over the three to five year financing term of the equipment, whereas in Europe, these contracts typically have a term of one to five years. A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. For fiscal year 2003, retail equipment and related sales accounted for approximately 34% of our total revenue.

Our marketing and selling efforts, which are conducted by approximately 1,300 individuals worldwide, target the mid- to high-volume black and white image market, which is concentrated in machines that can produce between 31 to greater than 91 copies per minute, and the growing color image market. Within these markets, our primary products include state of the art digital and color copiers and MFPs that photocopy, print, scan and fax information. We believe our sales force and product portfolio will allow us to take advantage of the attractive opportunities for new retail equipment sales in these markets, as well as the potential to generate a sizeable level of recurring service and supply revenue per machine in these markets.

We have a world-wide installed machine base of analog and digital copiers and MFPs of approximately 299,000 units, which we refer to as machines in field, or MIF, which generate monthly recurring revenues under our service, supply and rental contracts. Our service, supply and rental revenue generated from these contracts is closely correlated to the number, type and mix of analog, digital and digitally-connected machines in our MIF. In fiscal year 2003, our service, supply and rental revenue accounted for approximately 60% of our total revenue.

Our Industry

The office imaging industry consists of the production and supply of various imaging products, as well as the provision of after-market products and services. The global printing peripherals equipment market, excluding services, is estimated to be approximately $75 billion annually, segmented approximately equally between the United States, Europe and the rest of the world.

The office imaging industry is comprised of large office equipment manufacturers, independent distributors and, as technologies continue to evolve, traditional desktop and network printer companies. Office imaging products are sold primarily through five channels of distribution: distributors, original equipment manufacturers, or OEMs, independent dealer sales, retail sales and direct manufacturer sales. Distributor and independent dealer sales result from customer calls performed by independent dealer outlets that generally sell manufacturer-branded products. Retail sales include sales of low-end products typically through national retail outlets or smaller local dealers. Direct sales by office equipment manufacturers involve the marketing of products by sales representatives working directly for the manufacturer.

The office imaging industry within the United States is generally represented by the following six black & white “digital segments” plus the two color segments:

Segment	CPM(1)	Principal Manufacturers
1	< 20	Sharp, Xerox, Canon, Mita, Ricoh, Minolta
2	21 – 30	Canon, Ricoh, Mita, Savin*, Konica
3	31 – 44	Canon, Xerox, Sharp, Savin*, Mita
4	45 – 69	Canon, Ricoh, Konica, Xerox, Sharp
5	70 – 90	Ricoh, Canon, Savin*, Xerox, Konica
6	> 91	Ricoh, Canon, Savin*, Xerox, Heidelberg

Office color	< 24	Canon, Xerox, Ricoh, Savin*, Minolta
Production color	> 24	Canon, Xerox, Ricoh, Savin*, Minolta
(1) Copies per minute * includes Gestetner Source:International Data Corporation (December 2002)

There are several trends that are prevalent in the office imaging industry, including:

•	Transition to digital technology and networked machines. The primary trend in our industry over recent years has been the transition of imaging peripherals from discrete, independent, analog copiers to network-connected, digital, copiers MFPs and printers. Digital copiers, MFPs and printers have the ability to be connected to and communicate with personal computers and other office equipment, which we refer to as connectivity. Digital MFPs offer customers the ability to print, copy, scan and fax and eliminate the distinction between traditional copiers, facsimile machines, scanners and printers and the need for multiple devices. Additionally, digital equipment is more reliable and, therefore, requires less servicing compared to analog equipment. Due to its ability to outperform analog equipment, one digital machine is often able to replace more than one analog machine.

•	Evolution of office workflow process. The process of distributing information in the workplace has evolved over recent years through technological advances in communication, most notably electronic document delivery via e-mail and the Internet. While documents have traditionally been produced on a copier and then distributed to the relevant working groups, electronic document delivery has allowed documents to first be distributed electronically and then printed by the end user on the printer linked to the end user’s personal computer or stored for later use. This evolution has led to the rapid growth of printed documents from desktop and network printers, while copier volume has remained relatively flat and increased competition from non-traditional copier companies, such as manufacturers of desktop and network printers. However, recent trends in the application and networking of computer systems throughout the entire office have begun to enable the migration of printed material to the most efficient or cost-effective device, which often includes digital copiers and MFPs.

•	Shift from selling boxes to selling solutions. The growth in the volume of documents printed from lower volume, desktop and network printers has substantially increased end users’ per image cost for printed material. The ability of digital copiers and MFPs to be connected to the information technology network has provided an opportunity for end users to reduce their per image costs while optimizing the use of their imaging equipment. As companies look to reduce costs, they are increasingly requesting comprehensive solutions from their document imaging vendors. These solutions involve both equipment and related software and service offerings that allow them to better meet their document imaging needs, and optimize the use of their installed equipment. As such, some leading document imaging vendors are moving away from the analog “box sale” mentality to one of being a provider of solutions that can satisfy their customers’ print management needs on a more efficient and cost effective basis.

•

Increasing demand for color.    Customers continue to demand high-performance machines that produce presentation-quality documents, leading to an interest in and demand for color equipment. The emergence of both digital copiers and MFPs and lower-cost color-capable copiers, MFPs and printers allows companies to increase their level of in-house document production and produce presentation-

quality copies for meetings, presentations and mailings. Although the transition to color is expected to be gradual according to industry sources, it represents an important and growing segment of the market, offering higher revenue growth for companies in the office imaging industry than the black and white market due to the higher cost of color-capable equipment and related consumable supplies.

Our Strengths

Recurring Revenue Stream.    In fiscal year 2003, approximately 60% of our total revenue was from service, supply and rental revenues on our MIF. Our service, supply and rental revenues are governed by contracts and are primarily billed monthly to our customers based largely on a set amount of minimum monthly copy volumes, plus a per image charge for additional volume usage. In the United States these contracts typically have an initial term of one year and renew on an annual basis thereafter over the three to five year financing term of the equipment, whereas in Europe, these contracts typically have a term of one to five years.

Diverse Operations.    We have a diversified customer base that consists of corporate and commercial clients, retail print shops, governments and government agencies. The size of our customers ranges from small independent companies to large multinational corporations. During fiscal year 2003, no one customer represented more than 4% of our total revenue. In addition, our operations are diversified geographically, in that during fiscal year 2003, 53% of our total revenue was derived from the United States, 38% from Europe and 9% from other international areas.

Longstanding Relationships with Market-Leading Suppliers.    We have longstanding relationships with our retail equipment suppliers, which include Canon, Ricoh, Toshiba, Heidelberg/Nexpress and Konica. Based on industry data, our primary vendors in the United States, Canon and Toshiba, collectively had a market share of approximately 27.7% in segments 3 to 6 of the U.S. digital copier placements market in 2001, which represent our primary target markets. Placements in these markets are expected to increase at a compounded annual growth rate of approximately 6.9% from 2002 through 2006. Ricoh, our primary vendor in Europe, is a market leader in the mid- to high-volume segment of the digital copier placements market in Europe. We believe our key suppliers’ market leading positions and product offerings, as well as the replacement sales opportunities created by our large analog base, will allow us to continue to capitalize on the growing U.S. digital copier market.

Sales and Service Infrastructure.    We have a worldwide marketing and sales force of approximately 1,300 individuals and a benchmark technical services organization of approximately 3,500 field engineers. We believe that the size of our sales organization provides us with the critical mass necessary to ultimately grow our MIF through new retail equipment sales in the markets in which we do business. Additionally, our service organization has a heritage of service excellence, and each of our field engineers is highly trained and capable of servicing multiple equipment brands, including Canon, Ricoh, Toshiba, Heidelberg/Nexpress, Hewlett Packard, Lexmark and others. We recently implemented a multi-vendor service solution, referred to as our TechSource offering, which is designed to leverage our service infrastructure to expand our service offerings and drive revenue growth. We enter into service contracts for a wide range of document output equipment, including copiers, MFPs, desktop and network printers, facsimile machines, scanners, PCs and other network peripherals sold to customers by us and others.

Our Background

Through the mid-1990s we grew rapidly, primarily through acquisitions of independent dealers who provided traditional office imaging equipment and related services and supplies, which had the effect of substantially increasing our indebtedness. In December 1996, in an acquisition which approximately doubled our revenues, we acquired the large analog-only office equipment base of Eastman Kodak Company, or Kodak, for approximately $588 million. This acquisition also included the sales and service organizations related to the acquired Kodak equipment base and approximately doubled the size of our workforce. Subsequently, the technological shift from analog to digital equipment commenced and accelerated rapidly thereafter. At the same time, we experienced increased challenges in integrating the businesses we had acquired. Between late 1997 and mid 2001, due in part to our high debt levels, we struggled through a series of financial and operating difficulties and leadership changes and, in December 1999, we sold $218.0 million of Senior Convertible Participating Shares to an investor group led by Cypress Merchant Banking Partners II, LLP, the proceeds of which were used to repay a portion of our indebtedness. In early 2001, we hired Lang Lowrey as Chief Executive Officer and commenced an effort to rationalize our operations, improve working capital, reduce indebtedness and ultimately position our business for profitable growth.

We have taken the following initiatives, among others, to strengthen our business operations and our balance sheet since the beginning of fiscal year 2001:

•	sold Danka Services International, Inc., or DSI, a facilities management business, for approximately $285 million in cash, after giving effect to purchase price adjustments, and used the net proceeds for debt reduction;

•	reduced selling, general and administrative expenses by approximately $157 million, or 24.4%, from fiscal year 2001 to fiscal year 2003, due in part to a worldwide program to reduce headcount by approximately 1,500 employees;

•	implemented new compensation programs for our senior management and our U.S. field sales force that emphasize EBITDA, cash generation, debt reduction and improved gross profit margins for new retail equipment and related sales; and

•	capitalized on a number of one-time opportunities, including the receipt of a U.S. tax refund of $18.2 million in fiscal year 2002, the realization of $16.0 million in lease and residual payments from a diminishing external lease funding program through fiscal year 2003 and the full repayment of $36.7 million of obligations under our former tax retention operating lease, or TROL, financing facility during fiscal year 2003.

Primarily as a result of the above initiatives, we:

•	reduced our outstanding indebtedness, net of cash on hand and $5.5 million of restricted cash, or net debt, from $650.1 million at March 31, 2001 to $145.9 million at March 31, 2003;

•	increased our EBITDA from $(47.2) million for fiscal year 2001 to $104.0 million for fiscal year 2003;

•	reduced our ratio of net debt to EBITDA to 1.4x at March 31, 2003; and

•	improved U.S. retail equipment and related sales gross profit margins from 15.8% for fiscal year 2001 to 37.1% for fiscal year 2003.

During fiscal year 2003, we continued to focus our strategic efforts on positioning our business for profitable growth through the following initiatives:

•	introduced value-added service offerings designed to generate revenue growth, including:

—	Professional Services, which provides consulting services to our customers to help them reduce print costs, optimize the use of their office imaging equipment and improve their employees’ productivity by integrating our proven software solutions to leverage their investment in their imaging equipment;

—	Danka @ the Desktop, our software solution designed to optimize the use of a customer’s digital copiers, MFPs and network printers by guiding the end users’ print jobs to the most efficient printing device; and

—	our TechSource business, which is our new multi-vendor services offering whereby we provide servicing for all of our customers office equipment, including traditional copiers and printers, facsimile machines, scanners, MFPs, PCs, laptops, servers and network components; and

•	continued the transition to a new enterprise resource planning system engineered by Oracle, or the Oracle ERP System. Once fully implemented, which is scheduled for the third quarter of fiscal year 2004, we expect the Oracle ERP System will allow us to improve our business and financial control systems, reduce our general and administrative expenses, more effectively track information concerning our customers and support our revenue growth initiatives.

Our retail equipment and related sales revenues have declined by a compounded annual rate of 11.1% per year from fiscal year 1999 to fiscal year 2003, due in part to (1) our decision to reduce our sales force and the number of geographic locations and markets in which we operate in, (2) our decision to align our sales force compensation in the United States with the attainment of higher gross profit margins, (3) the transition of the office imaging industry from analog to digital equipment and our reliance on analog retail equipment sales, due in large part to our 1996 Kodak acquisition, (4) a weakening of global economic conditions which resulted in reduced or delayed capital spending and (5) increased competition as a result of technology convergence. While our retail equipment and related sales revenues have declined historically, we have successfully transitioned our sales efforts to the placement of digital copiers and MFPs, which have increased as a percentage of our total retail equipment placements in the United States and Europe from 81% in fiscal year 2002 to 96% in fiscal year 2003. Additionally, gross profit margins on our retail equipment and related sales increased from 26.8% for fiscal year 2002 to 34.8% for fiscal year 2003.

Given the size of our analog MIF, the shift to digital equipment continues to negatively impact our service supply and rental revenues. Our analog MIF has declined by 21% from approximately 213,000 at fiscal year end 2002 to approximately 168,000 at fiscal year end 2003. However, our digital MIF grew by 22%, increasing from approximately 107,000 at fiscal year end 2002 to approximately 131,000 at fiscal year end 2003. As we continue to grow our digital MIF, shift our MIF to higher segment equipment and maintain levels of connectivity, we expect that, within the next twelve months, the growth in our service, supply and rental revenues derived from our digital MIF will exceed the decline in our service, supply and rental revenues associated with our analog MIF, at which time we expect growth in our total service, supply and rental revenues.

Our Strategy

Enhance Customer Relationships.    We believe that enhancing our customer relationships will enable us to grow our revenues. Our customers interact on a day to day basis with several areas of our organization, including sales, back-office and service, and we believe that we can enhance the quality of service available to our customers through these several points of contact. For example, our sales organization recently implemented several new initiatives, including a more focused geographic and segmented approach to our customer base and improved training to anticipate the needs and solutions of our customers in today’s information technology world. We developed a comprehensive framework for customer communication in the United States called Danka Touch, which is a quality control structure designed to ensure that a customer’s experience with Danka is executed flawlessly from the initial sale through installation and ongoing service and support. We are also upgrading our U.S. Customer Support Centers that were awarded the ISO 9001 quality certification in 2002 and require ongoing adherence to standards of consistent, high level customer service. We created many Customer Action Teams, which are designated teams of employees that provide unified, rapid responses to specific customer issues, and greatly improved our Digital Solutions Center, which is our in-house technology lab, that offers real-time troubleshooting by its ability to replicate virtually any customer environment. These initiatives, along with our Vision 21 reengineering initiative, are designed to significantly improve our customer relationships.

Grow Revenues by Providing Valued-Added and Cost-Driven Solutions.    We believe we can grow our business by providing our customers with high-value solutions, including Professional Services, Danka @ the Desktop and our TechSource offerings, that improve our customer’s document output operations and deliver tangible benefits such as lower costs and higher productivity. These solutions, which build on and extend our core capabilities, provide us with the opportunity to increase revenues per customer by capturing a larger share of our customers’ total document volume as well as give us a competitive advantage to secure new customers seeking a single source service alternative.

Reengineer Processes and Systems.    We have commenced implementation of our Vision 21 process and systems reengineering initiative, which has as its major component the deployment of the Oracle ERP System for our U.S. business and corporate headquarters. We expect this new system to significantly upgrade and replace our existing, disparate and outdated legacy systems in the third quarter of fiscal year 2004. We expect that this system, once fully implemented, will provide cost savings by way of reduced headcount in our sales and service support functions, improved collection, compilation and consolidation of certain customer and contract information, as well as provide more accurate and timely customer information, billing and credit processes and reduce our working capital investment. The Vision 21 initiative also is designed to improve our employees’ productivity in many functional areas, including sales, supply chain, logistics, billing and collection. We are redesigning our internal processes to be more cost efficient and effective for our customers and to significantly improve our internal controls. We believe that this initiative will enable our employees to become more productive, thereby allowing us to ultimately grow our revenues and reduce our operating costs.

Maximize Free Cash Flow Generation and Reduce Debt.    For the past two fiscal years, we focused on maximizing cash flow and reducing our debt and implemented initiatives to improve gross profit margins on new retail equipment and related sales, reduce selling, general and administrative expenses, improve our inventory and accounts receivable management and closely monitor capital expenditures. For example, we substantially aligned our management compensation plan to tie incentive compensation to profitable sales, positive cash generation and debt reduction. Incentives for our U.S field sales employees are also tied to achieving required levels of gross profit margin and cash generation. We reduced our total net debt from $650.1 million as of March 31, 2001 to $145.9 million as of March 31, 2003.

Develop an Efficient and Productive Organization.    We diligently sought opportunities to streamline our organization and improve the productivity of all of our employees. For example, we eliminated approximately one million square feet of rental facilities from our corporate, warehouse, sales and support operations, which represents a reduction of 32.6% from fiscal year end 2001 to fiscal year end 2003. Additionally, we believe we will improve our corporate efficiencies when we consolidate the majority of our St. Petersburg headquarters personnel into a single office facility, which we expect to complete during the second quarter of fiscal year 2004, from our current multi-building campus environment. We also exited certain foreign and domestic markets, and will continue to review non-core businesses and non-strategic foreign and domestic markets to determine if exiting such operations will provide additional benefits. Finally, we reduced employee headcount by approximately 2,900 employees since fiscal year 2001. We believe that our efforts to refocus geographical coverage of our sales force, align our management and sales compensation programs with our corporate goals, and redesign our sales and support staff training programs will allow our sales force to increase their productivity levels revenues.

Products and Services

Office Imaging Systems

We offer a large selection of the top brands of office imaging products as part of our document solutions packages. These products include state of the art digital and color copiers, digital and color MFPs and facsimile machines, as well as print management software and related parts and supplies.

In the United States, we sell high volume, segments 5 and 6 digital products, which include the Heidelberg Digimaster 9110/9150, Canon iR 105, as well as the Toshiba e-Studio series. In the mid-volume segments 3 and 4, we sell the full range of Canon iR and Toshiba e-Studio series digital copiers and MFPs. In the color segment, we sell the Canon CLC series of products as well as the Toshiba e-Studio line of color products. During fiscal year 2003, Canon products represented approximately 77% of our total copier and MFP placements in the United

States. In addition, we sell a full complement of front end print server equipment and a portfolio of applications software which enhances the features and functions of the equipment. For example, among other things, certain of these software products:

•	convert paper or film-based information to digital formats and allow the reproduction of documents in a variety of formats;

•	help customers acquire, manage, store and retrieve documents in a secure manner;

•	permit the scanning of paper documents and importation of electronic files and emails; and

•	allow for “smart” distribution of print jobs across a range of printing devices.

In Europe, we sell the Heidelberg Digimaster 9110/9150, as well as high volume products manufactured by Ricoh under our Infotec trade brand name, and Toshiba products. In the color segment, we sell the Canon CLC series of products. During fiscal year 2003, Ricoh products represented approximately 89% of our copier and MFP placements in Europe. We also sell a full range of Ricoh/Infotec and Toshiba e-Studio products in the mid- volume range in Europe, where we also sell a full portfolio of print server equipment and software with the capabilities described above.

We sell a variety of products in our International Division, where in most countries we have regional relationships with equipment manufacturers. For example, in Canada we sell primarily Canon and Toshiba digital equipment. In Australia, we have entered into an agreement to sell the full line of Konica digital products. In Mexico, we sell new Toshiba digital products and, like some of the other Latin America countries, which have transitioned more slowly from analog to digital products, we market refurbished Kodak equipment primarily on a rental basis. We are beginning to market solutions and software in some of these countries where we have been able to establish a base of digital equipment.

Technical Services

We offer a broad range of field technical services which primarily involve the service and maintenance of our MIF. Our worldwide network of field engineers is dedicated to insuring that customers get maximum up time from their office imaging systems. Each field engineer is highly trained and capable of servicing multiple equipment brands, including Canon, Ricoh, Toshiba, Heidelberg/Nexpress, Hewlett Packard, Lexmark and others. Additionally, each field engineer has the experience and training, and is equipped with the tools and parts necessary to ensure that customers are provided with rapid response time and benchmark first-time fix capability. Field engineers have access to a computerized warehouse system that stocks thousands of parts for immediate delivery to customers, and are equipped with laptop computers which contain reference materials and diagnostic software to assist with the early resolution of customer issues.

In the large majority of our retail equipment sales, our customers also purchase a service contract which gives them access to our field technical engineers. We also receive referrals for technical services from manufacturers for products they sell. This gives our customers immediate access to the best possible response to issues pertaining to their equipment, networking platforms, applications software and operating systems. Our technical services organization consists of approximately 3,500 field engineers, which gives us broad service capabilities in the locations in which we do business and a competitive advantage as it allows us to offer our services on a multinational basis.

We generally offer our technical services pursuant to contracts. Our service and supply contracts in the United States typically have an initial term of one year and renew on an annual basis thereafter over the three to five year financing term of the equipment, whereas in Europe, these contracts typically have a term of one to five years.

Customer Services

Our broad range of customer services consists of an array of solutions and a large base of dedicated employees. Our customer services initiatives include:

•	Our Danka Touch program that offers a comprehensive framework for client communications, from the very first contract to the most recent upgrade and provides for rapid, accurate processing of customer inquiries.

•	Our Customer Support Centers obtained an ISO 9001 certification in 2002 for our primary customer support centers. This certification requires an on-going adherence to rigorous standards that help to ensure a consistent, high level of customer satisfaction.

•	Our Customer Action Teams, which are dedicated teams of Danka employees provide unified, rapid response to specific customer issues with the goal of enhancing customer communications, recognition of customer opportunities and internal collaboration.

Value-Added Service Offerings

We offer a portfolio of value-added service offerings that provide our customers with efficiency and cost savings opportunities, as well as provide us with supplemental revenue. These value-added service offerings include the following:

Professional Services

Our Professional Services Group provides consulting services to help customers reduce print costs, optimize the use of their office imaging equipment and improve their employees’ productivity by integrating our proven software solutions to leverage their investment in their imaging equipment. Expert guidance is provided by field-based personnel as well as our Digital Solutions Center that replicates customer environments and provides advanced testing services. The group’s services include:

•	copy, print, and fax assessment, which assists customers in assessing their document production costs by recommending document management system enhancements;

•	scanning and document management, which assists customers in identifying opportunities for document capture and retrieval and reduces the cost of document management and storage;

•	copy and print accounting, which implements cost tracking systems for document output and integrates copy and print accounting with the customer’s financial infrastructure;

•	digital workflow, which assists customers in creating scaleable output solutions and customizes and configures hardware and software;

•	color management, which is advice to customers on the most effective color management tools available for graphics, production or corporate environments;

•	legacy data management, which enables customers to print legacy data from a variety of mainframes on the latest digital copiers and MFPs using open architecture software and printing platforms;

•	custom training solutions, which provide customers a broad portfolio of instructor-led training by manufacturer-certified trainers; and

•	digital connected support, which provides customers an exclusive help desk resource that consolidates support for hardware, printing and applications, software and network issues.

Danka @ the Desktop

Our Danka @ the Desktop system is designed to optimize the use of a customer’s digital copiers, MFPs and network printers by providing the customer with the most efficient printing solution. Danka @ the Desktop enables our professional and technical services to provide customers:

•	a workflow analysis by our Professional Services consulting staff;

•	integrated software that enhances control and accountability;

•	connectivity to local area networks;

•	imaging system additions and upgrades;

•	implementation services, printer network optimization and user training; and

•	ongoing monitoring and technical support for multiple hardware and software components.

TechSource

Our TechSource business is our new multi-vendor services offering whereby we provide servicing for all of our customers office equipment, including traditional copiers and printers, facsimile machines, scanners, MFPs,

PCs, laptops, servers and network components. Our TechSource offering endeavors to consolidate customer contracts and provide a single point of contact for customers to obtain services on their full range of networked devices. Our TechSource offering leverages our benchmark Technical Services organization and our field engineers to provide many of these services, which include:

•	a printer exchange program, which allows overnight replacement of desktop units on a one-for-one basis;

•	a toner supply program, which reduces the cost of consumables procurement;

•	help desk services, which provide economies of scale and improves responsiveness; and

•	access to our Customer Support Centers.

Training

We train our employees with assistance from our major manufacturing partners so that our operating procedures are uniformly applied throughout our sales network. Upon employment, our sales representatives participate in an intensive information and skills training program at Danka University, which is our in-house training facility designed to train our sales personnel in providing value-added solutions to our customers. All Danka associates have access to Danka University, and many are trained at the corporate headquarters in St. Petersburg. The online Danka University learning site also hosts numerous training modules. After the initial training is completed, we continue to develop the skills and knowledge of our sales representatives by providing new product training, self-study computer-based courses and ongoing sales skill development.

Field engineers and service technicians who are new to Danka are immediately trained and certified. Our service personnel are continuously trained on new technology developed by our equipment manufacturers. Our service training centers are certified at authorized service facilities by many of our equipment manufacturers. In addition, each field engineer carries state of the art service tools, including a laptop computer loaded with technical information and diagnostic software.

At our Digital Support Center, our network and system support engineers receive ongoing training on industry standard certifications for office imaging equipment, as well as application software support from some of the leading technology companies, including Microsoft, Adobe Systems, Novell and Sun Microsystems.

Marketing, Customers and Sales Organization

We have a worldwide marketing and sales force of approximately 1,300 individuals.

Our retail operation targets a broad range of customer groups, including large multinational companies, professional firms, small to mid size businesses, retail print shops, governments, government agencies and educational institutions. Additionally, we market office imaging equipment on a wholesale basis to a network of authorized independent dealers in Europe.

We believe that our retail customers primarily base their purchasing decisions on quality and reliability of post-sales service and solution support, product performance and capabilities, price and the availability of financing.

We use a range of advertising and promotional activities, including: television and print media advertising campaigns, distribution of descriptive brochures and direct mail pieces and informational seminars and presentations.

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

Our compensation plan for our sales representatives is designed to provide a positive career path and to minimize sales personnel turnover. Compensation for our sales representatives consists of a base salary and a selling commission that is aligned to our strategic objectives which include, but are not limited to, increased gross margins and value-added sales solutions.

Leasing

A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. With respect to our U.S. customers, we have an agreement with GECC for a period of six years through March 2009 under which GECC has agreed to provide financing to our U.S. customers to purchase equipment from us. Although we have other financing arrangements in place, GECC finances a significant part of our U.S. business. Our agreement with GECC requires us to maintain a consolidated net worth at or above specified levels during specified time periods, and a failure by us to maintain such consolidated net worth as provided under the GECC agreement may result in a termination event under the GECC agreement. With respect to our customers outside the United States, we have country by country arrangements with various third party finance or leasing companies. These programs allow us to offer lower lease rates and terms than are generally available to small copier dealers and allow us to utilize our capital for other business activities. If we lose one or more of our funding sources and are unable to provide our customers alternative financing arrangements on similar terms, we may lose sales, which could negatively affect our operating results.

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

Competition

The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support and lease and rental financing. In addition, our suppliers continue to establish themselves as direct competitors in many of the areas in which we do business. Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of evolving technology, including the development of alternative means of document processing, retention, storage and printing. Our retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers and wholesale clubs. We have suffered, and may continue to suffer, a reduction of our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices that we can obtain for our products and may affect our ability to retain customers, both of which could materially and adversely affect our business, financial condition or results of operations.

Employees

As of March 31, 2003, we employed approximately 8,700 persons, with approximately 4,300 in our U.S. segment, approximately 3,000 in our European segment and approximately 1,400 in our International segment.

Some of our non-U.S. employees are subject to labor agreements that, among other things, establish rates of pay and working hours. We consider our employee relations to be good. We believe that we provide working conditions and wages that are comparable to those of our competitors.

Trademarks and Service Marks

We believe that our trademarks and service marks have gained recognition in the office imaging and document management industry and are important to our marketing efforts. We have registered various trademarks and service marks. In particular, we believe that the trademarks “Danka,” “Infotec,” “TechSource” and “Danka @ the Desktop” are important to our ongoing business. Our policy is to continue to pursue registration of our marks whenever possible and to vigorously oppose any infringement of our proprietary rights. Depending on the jurisdiction, trademarks and service marks are valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic. Registrations of trademarks and service marks in the United States can generally be renewed indefinitely as long as the trademarks and service marks are in use.

Backlog

Backlogs are not material to our business.

ITEM 2.    PROPERTIES

Our general policy is to lease, rather than own, our business locations. We lease numerous properties for administration, sales, service and distribution functions and for our retail and wholesale operations. The terms vary under the leases. Some of our leases contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, our lease agreements require us to pay our proportionate share of taxes, common area expenses, insurance and related costs of the rental properties. On September 27, 2002, we entered into a 15 year long-term operating lease for facilities to house the headquarters of our U.S. and corporate operations.

We own several smaller business locations, none of which are necessary to the success of our business. In the future, we may dispose of some of the properties that we own and replace them with leased properties that we believe may be more desirable or more conveniently located.

DHC, one of our subsidiaries has been a party to a number of Tax Retention Operating Leases or TROLs. The TROL facility sold three properties during fiscal year 2003 for approximately $34.9 million. The proceeds from these sales were used to repay the entire outstanding obligation under the TROL facility.

Our management believes that the properties we occupy are, in general, suitable and adequate for the purposes for which they are used.

ITEM 3.    LEGAL PROCEEDINGS

On or about June 6, 2003, we were served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. We intend to vigorously defend all claims alleged by the plaintiff

Also, we are subject to legal proceedings and claims which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our executive officers is contained in Part III, Item 10 of this Form 10-K.

PART II

ITEM 5.    MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following table sets forth the high and low sale price for our ADSs, as reported by the Nasdaq SmallCap Market and the high and low middle market quotations, which represent an average of bid and offered prices in pence, for the ordinary shares as reported on the Official List of the London Stock Exchange. Each ADS represents four ordinary shares.

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High	Low
Fiscal Year 2003:
Quarter ended June 30, 2002	$5.05	$2.96	86.00p	53.75p
Quarter ended September 30, 2002	3.62	1.77	58.50	31.25
Quarter ended December 31, 2002	4.80	1.33	74.50	26.0
Quarter ended March 31, 2003	5.27	3.05	81.00	55.50

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High	Low
Fiscal Year 2002:
Quarter ended June 30, 2001	$1.25	$0.63	19.75p	10.50p
Quarter ended September 30, 2001	1.12	0.49	18.00	9.75
Quarter ended December 31, 2001	1.13	0.50	17.50	9.25
Quarter ended March 31, 2002	4.15	0.97	67.50	15.75

As of March 31, 2003, 49,182,916 ADSs were held of record by 2,489 registered holders and 249,531,546 ordinary shares were held of record by 3,299 registered holders. Since some of the ADSs and ordinary shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. We most recently paid a dividend to shareholders on July 28, 1998. We are an English company and we currently have insufficient profits, as determined under English law, to pay dividends on our ordinary shares. In addition, we are not currently permitted to pay dividends, other than payment-in-kind dividends on our participating shares, under our senior credit facility. We do not expect to pay dividends on our ordinary shares for the foreseeable future and any decision to do so will be made by our board of directors in light of our earnings, financial position, capital requirements, credit agreements, legal requirements and other such factors as our board of directors deems relevant.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to the information under the heading “Selected Consolidated Financial Data” in our annual report to shareholders for the year ended March 31, 2003. See Exhibit 13 to this report.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report to shareholders for the year ended March 31, 2003. See Exhibit 13 to this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report to shareholders for the year ended March 31, 2003. See Exhibit 13 to this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the information under the headings “Consolidated Statements of Operations”, “Condensed Consolidated Balance Sheets”, “Consolidated Statements of Cash Flows”, “Consolidated Statements of Shareholders’ Equity” and “Notes to the Consolidated Financial Statements” in our annual report to shareholders for the year ended March 31, 2003. See Exhibit 13 to this report. As is the case with any company, prior financial condition and results of operations are not necessarily indicative of future results.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The table below contains information regarding our current directors and executive officers as of March 31, 2003 and the current directors and executive officers of our primary operating subsidiaries. The executive officers serve at the pleasure of the respective boards of directors.

Name	Age	Position(s)	Nominations	Audit	Compensation	Director’s Rotation
P. Lang Lowrey, III	49	Chief Executive Officer and Chairman	X	—	—	2004
Kevin C. Daly	59	Director	—	—	—	2005
Jaime W. Ellertson	46	Director	—	—	—	2003
Michael B. Gifford	67	Director	X	X	—	2004
Richard M. Haddrill	50	Director	—	X	—	2005
Christopher B. Harned	40	Director	—	X	—	2005
W. Andrew McKenna	57	Director	—	X	—	2005
J. Ernest Riddle	61	Director	—	X	X	2003
James L. Singleton	47	Director	X	—	X	2003
C. Anthony Wainwright	69	Director	X	—	X	2003
Michel Amblard	56	Senior Vice President of Finance, Danka Europe (retiring)	—	—	—	—
Paul Dumond	48	Secretary	—	—	—	—
Todd L. Mavis	41	President and Chief Operating Officer, Danka United States

Keith J. Nelsen	39	Senior Vice President, General Counsel and Chief Administrative Office	—	—	—	—

Michael D. Popielec	41	President and Chief Operating Officer, Danka International

Sanjay Sood	38	Senior Vice President of Finance and Accounting	—	—	—	—

Donald W. Thurman	57	Senior Vice President Growth and Marketing	—	—	—	—

Peter Williams	50	President and Chief Operating Officer, Danka Europe

F. Mark Wolfinger	48	Executive Vice President and Chief Financial Officer	—	—	—	—

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

Kevin C. Daly.    Mr. Daly was appointed to our board of directors in January 2002. Since October 2001, Mr. Daly has been chief technical officer of Storage Solutions Group, a leading supplier of data protection devices for computer networks. From 1991 to 2001, Mr. Daly served as chief executive officer and president of Quantum ATL which was merged into Storage Solutions Group in 2001.

Jaime W. Ellertson.    Mr. Ellertson was appointed to our board of directors in November 2002. He has served as chief executive officer of S1, a Nasdaq National Market listed software company, since November 2000 and as a director since January 2001. Prior to joining S1, Mr. Ellertson served as executive vice president and general manager of worldwide strategic operations for BroadVision, Inc., a provider of self-service applications, from April 2000 until November 2000. From January 1997 until April 2000, Mr. Ellertson held the executive positions of chairman of the board and chief executive officer of Interleaf, Inc., a privately held provider of software tools for e-content management that was acquired by Broadvision, a Nasdaq National Market listed software company. Mr. Ellertson is a director of Trigo Technologies, Inc., a privately held software company and Apropos Technology, Inc., a Nasdaq National Market listed software company.

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

Richard M. Haddrill.    Mr. Haddrill was appointed as a director in February 2002. Since 1999, Mr. Haddrill has been president and chief executive officer of Manhattan Associates, a Nasdaq National Market listed company, which provides supply chain execution and collaborative commerce solutions. From 1994 to 1999, Mr. Haddrill served as president and chief executive officer of Powerhouse Technologies, Inc., a company that provides technology to the gaming industry. Mr. Haddrill also spent 16 years with Ernst & Young with the last 6 years as a partner. He is currently a director of Alliance Gaming Corporation, a New York Stock Exchange listed diversified gaming company and OutlookSoft, Inc. (a privately held company).

Christopher B. Harned.    Mr. Harned was appointed as a director in March 2002. Mr. Harned has been a managing director of The Cypress Group L.L.C., a private equity fund, since November 2001. From 1985 to 2001, Mr. Harned was with Lehman Brothers, most recently as head of the Global Consumer Products Merger and Acquisitions division. Mr. Harned also served as a member of Lehman Brothers’ Investment Banking Business Development Committee. Mr. Harned was designated by the owners of the participating shares as their nominee to serve on the board of directors.

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

J. Ernest Riddle.    Mr. Riddle was appointed as a director in January 1998. From March 1997 to July 1999, Mr. Riddle was president and chief operating officer of Norrell Services, Inc., an outsourcing information technology and staffing services company based in Atlanta, Georgia. Before joining Norrell, Mr. Riddle spent four years with Ryder System, Inc., a logistics and transportation group, primarily in marketing and sales. Mr. Riddle served Xerox Corporation for 26 years in a variety of positions which included Vice President of Marketing and Vice President of Field Operations for the United States operations and Vice President of Marketing and Sales for the European operations. Mr. Riddle serves on the board of directors of AirNet Systems, Inc, a provider of time-sensitive small package delivery services. He also serves as a trustee of Brevard College and is on the board of visitors of the University of North Carolina.

James L. Singleton.    Mr. Singleton was appointed as a director in December 1999. In 1994 Mr. Singleton formed The Cypress Group LLC, a private equity fund, and currently serves as president. Previously, Mr. Singleton was a managing director in Lehman Brothers’ Merchant Banking Group. Mr. Singleton serves on the board of directors of WESCO International Inc., ClubCorp Inc., HomeRuns.Com. Inc. and L.P. Thebault Company. Mr. Singleton was designated by the owners of the participating shares as their nominee to serve on the board of directors.

C. Anthony Wainwright.    Mr. Wainwright was appointed as a director in September 1999. Since 1997, Mr. Wainwright has served as vice chairman of McKinney & Silver, a North Carolina advertising agency and wholly-owned division of Havas Advertising. From 1995 to 1997 Mr. Wainwright was the chairman of Harris Drury Cohen, a Ft. Lauderdale advertising agency. Mr. Wainwright also serves as a director of two public companies including: America Woodmark Corporation and Marketing Services Group Inc and one privately held company Galaxy National Food Company. In addition, Mr. Wainwright serves on various other private and charitable boards.

Michel Amblard.    Mr. Amblard was appointed as our senior vice president and chief financial officer for Danka Europe effective June 1, 2001. From 1998 to June 1, 2001, Mr. Amblard served as our senior vice president and corporate controller. From September 1997 to 1998, Mr. Amblard served as our senior vice president of human resources worldwide. Prior to that, Mr. Amblard served in a variety of positions for Danka. Mr. Amblard plans to retire by July 4, 2003.

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

Todd L. Mavis.    Mr. Mavis joined us in 2001 and currently serves as president of our U.S. business unit. From 1997 to 2001, Mr. Mavis was executive vice president of Mitchell International, a leading information provider and software developer for insurance and related industries. From 1996 to 1997, Mr. Mavis was senior vice president—worldwide sales and marketing of Checkmate Electronics, Inc, a Nasdaq National Market listed company. For the last 16 years, Mr. Mavis has been involved in the information technology industry and has been heavily involved in the re-engineering of several companies, including Attachmate and Memorex Telex.

Keith J. Nelsen.    Mr. Nelsen was appointed as our senior vice president and general counsel in June 2000 and as Chief Administrative Officer in January 2003. From 1997 to June 2000, Mr. Nelsen served as our associate general counsel. From 1995 to 1997, Mr. Nelsen served as vice president and associate general counsel at Nordic Track, Inc., a manufacturer and distributor of fitness equipment.

Michael D. Popielec.    Mr. Popielec was appointed as the chief operating officer of our International region effective April 8, 2003. From 1985 to April 2003, Mr. Popielec served in a variety of roles with General Electric, most recently as President and chief executive officer of GE Power Controls, Industrial Systems.

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

Peter Williams.    Dr. Williams joined us in 2001 and currently serves as chief operating officer of our European operations. Dr. Williams served from 1986 to 2001 in a variety of roles for Anacomp, Inc., most recently as executive vice president in charge of the International Document Solutions division.

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

Our articles of association set the size of our board of directors at not less than two persons. Our board of directors currently consists of ten members who serve pursuant to our articles of association.

We adopted a code of ethics for all of our employees’ including our principal executive officers and senior financial officers. The code of ethics is posted on our website http://www.danka.com/CodeofBusinessConduct.asp. Any amendments to the code of ethics will also be posted on our website http://www.danka.com.

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

The owners of the participating shares are entitled to appoint a maximum of one participating share director if:

•	the Cypress Group LLC or its affiliates transfer participating shares to a person who is not an affiliate of them without the consent of our board of directors (which consent is not to be unreasonably withheld); and

•	as a result the Cypress Group LLC and its affiliates hold in aggregate less than 50.01 percent of the participating shares in issue.

Each committee of the board of directors must include at least one director appointed by the owners of the participating shares, except as prohibited by applicable law or regulation. The right of the owners of the participating shares to elect the participating share directors is in addition to their right to vote with other shareholders on the appointment of directors generally.

Each director is required to retire from office at the third annual general meeting after his appointment or, if earlier, the annual general meeting which falls in the third calendar meeting after his appointment. In addition, directors may stand for re-election or be appointed by the board of directors. Directors appointed by the board of directors will hold office only until the next following annual general meeting of shareholders, when they are eligible for re-election. Any director must retire at the first annual general meeting which takes place after the director reaches the age of 70 and annually thereafter.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of Forms 3, 4, and 5 furnished to Danka or written representations from certain persons that no Forms 5 were required for those persons, we believe that during our 2003 fiscal year, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to our directors, officers and 10% beneficial owners were timely satisfied.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The table below contains information about the annual and long-term compensation for services rendered in all capacities for the last three (3) fiscal years for our chief executive officer and our other four most highly compensated executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation	Restricted Stock	Number Of Options/ SARs(1)	All Other Compensation
P. Lang Lowrey III(2)	2003	$647,115	$775,120		—	—	—	$116,334	(3)
Chief Executive Officer	2002	500,000	1,500,000		—	—	—	102,632	(4)
	2001	32,692	250,000	(5)	—	—	1,000,000/–	—

F. Mark Wolfinger	2003	488,781	425,190		—	—	40,000/–	9,000	(6)
Executive Vice President	2002	488,781	924,239		—	—	75,000/–	8,981	(6)
And Chief Financial Officer	2001	450,000	101,875		—	—	—	7,240	(7)

Todd L. Mavis(7)	2003	375,001	334,763	(8)	—	—	40,000/–	67,759	(10)
President and Chief	2002	242,308	370,187	(9)	—	—	425,000/–	387,398	(10)
Operating Officer,	2001	—	—		—	—	—	—
Danka United States

Peter Williams(11)	2003	216,349	118,889		—	—	40,000/–	13,908	(12)
President and Chief	2002	138,968	236,510		—	—	225,000/–	5,956	(12)
Operating Officer, Danka Europe	2001	—	—		—	—	—	—

Keith J. Nelsen(13)	2003	222,711	130,598		—	—	40,000/–	—
General Counsel and	2002	208,000	197,321		—	—	75,000/–	—
Chief Administrative Officer	2001	197,633	66,800		—	—	—	—

(1)	The stock options granted are to acquire American depositary shares. Each American depositary share represents four ordinary shares. All numbers shown in the above table represent American depositary shares. All options were granted at the fair market value of the American depositary shares on the date of the grant.
(2)	Mr. Lowrey began serving as our chief executive officer effective March 1, 2001 and as chairman of the board of directors effective January 13, 2002.

(3)	The amounts listed represent temporary living expenses, relocation reimbursements, expenses related to the sale of Mr. Lowrey’s principal residence and a $100,000 tax gross-up on the sale of the home for fiscal year 2003.
(4)	The amounts listed represent temporary living expenses and relocation reimbursements.
(5)	This amount represents payment of a signing bonus to Mr. Lowrey upon commencement of his employment.
(6)	The amounts listed represent life insurance premiums pursuant to Mr. Wolfinger’s employment contract.
(7)	Mr. Mavis began serving as an executive officer in August 2001.
(8)	The amount listed includes a $100,000 anniversary bonus.
(9)	The amounts listed include a $50,000 signing bonus.
(10)	The amounts listed for fiscal year 2002 include a $75,000 relocation bonus, a $202,000 housing bonus that was grossed up to $286,322 for tax purposes, $26,076 of temporary living expenses and relocation reimbursements and $67,759 of temporary living expenses for fiscal year 2003.
(11)	Dr. Williams began serving as an executive officer in fiscal year 2001.
(12)	The amounts listed represent an automobile allowance.
(13)	Mr. Nelsen began serving as an executive officer in fiscal year 2002.

Share Option Plans

We have options outstanding under our share option plans. The options granted are for the right to acquire ordinary shares or American depositary shares. The table below provides information concerning options issued under our share option plans to our named executive officers who received a grant of options during fiscal year 2003. We did not grant any stock appreciation rights during fiscal years 2003, 2002, and 2001.

Option Grants in Fiscal 2003—Individual Grants

Name	Number of Options Granted(1)		% of Total Options Granted to Employees in Fiscal 2003	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Share Price Appreciation For Option Term(2)
						5%	10%
F. Mark Wolfinger	40,000	(3)	1.6%	$3.96	11/29/2012	$99,617	$252,449
Todd L. Mavis	40,000	(3)	1.6%	3.96	11/29/2012	99,617	252,449
Peter Williams	40,000	(3)	1.6%	3.96	11/29/2012	99,617	252,449
Keith J. Nelsen	40,000	(3)	1.6%	3.96	11/29/2012	99,617	252,449

(1)	The options granted are for American depositary shares.
(2)	The United States dollar amounts under these columns are the result of calculations at 5% and 10% which reflect rates of potential appreciation set by the SEC. Therefore these calculations are not intended to forecast possible future appreciation, if any, of our ordinary share or ADS price. Our stock options are granted with a pence per ordinary share or United States dollar per ADS, exercise price.
(3)	Options vest in three equal annual installments beginning on the first anniversary date.

The table below provides detailed information concerning aggregate share option/stock appreciation rights values at the end of fiscal year 2003 for unexercised share options/SARs held by each of our named executive officers. No share options/SARs were exercised by any named executive officer in fiscal year 2003.

Aggregate Options/SARs Exercised In Fiscal Year 2003

And Fiscal Year-End Option/SAR Values

Name	Number of American Depositary Shares Acquired on Exercise(1)	Value Realized	Number of Unexercised Options/SARs At Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs At Fiscal Year-End Exercisable/ Unexercisable
P. Lang Lowrey III	—	—	666,667/333,333	$ 1,806,668/ $ 903,332
F. Mark Wolfinger	—	—	611,667/73,333	69,167/55,333
			500,000/0(2)	0/0
Todd L. Mavis	—	—	141,667/323,333	351,834/753,666
Peter Williams	—	—	91,667/173,333	218,168/353,332
Keith J. Nelsen	—	—	79,167/73,333	69,167/55,333

(1)	The options granted are for American depositary shares. The options were granted at the fair market value of the American depositary shares on the date of the grant. Each American depositary shares represents four ordinary shares.
(2)	These amounts represent stock appreciation rights in respect of American depositary shares granted during fiscal year 1999.

Compensation of Directors

Any director serving as an executive officer did not receive any directors’ fees.

Compensation payable to the non-employee directors is determined by the board and is reviewed annually. The compensation was changed effective at the time of the annual general meeting held in October 2002. Annual compensation beginning October 2002 consists of the following:

•	An annual sum of $30,000.

•	An annual grant of restricted shares pursuant to the Danka 2002 Outside Director Stock Compensation Plan with a fair market value at the date of grant of $30,000.

•	If a chairman of a committee of the board of directors, an additional sum of $500 per committee meeting.

•	$1,500 for each board of directors or committee meeting attended in person, together with reimbursement for expenses in connection with such attendance and $750 for attendance at telephonic board and committee meetings.

Compensation payable to the non-employee directors for the period from April 2002 to September 2002 consisted of the following:

•	An annual sum of (Pounds) 25,000.

•	If a chairman of a committee of the board of directors, an additional annual sum of (Pounds) 3,500.

•	(Pounds) 1,200 for each board of directors or committee meeting attended and reimbursement for expenses in connection with such attendance

James L. Singleton and Mr. Christopher B. Harned, the directors appointed by holders of the participating shares, have waived their entitlements to receive emoluments.

Human Resources Committee Interlocks and Insider Participation

None of the members of our human resources committee have at any time been an executive officer. There were no human resources committee interlocks or insider participation in compensation decisions in fiscal year 2003.

Change of Control Agreements

Each of P. Lang Lowrey, Todd L. Mavis, Keith J. Nelsen, Peter Williams and F. Mark Wolfinger, has a change of control agreement with Danka Business Systems PLC and Danka Office Imaging Company.

Under each change of control agreement, if the relevant executive’s employment is terminated without cause, other than due to death, disability, or retirement, or the executive terminates his employment for good reason, in either case within two years after a change of control, the relevant executive will be entitled to receive the severance benefits described below. “Good reason” includes an adverse change in the relevant executive’s status or position, decrease in base salary, relocation, or our failure to continue in effect any compensation or benefit plan.

The severance benefit entitlements under the change of control agreement include:

•	a lump-sum cash payment, in an amount equal to two times base salary for Mr. Lowrey, Mr. Mavis, Mr. Nelsen and Mr. Wolfinger and one times for Dr. Williams. “Base salary” is the salary being earned either at the time of the change of control, or at the time of the termination of the relevant executive’s employment, whichever is greater;

•	a pro rata annual bonus for the fiscal year of termination calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at the level equal to the performance achieved through the date of termination or, if greater, the pro rata amount of any performance bonus that the relevant executive is guaranteed to receive for the fiscal year;

•	an amount equal to two times, in the case of Mr. Lowrey, Mr. Mavis, Mr. Nelsen and Mr. Wolfinger (none for Dr. Williams), the relevant executive’s annual bonus for the fiscal year of termination, calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at a level equal to the performance achieved through the date of termination or, if greater, any performance bonus that the relevant executive is guaranteed to receive for that fiscal year;

•	continued coverage under our welfare plans for up to 24 months in the case of Mr. Wolfinger and 12 months in the case of Mr. Lowrey, Mr. Mavis and Mr. Nelsen (none for Dr. Williams); and

•	the immediate vesting and exercisability of the respective executive’s stock options for three years following termination of the executive’s employment.

Each change of control agreement provides that the relevant executive will be reimbursed for any federal excise taxes imposed on payments that constitute excess “golden parachute payments.”

A “change of control” occurs for the purposes of the change of control agreements if:

•	any person or group unaffiliated with us acquires securities representing more than 30 percent of our shareholder voting power;

•	a merger or consolidation involving us is consummated and results in less than 50 percent of the outstanding voting securities of the surviving or resulting entity being owned by our then existing stockholders;

•	we sell substantially all of our assets, or substantially all of the assets of Danka Holding Company, to a person or entity which is not our wholly-owned subsidiary or any of our affiliates; and

•	during any period of two consecutive years, individuals who, at the beginning of such period, constituted our board of directors cease to constitute at least a majority of our board of directors, unless the election or nomination for election for each new director was approved by the vote of at least two-thirds of the directors then still in office who were directors at the beginning of such two-year period.

Each change of control agreement will remain in effect until the time that the relevant executive is terminated in circumstances which do not entitle the executive to severance payments under his agreement. The change of control agreements will not expire earlier than two years after the effective date of any change of control.

Employment Agreements

P. Lang Lowrey III

Mr. Lowrey has an employment agreement with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. The employment agreement, which is effective from March 1, 2001, provides for

•	an annual base salary of not less than $650,000;

•	an annual target bonus based on individual and corporate performance of up to 200% of base salary;

•	an additional bonus based on specified corporate objectives of up to 100% of base salary;

•	stock option grants consistent with Mr. Lowrey’s position;

•	relocation benefits under our standard relocation plan including reimbursement for any tax liability related to the sale of the home, limited to $100,000 and

•	payment of other vested benefits due to Mr. Lowrey under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Lowrey’s employment is terminable by either party upon 30 days’ written notice, if without cause. In the event that Mr. Lowrey’s employment is terminated other than by reason of his death or by us for cause, we will be required to provide Mr. Lowrey with:

•	a termination payment of twice Mr. Lowrey’s base salary payable in installments over a twelve month period;

•	a proportionate amount of any performance bonus that would have been payable to Mr. Lowrey for the fiscal year in which termination occurs;

•	medical, hospitalization, life and other insurance benefits for Mr. Lowrey and his family for up to two years after the termination date;

•	immediate vesting of stock options with a two year exercise period; and

•	other vested benefits payable to Mr. Lowrey under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Lowrey is required to comply with worldwide non-compete and confidentiality provisions for two years following termination of employment.

Todd L. Mavis, Keith J. Nelsen, Peter Williams and F. Mark Wolfinger

Each of Mr. Mavis, Mr. Nelsen, Dr. Williams and Mr. Wolfinger have employment agreements with Danka Office Imaging Company and, in the case of Mr. Mavis, Danka Business Systems PLC and Danka Holding Company. Each agreement provides for:

•	a minimum annual base salary;

•	an annual target bonus of up to 100% of base salary (50% for Mr. Nelsen), (£100,000 pounds for Dr. Williams), ($250,000 for Mr. Mavis) based on individual and corporate performance and eligibility for additional bonuses based on our performance bonus plan;

•	stock option grants consistent with the relevant executive’s position; and

•	payment of other vested benefits due to the executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Wolfinger’s employment agreement is dated August 15, 2000 and his current annual base salary is $450,000.

Mr. Nelsen’s employment agreement is dated August 15, 2000 and his current annual base salary is $240,000.

Mr. Mavis’s employment agreement is dated July 26, 2001, and was amended on March 18, 2002, and provides for an annual base salary of not less than $375,000.

Mr. Mavis’s employment agreement is terminable by either party, without cause, upon 60 days’ written notice. Mr. Wolfinger’s employment agreement expires on August 15, 2003 and is otherwise terminable by either party, without cause, on 30 days’ written notice.

Dr. Williams employment agreement’s dated July 23, 2001 and provides for an annual base salary of not less than £100,000.

In the event that any of Mr. Mavis’s, Mr. Nelsen’s and Mr. Wolfinger’s employment agreement is terminated other than by us for cause or by reason of the relevant executive’s death, we must provide the relevant executive with:

•	a termination payment, in an amount equal to twice (one and a half times for Mr. Nelsen) (one times for Dr. Williams) the executive’s base salary, payable in installments over a twelve month period (in a lump sum for Mr. Nelsen);

•	a proportionate amount (one and a half times of the targeted bonus for Mr. Nelsen) of any performance bonus that would have been payable to the relevant executive for the fiscal year in which termination occurs;

•	medical, hospitalization, life and other insurance benefits for the relevant executive and his family for up to two years (none for Mr. Nelsen or Dr. Williams) after the termination date;

•	immediate vesting of stock options with a two year exercise period (or, in the case of Mr. Wolfinger, a three year exercise period); and

•	other vested benefits payable to the relevant executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Each of Mr. Mavis’s, Mr. Nelsen’s, Dr. Williams and Mr. Wolfinger’s employment agreements require the relevant executive to comply with worldwide non-compete and confidentiality provisions for two years (one year for Dr. Williams) following termination of employment.

Employment Agreements—Former Employees

None

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides a summary of all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors, consultants, advisors, vendors, customers, suppliers and lenders), in effect as of March 31, 2003.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
Equity compensation plans approved by security holders	8,538,175	$4.66	9,461,826
Equity compensation plans not approved by security holders	—	—	—
Total	8,538,175	$4.66	9,461,826

Note: All figures for numbers of securities in the table are for American depositary shares.

Security Ownership of Management and Others

The following table sets forth, as of May 15, 2003, information as to the beneficial ownership of our ordinary shares by:

•	each person known to us as having beneficial ownership of more than five percent (5%) of our equity securities;

•	each director;

•	each “named executive officer” as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934; and

•	all of our directors and executive officers as a group.

	Shares Beneficially Owned as of May 15, 2003 (2)
Name of Beneficial Owner(1)	Number of Ordinary Shares(11)	ADS Equivalent	Percent
Holdings of greater than 5 percent
Cypress Associates II LLC(3)	80,144,912	20,036,228	24.3%
FMR Corporation(4)	17,365,600	4,341,400	7.0%
Holdings by Directors, Named Executive Officers and all Directors and Executive Officers as a Group
Kevin C. Daly	38,960	9,740	*
Jaime W. Ellertson	35,712	8,928	*
Michael B. Gifford	54,960	13,740	*
Richard M. Haddrill	38,960	9,740	*
Christopher B. Harned	—	—	*
W. Andrew McKenna	38,960	9,740	*
J. Ernest Riddle	58,960	14,740	*
James L. Singleton(5)	80,184,912	20,046,228	24.3%
C. Anthony Wainwright	56,460	14,115	*
P. Lang Lowrey III(6)	2,736,267	684,067	1.1%
Todd L. Mavis(7)	606,667	151,667	*
Keith J. Nelsen(8)	356,791	89,198
Peter Williams(9)	404,667	101,167	*
F. Mark Wolfinger(10)	2,507,107	626,777	1.0%
All directors and executive officers As a group (18 persons)	87,875,525	21,968,881	26.1%

(*)	Represents less than one percent (1%) of the share capital.
(1)	Except for Messrs. Mavis, Nelsen and Wolfinger, all of the listed individuals are currently directors. Messrs. Lowrey, Mavis, Nelsen and Wolfinger are executive officers.
(2)	Except as otherwise indicated, all ordinary shares and American depositary shares are held of record with sole voting and investment power.
(3)	Consists of:

•	236,895 convertible participating shares which are convertible, as of May 15, 2003, into 76,171,928 ordinary shares, beneficially owned by Cypress Merchant Banking Partners II L.P.;

•	10,071 convertible participating shares which are convertible, as of May 15, 2003, into 3,238,260 ordinary shares, beneficially owned by Cypress Merchant Banking II C.V.; and

•	2,285 convertible participating shares which are convertible, as of May 15, 2003, into 734,724 ordinary shares, beneficially owned by 55th Street Partners II L.P.

Cypress Associates II LLC, as well as James A. Stern, Jeffrey P. Hughes, James L. Singleton and David P. Spalding (each a “Managing Member” of Cypress Associates II LLC), may be deemed to beneficially own these shares. However, Cypress Associates II LLC and each Managing Member disclaim beneficial ownership. The share and percentage ownership figures are calculated at the conversion rate as of May 15, 2003 of 321.543 ordinary shares for each convertible participating share. The principal business and office address of Cypress Associates II LLC and the Managing Members is 65 East 55th Street, New York, NY 10022.
(4)	Consists of:

•	4,000,000 ordinary shares beneficially owned by Fidelity Investment Services Ltd.;

•	13,045,600 ordinary shares beneficially owned by Fidelity Management & Research Company.; and

•	320,000 ordinary shares beneficially owned by Fidelity Management Trust Company.

The principal address of FMR Corporation is 82 Devonshire Street, E 14B, Boston, MA 02109-3614.
(5)	Includes 249,251 Convertible participating shares which are convertible, as of May 15, 2003, into 80,144,912 ordinary shares beneficially owned by affiliates of Cypress Associates II LLC. Mr. Singleton is Vice Chairman of The Cypress Group LLC. See note 3 above. Mr. Singleton disclaims beneficial ownership of such shares.
(6)	Includes options held by Mr. Lowrey to purchase 666,666 American depositary shares, equivalent to 2,666,668 ordinary shares, all of which are currently exercisable.
(7)	Includes options held by Mr. Mavis to purchase 141,667 American depositary shares, equivalent to 566,668 ordinary shares, all of which are currently exercisable.
(8)	Includes options held by Mr. Nelsen to purchase 79,167 American depositary shares, equivalent to 316,668 ordinary shares, all of which are currently exercisable.
(9)	Includes options held by Dr. Williams to purchase 91,667 American depositary shares, equivalent to 366,668 ordinary shares, all of which are currently exercisable.
(10)	Includes options held by Mr. Wolfinger to purchase 611,667 American depositary shares, equivalent to 2,446,668 ordinary shares, all of which are currently exercisable.
(11)	At May 15, 2003 a total of 249,557,082 ordinary shares were outstanding. Pursuant to the rules of the Securities and Exchange Commission, ordinary shares or American depositary shares that a person has a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options or the conversion of our convertible participating shares are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

On May 15, 2003, The Bank of New York, as depositary for our American depositary share program, held 47,721,187 ordinary shares representing approximately 76.5% of the ordinary shares in issue.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not have any relationships and transactions between affiliated parties and us.

Future relationships and transactions, if any, with affiliated parties will be approved by a majority of our independent outside directors and our audit committee and will be on terms no less favorable to us than those that could be obtained from unaffiliated parties.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. The following financial statements of the registrant included in Part II, item 8, of this report are incorporated herein by reference as described in item 8:

Exhibit No.	Description

13

Consolidated Statements of Operations—years ended March 31, 2003, 2002 and 2001

Condensed Consolidated Balance Sheets—March 31, 2003 and 2002

Consolidated Statements of Cash Flows—years ended March 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity (Deficit)—years ended March 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements—years ended March 31, 2003, 2002 and 2001

Independent Auditors’ Report

2.  The following financial statement schedules of the registrant are included in item 14(d):

Exhibit No.	Description

23

Independent Auditors’ Report

II—Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule, the information required is included in the financial statements and notes thereto or the schedule is not required or inapplicable under the related instructions.

3.  Exhibit index:

Exhibit Number	Description of Document

2.1*	Asset Purchase Agreement dated April 9, 2001 among Danka Business Systems PLC and Pitney Bowes, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 1, 2001).

3.1*	Memorandum of Association of the Company. (Exhibit 3.1 of Company’s Registration Statement on Form 20-F, No. 0-20828, filed on November 10, 1992.)

3.2*	Articles of Association of the Company. (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2000, filed on November 14, 2001.)

4.1*	Memorandum of Association of the Company, including paragraphs 5 and 6. (Exhibit 2.1 to the 1992 Registration Statement on Form 20-F, No. 0-020828, filed November 10, 1992.)

4.2*	Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members. (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2001, filed on November 14, 2001.)

4.3*	Form of Ordinary Share certificate. (Exhibit 4.3 of Company’s Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993.)

Exhibit Number	Description of Document

4.4*	Form of American Depositary Receipt. (Exhibit 4.4 to the Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993.)

4.5*	Deposit Agreement dated June 25, 1992, Amendment No. 1 dated February 26, 1993 and Amendment No. 2 dated July 2, 1993 (Exhibit 4.9 to the Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993) and Amendment No. 3 dated August 16, 1994 between The Bank of New York, Company and Owners and Holders of American Depositary Receipts.

4.6*	Credit Agreement dated December 5, 1996, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent. (Exhibit 4 to the Company’s Form 8-K dated December 16, 1996.)

4.7*	First Amendment to Credit Agreement dated December 5, 1997 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (Exhibit 4.9 to the Company’s Form 10-Q dated February 12, 1998.)

4.8*	Second Amendment to Credit Agreement dated July 28, 1998 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (Exhibit 4.10 to the Company’s Form 8-K dated July 28, 1998.)

4.9*	Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.11 to the Company’s Form 8-K dated October 21, 1998.)

4.10*	Waiver dated February 26, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (Exhibit 4.12 to the Company’s Form 8-K dated March 5, 1999.)

4.11*	Fifth Amendment to Credit Agreement dated June 15, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.16 to the Company’s Form 8-K dated July 15, 1999.)

4.12*	Sixth Amendment to Credit Agreement dated July 9, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.17 to the Company’s Form 8-K dated July 15, 1999.)

4.13*	Seventh Amendment to Credit Agreement dated December 1, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.18 to the Company’s Form 10-Q for the quarter ended December 31, 1999 and filed February 11, 2000.)

4.14*	Registration Rights Agreement dated December 17, 1999, among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership. (Exhibit 99.3 to the Company’s Form 8-K dated December 17, 1999.)

4.15*	Eighth Amendment to Credit Agreement dated March 24, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (Exhibit 4.22 to Company’s Form 10-K dated June 6, 2000.)

Exhibit Number	Description of Document

4.16*	Ninth Amendment to Credit Agreement dated October 31, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.23 to Company’s Form 10-Q for the quarter ended September 30, 2000.)

4.17*	Tenth Amendment to Credit Agreement dated December 15, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.25 to Company’s Form 8-K dated January 12, 2001.)

4.18*	Eleventh Amendment to Credit Agreement dated March 28, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.26 to Company’s Form 8-K dated April 9, 2001.)

4.19*	Twelfth Amendment to Credit Agreement dated June 6, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (Exhibit 4.25 to Company’s Form 8-K dated June 11, 2001.)

4.20*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the zero coupon senior subordinated notes due April 1, 2004. (Exhibit 4.24 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001.)

4.21*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the 10% subordinated notes due April 1, 2008. (Exhibit 4.25 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001.)

4.22*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004. (Exhibit 4.27 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001.)

4.23*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008. (Exhibit 4.28 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001.)

4.24*	Amended and Restated Credit Agreement dated June 29, 2001, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent (Exhibit 4.26 to the Company’s Form 8-K dated July 16, 2001).

4.25*	First Amendment to Amended and Restated Credit Agreement dated March 29, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., or agent.

4.26*	Second Amended and Restated Credit Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent.

4.27*	Letter Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent.

4.28	Third Amended to Second Amended and Restated Credit Agreement dated November 25, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent.

10.1*	Office Building Lease dated May 1, 1992 between Daniel M. Doyle and Francis J. McPeak, Jr., and Gulf Coast Business Machines. (Exhibit 3.5 to the 1993 Form 20-F.)

Exhibit Number	Description of Document

10.2*	Office Building Lease dated April 1, 1990 between Daniel M. Doyle and Francis J. McPeak, Jr., and Danka. (Exhibit 3.6 to the 1993 Form 20-F.)

10.3*	Lease Agreement dated December 22, 1986, and Addendum Lease Agreement dated March 1, 1987, between Daniel M. Doyle and Francis J. McPeak and Danka. (Exhibit 3.7 to the 1993 Form 20-F.)

10.4*	U.K. Executive Share Option Scheme. (Exhibit 3.11 to the 1993 Form 20-F.)

10.5*	U.S. Executive Incentive Stock Option Plan. (Exhibit 3.12 to the 1993 Form 20-F.)

10.6*	Form of Stock Option Agreement. (Exhibit 3.13 to the 1993 Form 20-F.)

10.7*	Addendum to Lease Agreement dated September 1, 1992, between Mid-County Investments, Inc. and Danka. (Exhibit 3.38 to the 1993 Form 20-F.)

10.8*	Lease Agreement dated November 12, 1992 and Lease Commencement Agreement dated April 7, 1993 between PARD, Inc. and Danka. (Exhibit 10.41 to the 1993 Form 20-F.)

10.9*	Danka Business Systems PLC 1994 Executive Performance Plan. (Exhibit 10.52 to the 1994 Form 10-K.)

10.10*	The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 10.

10.11*	Amendments to the Danka 1996 Share Option Plan filed as Appendix A of the 1998 Annual Proxy Statement and approved by shareholders under Resolution 9.

10.12*	The Danka 1999 Share Option Plan filed as Appendix B of the 1999 Annual Proxy Statement and approved by shareholders under Resolution 12.

10.13*	Employment Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III. (Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001.)

10.14*	Change of Control Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III. (Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001.)

10.15*	Agreement dated November 20, 2000 between Danka and Michael Gifford. (Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001.)

10.16*	Employment Agreement dated March 1, 2001 between Danka and Michael Gifford. (Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001.)

10.17*	Amended and Restated Employment Agreement dated September, 1999 between Danka and Brian L. Merriman. (Exhibit 10.14 to Company’s Form 10-Q for the quarter ended September 30, 1999.)

10.18*	Amendments dated May 30, 2000 to the Amended and Restated Employment Agreement dated September 20, 1999 between Danka and Brian L. Merriman. (Exhibit 10.37 to Company’s Form 10-Q for the quarter ended June 30, 2000.)

10.19*	Change of Control Agreement dated November 6, 1998 between Danka and Brian L. Merriman. (Exhibit 10.11 to Company’s Form 10-Q for the quarter ended June 30, 1999.)

10.20*	Amended and Restated Employment Agreement dated July, 2000 between Danka and F. Mark Wolfinger. (Exhibit 4.24 to Company’s Form 10-Q for the quarter ended September 30, 2000.)

10.21*	Change of Control Agreement dated November 6, 1998 between Danka and F. Mark Wolfinger. (Exhibit 10.12 to Company’s Form 10-Q for the quarter ended June 30, 1999.)

10.22*	Amended and Restated Global Operating Agreement dated March 31, 2000 between Danka and General Electric Capital Corporation. (Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001.)

Exhibit Number	Description of Document

10.23*	First Amendment to Amended and Restated Global Operating Agreement dated February 1, 2001 between Danka and General Electric Capital Corporation. (Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001.)

10.24*	Purchase Agreement dated April 9, 2001 between Danka and Pitney Bowes Inc. (Exhibit 10.33 to the Company’s Form 8-K dated May 1, 2001.)

10.25*	Change of Control Agreement dated February 13, 2001 between Danka and Ernest R. Miller. (Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.)

10.26*	Severance Agreement dated January 14, 2000 between Danka and Ernest R. Miller. (Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.)

10.27*	Second Amendment to Amended and Restated Global Operating Agreement dated October 9, 2001 between Danka and General Electric Capital Corporation. (Exhibit 10.36 to the Company’s Form 10-Q September 30, 2001 dated November 14, 2001.)

10.28*	Amended and Restated Employment Agreement dated November 6, 2001 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Brian L. Merriman (Exhibit 10.37 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001.)

10.29*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001.)

10.30*	Employment Agreement dated July 23, 2001 among Danka Business Systems PLC and Peter Williams (Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001.)

10.31*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and David P. Berg (Exhibit 10.40 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001.)

10.32*	Amendments to the Danka 1999 Share Option Plan filed as Exhibit A to the 2001 Annual Proxy Statement.

10.33*	The Danka 2001 Long Term Incentive Plan filed as Exhibit B to the 2001 Annual Proxy Statement.

10.34*	The Danka Employee Stock Purchase Plan filed as the Exhibit to the Proxy Statement filed on February 27, 2002.

10.35*	Third Amendment to Amended and Restated Global Operating Agreement dated January 9, 2002 between Danka and General Electric Capital Corporation.

10.36*	Amendment to Employment Agreement dated March 18, 2002 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis.

10.37*	Change of Control Agreement dated November, 2001 between Danka and David P. Berg.

10.38*	Change of Control Agreement dated November, 2001 between Danka and Todd L. Mavis.

10.39*	Lease Agreement between DAN (FL) QRS 15-7 INC. and Danka Office Imaging Company

10.40*	Fourth Amendment to Amended and Restated Global Operating Agreement dated December 20, 2002 between Danka and General Electric Capital Corporation.

10.41	Employment Agreement dated March 28, 2003 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Michael Popielec.

10.42	Change of Control Agreement dated March 28, 2003 between Danka and Michael Popielec.

10.43	Employment Agreement dated August 15, 2000, among Danka Office Imaging Company and Keith J. Nelsen.

Exhibit Number	Description of Document

10.44	Change of Control Agreement dated November 14, 2001, between Danka and Keith J. Nelsen.

13	Annual Report to Shareholders of the Company for the year ended March 31, 2003. The portions of the Company’s Annual Report to Shareholders incorporated by reference into this Report are included herein as exhibits.

21*	List of Current Subsidiaries of the Company.

23	Consent of Independent Auditors.

99.1	Certification of P. Lang Lowrey III and F. Mark Wolfinger pursuant to 18 U.S.C. Section 1350, as adjusted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

(b)  Reports on Form 8-K:

Form 8-K filed on January 2, 2003 regarding the December 31, 2002 amendment to our senior credit facility.

Form 8-K filed on May 22, 2003 regarding the May 22, 2003 press release announcing financial and operating results for the fourth quarter and fiscal year ended March 31, 2003.

Form 8-K filed on May 28, 2003 regarding the transcript of the May 22, 2003 earnings conference call.

Form 8-K filed on June 10, 2003 regarding the 135c press release.

Form 8-K filed on June 10, 2003 regarding disclosure of the release of certain non-public information.

(c)  Exhibits:

The exhibits listed in Item 14(a)(3) to this report are filed with this report.

(d)  Financial Statement Schedules:

Independent Auditors’ Report

II—Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, the information required is included in the financial statements and notes thereto or the schedule is not required or inapplicable under the related instructions.

INDEPENDENT AUDITORS’ REPORT

To the Members of Danka Business Systems PLC

Under date of June 9, 2003, we reported on the consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2003, which are included in the 2003 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, effective April 1, 2002.

KPMG Audit Plc

Chartered Accountants

Registered Auditor

London, England

June 9, 2003

DANKA BUSINESS SYSTEMS PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Column A	Column B	Column C	Charged to Other Accounts	Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
Allowance for doubtful Accounts:
Year ended March 31, 2001	$41,599	$9,857	—	$(8,335	)(1)	$43,121
Year ended March 31, 2002	$43,121	$17,271		$(18,111	)(1)	$42,281
Year ended March 31, 2003	$42,281	$19,753		$(20,624	)(1)	$41,410

(1)	Represents accounts written off during the year, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2003	DANKA BUSINESS SYSTEMS PLC
(Registrant)

	By:	/s/ P. LANG LOWREY III
P. Lang Lowrey III Chief Executive Officer and Chairman (Chief Executive Officer and Chairman)

By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 9, 2003.

Signature	Title

/s/ P. LANG LOWREY III P. Lang Lowrey III	Chief Executive Officer, Chairman and Director (Principal Executive Officer)

/s/ KEVIN C. DALY Kevin C. Daly	Director

/s/ JAIME ELLERTSON Jaime Ellertson	Director

/s/ MICHAEL B. GIFFORD Michael B. Gifford	Director

/s/ RICHARD M. HADDRILL Richard M. Haddrill	Director

/s/ CHRISTOPHER B. HARNED Christopher B. Harned	Director

/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director

/s/ J. ERNEST RIDDLE J. Ernest Riddle	Director

/s/ JAMES L. SINGLETON James L. Singleton	Director

/s/ C. ANTHONY WAINWRIGHT C. Anthony Wainwright	Director

/s/ F. MARK WOLFINGER F. Mark Wolfinger	Executive Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, P. Lang Lowrey, III, Chief Executive Officer of the Company, certify that:

1.  I have reviewed this annual report on Form 10-K of Danka Business Systems PLC;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ P. LANG LOWREY
P. Lang Lowrey Chief Executive Officer

June 9, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, F. Mark Wolfinger, Chief Financial Officer of the Company, certify that:

1.  I have reviewed this annual report on Form 10-K of Danka Business Systems PLC;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ F. MARK WOLFINGER
F. Mark\ Wolfinger Chief Financial Officer

June 9, 2003