Form 10-Q
period 2003-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2003-08-14
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 0-20828

DANKA BUSINESS SYSTEMS PLC

(Exact name of registrant as specified in its charter)

ENGLAND & WALES	98-0052869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11201 DANKA CIRCLE NORTH		MASTERS HOUSE
ST. PETERSBURG, FLORIDA 33716	AND	107 HAMMERSMITH ROAD LONDON W14 0QH ENGLAND
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(727) 576-6003 in the United States

011-44-207-605-0150 in the United Kingdom

NOT APPLICABLE

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The registrant had 249,921,082 Ordinary Shares outstanding as of August 1, 2003.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to comply with the financial or other covenants in our debt instruments; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance and unify our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any inability to achieve or maintain cost savings; (xvi) any incurrence of tax liabilities beyond our current expectations, which could adversely affect our liquidity; and (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by past or future terrorist attacks, the related war on terrorism, the fear of additional terrorist attacks or any outbreak of the Severe Acute Respiratory Syndrome (SARS); and (xviii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made.

RISK FACTORS

Business Strategy—We believe that in order to stay competitive and generate positive earnings and cash flow, we must successfully implement the strategies discussed elsewhere in this quarterly report.

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

Profitability—We generated a net loss from continuing operations for the quarter ended June 30, 2003 of $0.8 million compared to net earnings of $5.8 million in the year-ago quarter and have incurred losses in prior years.

We believe that our results for the first quarter of fiscal year 2004 and fiscal years 2003 and 2002 were impacted in large part by:

•	the transition in our industry from analog to digital products and the resulting lower retail equipment placements and reduced machines in field or MIF;

•	increased competition as a result of technology convergence, such as the advent of multi-function peripherals or MFPs and, an increase in the migration of copy volume from traditional stand-alone copiers to network printers resulting in lower service and supplies revenue, and manufacturers selling on a direct basis;

•	our decision to reduce our sales force and the number of geographic locations and markets that we operate in;

•	reduced new retail equipment and related sales revenue as a result of our focus on higher margin transactions;

•	a weakening of global economic conditions which resulted in reduced or delayed capital spending by customers;

•	the delay in the implementation of and significant investment in our Vision 21 program and the ancillary costs related to the program.

•	the costs associated with the disposal of certain under-performing business units; and

•	investments in our growth initiatives, such as Professional Services, Danka @ the Desktop and TechSource.

If we incur losses in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, we may not generate sufficient cash flow from operations to pay our indebted principal or interest when due or fund our required capital expenditures.

Economic Downturn—The profitability of our business is susceptible to downturns in the global economy. Overall demand for our products and services and their profit margins may decline as a direct result of an economic recession, inflation, interest rates or governmental fiscal policy. As a result, our customers may reduce or delay capital expenditures for our products and services.

Competition—The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support and lease and rental financing. In addition, our equipment suppliers continue to establish themselves as direct competitors in many of the areas in which we do business. Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of evolving technology, including the development of alternative means of document processing, retention, storage and printing. Our retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers and wholesale clubs. We have suffered, and may continue to suffer, a reduction of our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices and margins that we can obtain for our products and may affect our ability to retain customers, both of which could materially and adversely affect our business, financial condition or results of operations.

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

Third Party Financing Arrangements —A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. With respect to our U.S. customers, we have an agreement with General Electric Capital Corporation, or GECC, under which GECC has agreed to provide financing to our U.S. customers to purchase equipment from us. Although we have other financing arrangements in place, GECC finances a significant part of our U.S. business. With respect to our customers outside the

United States, we have country by country arrangements with various third party finance and leasing companies. If we were to breach the covenants or other restrictions in our agreements with one or more of our financing sources, including GECC, then such source might refuse to provide financing to our customers. For example, our agreement with GECC requires us to maintain a consolidated net worth at or above specified levels during specified time periods, and a failure by us to maintain such consolidated net worth as provided under the GECC agreement may result in a termination event under the GECC agreement. If one or more of our financing sources were to fail to provide financing to our customers, those customers might be unable to purchase equipment from us if we were unable to provide alternative financing arrangements on similar terms. In addition, if we were unable to provide financing, we would lose sales, which could negatively affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financing Arrangements—GECC Arrangement.”

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

We currently use three separate billing systems to bill our customers in the United States, which is comprised of two legacy systems and the Oracle ERP System. We have experienced problems with these billing systems, including delays in updating and processing customer information, which has often resulted in the inaccurate billing of our customers and the untimely crediting of their accounts. We must also obtain an accurate measure of usage on each of our customers’ machines in order to properly bill them for usage. We have been unable to establish a uniform, non-manual process for obtaining this information and must estimate usage in many cases where we cannot obtain a timely and accurate read of the usage on each of our customer’s machines. This requires us to reconcile the actual usage at a later date and often causes confusion for our customers which can, in turn, delay payment for our services. Accordingly, we have experienced delays in collecting certain of our accounts receivable on a timely basis, resulting in higher than industry-average days outstanding for our accounts receivable. Although we are now in the process of implementing the Oracle ERP System that will replace the two legacy systems, we cannot guarantee that the new billing system will be successfully implemented or, even if implemented, will operate to effectively address the existing problems with our billing operations.

We are in the process of implementing the Oracle ERP System, which we expect to cost approximately $50 million, excluding ancillary expenses, to enhance and unify our U.S. management information systems. This project has proved more expensive and time-consuming than we originally anticipated, in part because of the lack of prior investment in our IT infrastructure, systems performance issues and software deficiencies. It is possible that the costs of completing the project may still exceed our current expectations. Currently, we have converted approximately 35% of our U.S. business to the Oracle ERP System. We began the conversion of an additional 15% of our U.S. business on or about August 1, 2003 and anticipate that the U.S. project will be completed during the third quarter of fiscal year 2004, although we cannot give any assurance that this will be the case. We believe that the primary risks in completing the remainder of the U.S. project may be issues encountered in connection with the rapid data conversion and functionality required from our current systems to the Oracle ERP System. If there is any further delay in the completion of the project, we will incur additional costs and we will be delayed in achieving expected cost savings. Additionally, if we are not able to successfully implement our Oracle ERP System, then we will continue to incur substantial costs using manual procedures to process information, in addition to the write-off of capitalized costs associated with the project.

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

Business Processes and Policies—Our rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on and investment in our information systems have impeded our ability to implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and lack of centralized purchasing. If these matters worsen, they could adversely affect our ability to record, process, summarize and report key data consistent with the assertions of management. If we determine that our internal controls require additional improvements, or if the changes we are implementing are inadequate, we will need to commit substantial additional resources, including the time of our management team, to implement new systems and controls, which could materially and adversely affect our business, financial condition or results of operations.

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Heidelberg/Nexpress and Konica. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies and for financial support in certain competitive transactions and markets which may include vendor rebates and market development functions. An inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the lack of vendor support may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices.

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

International Scope of Operations—Danka Business Systems PLC is incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. Approximately 50.7% of our revenue was generated outside the United States during the first quarter of fiscal year 2004. We market office imaging equipment, document solutions and related services and supplies directly to customers in 25 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

•	difficulties and costs of staffing, social responsibility and managing international operations;

•	currency restrictions and exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax and tariff consequences;

•	the burden of complying with multiple and potentially conflicting laws;

•	the impact of business cycles, including potentially longer payment cycles, in any particular region;

•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;

•	greater difficulty in collecting accounts receivables in and moving cash out of certain geographic regions;

•	the need for a significant amount of available cash from operations to fund our business in a number of geographic and economically diverse locations; and

•	political, social and economic instability in any particular region, including Central America and South America.

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

Approximately 50.7% of our revenues were generated outside the United States during the first quarter of fiscal year 2004, with the majority of these revenues denominated in either the Euro or United Kingdom pound. During the first quarter of fiscal year 2004, the Euro strengthened approximately 23.9% against the U.S. dollar and the United Kingdom pound strengthened approximately 10.9% against the U.S. dollar with significant positive effects on our revenue and income. There was also a strengthening of other currencies, including the Canadian dollar.

Further, our intercompany loans are subject to fluctuations in exchanges rates between the U.S. dollar and the currencies in each of the countries in which we operate, primarily the euro and the United Kingdom pound. Based on the outstanding balance of our intercompany loans at June 30, 2003, a change of 1% in the exchange rate for the euro and United Kingdom pound, would cause an increase/decrease in our foreign exchange gain of approximately $0.1 million.

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

Indebtedness—We have a significant amount of indebtedness. At June 30, 2003, we had consolidated bank and long-term indebtedness, including current maturities of long-term debt, of approximately $224.9 million which included $47.6 million in principal amount of zero coupon senior subordinated notes due April 1, 2004, or the zero coupon notes, and $64.5 million in principal amount of 10% subordinated notes due April 1, 2008, or the subordinated notes.

On July 1, 2003, we repaid our then-existing credit facility with the net proceeds from the offering of $175 million aggregate principal amount of senior notes that were sold at a price of 97.6% of the aggregate principal amount. The senior notes have a fixed annual interest rate of 11.0%, which will be paid every six months on June 15 and December 15, commencing December 15, 2003. The senior notes will mature on June 15, 2010. On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon notes specifying a redemption price of par value of the zero coupon notes and a redemption date of August 18, 2003. In connection with the redemption we have placed $47.6 million in escrow.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. Subject to borrowing base and availability reserve criteria, the total amount of indebtedness that we will be able to incur under the new credit facility will be $50.0 million. Borrowings under the new credit facility will be subject to a borrowing base calculation. In addition, under the terms of the new credit facility, extensions of credit to the borrowers will be further limited to the lesser of the commitment and the borrowing base, in each case subject to an availability reserve equal to $20.0 million. Accordingly, unless the lender otherwise agrees, at no time can credit available under the new credit facility exceed $30.0 million.

Our high level of indebtedness could have important consequences, including the following:

•	use of a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow to fund working capital, capital expenditures, initiatives and other business activities, including keeping pace with the technological, competitive and other changes currently affecting our industry;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability in making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our operational flexibility, including our ability to borrow additional funds or dispose of assets.

Senior Notes and Other Covenants—The indenture governing our senior notes and the new credit facility contain, covenants that, among other things, limit our ability to: incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; create liens; pay dividends or make other restricted payments; make certain investments; sell or make certain dispositions of assets or engage in sale and leaseback transactions; engage in transactions with affiliates; place restrictions on the ability of our restricted subsidiaries to pay dividends, or make other payments, to us; engage in certain business activities; and engage in mergers or consolidations. In addition, the indenture governing the senior notes will require us to use a portion of our excess cash flow to repay other senior indebtedness or offer to repurchase the senior notes.

These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. Furthermore, they may restrict our ability to expand or to pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic, industry or market conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing the senior notes and/or the new credit facility. If there were an event of default under the indenture for the senior notes and/or the new credit facility, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable. Additionally, if we fail to repay the debt under the new credit facility or the subordinated notes when they become due, the lenders under the new credit facility or the holders of the subordinated notes could cause all amounts borrowed under those instruments to be due and payable and the lenders under the new credit facility could proceed against certain of our assets which we have pledged to them as security. We cannot make any assurances that our assets or cash flow will be sufficient to repay borrowings under the outstanding debt instruments in the event of a default thereunder.

Disclosure Controls and Procedures and Internal Controls—We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We also maintain internal controls that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, in order to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

As of the date of filing of this quarterly report we have insufficient, accumulated realized profits to pay dividends on our ordinary shares. In addition, our new credit facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent, and the indenture governing the senior notes restricts our ability to pay such dividends. We may only pay dividends on our ordinary shares if we have paid all dividends due on our 6.50% senior convertible participating shares.

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent annual Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically or as paper copies from our website: http://www.danka.com. Our recent press releases are also available to be viewed or downloaded electronically at http://www.danka.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this quarterly report.

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Danka Business Systems PLC

Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Revenue:
Retail equipment and related sales	$112,777	$110,082
Retail service	165,923	179,191
Retail supplies and rentals	31,840	37,051
Wholesale	23,244	20,737

Total revenue	333,784	347,061

Costs and operating expenses:
Cost of retail equipment sales	78,208	71,165
Retail service costs	96,455	104,003
Retail supplies and rental costs	18,010	20,951
Wholesale costs of revenue	18,593	16,942
Selling, general and administrative expenses	118,475	119,529
Restructuring charges (credits)	(594)	—
Other (income) expense	(362)	(531)

Total costs and operating expenses	328,785	332,059

Operating earnings	4,999	15,002
Interest expense	(9,753)	(7,423)
Interest income	232	300

Earnings (loss) before income taxes	(4,522)	7,879
Provision (benefit) for income taxes	(3,726)	2,127

Net earnings (loss)	$(796)	$5,752

Calculation of (loss) earnings per ADS
Earnings (loss)	$(796)	$5,752
Dividends and accretion on participating shares	(4,665)	(4,393)

Income (loss) available to common shareholders	$(5,461)	$1,359

Basic (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS	$(0.09)	$0.02

Weighted average ADSs	62,401	62,021

Diluted (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS	$(0.09)	$0.02

Weighted average ADSs	62,401	64,052

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Condensed Consolidated Balance Sheets as of June 30, 2003 and March 31, 2003

(In Thousands)

(Unaudited)

	June 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$60,322	$81,493
Accounts receivable, net	253,131	257,329
Inventories	114,425	111,471
Prepaid expenses, deferred income taxes and other current assets	45,450	45,879

Total current assets	473,328	496,172

Equipment on operating leases, net	36,349	39,829
Property and equipment, net	73,302	67,782
Goodwill, net	266,308	256,990
Noncompete agreements, net	758	799
Deferred income taxes	79,095	78,480
Other assets	36,709	41,568

Total assets	$965,849	$981,620

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt and notes payable	$82,803	$58,443
Accounts payable	122,700	140,207
Accrued expenses and other current liabilities	98,131	101,749
Taxes payable	111,555	112,311
Deferred revenue	41,894	40,628

Total current liabilities	457,083	453,338

Long-term debt and notes payable, less current maturities	142,114	174,412
Deferred income taxes and other long-term liabilities	30,996	29,785

Total liabilities	630,193	657,535

6.5% convertible participating shares	263,010	258,376

Shareholders’ equity:
Ordinary shares, 1.25 pence stated value	5,175	5,167
Additional paid-in capital	327,306	327,173
Accumulated deficit	(195,425)	(189,995)
Accumulated other comprehensive loss	(64,410)	(76,636)

Total shareholders’ equity	72,646	65,709

Total liabilities & shareholders’ equity	$965,849	$981,620

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the three months ended June 30, 2003 and 2002

(In Thousands)

(Unaudited)

	June 30, 2003	June 30, 2002
Operating activities:
Net earnings (loss)	$(796)	$5,752
Adjustments to reconcile net earnings (loss) to net cash provided:
Depreciation and amortization	12,037	14,542
Deferred income taxes	(528)	(1,116)
Amortization of debt issuance costs	4,117	1,722
Loss on sale of property and equipment and equipment on operating leases	2,028	1,759
Proceeds from sale of equipment on operating leases	662	702
Restructuring and other special charges (credits)	(594)	—
Changes in net assets and liabilities:
Accounts receivable	4,198	16,957
Inventories	(2,954)	2,148
Prepaid expenses and other current assets	(939)	(3,921)
Other non-current assets	2,381	5,124
Accounts payable	(17,507)	(7,856)
Accrued expenses and other current liabilities	(3,639)	(3,236)
Deferred revenue	1,265	(858)
Other long-term liabilities	1,124	2,530

Net cash provided by operating activities	855	34,249

Investing activities:
Capital expenditures	(14,810)	(8,607)
Proceeds from the sale of property and equipment	261	31

Net cash used in investing activities	(14,549)	(8,576)

Financing activities:
Net payments under line of credit agreements	(6,687)	(29,949)
Principal payments of debt	(1,489)	(16,698)
Payment of debt issue costs	(2,749)	(4,072)

Net cash used in financing activities	(10,925)	(50,719)

Effect of exchange rates	3,448	3,035

Net increase (decrease) in cash and cash equivalents	(21,171)	(22,011)
Cash and cash equivalents, beginning of period	81,493	59,470

Cash and cash equivalents, end of period	$60,322	$37,459

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Losses for the three months ended June 30, 2003 and 2002

(In Thousands)

(Unaudited)

	Number of Ordinary Shares (4 Ordinary Shares Equal 1 ADS)	Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive (Loss)/Income	Total
Balances at March 31, 2003	249,532	$5,167	$327,173	$(189,995)	$(76,636)	$65,709
Net loss	—	—	—	(796)	—	(796)
Currency translation adjustment	—	—	—	—	12,226	12,226

Comprehensive income						11,430
Dividends and accretion on participating shares	—	—	—	(4,634)	—	(4,634)
Shares issued under employee stock plans	389	8	133	—	—	141

Balances at June 30, 2003	249,921	$5,175	$327,306	$(195,425)	$(64,410)	$72,646

Balances at March 31, 2002	248,085	$5,139	$325,880	$(181,872)	$(101,098)	$48,049
Net earnings	—	—	—	5,752	—	5,752
Currency translation adjustment	—	—	—	—	22,880	22,880

Comprehensive income						28,632
Dividends and accretion on participating shares	—	—	—	(4,364)	—	(4,364)

Balances at June 30, 2002	248,085	$5,139	$325,880	$(180,484)	$(78,218)	$72,317

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.    Basis of Presentation

The accompanying financial statements are unaudited as of June 30, 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended March 31, 2003. Certain prior year amounts have been reclassified to conform to current year presentations.

The financial statements contained herein for the three months ended June 30, 2003 and June 30, 2002 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2003 will be delivered to the Registrar of Companies for England and Wales following our 2003 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure - an amendment to SFAS 123” (“SFAS 148”). SFAS 148 requires additional disclosures that are incremental to those required by SFAS 123 and requires the following disclosures in the Company’s interim financial statements.

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) we continue to account for our stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to employee stock benefits, including shares issued under the stock option plans. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

(In thousands except per ADS data)	June 30, 2003	June 30, 2002
Net earnings (loss), as reported	$(796)	$5,752
Less: total stock-based employee compensation expense determined under the fair value for all awards, net of tax	(89)	(424)

Pro forma net earnings (loss)	(885)	5,328
Participating share dividend	(4,665)	(4,393)

Income (loss) available to common shareholders	$(5,550)	$935

Basic (loss) earnings available to common shareholders per ADS
As reported	$(0.09)	$.02
Pro forma	(0.09)	.02
Diluted (loss) earnings available to common shareholders per ADS
As reported	$(0.09)	$.02
Pro forma	(0.09)	.01

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and price volatility of the underlying stock. Because our stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing model does not necessarily provide a reliable single measure of the fair value of employee stock options.

The fair value of options granted in fiscal year 2004 and 2003 reported above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Dividend yield	0%	0%
Expected volatility	211.76%	328.2%
Risk-free interest rate	2.53%	4.49%
Expected life	5 years	5 years

Note 2.    Subsequent Event

On July 1, 2003, we repaid our then-existing credit facility with the net proceeds from the offering of $175 million aggregate principal amount of senior notes that were sold at a price of 97.6% of the aggregate principal amount. The senior notes have a fixed annual interest rate of 11.0%, which will be paid every six months on June 15 and December 15, commencing December 15, 2003. The senior notes will mature on June 15, 2010. Our indebtedness under the senior notes is guaranteed by certain of our subsidiaries in the United States, Canada, United Kingdom, Australia and Luxembourg. The indenture governing the senior notes includes negative covenants that will restrict our ability to, among other things, incur additional indebtedness, create liens, pay dividends (other than payment-in-kind dividends on our participating shares) and sell or make certain dispositions of assets.

On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon senior subordinated notes due April 1, 2004 specifying a redemption price of par value of the zero coupon notes and a redemption date of August 18, 2003. In connection with the redemption we have placed $47.6 million in escrow.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. Subject to borrowing base and availability reserve criteria, the total amount of indebtedness that we will be able to incur under the new credit facility will be $50.0 million. Borrowings under the new credit facility will be subject to a borrowing base calculation. In addition, under the terms of the new credit facility, extensions of credit to the borrowers will be further limited to the lesser of the commitment and the borrowing base, in each case subject to an availability reserve equal to $20.0 million. Accordingly, unless the lender otherwise agrees, at no time can credit available under the new credit facility exceed $30.0 million.

The new credit facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The applicable interest rate margin on loans for which interest is calculated by reference to the base or prime rate, or base rate loans, will range from 0% to 0.50% per annum, and the applicable interest rate margin on loans for which interest is calculated by reference to the LIBOR rate, or LIBOR rate loans, will range from 1.75% to 2.50% per annum, in each case based on average adjusted availability, or availability under the new credit facility plus cash, under the new credit facility.

On July 1, 2003, we had approximately $29.1 million in letters of credit outstanding. In connection with the closing of the senior notes offering and the new credit facility, we were required to post $30.6 million in cash collateral with Bank of America to secure such letters of credit under the new credit facility. On or about July 25, 2003, one of our major vendors agreed to release its letters of credit, which resulted in $15.8 million of cash being released that we had previously posted as collateral for such letters of credit. As of August 1, 2003, we had $14.8 million of cash collateral with the Bank of America to secure letters of credit under the new credit facility. We are attempting to release some of this cash by securing such letters of credit by other means, including a pledge of some of our foreign assets.

The obligations under the new credit facility will be guaranteed by Danka Business Systems PLC and its subsidiaries that are guarantors of the senior notes. The new credit facility will be secured by a first priority lien on and security interest in substantially all of the assets of Danka Holding Company and Danka Office Imaging Company and the new credit facility guarantors organized in the United States and by a pledge of the capital stock of such guarantors organized in the United States.

The new credit facility includes negative covenants that place restrictions on our ability to, among other things, incur indebtedness, create or incur liens, make loans and declare or pay dividends. The new credit facility includes certain events of default including defaults resulting from non-payment of the obligations under the new credit facility when due, material misrepresentations, breach of covenants, insolvency, bankruptcy, entry of certain judgments, change of control and cross defaults with respect to other debt for borrowed money.

At June 30, 2003, we had unamortized debt issuance costs, anniversary fees and amendment fees of $20.6 million relating to the refinanced credit facility. The amount will be charged to pre-tax earnings in the quarter ending September 30, 2003.

Note 3.    Intangible Assets

Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires goodwill and indefinite-lived intangible assets to be reviewed annually for possible impairment or more frequently if impairment indicators arise. We perform our annual impairment test as of December 31.

As of June 30, 2003, goodwill amounted to $266.3 million. Changes to goodwill for the three months ended June 30, 2003 resulted primarily from fluctuations in foreign currency exchange rates. Non-compete agreements, net amounted to $0.8 million, which included $1.4 million of accumulated amortization.

Aggregate amortization expense of non-compete agreements for the first three months of fiscal 2004 amounted to less than $0.1 million. Estimated amortization expense for the current fiscal year is $0.2 million and the succeeding five fiscal years are between $0.1 million and $0.2 million per year.

Goodwill by operating segment as of June 30, 2003 (in thousands) was:

Goodwill
United States	$76,685
Europe	183,962
International	5,661

Total	$266,308

Note 4.    Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. As a result, the gains or losses from debt extinguishments will no longer be classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. We adopted the provisions of Statement 145 in the first quarter of our fiscal year 2004 and reclassified the fiscal year 2002 gains from debt extinguishment to continuing operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires mandatorily redeemable instruments to be classified as liabilities if they embody an obligation outside the control of the issuer and the holder to redeem the instrument by transferring cash or other assets and if the obligation is required to be redeemed at a specified or determinable date or upon an event certain to occur. We will adopt the provisions of Statement 150 no later than the second quarter of our fiscal year 2004. Since the holders of our 6.5% convertible participating shares have the option to convert the instrument into ordinary shares, they are not currently required to be classified as a liability.

Note 5.    Restructuring and Other Special Charges

Fiscal Year 2002 Charge: Our fiscal year 2002 restructuring charge included $5.0 million related to severance for 355 employees in the U.S., Canada and Europe. Substantially all of these reductions were completed by March 31, 2003 but with payments being made over the next two years. Cash outlays for the reductions during fiscal year 2004 were less than $0.1 million. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Cash outlays for the facilities during fiscal year 2004 were less than $0.1 million. Due to a change in estimate, we reversed $0.5 million of fiscal year 2002 severance and facility charges during fiscal year 2004. The 2002 restructuring charge is categorized within “Accrued expense and other current liabilities.” The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

(In thousands)	Fiscal 2002 Expense	Reserve at March 31, 2003	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2003
Severance	$4,967	$345	$(2)	$(204)	$139
Future lease obligations on facility closures	6,074	595	(22)	(262)	311

Total	$11,041	$940	$(24)	$(466)	$450

Fiscal Year 2001 Charge: Our fiscal year 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,200 positions worldwide. Substantially all of these reductions were completed by March 31, 2003 but with payments being made over the next two years. Cash outlays for these reductions during fiscal year 2004 were less than $0.1 million. The fiscal year 2001 restructuring charge also included $4.3 million for future lease obligations on facility closures and exit costs. Cash outlays for facilities during fiscal year 2004 were less than $0.01 million. Due to a change in estimate, we reversed $0.1 million of fiscal year 2001 facility charges during fiscal year 2004. The 2001 restructuring charge is categorized within “Accrued expense and other current liabilities.” The following table summarizes the fiscal year 2001 restructuring charge:

2001 Restructuring Charge:

(In thousands)	Fiscal 2001 Expense	Reserve at March 31, 2003	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2003
Severance	$21,766	$214	$(6)	$—	$208
Future lease obligations on facility closures and other exit costs	4,295	131	(3)	(128)	—

Total	$26,061	$345	$(9)	$(128)	$208

Note 6.    Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) available to common shareholders per ADS computations for the three months ended June 30, 2003 and 2002:

	For the three months ended			For the three months ended
	June 30, 2003			June 30, 2002
(In thousands except per ADS amounts)	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount
Basic earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(796)			$5,752
Dividends and accretion on participating shares	(4,665)			(4,393)

Earnings (loss)	(5,461)	62,401	$(0.09)	1,359	62,021	$0.02

Effect of dilutive securities:
Stock options	—	—		—	2,031

Diluted earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(5,461)	62,401	$(0.09)	$1,359	64,052	$0.02

The effect of our 6.5% convertible participating shares are not included in the computation of diluted earnings per share for the three months ended June 30, 2003 and 2002 because they are not dilutive. Stock options are not included in the computation of diluted earnings per share for the three months ended June 30, 2003 because they are not dilutive.

Note 7.    Segment Reporting

We manage our business geographically and our primary areas of management and decision-making are the United States, Europe and International. Our United States, Europe and International segments provide office imaging equipment, document solutions and related service and supplies on a direct basis to retail customers. The geographical areas covered by our International segment include Canada, Central America, South America and Australia. Our European segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. Our management relies on an internal management reporting process that provides segment revenue and earnings from operations, which is defined as earnings before interest expense, interest income and income taxes as shown on our consolidated statements of operations less restructuring charges and foreign exchange gains and losses. Management believes that this is an appropriate measure of evaluating the operating performance of our segments. The following tables present information about our segments.

	For the Three Months Ended
(In thousands)	June 30, 2003	June 30, 2002
Revenues
United States	$164,470	$188,039
Europe	138,801	126,688
International	30,513	32,334
Other (1)	—	—

Total Revenues	$333,784	$347,061

Gross Profit
United States	$66,251	$82,996
Europe	44,832	41,083
International	11,435	9,921
Other (1)	—	—

Total Gross Profit	$122,518	$134,000

Operating earnings (loss)
United States	$3,716	$14,033
Europe	5,425	7,436
International	(759)	(1,815)
Other (1)	(3,384)	(4,652)

Total operating earnings (loss)	$4,999	$15,002

Capital Expenditures
United States	$10,638	$5,161
Europe	2,657	1,890
International	1,343	1,439
Other (1)	172	117

Total Capital Expenditures	$14,810	$8,607

Depreciation and Amortization
United States	$6,645	$9,270
Europe	2,792	3,300
International	2,192	1,923
Other (1)	408	49

Total Depreciation and Amortization	$12,037	$14,542

(1)	Other includes the elimination of inter-segment revenues, corporate expenses, restructuring charges (credits), foreign exchange gains/losses, corporate assets and deferred tax assets.

(In thousands)	As of June 30, 2003	As of March 31, 2003
Assets
United States	$293,134	$305,284
Europe	451,404	429,685
International	61,841	57,495
Other (1)	159,470	189,156

Total Assets	$965,849	$981,620

Long-lived Assets (2)
United States	$153,842	$133,511
Europe	200,814	178,394
International	18,144	15,042
Other (1)	3,917	38,453

Total Long-lived Assets (2)	$376,717	$365,400

(1)	Other includes the elimination of inter-segment revenues, corporate expenses, restructuring charges (credits), foreign exchange gains/losses, corporate assets and deferred tax assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and noncompete agreements, all of which are net of their related depreciation and amortization. For fiscal year 2004, goodwill has been allocated pursuant to footnote 3.

Note 8.    Debt

Debt consisted of the following at June 30, 2003 and March 31, 2003:

(In thousands)	June 30, 2003	March 31, 2003
Credit facility (limited to $168.1 million) interest at LIBOR plus an applicable margin (9.57% average interest rate for 2004) due March 2006 – see below	$107,100	$112,889
10% subordinated notes due April 2008	64,520	64,520
Zero coupon senior subordinated notes due April 2004	47,594	47,594
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	5,703	7,852

Total long-term debt and notes payable	224,917	232,855
Less current maturities of long-term debt and notes payable	82,803	58,443

Long-term debt and notes payable, less current maturities	$142,114	$174,412

On June 14, 2002, we entered into an amended and restated credit facility, or our old credit facility, with our then-existing senior bank lenders to provide us with financing through March 31, 2006. At June 30, 2003, we had an outstanding balance of $107.1 million under the old credit facility, with $29.0 million due under the revolver and $78.1 million due under the term loan. The entire balance of the old credit facility was repaid on July 1, 2003 upon the issuance of our senior notes as described in Note 2.

The term loan component of the old credit facility required principal repayments in installments of $32 million in fiscal years 2004 and 2005 ($8 million at the end of each quarter), and $24 million in fiscal year 2006 ($8 million at the end of the first three quarters), with the balance due March 31, 2006. In addition, we were required to make additional repayments of our indebtedness under the old credit facility in amounts equal to 50% of our excess cash flow (as defined in the old credit facility) for each of our fiscal years, which was $21.3 million for fiscal year 2003 and was paid in the first quarter of fiscal year 2004.

The interest rate for each interest period, as defined in the old credit facility, was LIBOR plus 8.25%, subject to a downward reduction to 7.5% if we receive a credit rating from Moody’s for our indebtedness under the old credit facility of at least B2 during any such interest period.

We paid $11.2 million in bank fees and $6.6 million in third party fees in our 2002 fiscal year relating to the old credit facility. We also paid $20.4 million in bank fees related to the old credit facility during fiscal year 2003. On June 30, 2003, we paid our banks $1.7 million as our commitment fee under the old credit facility which was equal to 1.0% of the total commitments on June 30, 2003. These fees were being amortized over the term of the old credit facility and at June 30, 2003, we had $20.6 million of unamortized debt issuance costs, anniversary fees and amendment fees. These fees will be charged to earnings in the quarter ending September 30, 2003.

We have $47.6 million in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64.5 million in principal amount of 10% subordinated notes due April 1, 2008. The zero coupon notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both wholly-owned U.S. subsidiaries. On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon notes specifying a redemption price of par value of the zero coupon notes and a redemption date of August 18, 2003. In connection with the redemption we have placed $47.6 million in escrow.

Note 9.    6.50% Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares of Danka Business Systems PLC for $218.0 million. The net proceeds of the share subscription totaled approximately $204.6 million, after deducting transaction expenses.

The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and will be paid in the form of additional participating shares through December 2004. At that time, we will be obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which would include our new credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of June 30, 2003, the participating shares have voting rights on an as converted basis, currently corresponding to approximately 25.9% of the total voting power of our capital stock, which includes an additional 53,682 participating shares in satisfaction of the payment-in-kind dividends.

On or after December 17, 2003, and prior to December 17, 2010, we have the option to redeem the participating shares, in whole but not in part, and subject to compliance with applicable laws and the instruments governing our indebtedness, for cash at the greater of (a) the redemption price per share as set out in the table below (based on the liquidation return per participating share described below) or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. Instead of redemption in cash at the price set out in (b) above, we may decide to convert the participating shares into the number of ordinary shares into which they are convertible if the market value of those shares exceed the redemption price set out below.

Year	Percentage of liquidation return
2003—2004	103.250%
2004—2005	102.167%
2005—2006	101.083%
2006 and thereafter	100.000%

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

Note 10.    Supplemental Consolidating Financial Data for Subsidiary Guarantors – Zero Coupon Notes

On June 29, 2001, we issued approximately $47.6 million in principal amount of our zero coupon senior subordinated notes due April 1, 2004. The zero coupon notes are fully and unconditionally guaranteed on a joint and several basis by our wholly-owned subsidiaries, Danka Holding Company and Danka Office Imaging Company (collectively, the “Subsidiary Guarantors”). The Subsidiary Guarantors represent substantially all of our operations conducted in the United States of America.

The following supplemental consolidating financial data includes the combined Subsidiary Guarantors. Management believes separate complete financial statements of the respective Subsidiary Guarantors would not provide additional material information that would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary Guarantor has any significant legal restriction on the ability of investors or creditors to obtain access to its assets in the event of default on the guarantee other than subordination of the guarantee to our senior indebtedness. The zero coupon notes and the guarantees are subordinated to all our existing and future senior indebtedness. The indenture governing the zero coupon notes contains limitations on the amount of additional indebtedness, including senior indebtedness, that we may incur.

We account for investment in subsidiaries on the equity method for purposes of the supplemental consolidating presentation. Earnings of the subsidiaries are therefore reflected in Danka Business Systems PLC’s (“Parent Company”) investment in subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon notes specifying a redemption price of par value of the zero coupon notes and a redemption date of August 18, 2003. In connection with the redemption we have placed $47.6 million in escrow.

	Supplemental Consolidating Statement of Operations For the Three Months Ended June 30, 2003
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$60,689	$52,088	$—	$112,777
Retail service	—	90,092	75,831	—	165,923
Retail supplies and rentals	—	13,689	18,151	—	31,840
Wholesale	—	—	23,244	—	23,244

Total revenue	—	164,470	169,314	—	333,784

Costs and operating expenses:
Cost of retail equipment and related sales	—	43,770	34,438	—	78,208
Retail service costs	—	47,518	48,937	—	96,455
Retail supplies and rental costs	—	6,931	11,079	—	18,010
Wholesale costs of revenue	—	—	18,593	—	18,593
Selling, general and administrative expenses	1,001	66,956	50,518	—	118,475
Restructuring charges (credits)	—	—	(594)	—	(594)
Equity (income) loss	9,355	—	—	(9,355)	—
Other (income) expense	(12,231)	(68)	11,937	—	(362)

Total costs and operating expenses	(1,875)	165,107	174,908	(9,355)	328,785

Operating earnings (loss)	1,875	(637)	(5,594)	9,355	4,999
Interest expense	(8,937)	(8,238)	(15,997)	23,419	(9,753)
Interest income	15,063	64	8,524	(23,419)	232

Earnings (loss) before income taxes	8,001	(8,811)	(13,067)	9,355	(4,522)
Provision (benefit) for income taxes	8,797	(3,217)	(9,306)	—	(3,726)

Net (loss) earnings	$(796)	$(5,594)	$(3,761)	$9,355	$(796)

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Consolidating Statement of Operations For the Three Months Ended June 30, 2002
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$61,705	$48,377	$—	$110,082
Retail service	—	106,723	72,468	—	179,191
Retail supplies and rentals	—	19,611	17,440	—	37,051
Wholesale	—	—	20,737	—	20,737

Total revenue	—	188,039	159,022	—	347,061

Costs and operating expenses:
Cost of retail equipment and related sales	—	38,041	33,124	—	71,165
Retail service costs	—	55,449	48,554	—	104,003
Retail supplies and rental costs	—	11,579	9,372	—	20,951
Wholesale costs of revenue	—	—	16,942	—	16,942
Selling, general and administrative expenses	1,059	73,022	45,448	—	119,529
Restructuring charges (credits)	—	—	—		—
Equity (income) loss	(2,640)	—	—	2,640	—
Other (income) expense	(11,842)	84	11,227	—	(531)

Total costs and operating expenses	(13,423)	178,175	164,667	2,640	332,059

Operating earnings (loss)	13,423	9,864	(5,645)	(2,640)	15,002
Interest expense	(6,778)	(7,974)	(15,098)	22,427	(7,423)
Interest income	13,598	280	8,849	(22,427)	300

Earnings (loss) before income taxes	20,243	2,170	(11,894)	(2,640)	7,879
Provision (benefit) for income taxes	14,491	831	(13,194)	(1)	2,127

Net (loss) earnings	5,752	1,339	1,300	(2,639)	5,752

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Condensed Consolidating Balance Sheet Information
	Parent Company (1)	Subsidiary Guarantors (2)	June 30, 2003 Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$22,604	$6,558	$31,160	$—	$60,322
Accounts receivable, net	—	105,748	147,383	—	253,131
Inventories	—	44,015	70,410	—	114,425
Prepaid expenses, deferred income taxes and other current assets	7,565	22,486	15,399	—	45,450

Total current assets	30,169	178,807	264,352	—	473,328
Equipment on operating leases, net	—	18,900	17,449	—	36,349
Property and equipment, net	20	60,373	12,909	—	73,302
Goodwill, net	—	93,541	172,767	—	266,308
Non-compete agreements, net	—	758	—	—	758
Investment in subsidiaries	83,537	283	522,943	(606,763)	—
Deferred income taxes	—	78,458	637	—	79,095
Other assets	13,017	14,244	9,448	—	36,709

Total assets	$126,743	$445,364	$1,000,505	$(606,763)	$965,849

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$81,236	$1,567	$—	$—	$82,803
Accounts payable	117	57,724	64,859	—	122,700
Accrued expenses and other current liabilities	3	55,594	42,535	(1)	98,131
Taxes Payable	(5,502)	34,170	82,887	—	111,555
Deferred revenue	—	13,610	28,284	—	41,894
Due to/(from) affiliate	(422,745)	153,561	273,229	(4,045)	—

Total current liabilities	(346,891)	316,226	491,794	(4,046)	457,083
Due to/(from) affiliates—long-term	—	200,000	(200,000)	—	—
Long-term debt and notes payables, less current maturities	137,978	685	3,451	—	142,114
Deferred income taxes and other long-term liabilities	—	8,300	22,696	—	30,996

Total liabilities	(208,913)	525,211	317,941	(4,046)	630,193

6.5% convertible participating shares	263,010	—	—	—	263,010

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,175	258	608,999	(609,257)	5,175
Additional paid-in capital	327,306	306,644	(97,145)	(209,499)	327,306
Retained earnings (accumulated deficit)	(195,425)	(386,202)	434,439	(48,237)	(195,425)
Accumulated other comprehensive (loss) income	(64,410)	(547)	(263,729)	264,276	(64,410)

Total shareholders’ equity (deficit)	72,646	(79,847)	682,564	(602,717)	72,646

Total liabilities & shareholders' equity (deficit)	$126,743	$445,364	$1,000,505	$(606,763)	$965,849

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Condensed Consolidating Balance Sheet Information March 31, 2003
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$42,709	$9,020	$29,764	$—	$81,493
Accounts receivable, net	—	114,563	142,766	—	257,329
Inventories	—	51,770	59,701	—	111,471
Investments	—	—	—	—	—
Prepaid expenses, deferred income taxes and other current assets	19,262	21,802	4,815	—	45,879

Total current assets	61,971	197,155	237,046	—	496,172
Equipment on operating leases, net	—	21,363	18,466	—	39,829
Property and equipment, net	—	55,279	12,503	—	67,782
Goodwill, net	—	93,541	163,449	—	256,990
Non-compete agreements, net	—	799	—	—	799
Investment in subsidiaries	89,039	283	522,943	(612,265)	—
Deferred income taxes	—	78,458	22	—	78,480
Other assets	8,784	13,583	19,201	—	41,568

Total assets	$159,794	$460,461	$973,630	$(612,265)	$981,620

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$56,071	$2,372	$—	$—	$58,443
Accounts payable	253	81,728	58,226	—	140,207
Accrued expenses and other current liabilities	(3,909)	53,391	52,267	—	101,749
Taxes Payable	—	35,301	77,010	—	112,311
Deferred revenue	—	14,010	26,618	—	40,628
Due to/(from) affiliate	(385,639)	138,792	250,892	(4,045)	—

Total current liabilities	(333,224)	325,594	465,013	(4,045)	453,338
Due to/(from) affiliates—long-term	—	200,000	(200,000)	—	—
Long-term debt and notes payables, less current maturities	168,932	691	4,789	—	174,412
Deferred income taxes and other long-term liabilities	1	7,867	21,918	(1)	29,785

Total liabilities	(164,291)	534,152	291,720	(4,046)	657,535

6.5% convertible participating shares	258,376	—	—	—	258,376

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,167	258	608,999	(609,257)	5,167
Additional paid-in capital	327,173	306,644	(97,145)	(209,499)	327,173
Retained earnings (accumulated deficit)	(189,995)	(380,593)	438,185	(57,592)	(189,995)
Accumulated other comprehensive (loss) income	(76,636)	—	(268,129)	268,129	(76,636)

Total shareholders’ equity (deficit)	65,709	(73,691)	681,910	(608,219)	65,709

Total liabilities & shareholders’ equity (deficit)	$159,794	$460,461	$973,630	$(612,265)	$981,620

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

	Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2003
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$(11,329)	$9,157	$3,027	$—	$855

Investing activities
Capital expenditures	—	(10,810)	(4,000)	—	(14,810)
Proceeds from the sale of property and equipment	—	1	260	—	261

Net cash provided by (used in) investing activities	—	(10,808)	(3,741)	—	(14,549)

Financing activities
Net (payment) borrowing of debt	(6,027)	(811)	(1,338)	—	(8,176)
Payment of debt issue costs	(2,749)				(2,749)

Net cash provided by (used in) financing activities	(8,776)	(811)	(1,338)	—	(10,925)

Effect of exchange rates		—	3,448	—	3,448

Net increase (decrease) in cash and cash equivalents	(20,105)	(2,462)	1,396	—	(21,171)
Cash and cash equivalents, beginning of period	42,709	9,020	29,764	—	81,493

Cash and cash equivalents, end of period	$22,604	$6,558	$31,160	$—	$60,322

	Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2002
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$46,351	$(359)	$(11,743)	$—	$34,249

Investing activities
Capital expenditures	—	(5,277)	(3,330)	—	(8,607)
Proceeds from the sale of property and equipment	—	7	24	—	31

Net cash provided by (used in) investing activities	—	(5,270)	(3,306)	—	(8,576)

Financing activities
Net (payment) borrowing of debt	(45,804)	970	(1,813)	—	(46,647)
Payment of debt issue costs	(4,072)				(4,072)

Net cash provided by (used in) financing activities	(49,876)	970	(1,813)	—	(50,719)

Effect of exchange rates	—	—	3,035	—	3,035

Net increase (decrease) in cash and cash equivalents	(3,525)	(4,659)	(13,827)	—	(22,011)
Cash and cash equivalents, beginning of period	8,420	10,453	40,597	—	59,470

Cash and cash equivalents, end of period	$4,895	$5,794	$26,770	$—	$37,459

(1)	Danka Business Systems PLC
(2)	Danka Holding Company and Danka Office Imaging Company
(3)	Subsidiaries of Danka Business Systems PLC other than Danka Holding Company and Danka Office Imaging Company

Note 11.    Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, we issued our 11% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our U.S. subsidiaries other than certain dormant entities (collectively, the “ Guarantors”). The Guarantors generated 63.7% of our total revenue in fiscal year 2003 and represented 57.7% of our total assets as of June 30, 2003.

	Supplemental Consolidating Statement of Operations For the Three Months Ended June 30, 2003
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$78,341	$34,436	$—	$112,777
Retail service	—	110,278	55,645	—	165,923
Retail supplies and rentals	—	23,884	7,956	—	31,840
Wholesale	—	—	23,244	—	23,244

Total revenue	—	212,503	121,281	—	333,784

Costs and operating expenses:
Cost of retail equipment sales	—	55,324	22,884	—	78,208
Retail service costs	—	61,664	34,791	—	96,455
Retail supplies and rental costs	—	13,591	4,419	—	18,010
Wholesale costs of revenue	—	—	18,593	—	18,593
Selling, general and administrative expenses	1,001	82,972	34,502	—	118,475
Restructuring charges (credits)	—	—	(594)	—	(594)
Equity (income) loss	9,387	—	—	(9,387)	—
Other (income) expense	(12,231)	152	11,717	—	(362)

Total costs and operating expenses	(1,843)	213,703	126,312	(9,387)	328,785

Operating earnings (loss)	1,843	(1,200)	(5,031)	9,387	4,999
Interest expense	(8,937)	(422)	(16,034)	15,640	(9,753)
Interest income	15,063	729	80	(15,640)	232

Earnings (loss) before income taxes	7,969	(893)	(20,985)	9,387	(4,522)
Provision (benefit) for income taxes	8,765	(3,448)	(9,043)	—	(3,726)

Net (loss) earnings	$(796)	$2,555	$(11,942)	$9,387	$(796)

See page 31 for reference to (1), (2) and (3)

	Supplemental Consolidating Statement of Operations For the Three Months Ended June 30, 2002
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$81,616	$28,466	$—	$110,082
Retail service	—	127,911	51,280	—	179,191
Retail supplies and rentals	—	27,452	9,599	—	37,051
Wholesale	—	—	20,737	—	20,737

Total revenue	—	236,979	110,082	—	347,061

Costs and operating expenses:
Cost of retail equipment and related sales	—	51,449	19,716	—	71,165
Cost of retail service	—	70,836	33,167	—	104,003
Cost of retail supplies and rentals	—	17,299	3,652	—	20,951
Wholesale costs of revenue	—	—	16,942	—	16,942
Selling, general and administrative expenses	1,059	89,148	29,322	—	119,529
Restructuring charges (credits)	—	—	—	—	—
Equity (income) loss	(2,640)	—	—	2,640	—
Other (income) expense	(11,842)	(17,014)	28,325	—	(531)

Total costs and operating expenses	(13,423)	211,718	131,124	2,640	332,059

Operating earnings (loss) from continuing operations	13,423	25,261	(21,042)	(2,640)	15,002
Interest expense	(6,778)	(339)	(15,098)	14,792	(7,423)
Interest income	13,598	1,456	38	(14,792)	300

Earnings (loss) from continuing operations before income taxes	20,243	26,378	(36,102)	(2,640)	7,879
Provision (benefit) for income taxes	14,491	1,077	(13,440)	(1)	2,127

Net (loss) earnings	5,752	25,301	(22,662)	(2,639)	5,752

See page 31 for reference to (1), (2) and (3)

	Supplemental Condensed Consolidating Balance Sheet Information June 30, 2003
	Parent Company(1)	Subsidiary Guarantors(2)	Non- Guarantors(3)	Eliminations	Consolidated Total

	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$22,604	$11,704	$26,014	$—	$60,322
Accounts receivable, net	—	137,433	115,698	—	253,131
Inventories	—	58,621	55,804	—	114,425
Prepaid expenses, deferred income taxes and other current assets	7,565	25,810	12,075	—	45,450

Total current assets	30,169	233,568	209,591	—	473,328

Equipment on operating leases, net	—	22,025	14,324	—	36,349
Property and equipment, net	20	65,070	8,212	—	73,302
Goodwill, net	—	139,522	126,786	—	266,308
Non-compete agreements, net	—	758	—	—	758
Investment in subsidiaries	83,505	150,693	1,940,385	(2,174,583)	—
Deferred income taxes	—	79,095	—	—	79,095
Other assets	13,017	17,000	6,692	—	36,709

Total assets	$126,711	$707,730	$2,305,991	$(2,174,583)	$965,849

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$81,236	$1,604	$(37)	$—	$82,803
Accounts payable	117	70,697	51,886	—	122,700
Accrued expenses and other current liabilities	3	65,723	32,406	(1)	98,131
Taxes Payable	(5,534)	90,207	26,882	—	111,555
Deferred revenue	—	20,869	21,025	—	41,894
Due to/(from) affiliate	(422,745)	(516,328)	943,118	(4,045)	—

Total current liabilities	(346,923)	(267,230)	1,075,281	(4,046)	457,083

Long-term debt and notes payables, less current maturities	137,978	735	3,401	—	142,114
Deferred income taxes and other long-term liabilities	—	13,168	17,828	—	30,996

Total liabilities	(208,945)	(253,326)	1,096,510	(4,046)	630,193

6.5% convertible participating shares	263,010	—	—	—	263,010

Shareholders’ equity (deficit):	—
Ordinary shares, 1.25 pence stated value	5,175	1,133,607	292,361	(1,425,968)	5,175
Additional paid-in capital	327,306	26,743	440,215	(466,958)	327,306
Retained earnings (accumulated deficit)	(195,425)	(214,735)	756,622	(541,887)	(195,425)
Accumulated other comprehensive (loss) income	(64,410)	15,440	(279,716)	264,276	(64,410)

Total shareholders’ equity (deficit)	72,646	961,056	1,209,481	(2,170,537)	72,646

Total liabilities & shareholders’ equity (deficit)	$126,711	$707,730	$2,305,991	$(2,174,583)	$965,849

See page 31 for reference to (1), (2) and (3)

	Supplemental Condensed Consolidating Balance Sheet Information March 31, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$42,709	$13,898	$24,886	$—	$81,493
Accounts receivable, net	—	144,511	112,818	—	257,329
Inventories	—	64,478	46,993	—	111,471
Prepaid expenses, deferred income taxes and other current assets	19,262	24,626	1,991	—	45,879

Total current assets	61,971	247,513	186,688	—	496,172

Equipment on operating leases, net	—	24,799	15,030	—	39,829
Property and equipment, net	—	59,784	7,998	—	67,782
Goodwill, net	—	136,991	119,999	—	256,990
Non-compete agreements, net	—	799	—	—	799
Investment in subsidiaries	89,039	150,232	1,697,842	(1,937,113)	—
Deferred income taxes	—	78,458	22	—	78,480
Other assets	8,784	16,219	16,565	—	41,568

Total assets	$159,794	$714,795	$2,044,144	$(1,937,113)	$981,620

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$56,071	$2,381	$(9)	$—	$58,443
Accounts payable	253	94,032	45,922	—	140,207
Accrued expenses and other current liabilities	(3,909)	63,734	41,924	—	101,749
Taxes Payable	—	107,972	4,339	—	112,311
Deferred revenue	—	20,732	19,896	—	40,628
Due to/(from) affiliate	(385,639)	(593,746)	983,430	(4,045)	—

Total current liabilities	(333,224)	(304,895)	1,095,502	(4,045)	453,338

Long-term debt and notes payables, less current maturities	168,932	738	4,742	—	174,412
Deferred income taxes and other long-term liabilities	1	13,190	16,595	(1)	29,785

Total liabilities	(164,291)	(290,967)	1,116,839	(4,046)	657,535

6.5% convertible participating shares	258,376	—	—	—	258,376

Shareholders’ equity (deficit):	—
Ordinary shares, 1.25 pence stated value	5,167	1,135,612	47,352	(1,182,964)	5,167
Additional paid-in capital	327,173	29,781	437,177	(466,958)	327,173
Retained earnings (accumulated deficit)	(189,995)	(169,339)	720,613	(551,274)	(189,995)
Accumulated other comprehensive (loss) income	(76,636)	9,708	(277,837)	268,129	(76,636)

Total shareholders’ equity (deficit)	65,709	1,005,762	927,305	(1,933,067)	65,709

Total liabilities & shareholders’ equity (deficit)	$159,794	$714,795	$2,044,144	$(1,937,113)	$981,620

See page 31 for reference to (1), (2) and (3)

	Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2003
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$(11,329)	$10,479	$1,705	$—	$855

Investing activities	—	—	—	—
Capital expenditures	—	(10,394)	(4,416)	—	(14,810)
Proceeds from the sale of property and equipment	—	72	189	—	261

Net cash provided by (used in) investing activities	—	(10,322)	(4,227)	—	(14,549)

Financing activities
Net (payment) borrowing of debt	(6,027)	(2,352)	203	—	(8,176)
Payment of debt issue costs	(2,749)	—	—	—	(2,749)

Net cash provided by (used in) financing activities	(8,776)	(2,352)	203	—	(10,925)

Effect of exchange rates	—	—	3,448	—	3,448

Net increase (decrease) in cash and cash equivalents	(20,105)	(2,194)	1,128	—	(21,171)
Cash and cash equivalents, beginning of period	42,709	13,898	24,886	—	81,493

Cash and cash equivalents, end of period	$22,604	$11,704	$26,014	$—	$60,322

	Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2002
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$46,351	$(9,135)	$(2,967)	$—	$34,249

Investing activities		—	—
Capital expenditures	—	(5,920)	(2,687)	—	(8,607)
Proceeds from the sale of property and equipment	—	32	(1)	—	31

Net cash provided by (used in) investing activities	—	(5,888)	(2,688)	—	(8,576)

Financing activities
Net (payment) borrowing of debt	(45,804)	(476)	(367)	—	(46,647)
Payment of debt issue costs	(4,072)	—	—	—	(4,072)

Net cash provided by (used in) financing activities	(49,876)	(476)	(367)	—	(50,719)

Effect of exchange rates	—	88	2,947	—	3,035

Net increase (decrease) in cash and cash equivalents	(3,525)	(15,411)	(3,075)	—	(22,011)
Cash and cash equivalents, beginning of period	8,420	26,299	24,751	—	59,470

Cash and cash equivalents, end of period	$4,895	$10,889	$21,675	$—	$37,459

See page 31 for reference to (1), (2) and (3)

(1)	Danka Business Systems PLC

(2)	Subsidiary guarantors include the following subsidiaries:

•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd., Danka Datakey Pty Ltd, Datakey Alcatel Pty Ltd. and Danka Systems Pty Limited, representing all of our Australian Subsidiaries;

•	Danka Business Finance Ltd., Danka Canada Inc. and Kalmara Inc., representing all of our Canadian subsidiaries;

•	Dankalux S.à.r.L., a Luxembourg subsidiary;

•	Danka UK Plc, our primary UK operating subsidiary, and Danka Services International Ltd., a UK subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our U.S. Subsidiaries other than certain dormant entities.

Subsidiary guarantors for fiscal year 2002 and fiscal year 2001 includes the results of our New Zealand subsidiary which was sold during fiscal 2002.

(3)	Subsidiaries of Danka Business Systems PLC other than subsidiary guarantors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Based on revenue, we are the second largest independent provider of office imaging equipment, document solutions and related services and supplies in the United States and the largest independent provider of such products and services in Europe. We offer a wide range of state of the art office imaging products, peripherals and solutions that primarily include digital and color copiers, digital and color multi-function peripherals or MFPs, facsimile machines and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales.

We operate in 25 countries and our reportable segments are United States, Europe and International. Our International segment includes operations in several South American countries that are experiencing political, social and economic upheaval. We continue to evaluate the viability and future prospects of these businesses in those countries in light of uncertain conditions. Should we decide to downsize or exit any of these businesses, we could incur costs in respect of severance and closure of facilities and we may also be required to recognize cumulative translation losses that would reduce our earnings, all or any of which may be material.

Critical Accounting Policies and Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require technical terminology. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements contained elsewhere and incorporated by reference herein, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Our management continually reviews our accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our critical accounting policies and how they are applied in the preparation of our financial statements.

Allowances for Accounts Receivable—We provide allowances on our accounts receivable for estimated losses. Our estimates are based upon the aging of our receivable accounts and expected write-offs due to billing adjustments to our customers. If the financial condition of any of our customers were to deteriorate and result in the impairment of their ability to make payments to us, additional allowances may be required. The collectibility of government receivables are evaluated on a country by country basis. For the quarter ended June 30, 2003, retail service revenue was reduced by $2.9 million for estimated billing adjustments to our customers. The following table summarizes our net accounts receivable.

	As of
(In thousands)	June 30, 2003	March 31, 2003
Accounts Receivable	$295,176	$298,739
Allowance for Accounts Receivable	(42,045)	(41,410)

Net Accounts Receivable	$253,131	$257,329

Allowance for Accounts Receivable as a % of Total	14.2%	13.9%

Inventories—Our inventory levels are based on our projections of future demand and market conditions. Any unexpected decline in demand and/or rapid product improvements or technological changes may cause us to have excess and/or obsolete inventories. The transition of our industry from analog to digital photocopiers has resulted in the obsolescence of some of our retail equipment, supplies and parts. Additional obsolescence could occur for some of our remaining retail equipment, supplies and parts, particularly as it relates to our Kodak installed base, which is primarily analog. We have taken reserves against these items in current and prior periods. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than our forecasts due, in part, to a greater acceleration within the industry to digital office imaging equipment, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and our ability to return to vendors a certain percentage of our purchases.

Revenue Recognition—Retail equipment and related sales are recognized upon acceptance of delivery by the customer and, in the case of equipment sales financed by third party finance or leasing companies, at the time of credit acceptance by the finance or leasing company, if later. However, for the sale of certain digital equipment that requires comprehensive setup by us before it can be used by a customer, such as a Heidelberg 9110/9150 or equivalent type of equipment, revenue is recognized upon acceptance of delivery by the customer and installation. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon usage by the customer.

Rental operating lease income is recognized as earned over the lease term. Maintenance contract service revenues, net of billing adjustments, are recognized ratably over the term of the underlying maintenance contracts. Deferred revenue consists of unearned maintenance contract revenue that is recognized using the straight-line method over the life of the related contract, generally three to twelve months.

Residual Values—We perform an annual review of the unguaranteed residual values of leased equipment to verify that the recorded residual values do not exceed market valuations. If the residual value is below the market value, a reserve is charged to cost of goods sold. No residual value is recorded for used equipment.

Deferred Income Taxes—As part of the process of preparing our consolidated financial statements, we have to estimate our income and corporation taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

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

At June 30, 2003 and March 31, 2003, we had deferred tax assets in excess of deferred tax liabilities of $123.7 million and $123.2 million respectively. Management determined that it is more likely than not that $89.8 million and $89.3 million, respectively, of such net assets will be realized, resulting in a valuation allowance of $33.9 million and $33.9 million, respectively.

Approximately $226.0 million of future U.S. taxable income is ultimately needed to realize the net deferred tax assets at June 30, 2003. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets which would require additional valuation allowances that would impact our net earnings. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, loss of market share, delays in product availability or technological obsolescence.

In addition, the company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—As described in Note 2 to the accompanying consolidated financial statements, we review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives.

We performed our annual impairment test as of December 31, 2002, under the requirements of Statement of Financial Accounting Standards No., or SFAS 142, which resulted in no adjustment for impairment.

We had goodwill of $266.3 million as of June 30, 2003. If it was determined under SFAS 142 that our goodwill was impaired, we would be required to write-down the value of such goodwill in amounts that could be material.

Results of Continuing Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated Statements of Operations:

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Revenue:
Retail equipment and related sales	33.8%	31.7%
Retail service	49.7	51.6
Retail supplies and rentals	9.5	10.7
Wholesale	7.0	6.0

Total revenue	100.0	100.0
Cost of revenue	63.3	61.4

Gross profit	36.7	38.6

Selling, general and administrative expenses	35.5	34.4
Amortization of intangible assets	—	—
Restructuring charges (credits)	(0.2)	—
Other (income) expense	(0.1)	(0.1)

Operating earnings (loss)	1.5	4.3
Interest expense	(2.9)	(2.1)
Interest income	0.1	0.1

Earnings (loss) before income taxes	(1.3)	2.3
Provision (benefit) for income taxes	(1.1)	0.6

Net Earnings (loss)	(0.2)	1.7

Note: Certain prior year amounts have been reclassified to conform with the current year presentation.

The following table sets forth for the periods indicated the percentage of revenue growth from the prior year:

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Retail equipment and related sales	2.4%	-17.3%
Retail service	-7.4	-10.7
Retail supplies and rentals	-14.1	-20.8
Wholesale	12.1	-1.5

Total Revenue	-3.8	-13.6

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Retail equipment and related sales	30.7%	35.4%
Retail service	41.9	42.0
Retail supplies and rentals	43.4	43.5
Wholesale	20.0	18.3

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures and depreciation-amortization for each of our operating segments:

	For the Three Months Ended
(In thousands)	June 30, 2003	June 30, 2002
Revenues
United States	$164,470	$188,039
Europe	138,801	126,688
International	30,513	32,334
Other (1)	—	—

Total Revenues	$333,784	$347,061

Gross Profit
United States	$66,251	$82,996
Europe	44,832	41,083
International	11,435	9,921
Other (1)	—	—

Total Gross Profit	$122,518	$134,000

Operating earnings (loss)
United States	$3,716	$14,033
Europe	5,425	7,436
International	(759)	(1,815)
Other (1)	(3,384)	(4,652)

Total operating earnings (loss)	$4,999	$15,002

Capital Expenditures
United States	$10,638	$5,161
Europe	2,657	1,890
International	1,343	1,439
Other (1)	172	117

Total Capital Expenditures	$14,810	$8,607

Depreciation and Amortization
United States	$6,645	$9,270
Europe	2,792	3,300
International	2,192	1,923
Other (1)	408	49

Total Depreciation and Amortization	$12,037	$14,542

(1)	Other includes corporate expenses, restructuring charges (credits), foreign exchange gains/losses, corporate assets and deferred tax.

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) margin percentages for each of our operating segments:

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Gross profit margin
United States	40.3%	44.1%
Europe	32.3	32.4
International	37.5	30.7

Operating earnings (loss) margin
United States	2.3%	7.5%
Europe	3.9	5.9
International	-2.5	-5.6

The following table sets forth for the periods indicated the percentage of revenue growth for each of our operating segments:

	For the Three Months Ended
	June 30, 2003	June 30, 2002
United States	-12.5%	-17.5%
Europe	9.6	-9.3
International	-5.6	-17.5

Three Months Ended June 30, 2003 compared to the Three Months Ended June 30, 2002

Revenue

Total revenue for the first quarter of fiscal 2004 declined by $13.3 million or 3.8% to $333.8 million from $347.1 million in the year-ago quarter with the United States segment down 12.5%, the European segment up 9.6% and the International segment down 5.6%. During the first quarter of fiscal year 2004, approximately 49.3% of our revenue was generated by our United States segment, 41.6% by our European segment and 9.1% by our International segment. Our total revenue in the current year first quarter was positively impacted by a $26.5 million foreign currency movement of which Europe had $24.4 million and International had $2.1 million. Absent the positive foreign currency movement, Europe’s and International’s total revenues for the quarter would have decreased by 9.7% and 12.0%, respectively.

Retail equipment sales increased by $2.7 million or 2.4% with the United States segment down 1.6%, the European segment up 13.2% and the International segment down 8.8%. This overall increase was primarily due to a positive $8.3 million foreign currency movement offset in part by competitive economic and market conditions, especially in the United States, technology convergence and a global slowdown in capital spending. Absent the positive foreign currency movement, Europe’s retail equipment sales for the quarter would have decreased by 6.5%.

Retail service revenue declined by $13.3 million or 7.4%, with the United States segment down 15.6%, the European segment up 7.8% and the International segment down 10.7%. This decrease was due to the continuing industry-wide conversion from analog-to-digital equipment and a $2.9 million charge for billing adjustments, which was partially offset by a positive $12.0 million foreign currency movement. Absent the positive foreign currency movement, Europe’s retail service revenue for the quarter would have decreased by 11.1%.

Retail supplies and rental revenues declined by $5.2 million or 14.1%, with the United States segment down 30.2%, the European segment up 1.3% and the International segment up 7.6%. These decreases were primarily due to a downsizing of the United States rental business. These decreases were partially offset by a positive $1.7 million foreign currency movement. Absent the positive foreign currency movement, Europe’s retail supplies and rentals revenue for the quarter would have decreased by 13.6%.

Wholesale revenue for the first quarter of fiscal 2004 increased by $2.5 million or 12.1%, primarily due to a positive $4.5 million foreign currency movement offset by decreased sales activity as Europe was adversely affected by the continued business slowdown throughout the region.

Gross Profit

Our total gross profit margin decreased to 36.7% in the first quarter ended June 30, 2003 from 38.6 % in the year-ago quarter. The decrease in our profit margin is primarily due to a shift in the mix of our sales toward lower margin, large enterprise accounts in the United States and changing market conditions, which appear to be dictating lower average sales prices in certain segments of our equipment portfolio. There was also a decrease in U.S. equipment leasing income of approximately $3.5 million related to lease and residual equipment payments from a diminishing external lease funding program offset by a positive foreign currency movement. The gross profit margin for the United States segment decreased to 40.3% from 44.1%, while the European segment decreased slightly to 32.3% from 32.4% and the International segment increased to 37.5% from 30.7%.

The retail equipment margin decreased to 30.7% in the first quarter from 35.4% in the year-ago quarter, primarily due to the generation of lower margin transactions and lower leasing income in the United States. Retail service margins were relatively flat at 41.9% in the first quarter from 42.0% in the year-ago quarter primarily due to higher costs, as a percentage of revenue, in the United States. Retail supplies and rental margins decreased slightly from 43.4% in the first quarter from 43.5% in the year-ago quarter. Wholesale margins increased to 20.0% in the first quarter from 18.3% in the year-ago quarter, primarily due to tighter cost controls in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the first quarter of fiscal 2004 declined by $1.1 million or 0.9% to $118.5 million from $119.5 million in the year-ago quarter. As a percentage of total revenue, SG&A expenses increased to 35.5% from 34.4% due to increased facility costs related to the new corporate headquarters building and increased insurance expenses, offset in part, by lower bad debt expense. SG&A expenses decreased in the first quarter as compared to the year-ago quarter primarily due to the previously mentioned issues and lower employee costs resulting from a reduction in commissions and bonuses offset, in part, by a positive foreign currency movement of $7.2 million.

Restructuring Charges

We reversed $0.6 million of restructuring charges for facilities and severance during the first quarter of fiscal year 2004 due to employee attrition and a lower estimate of facility charges. This reversal included $0.2 million for facilities within the 2002 plan, $0.3 million for facilities within the 2001 plan and $0.1 million for severance within the 2002 plan.

Other (Income) Expense

Other income decreased to $0.4 million for the first quarter of fiscal 2004 from $0.5 million in the year-ago quarter. Other income included a foreign currency gain of $0.4 million for the current quarter and $0.3 million for the year-ago quarter.

Operating Earnings (Loss)

For the first quarter of fiscal 2004, operating earnings decreased by $10.0 million to $5.0 million, compared to earnings of $15.0 million in the year-ago quarter.

Interest Expense and Interest Income

Interest expense increased by $2.3 million to $9.8 million for the first quarter of fiscal 2004 from $7.4 million in the year-ago quarter. The increase was the result of higher interest rates offset, in part, by reduced debt. Interest income decreased by $0.1 million from the year-ago quarter.

Income Taxes

We recorded an income tax benefit of $3.7 million for the first quarter of fiscal 2004 compared to a $2.1 million income tax provision for the year-ago quarter. The combined effective income tax rate was 82.4% for the current quarter as compared to 27.0% for the year-ago quarter. The increase in the tax rate is primarily due to the reversal of $3.2 million of foreign tax accruals.

Earnings (Loss)

For the first quarter of fiscal 2004, we generated a net loss of $0.8 million compared to net earnings of $5.8 million in the year-ago quarter. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss available to common shareholders of $0.09 per ADS in the first quarter of fiscal 2004 compared to net earnings available to common shareholders of $0.02 per ADS in the year-ago quarter.

Exchange Rates

Fluctuations in the exchange rates between the pound sterling and the United States dollar affect the pound sterling market price of our ordinary shares on the London Stock Exchange and, the dollar market price of our American depositary shares.

We operate in 25 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. During the first quarter of fiscal 2004, approximately 50.7% of our revenue was generated outside the United States with 34.2% of our revenue generated in Euro countries, 7.4% in the United Kingdom, and 9.1% in other foreign locations. Approximately 45.8% of our revenue for the first quarter of fiscal 2003 was generated outside the United States with 29.3% generated in Euro countries, 7.2% in the United Kingdom, and 9.3% in other foreign locations including Canada, Mexico, Australia and South America.

In comparing the average exchange rates between the first quarter of fiscal 2004, and the year-ago quarter, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 23.9% and 10.9%, respectively. The change to exchange rate positively impacted revenue by approximately $26.5 million. The strengthening of the Euro and the United Kingdom pound since March 31, 2003 was the primary reason for the $12.2 million decrease in cumulative currency translation losses in shareholders’ equity for the first three months of fiscal year 2004.

Our inter-company loans are subject to fluctuations in exchanges rates between the U.S. dollar and the currencies in each of the countries in which we operate, primarily the Euro and the United Kingdom pound. Based on the outstanding balance of our inter-company loans at March 31, 2003, a change of 1% in the exchange rate for the euro and United Kingdom pound would cause an increase/decrease in our foreign exchange result of approximately $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European, South American and Central American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.4 million gain in the first three months of fiscal 2004 and a $0.3 million gain in the first three months of fiscal 2003.

Liquidity and Capital Resources

The following summarizes our cash flows for the first three months of fiscal year 2004 and 2003 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(In Thousands)	June 30, 2003	June 30, 2002
Net cash provided by operating activities	$855	$34,249
Net cash used in investing activities	(14,549)	(8,576)
Net cash used in financing activities	(10,925)	(50,719)
Effect of exchange rates	3,448	3,035

Net increase/(decrease) in cash and cash equivalents	(21,171)	(22,011)
Cash and cash equivalents, beginning of period	81,493	59,470

Cash and cash equivalents, end of period	$60,322	$37,459

Cash provided by operations continues to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow provided by operating activities was $0.9 million and $34.2 million for the first three months of fiscal year 2004 and 2003, respectively. The $33.4 million decrease in fiscal 2004 operating cash flow was primarily due to the reduction in net income, the timing of payments to our vendors and less cash collected from our receivables this year versus the prior year.

Net cash flow used in investing activities was $14.5 million and $8.6 million for the first three months of fiscal year 2004 and 2003, respectively. The increase in fiscal 2004 cash outlays from investing activities was primarily due to increased spending for property and plant related to the Vision 21 project and the new corporate headquarters.

Net cash flow used in financing activities was $10.9 million and $50.7 million for the first three months of fiscal year 2004 and 2003, respectively. The decrease in fiscal 2004 cash usage from financing activities was due to a conscious effort to only make the required debt payments during the quarter since we were in the process of refinancing our debt and the payment last year of $16 million of our outstanding 6.75% convertible subordinated notes.

The following table sets out our future payments for the following contractual obligations:

Contractual Obligations	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
(in 000’s)
Credit Facility	$107,100	$32,000	$75,100
Notes Payable	112,114	47,594	64,520
Capital Leases and other Long-Term Obligations	5,703	3,209	2,494

Total Contractual Obligations	$224,917	$82,803	$142,114

We had a credit facility, or the old credit facility, with a consortium of international lenders through March 31, 2006. Total commitments under the old credit facility were $212.0 million, consisting of a $65.0 million revolver commitment, a $117.0 million term loan and a $30.0 million letter of credit commitment. At June 30, 2003, we had an outstanding balance of $107.1 million under the old credit facility, with $29.0 million due under the revolver and $78.1 million due under the term.

We paid $11.2 million in bank fees and $6.6 million in third party fees in our 2002 fiscal year relating to the old credit facility. We also paid $20.4 million in bank fees related to the old credit facility during fiscal year 2003. On July 1, 2003, we paid our banks a fee of $1.7 million, which was equal to 1.0% of the total commitment under the old credit facility as of June 30, 2003. These fees were being amortized over the term of the old credit facility and at June 30, 2003, we had $20.6 million of unamortized debt issuance costs, anniversary fees and amendment fees. These fees will be charged to earnings in the quarter ending September 30, 2003.

On July 1, 2003, we repaid our then-existing credit facility with the net proceeds from the offering of $175 million aggregate principal amount of senior notes that were sold at a price of 97.6% of the aggregate principal amount. The senior notes have a fixed annual interest rate of 11.0%, which will be paid every six months on June 15 and December 15, commencing December 15, 2003. The senior notes will mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our U.S. subsidiaries other than certain dormant entities. Under the terms of the indenture governing the senior notes, if we sell certain assets or experience specific kinds of changes of control, we may be required to offer to repurchase the senior notes at the prices and as provided in the indenture plus accrued and unpaid interest, and additional amounts, if any, to the date of repurchase. The indenture governing the senior notes includes negative covenants that will restrict our ability to, among other things, incur additional indebtedness, create liens, pay dividends (other than payment-in-kind dividends on our participating shares) and sell or make certain dispositions of assets.

If, for any fiscal year commencing with the fiscal year ending March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50% of such excess cash flow to purchase their senior notes at 101% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. The new credit facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The new credit facility includes negative covenants that place restrictions on our ability to, among other things, incur indebtedness, create or incur liens, make loans and declare or pay dividends. Our obligations under the new credit facility will be guaranteed by Danka Business Systems PLC and its subsidiaries that are guarantors of the senior notes. The new credit facility will be secured by a first priority lien on and security interest in substantially all of the assets of Danka Holding Company and Danka Office Imaging Company and the new credit facility guarantors organized in the United States and by a pledge of the capital stock of such guarantors organized in the United States. See Footnote 2 (Subsequent Events) to the financial statements included in this quarterly report for more details.

On July 1, 2003, we had approximately $29.1 million in letters of credit outstanding. In connection with the closing of the senior notes offering and the new credit facility, we were required to post $30.6 million in cash collateral with Bank of America to secure such letters of credit under the new credit facility. On or about July 25, 2003, one of our major vendors agreed to releases its letters of credit, which resulted in $15.8 million of cash being released that we had previously posted as collateral for such letters of credit. As of August 1, 2003, we had $14.8 million of cash collateral with the Bank of America to secure letters of credit under the new credit facility. We are attempting to release some of this cash by securing such letters of credit by other means, including a pledge of some of our foreign assets.

We have $47.6 million in principal amount of zero coupon senior subordinated notes due April 1, 2004 and $64.5 million in principal amount of 10% subordinated notes due April 1, 2008. The zero coupon notes are guaranteed by Danka Holding Company and Danka Office Imaging Company, which are both wholly-owned U.S. subsidiaries. On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon notes specifying a redemption price of par value of the zero coupon notes and a redemption date of August 18, 2003. In connection with the redemption we have placed $47.6 million in escrow.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares through December 2004. At that time, we will be obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which would include our new credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of June 30, 2003, the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 25.9% of the total voting power of our capital stock which includes an additional 53,682 participating shares in respect of payment-in-kind dividends.

If, by December 17, 2010, we have not converted or otherwise redeemed the participating shares, we are required, subject to compliance with applicable laws and the instruments governing our indebtedness, to redeem the participating shares for cash at the greater of (a) the then liquidation value and (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. If the price set out in (b) above is applicable, we are permitted to convert the participating shares into the number of ordinary shares into which they are convertible instead of making the cash payment.

In the event of liquidation of Danka, participating shareholders will be entitled to receive a distribution equal to the greater of (a) the liquidation return per share (initially $1,000 and subject to upward adjustment on certain default events by us) plus any accumulated and unpaid dividends accumulating from the most recent dividend date and b) the amount that would have been payable on each participating share if it had been converted into ordinary shares if the market value of those shares exceed the liquidation value of the participating shares.

We are not permitted to pay dividends, other than payment-in-kind dividends on our participating shares, under our new credit facility or the senior notes and we do not anticipate the payment of a dividend on our ordinary shares in the foreseeable future.

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of U.S. retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the year ended March 31, 2002, we were obligated for penalty payments of approximately $0.2 million. We were not required to make any penalty payments for the year ended March 31, 2003. However, we may incur penalty payments for the year ended March 31, 2004 if our retail equipment sales do not increase to the specified levels.

Our agreement with GECC requires us to maintain a consolidated net worth at or above specified levels during specified time periods, and a failure by us to maintain such consolidated networth as provided under the GECC agreement may result in a termination event under the GECC agreement.

We are contractually liable for payments under certain real estate operating leases. We have evaluated our worldwide facility needs and determined that we have excess facility capacity under lease. While we are actively seeking to mitigate our obligations under these leases, we could incur additional liabilities or expense based upon the fair value of our obligations at the time we cease using our rights under such leases.

Market Risk Management

Interest Rate Risk

Our exposure to interest rate risk primarily relates to our new credit facility. The new credit facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The applicable interest rate margin on loans for which interest is calculated by reference to the base or prime rate, or base rate loans, will range from 0% to 0.50% per annum, and the applicable interest rate margin on loans for which interest is calculated by reference to the LIBOR rate, or LIBOR rate loans, will range from 1.75% to 2.50% per annum, in each case based on average adjusted availability, or availability under the new credit facility plus cash, under the new credit facility.

As of August 1, 2003, we did not have a balance due under the new credit facility.

Currency exchange risk

We are a multinational corporation. Therefore, foreign exchange risk arises as a normal part of our business. We strive to reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our results for the first three months of fiscal year 2004 were positively impacted by a $26.5 million foreign currency movement, in particular the strengthening of the Euro and the United Kingdom pound against the dollar.

Generally, we do not enter into forward and option contracts to manage our exposure to foreign currency fluctuations. At June 30, 2003, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the two year period ended June 30, 2003, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

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

New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. As a result, the gains or losses from debt extinguishments will no longer be classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. We adopted the provisions of Statement 145 in the first quarter of our fiscal year 2004 and reclassified the fiscal year 2002 gains from debt extinguishment to continuing operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires mandatorily redeemable instruments to be classified as liabilities if they embody an obligation outside the control of the issuer and the holder to redeem the instrument by transferring cash or other assets and if the obligation is required to be redeemed at a specified or determinable date or upon an event certain to occur. We will adopt the provisions of Statement 150 no later than the second quarter of our fiscal year 2004. Since the holders of our 6.5% convertible participating shares have the option to convert the instrument into ordinary shares, they are not currently required to be classified as a liability.

Item 3.    Quantitative and Qualitative Analysis About Market Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our new credit facility and the new senior notes that bear a fixed rate. There have been no material changes, other than described below, to the information in Item 7A disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

On July 1, 2003, we repaid our then-existing credit facility with the net proceeds from the offering of $175 million aggregate principal amount of senior notes that were sold at a price of 97.6% of the aggregate principal amount. The senior notes have a fixed annual interest rate of 11.0%, which will be paid every six months on June 15 and December 15, commencing December 15, 2003. The senior notes will mature on June 15, 2010.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. The new credit facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provide reasonable assurance that they are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of March 31, 2003, we were advised by our independent public auditors of a “reportable condition” under standards established by the American Institute of Certified Public Accountants related to certain matters involving our internal control and operations. Such condition relates to continuing deficiencies in the design and operation of internal controls as they relate to our U.S. billing and collection functions. We acknowledge this condition, which has been reported to our audit committee. We are in the process of addressing this control issue concurrently with the implementation of our Oracle ERP System.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved KPMG Audit PLC and its affiliates to perform services regarding local statutory audits and assist in certain tax issues during the three months ended June 30, 2003.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to comply with the financial or other covenants in our debt instruments; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance and unify our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any inability to achieve or maintain cost savings; (xvi) any incurrence of tax liabilities beyond our current expectations, which could adversely affect our liquidity; and (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by past or future terrorist attacks, the related war on terrorism, the fear of additional terrorist attacks or any outbreak of the Severe Acute Respiratory Syndrome (SARS); and (xviii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance which may be made by others outside our company.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

On or about June 6, 2003, we were served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and we have sought to remove the claim to Federal court for further proceedings. We intend to vigorously defend all claims alleged by the plaintiff.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits.

4.1	Registration Rights Agreement dated July 1, 2003, by and among Danka Business Systems PLC, the Guarantors listed on Schedule A thereto and Bear, Stearns & Co. Inc.

4.2	Indenture dated July 1, 2003, by and among Danka Business Systems PLC, each of the Guarantors named therein and HSBC Bank USA, as Trustee.

4.3	Form of 11% Senior Notes due 2010 (included in Exhibit 4.2).

10.1	Loan and Security Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company as Borrowers, Danka Business Systems PLC as a guarantor, the Lenders party thereto and Fleet Capital Corporation as collateral and administrative agent.

10.2	Guarantor Security Agreement dated July 1, 2003, by and among American Business Credit Corporation, Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc., Danka Management Company, Inc., Danka

Management II Company, Inc., D.I. Investment Management, Inc., Herman Enterprises, Inc. of South Florida and Quality Business, Inc., collectively as Debtors, in favor of Fleet Capital Corporation, as collateral and administrative agent for the Lenders that are parties from time to time to the Loan Agreement.

10.3	Stock Pledge Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company as Pledgors and Fleet Capital Corporation as Agent for the Lenders party to the Loan Agreement.

10.4	Continuing Guaranty Agreement dated July 1, 2003, by and among Danka Business Systems PLC and the Subsidiaries of Danka Business Systems PLC signatories thereto, as the Guarantors, in favor of Fleet Capital Corporation as administrative and collateral agent for the Lenders party to the Loan Agreement.

31.1	Certification of P. Lang Lowrey, III pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of F. Mark Wolfinger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of P. Lang Lowrey, III and F. Mark Wolfinger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated May 22, 2003 (Items 7 and 9);

Current Report on Form 8-K dated May 22, 2003 (Items 7 and 9);

Current Report on Form 8-K dated June 10, 2003 (Items 5 and 7);

Current Report on Form 8-K dated June 10, 2003 (Items 9); and

Current Report on Form 8-K dated July 2, 2003 (Items 5 and 7).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: August 14, 2003	/S/ F. MARK WOLFINGER
F. Mark Wolfinger
Executive Vice-President and Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)