Form 10-Q
period 2003-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2003-11-14
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-20828

DANKA BUSINESS SYSTEMS PLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND & WALES	98-0052869
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

11101 ROOSEVELT BOULEVARD		MASTERS HOUSE
ST. PETERSBURG, FLORIDA 33716	AND	107 HAMMERSMITH ROAD
LONDON W14 0QH ENGLAND
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(727) 622-2100 in the United States

011-44-207-605-0150 in the United Kingdom

NOT APPLICABLE

(FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒        No  ☐

The registrant had 250,036,591 Ordinary Shares outstanding as of November 3, 2003.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to comply with the financial or other covenants in our debt instruments; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance and unify our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any inability to achieve or maintain cost savings; (xvi) any incurrence of tax liabilities beyond our current expectations, which could adversely affect our liquidity; and (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by past or future terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xviii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

Profitability – We generated a net loss from continuing operations for the first six months ended September 30, 2003 of $18.1 million compared to net earnings of $7.5 million in the year-ago period and have incurred losses in prior years. The net loss from continuing operations for the first six months ended September 30, 2003 included a $20.6 million pre-tax write-off of debt issuance costs or $14.4 million on an after-tax basis.

We believe that our results for the first six months of fiscal year 2004 and fiscal years 2003 and 2002 were impacted in large part by:

•	the transition in our industry from analog to digital products and the resulting lower retail equipment placements and reduced machines in field or MIF;
•	increased competition as a result of technology convergence, such as the advent of multi-function peripherals or MFPs, lower MIF, an increase in the migration of copy volume from traditional stand-alone copiers to network printers resulting in lower service and supplies revenue, and manufacturers selling on a direct basis;
•	our decision to reduce our sales force and the number of geographic locations and markets that we operate in;
•	reduced new retail equipment and related sales revenue as a result of our focus on higher margin transactions;
•	a weakening of global economic conditions which resulted in reduced or delayed capital spending by customers;
•	the delay in the implementation of and significant investment in our Vision 21/Oracle ERP Phase I program (which was completed in September 2003) and the ancillary costs related to the program;
•	the costs associated with the disposal of certain under-performing business units; and
•	investments in our growth initiatives, such as Professional Services, Danka @ the Desktop and TechSource.

If we incur losses in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

Economic Downturn – The profitability of our business is susceptible to downturns in the global economy. Overall demand for our products and services and their profit margins may decline as a direct result of an economic recession, inflation, interest rates or governmental fiscal policy. As a result, our customers may reduce or delay capital expenditures for our products and services.

Competition – The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support and lease and rental financing. In addition, our equipment suppliers continue to establish themselves as direct competitors in many of the areas in which we do business. Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of evolving technology, including the development of alternative means of document processing, retention, storage and printing. Our retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers and wholesale clubs. We have suffered, and may continue to suffer, a reduction of our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices and margins that we can obtain for our products and may affect our ability to retain customers, both of which could materially and adversely affect our business, financial condition or results of operations.

Technological Changes – The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry continues to change from analog to digital copiers, MFPs and printers. Most of our digital products replace or compete with analog products. Digital copiers and MFPs are more efficient than analog copiers, meaning that our customers may require fewer of them to provide the same level of output. Digital copiers and MFPs are also increasingly more reliable than analog copiers and require less maintenance. This has contributed, in part, to a decline in our service contract revenue, which has traditionally formed a significant portion of our revenues. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete.

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

Third Party Financing Arrangements – A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. With respect to our U.S. customers, we have an agreement with General Electric Capital Corporation, or GECC, under which GECC has agreed to provide financing to our U.S. customers to purchase equipment from us. Although we have other financing arrangements in place, GECC finances a significant part of our U.S. business. With respect to our customers outside the United States, we have country by country arrangements with various third party finance and leasing companies. If we were to breach the covenants or other restrictions in our agreements with one or more of our financing sources, including GECC, then such source might refuse to provide financing to our customers. For example, our agreement with GECC requires us to maintain a consolidated net worth at or above specified levels during specified time periods, and a failure by us to maintain such consolidated net worth as provided under the GECC agreement may result in a termination event under the GECC agreement. If one or more of our financing sources were to fail to provide financing to our customers, those customers might be unable to purchase equipment from us if we were unable to provide alternative financing arrangements on similar terms. In addition, if we were unable to provide financing, we would lose sales, which could negatively affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financing Arrangements—GECC Arrangement.”

Information Systems – Prior to October 2003, our United States management information systems had run on numerous disparate legacy IT systems that were outdated and incompatible. The operation and coordination of these legacy management information systems and billing systems was labor-intensive and expensive. On or about October 2003, we completed the geographic rollout of the new Oracle ERP System in the United States. Although it is too early to know, we believe that this system should, in large part, positively address the prior system limitations, which required us to manually collect, compile and consolidate certain information. However, due to data conversion and other issues, we expect to continue to experience problems in updating and processing certain customer information, which results in some inaccurate billing of our customers and the untimely crediting of their accounts. While we do expect improvements in these areas as the required adjustments are made to the Oracle system, it is too early to tell when such improvements will be actually achieved.

We must also obtain an accurate measure of usage on each of our U.S. customers’ machines in order to properly bill them for usage. We have been unable to establish a uniform, non-manual process for obtaining this information. We do not expect to continue our past practice of estimating usage for customer’s machines and instead intend to implement processes to get an actual reading of the customer’s meter to bill them for any usage in excess of the standard contract minimum. We cannot guarantee that these processes will be timely implemented or that they will operate to effectively address this problem with our billing operations.

The implementation of the Oracle ERP System will cost approximately $50 million, excluding ancillary expenses of approximately $13 million. If we are not able to successfully leverage the benefits of our Oracle ERP System, then we will continue to incur substantial costs using manual procedures to process information.

For many of the same deficiencies as in the United States, we are evaluating what information system investments we should make for the countries within our European and International operations. We are evaluating the costs to implement new systems and are analyzing the systems requirements of our businesses in those countries. Any implementation of new or improved information systems in such countries may take considerable time and could require a substantial investment.

Business Processes and Policies – Our rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on and investment in our information systems have impeded our ability to implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions and inadequate document retention. While we believe that some of these issues within the U.S. will be addressed with the implementation of new manual internal control procedures and the implementation of the Oracle ERP system, which is configured with better system internal controls, there is no assurance that all of these issues will be completely corrected by such changes. If these matters worsen, they could adversely affect our ability to record, process, summarize and report key data consistent with the assertions of management.

Vendor Relationships – We primarily have relationships with Canon, Ricoh, Toshiba, Heidelberg/Nexpress and Konica. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies and for financial support in certain competitive transactions and markets which may include vendor rebates and market development funds. An inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the lack of vendor support may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices.

Senior Management and Key Personnel – Our success depends on the efforts and ability of our senior management and key personnel. These executive officers have many years of experience in the office technology and related industries. If certain members of our senior management team or other key personnel were to resign, our business could suffer because of the loss of their expertise and knowledge of us and the loss of their relationships with our major customers and suppliers. In addition, it may be difficult for us to find suitable replacements.

International Scope of Operations – Danka Business Systems PLC (also referred to herein as “Danka” or the “Company”) is incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 50.8% of our revenue outside the United States during the first six months of fiscal year 2004. We market office imaging equipment, document solutions and related services and supplies directly to customers in 24 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

•	difficulties and costs of staffing, social responsibility and managing international operations;
•	currency restrictions and exchange rate fluctuations;
•	unexpected changes in regulatory requirements;
•	potentially adverse tax and tariff consequences;
•	the burden of complying with multiple and potentially conflicting laws;
•	the impact of business cycles, including potentially longer payment cycles, in any particular region;
•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;
•	greater difficulty in collecting accounts receivables in and moving cash out of certain geographic regions;
•	the need for a significant amount of available cash to fund operations in a number of geographic and economically diverse locations; and
•	political, social and economic instability in any particular region, including Central America and South America.

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

Currency Fluctuations – As a multinational company, changes in currency exchange rates affect our revenues, cost of sales and operating expenses. In addition, fluctuations in exchange rates between the U.S. dollar and the currencies in each of the countries in which we operate affect the results of our operations and the value of the net assets of our non-U.S. operations when reported in U.S. dollars in our U.S. financial statements. These fluctuations may negatively impact our results of operations or financial condition or, in some circumstances, may positively impact our results of operations disproportionately to underlying levels of actual growth or improvement in our businesses.

We generated 50.8% of our revenues outside the United States during the first six months of fiscal year 2004, with the majority of these revenues denominated in either the euro or United Kingdom pound. During the first six months of fiscal year 2004, the euro strengthened 18.9% against the U.S. dollar and the United Kingdom pound strengthened 7.3% against the U.S. dollar with significant positive effects on our revenue and income.

Further, our intercompany loans are subject to fluctuations in exchanges rates between the U.S. dollar and the currencies in each of the countries in which we operate, primarily the euro and the United Kingdom pound. Based on the outstanding balance of our intercompany loans at September 30, 2003, a change of 1% in the exchange rate for the euro and United Kingdom pound, would cause a change in our foreign exchange gain of approximately $0.1 million.

Moreover, we pay for some assets in euro countries in U.S. dollars, but we generally invoice our customers in such countries in euros. If the euro weakens against the U.S. dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euros but we pay our suppliers in U.S. dollars.

We generally do not currently hedge our exposure to changes in foreign currency.

Tax Payments – We are either currently under audit or may be audited in the key jurisdictions in which we operate. While we believe we have adequately reserved for such liabilities, should revenue agencies require payments in excess of those we currently expect to pay, our liquidity could be adversely affected based upon the size and timing of such payments.

Indebtedness – At September 30, 2003, we had consolidated long-term indebtedness, including current maturities of long-term debt, of $245.1 million which included $64.5 million in principal amount of 10% subordinated notes due April 1, 2008, or the subordinated notes and $175.0 million in principal amount of senior notes, or the senior notes. The subordinated notes have interest which is payable every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15, commencing December 15, 2003.

The amount of our indebtedness could have important consequences, including the following:

•	use of a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow to fund working capital, capital expenditures, initiatives and other business activities, including keeping pace with the technological, competitive and other changes currently affecting our industry;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	limit our ability in making strategic acquisitions or exploiting business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness; and
•	limit our operational flexibility, including our ability to borrow additional funds or dispose of assets.

Senior Notes and Other Covenants – The indenture governing our senior notes and our new credit facility contain, covenants that, among other things, limit our ability to: incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; create liens; pay dividends or make other restricted payments; make certain investments; sell or make certain dispositions of assets or engage in sale and leaseback transactions; engage in transactions with affiliates; place restrictions on the ability of our restricted subsidiaries to pay dividends, or make other payments, to us; engage in certain business activities; and engage in mergers or consolidations. In addition, the indenture governing the senior notes will require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

Disclosure Controls and Procedures and Internal Controls – We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We also maintain internal controls that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, in order to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Further, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Share Price – The market price of our ordinary shares and American depositary shares could be subject to significant fluctuations as a result of many factors. In addition, global stock markets have from time to time experienced significant price and volume fluctuations. These fluctuations may lead to a drop in the market price of our ordinary shares and American depositary shares. Factors which may add to the volatility of the price of our ordinary shares and American depositary shares include many of the factors set out above, and may also include changes in liquidity in the market for our ordinary shares and American depositary shares, sales of our ordinary shares and American depositary shares, investor sentiment towards the business sector in which we operate and conditions in the capital markets generally. Many of these factors are beyond our control. These factors may change the market price of our ordinary shares and American depositary shares, regardless of our operating performance.

Dividends on Ordinary Shares – We have not paid any cash or other dividends on our ordinary shares since 1998 and we do not expect to do so for the foreseeable future. We are an English company and, under English law, we are allowed to pay dividends to shareholders only if, as determined by reference to our financial statements prepared in accordance with UK GAAP:

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

Danka Business Systems PLC

Consolidated Statements of Operations for the three and six months ended September 30, 2003 and 2002

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenue:
Retail equipment and related sales	$115,223	$118,063	$228,001	$228,145
Retail service	155,300	172,684	321,223	351,874
Retail supplies and rentals	30,325	34,477	62,164	71,529
Wholesale	22,115	18,526	45,359	39,263

Total revenue	322,963	343,750	656,747	690,811

Costs and operating expenses:
Cost of retail equipment sales	73,679	79,533	151,887	150,697
Retail service costs	91,948	105,153	188,403	209,155
Retail supplies and rental costs	18,998	20,523	37,008	41,475
Wholesale costs of revenue	18,107	14,714	36,700	31,656
Selling, general and administrative expenses	119,127	118,188	237,602	237,717
Restructuring charges (credits)	—	(555)	(594)	(555)
Other (income) expense	152	(3,067)	(210)	(3,596)

Total costs and operating expenses	322,011	334,489	650,796	666,549

Operating earnings	952	9,261	5,951	24,262

Interest expense	(8,069)	(6,881)	(17,822)	(14,303)
Interest income	317	20	549	320
Writeoff of debt issuance costs	(20,562)	—	(20,562)	—

Earnings (loss) before income taxes	(27,362)	2,400	(31,884)	10,279

Provision (benefit) for income taxes	(10,103)	644	(13,829)	2,771

Net earnings (loss)	$(17,259)	$1,756	$(18,055)	$7,508

Calculation of (loss) earnings per ADS
Earnings (loss)	$(17,259)	$1,756	$(18,055)	$7,508
Dividends and accretion on participating shares	(4,740)	(4,463)	(9,405)	(8,856)

Income (loss) available to common shareholders	$(21,999)	$(2,707)	$(27,460)	$(1,348)

Basic (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS, continuing operations	$(0.35)	$(0.04)	$(0.44)	$(0.02)

Weighted average ADSs	62,586	62,026	62,445	62,024

Diluted (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS	$(0.35)	$(0.04)	$(0.44)	$(0.02)

Weighted average ADSs	62,586	62,026	62,445	62,024

Danka Business Systems PLC

Condensed Consolidated Balance Sheets as of September 30, 2003 and March 31, 2003

(In Thousands)

(Unaudited)

	September 30, 2003	March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$98,300	$81,493
Accounts receivable, net	235,910	257,329
Inventories	106,619	111,471
Prepaid expenses, deferred income taxes and other current assets	35,676	45,879

Total current assets	476,505	496,172

Equipment on operating leases, net	35,129	39,829
Property and equipment, net	76,370	67,782
Goodwill, net	266,992	256,990
Noncompete agreements, net	718	799
Deferred income taxes	90,819	78,480
Other assets	32,357	41,568

Total assets	$978,890	$981,620

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt and notes payable	$4,034	$58,443
Accounts payable	125,481	140,207
Accrued expenses and other current liabilities	100,540	101,749
Taxes payable	114,880	112,311
Deferred revenue	42,331	40,628

Total current liabilities	387,266	453,338

Long-term debt and notes payable, less current maturities	241,088	174,412
Deferred income taxes and other long-term liabilities	31,252	29,785

Total liabilities	659,606	657,535

6.5% convertible participating shares	267,715	258,376

Shareholders’ equity:
Ordinary shares, 1.25 pence stated value	5,176	5,167
Additional paid-in capital	327,586	327,173
Accumulated deficit	(217,389)	(189,995)
Accumulated other comprehensive loss	(63,804)	(76,636)

Total shareholders’ equity	51,569	65,709

Total liabilities & shareholders’ equity	$978,890	$981,620

Danka Business Systems PLC

Consolidated Statements of Cashflows for the six months ended September 30, 2003 and 2002

(In Thousands)

(Unaudited)

	September 30, 2003	September 30, 2002
Operating activities:
Net earnings (loss)	$(18,055)	$7,508
Adjustments to reconcile net earnings (loss) to net cash provided:
Depreciation and amortization	24,696	29,121
Deferred income taxes	(12,346)	(2,413)
Amortization of debt issuance costs	4,485	4,217
Writeoff of debt issuance costs	20,562	—
Loss on sale of property and equipment and equipment on operating leases	2,249	2,503
Proceeds from sale of equipment on operating leases	1,756	1,431
Restructuring and other special charges (credits)	(594)	—
Changes in net assets and liabilities:
Accounts receivable	21,419	28,182
Inventories	4,852	14,094
Prepaid expenses and other current assets	982	(50)
Other non-current assets	3,126	3,276
Accounts payable	(14,727)	(7,688)
Accrued expenses and other current liabilities	2,377	(14,707)
Deferred revenue	1,702	512
Other long-term liabilities	1,468	1,600

Net cash provided by operating activities	43,952	67,586

Investing activities:
Capital expenditures	(31,087)	(17,441)
Proceeds from the sale of property and equipment	702	234

Net cash used in investing activities	(30,385)	(17,207)

Financing activities:
Net payments under line of credit agreements	(112,941)	(49,010)
Net payments under capital lease arrangements	(1,115)	(394)
Payments of debt	(44,853)	(17,778)
Proceeds from debt	170,905	—
Payment of debt issue costs	(10,767)	(6,938)

Net cash provided by (used) in financing activities	1,229	(74,120)

Effect of exchange rates	2,011	2,093

Net increase (decrease) in cash and cash equivalents	16,807	(21,648)
Cash and cash equivalents, beginning of period	81,493	59,470

Cash and cash equivalents, end of period	$98,300	$37,822

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Losses for the six months ended September 30, 2003 and 2002

(In Thousands)

(Unaudited)

	Number of Ordinary Shares (4 Ordinary Shares Equal 1 ADS)	Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive (Loss)/ Income	Total
Balances at March 31, 2003	249,532	$5,167	$327,173	$(189,995)	$(76,636)	$65,709

Net loss	—	—	—	(18,055)	—	(18,055)
Currency translation adjustment	—	—	—	—	12,832	12,832

Comprehensive income						(5,223)
Dividends and accretion on participating shares	—	—	—	(9,339)	—	(9,339)
Shares issued under employee stock plans	463	9	413	—	—	422

Balances at September 30, 2003	249,995	$5,176	$327,586	$(217,389)	$(63,804)	$51,569

Balances at March 31, 2002	248,085	$5,139	$325,880	$(181,872)	$(101,098)	$48,049
Net earnings	—	—	—	7,508	—	7,508
Currency translation adjustment	—	—	—	—	18,291	18,291

Comprehensive income						25,799
Dividends and accretion on participating shares	28	—	16	(8,810)	—	(8,794)

Balances at September 30, 2002	248,113	$5,139	$325,896	$(183,174)	$(82,807)	$65,054

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying financial statements are unaudited as of September 30, 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results, which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003 and the Registration Statement on Form S-4 filed on September 26, 2003. Certain prior year amounts have been reclassified to conform to current year presentations.

The financial statements contained herein for the three and six months ended September 30, 2003 and September 30, 2002 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2003 will be delivered to the Registrar of Companies for England and Wales following our 2003 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure—an Amendment to SFAS 123” (“SFAS 148”). SFAS 148 requires additional disclosures that are incremental to those required by SFAS 123 and requires the following disclosures in the Company’s interim financial statements.

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

	For the three months ended September 30,		For the six months ended September 30,
(In thousands except per ADS data)	2003	2002	2003	2002

Net earnings (loss), as reported	$(17,259)	$1,756	$(18,055)	$7,508
Less: total stock-based employee compensation expense determined under the fair value for all awards, net of tax	(1,465)	—	(2,042)	(1,019)

Pro forma net earnings (loss)	(18,724)	1,756	(20,097)	6,489
Participating share dividend	(4,740)	(4,463)	(9,405)	(8,856)

Income (loss) available to common shareholders	$(23,464)	$(2,707)	$(29,502)	$(2,367)

Basic (loss) earnings available to common shareholders per ADS
As reported	$(0.35)	$(0.04)	$(0.44)	$(0.02)
Pro forma	(0.37)	$(0.04)	(0.47)	$(0.04)
Diluted (loss) earnings available to common shareholders per ADS
As reported	$(0.35)	$(0.04)	$(0.44)	$(0.02)
Pro forma	(0.37)	$(0.04)	(0.47)	$(0.04)

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

The fair value of options granted for the first three and six months in fiscal year 2004 and 2003 reported above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended September 30,		For the six months ended September 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	688.2%	329.4%	633.5%	359.3%
Risk-free interest rate	3.14%	3.35%	2.86%	3.90%
Expected life	5 years	5 years	5 years	5 years

Note 2. Intangible Assets

Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires goodwill and indefinite-lived intangible assets to be reviewed annually for possible impairment or more frequently if impairment indicators arise. We perform our annual impairment test as of December 31.

As of September 30, 2003, goodwill amounted to $267.0 million. Changes to goodwill for the six months ended September 30, 2003 resulted primarily from fluctuations in foreign currency exchange rates. Non-compete agreements, net amounted to $0.7 million, which included $1.3 million of accumulated amortization.

Aggregate amortization expense of non-compete agreements for the six months of fiscal 2004 amounted to less than $0.1 million. Estimated amortization expense for the current fiscal year is $0.2 million and the succeeding five fiscal years are between $0.1 million and $0.2 million per year.

Goodwill by operating segment as of September 30, 2003 (in thousands) was:

Goodwill
United States	$76,685
Europe	184,637
International	5,670

Total	$266,992

Note 3. Recent Accounting Pronouncements

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

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires mandatorily redeemable instruments to be classified as liabilities if they embody an obligation outside the control of the issuer and the holder to redeem the instrument by transferring cash or other assets and if the obligation is required to be redeemed at a specified or determinable date or upon an event certain to occur. We adopted the provisions of Statement 150 in the second quarter of our fiscal year 2004. Since the holders of our 6.5% convertible participating shares have the option to convert the instrument into ordinary shares, they are not currently required to be classified as a liability.

Note 4. Restructuring and Other Special Charges

Fiscal Year 2002 Charge: Our fiscal year 2002 restructuring charge included $5.0 million related to severance for 355 employees in the U.S., Canada and Europe. Cash outlays for the reductions during fiscal year 2004 were less than $0.1 million. Substantially all of these reductions were completed by March 31, 2003 but with payments being made over the next two years. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Cash outlays for the facilities during fiscal year 2004 were less than $0.1 million. Due to a change in estimate, we reversed $0.5 million of fiscal year 2002 severance and facility charges during the first quarter of fiscal year 2004. The remaining liability of the 2002 restructuring charge is categorized within “Accrued expenses and other current liabilities.” The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

(In thousands)	Fiscal 2002 Expense	Reserve at March 31, 2003	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2003

Severance	$4,967	$345	$(4)	$(204)	$137
Future lease obligations on facility closures	6,074	595	(77)	(262)	256

Total	$11,041	$940	$(81)	$(466)	$393

Fiscal Year 2001 Charge: Our fiscal year 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,200 positions worldwide. Cash outlays for these reductions during fiscal year 2004 were less than $0.1 million. Substantially all of these reductions were completed by March 31, 2002 but with payments being made over the next two years. The fiscal year 2001 restructuring charge also included $4.3 million for future lease obligations on facility closures and exit costs. Cash outlays for facilities during the first quarter of fiscal year 2004 were less than $0.01 million. Due to a change in estimate, we reversed $0.1 million of fiscal year 2001 facility charges during fiscal year 2004. The remaining liability of the 2001 restructuring charge is categorized within “Accrued expenses and other current liabilities.” The following table summarizes the fiscal year 2001 restructuring charge:

2001 Restructuring Charge:

(In thousands)	Fiscal 2001 Expense	Reserve at March 31, 2003	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2003

Severance	$21,766	$214	$(12)	$—	$202
Future lease obligations on facility closures and other exit costs	4,295	131	(3)	(128)	—

Total	$26,061	$345	$(15)	$(128)	$202

Note 5. Earnings Per Share

The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) available to common shareholders per ADS computations for the three and six months ended September 30, 2003 and 2002:

	For the three months ended September 30, 2003			For three months ended September 30, 2002
(In thousands except per ADS amounts)	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount

Basic earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(17,259)			$1,756
Dividends and accretion on participating shares	(4,740)			(4,463)

Earnings (loss)	(21,999)	62,586	$(0.35)	(2,707)	62,026	$(0.04)

Effect of dilutive securities:
Stock options	—	—		—	—

Diluted earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(21,999)	62,586	$(0.35)	$(2,707)	62,026	$(0.04)

	For the six months ended September 30, 2003			For the six months ended September 30, 2002
(In thousands except per ADS amounts)	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount

Basic earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(18,055)			$7,508
Dividends and accretion on participating shares	(9,405)			(8,856)

Earnings (loss)	(27,460)	62,445	$(0.44)	(1,348)	62,024	$(0.02)

Effect of dilutive securities:
Stock options	—	—		—	—

Diluted earnings (loss) available to common shareholders per ADS:
Earnings (loss)	$(27,460)	62,445	$(0.44)	$(1,348)	62,024	$(0.02)

The effect of our 6.5% convertible participating shares are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2003 and 2002 because they are anti-dilutive. Stock options are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2003 because they are anti-dilutive.

Note 6. Segment Reporting

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

Danka Business Systems PLC

Segmented Statement of Operations for the three and six months ended September 30, 2003 and 2002

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Revenues
United States	$159,089	$187,454	$323,559	$375,494
Europe	133,971	126,440	272,772	253,128
International	29,903	29,856	60,416	62,189
Other (1)	—	—	—	—

Total Revenues	$322,963	$343,750	$656,747	$690,811

Gross Profit
United States	$66,658	$76,696	$132,909	$159,693
Europe	43,390	40,756	88,221	81,839
International	10,183	6,375	21,619	16,296
Other (1)	—	—	—	—

Total Gross Profit	$120,231	$123,827	$242,749	$257,828

Operating earnings (loss)
United States	$4,841	$8,523	$8,557	$22,557
Europe	4,448	5,524	9,873	12,961
International	(1,570)	(6,541)	(2,167)	(8,356)
Other (1)	(6,767)	1,755	(10,312)	(2,900)

Total operating earnings (loss)	$952	$9,261	$5,951	$24,262

Capital Expenditures
United States	$6,858	$5,352	$17,496	$10,513
Europe	2,666	1,765	5,323	3,655
International	2,409	1,399	3,752	2,838
Other (1)	4,344	318	4,516	435

Total Capital Expenditures	$16,277	$8,834	$31,087	$17,441

Depreciation and Amortization
United States	$7,462	$8,781	$14,107	$18,051
Europe	2,853	3,570	5,646	6,869
International	2,083	2,179	4,274	4,102
Other (1)	261	49	669	99

Total Depreciation and Amortization	$12,659	$14,579	$24,696	$29,121

(In thousands)			As of September 30, 2003	As of March 31, 2003
Assets
United States			$310,254	$305,284
Europe			441,054	429,685
International			64,210	57,495
Other (2)			163,372	189,156

Total Assets			$978,890	$981,620

Long-lived Assets (3)
United States			$152,358	$133,511
Europe			200,812	178,394
International			17,948	15,041
Other (2)			8,091	38,454

Total Long-lived Assets (3)			$379,209	$365,400

(1)	Other includes corporate expenses, restructuring charges (credits), foreign exchange gains/losses and corporate assets.
(2)	Other includes corporate assets and deferred tax assets.
(3)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and noncompete agreements, all of which are net of their related depreciation and amortization. For fiscal year 2004, goodwill has been allocated pursuant to footnote 2.

Note 7. Debt

Debt consisted of the following at September 30, 2003 and March 31, 2003:

(In thousands)	September 30, 2003	March 31, 2003

10% subordinated notes due April 2008	$64,520	$64,520
Credit facility interest at LIBOR plus an applicable margin – see below	—	112,889
Zero coupon senior subordinated notes due April 2004	—	47,594
11% senior notes due June 2010	175,000	—
Various notes payable bearing interest from prime to 12.0%
maturing principally over the next 5 years	9,599	7,852

Total long-term debt and notes payable	249,119	232,855
Less unamortized discount	3,997	—

Total long-term debt and notes payable less unamortized discount	245,122	232,855
Less current maturities of long-term debt and notes payable	4,034	58,443

Long-term debt and notes payable, less current maturities	$241,088	$174,412

We have outstanding $64.5 million in principal amount of 10% subordinated notes due April 1, 2008 which have interest payable every six months on April 1 and October 1.

On June 14, 2002, we entered into an amended and restated credit facility, or our old credit facility, with our then-existing senior bank lenders to provide us with financing through March 31, 2006. The entire balance of the old credit facility was repaid on July 1, 2003 upon the issuance of our senior notes. The interest rate for each interest period, as defined in the old credit facility, was LIBOR plus 8.25%.

We paid $11.2 million in bank fees and $6.6 million in third party fees in our 2002 fiscal year relating to the old credit facility. We also paid $20.4 million in bank fees related to the old credit facility during fiscal year 2003. In June 2003, we paid our banks $1.7 million as our commitment fee under the old credit facility which was equal to 1.0% of the total commitments on June 30, 2003. These fees were being amortized over the term of the old credit facility and at June 30, 2003, we had $20.6 million of unamortized debt issuance costs, anniversary fees and amendment fees. These fees were charged to earnings in the quarter ended September 30, 2003 as the related debt was paid off in full.

On July 1, 2003, we repaid our then-existing credit facility with the net proceeds from the offering of $175 million aggregate principal amount of our senior notes that were sold at a price of 97.6% of the aggregate principal amount, generating a $4.1 million discount. On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon senior subordinated notes due April 1, 2004 specifying a redemption price of par value of the zero coupon notes. We redeemed all of the outstanding zero coupon notes on August 18, 2003.

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

We incurred $8.5 million in debt issuance costs in fiscal year 2004 relating to the senior notes. We are amortizing these costs over the term of the senior notes. The $4.1 million discount related to the senior notes is being amortized to interest expense using the effective interest method over the life of the related debt.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. Subject to borrowing base and availability reserve criteria, the total amount of indebtedness that we will be able to incur under the new credit facility will be $50.0 million. In addition, under the terms of the new credit facility, extensions of credit to the borrowers will be further limited to the lesser of the commitment and the borrowing base, in each case subject to an availability reserve equal to $20.0 million. Accordingly, unless the lenders otherwise agree, at no time can credit available under the new credit facility exceed $30.0 million. As of September 30, 2003, we had no borrowings under the new credit facility.

The new credit facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The applicable interest rate margin on loans for which interest is calculated by reference to the base or prime rate, or base rate loans, will range from 0% to 0.50% per annum, and the applicable interest rate margin on loans for which interest is calculated by reference to the LIBOR rate, or LIBOR rate loans, will range from 1.75% to 2.50% per annum, in each case based on average adjusted availability, or availability under the new credit facility plus cash.

The obligations under the new credit facility are guaranteed by Danka Business Systems PLC and its subsidiaries that are guarantors of the senior notes. The new credit facility is secured by a first priority lien on and security interest in substantially all of the assets of Danka Holding Company and Danka Office Imaging Company, the borrowers under the new credit facility, and the new credit facility guarantors organized in the United States and by a pledge of the capital stock of such guarantors.

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

As of September 30, 2003, we had approximately $14.1 million in letters of credit outstanding. In connection with the issuance of the senior notes and the establishment of the new credit facility, we were required to post $14.8 million in cash collateral with Bank of America to secure such letters of credit under the new credit facility. The $14.8 million of cash collateral is included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets as of September 30, 2003. We are attempting to release some of this cash by securing such letters of credit by other means, including a pledge of some of our foreign assets.

Note 8. 6.50% Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares of Danka Business Systems PLC for $218.0 million. The net proceeds of the share subscription totaled approximately $204.6 million, after deducting transaction expenses.

The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and will be paid in the form of additional participating shares through December 2004. At that time, we will be obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which would include our new credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of September 30, 2003, the participating shares have voting rights on an as converted basis, currently corresponding to approximately 26.4% of the total voting power of our capital stock, which includes an additional 58,097 participating shares in satisfaction of the payment-in-kind dividends.

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

Year	Percentage of liquidation return
2003 – 2004	103.250%
2004 – 2005	102.167%
2005 – 2006	101.083%
2006 and thereafter	100.000%

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

In the event of liquidation of Danka, participating shareholders will be entitled to receive a distribution equal to the greater of (a) the liquidation return per share (initially $1,000 and subject to upward adjustment on certain default events by us) plus any accumulated and unpaid dividends accumulating from the most recent dividend date or (b) the amount that would have been payable on each participating share if it had been converted into ordinary shares if the market value of those shares exceed the liquidation value of the participating shares.

Note 9. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, we issued our 11% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our U.S. subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). The Subsidiary Guarantors generated 64.3% of our total revenue in fiscal year 2004 and represented 74.2% of our total assets as of September 30, 2003.

	Supplemental Consolidating Statement of Operations For the Three Months Ended September 30, 2003
Unaudited	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$81,912	$33,311	$—	$115,223
Retail service	—	104,939	50,361	—	155,300
Retail supplies and rentals	—	23,058	7,267	—	30,325
Wholesale	—	—	22,115	—	22,115

Total revenue	—	209,909	113,054	—	322,963

Costs and operating expenses:
Cost of retail equipment sales	—	52,581	21,098	—	73,679
Retail service costs	—	60,314	31,634	—	91,948
Retail supplies and rental costs	—	14,236	4,762	—	18,998
Wholesale costs of revenue	—	—	18,107	—	18,107
Selling, general and administrative expenses	1,065	84,601	33,461	—	119,127
Restructuring charges (credits)	—	—	—	—	—
Equity (income) loss	9,346	—	—	(9,346)	—
Other (income) expense	(18,887)	(7,226)	5,824	20,441	152

Total costs and operating expenses	(8,476)	204,506	114,886	11,095	322,011

Operating earnings (loss)	8,476	5,403	(1,832)	(11,095)	952
Interest expense	(27,210)	(728)	(15,548)	35,417	(8,069)
Interest income	15,553	(414)	154	(14,976)	317
Writeoff of debt issuance costs	(20,562)	—	—	—	(20,562)

Earnings (loss) before income taxes	(23,743)	4,261	(17,226)	9,346	(27,362)
Provision (benefit) for income taxes	(6,484)	(6,860)	3,241	—	(10,103)

Net earnings (loss)	$(17,259)	$11,121	$(20,467)	$9,346	$(17,259)

See page 27 for reference to (1), (2) and (3)

	Supplemental Consolidating Statement of Operations For the Three Months Ended September 30, 2002
Unaudited	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$89,185	$28,878	$—	$118,063
Retail service	—	121,860	50,824	—	172,684
Retail supplies and rentals	—	25,291	9,186	—	34,477
Wholesale	—	—	18,526	—	18,526

Total revenue	—	236,336	107,414	—	343,750

Costs and operating expenses:
Cost of retail equipment sales	—	60,181	19,352	—	79,533
Retail service costs	—	70,697	34,456	—	105,153
Retail supplies and rental costs	—	16,107	4,416	—	20,523
Wholesale costs of revenue	—	—	14,714	—	14,714
Selling, general and administrative expenses	1,123	86,956	30,109	—	118,188
Restructuring charges (credits)	—	—	(555)	—	(555)
Equity (income) loss	4,504	—	—	(4,504)	—
Other (income) expense	(3,385)	5,007	746	(5,434)	(3,067)

Total costs and operating expenses	2,242	238,948	103,237	(9,938)	334,489

Operating earnings (loss) from continuing operations	(2,242)	(2,612)	4,176	9,938	9,261
Interest expense	(6,864)	3,061	(15,385)	12,307	(6,881)
Interest income	13,500	(1,231)	57	(12,306)	20
Write-off of debt issuance costs	—	—	—	—	—

Earnings (loss) before income taxes	4,394	(781)	(11,152)	9,939	2,400
Provision (benefit) for income taxes	2,638	(816)	(1,179)	1	644

Net (loss) earnings	$1,756	$35	$(9,973)	$9,938	$1,756

See page 27 for reference to (1), (2) and (3)

	Supplemental Consolidating Statement of Operations For the Six Months Ended September 30, 2003
Unaudited	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$160,253	$67,748	$—	$228,001
Retail service	—	215,217	106,006	—	321,223
Retail supplies and rentals	—	46,942	15,222	—	62,164
Wholesale	—	—	45,359	—	45,359

Total revenue	—	422,412	234,335	—	656,747

Costs and operating expenses:
Cost of retail equipment sales	—	107,905	43,982	—	151,887
Retail service costs	—	121,978	66,425	—	188,403
Retail supplies and rental costs	—	27,827	9,181	—	37,008
Wholesale costs of revenue	—	—	36,700	—	36,700
Selling, general and administrative expenses	2,066	167,573	67,963	—	237,602
Restructuring charges (credits)	—	—	(594)	—	(594)
Equity (income) loss	18,733	—	—	(18,733)	—
Other (income) expense	(31,118)	(7,074)	17,541	20,441	(210)

Total costs and operating expenses	(10,319)	418,209	241,198	1,708	650,796

Operating earnings (loss)	10,319	4,203	(6,863)	(1,708)	5,951
Interest expense	(36,147)	(1,150)	(31,582)	51,057	(17,822)
Interest income	30,616	315	234	(30,616)	549
Writeoff of debt issuance costs	(20,562)	—	—	—	(20,562)

Earnings (loss) before income taxes	(15,774)	3,368	(38,211)	18,733	(31,884)
Provision (benefit) for income taxes	2,281	(10,308)	(5,802)	—	(13,829)

Net earnings (loss)	$(18,055)	$13,676	$(32,409)	$18,733	$(18,055)

See page 27 for reference to (1), (2) and (3)

	Supplemental Consolidating Statement of Operations For the Six Months Ended September 30, 2002
Unaudited	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$170,801	$57,344	$—	$228,145
Retail service	—	249,771	102,103	—	351,874
Retail supplies and rentals	—	52,743	18,786	—	71,529
Wholesale	—	—	39,263	—	39,263

Total revenue	—	473,315	217,496	—	690,811

Costs and operating expenses:
Cost of retail equipment sales	—	111,630	39,067	—	150,697
Retail service costs	—	141,533	67,622	—	209,155
Retail supplies and rental costs	—	33,406	8,069	—	41,475
Wholesale costs of revenue	—	—	31,656	—	31,656
Selling, general and administrative expenses	2,182	176,104	59,431	—	237,717
Restructuring charges (credits)	—	—	(555)	—	(555)
Equity (income) loss	1,864	—	—	(1,864)	—
Other (income) expense	(15,227)	(12,007)	29,072	(5,434)	(3,596)

Total costs and operating expenses	(11,181)	450,666	234,362	(7,298)	666,549

Operating earnings (loss) from continuing operations	11,181	22,649	(16,866)	7,298	24,262
Interest expense	(13,642)	2,722	(30,482)	27,099	(14,303)
Interest income	27,098	225	95	(27,098)	320
Write-off of debt issuance costs	—	—	—	—	—

Earnings (loss) before income taxes	24,637	25,597	(47,254)	7,299	10,279
Provision (benefit) for income taxes	17,129	261	(14,619)	—	2,771

Net (loss) earnings	7,508	25,336	(32,635)	(7,299)	7,508

See page 27 for reference to (1), (2) and (3)

	Supplemental Consolidating Balance Sheet Information Supplemental Condensed Consolidating Balance Sheet Information September 30, 2003
Unaudited	Parent Company (1)	Subsidiary Guarantors (2)	Non- Guarantors (3)	Eliminations	Consolidated Total
Assets
	$000	$000	$000	$000	$000
Current assets:
Cash and cash equivalents	$50,372	$27,597	$20,331	$—	$98,300
Accounts receivable, net	—	129,445	106,465	—	235,910
Inventories	—	57,002	49,617	—	106,619
Prepaid expenses, deferred income taxes and other current assets	1,415	25,855	8,406	—	35,676

Total current assets	51,787	239,899	184,819	—	476,505

Equipment on operating leases, net	—	19,919	15,210	—	35,129
Property and equipment, net	18	68,912	7,440	—	76,370
Goodwill, net	—	139,434	127,558	—	266,992
Non-compete agreements, net	—	718	—	—	718
Investment in subsidiaries	92,390	150,693	1,921,842	(2,164,925)	—
Deferred income taxes	—	90,819	—	—	90,819
Other assets	9,453	16,231	6,673	—	32,357

Total assets	$153,648	$726,625	$2,263,542	$(2,164,925)	$978,890

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,699	$2,335	$—	$4,034
Accounts payable	226	81,401	43,854	—	125,481
Accrued expenses and other current liabilities	9,543	58,603	32,394	—	100,540
Taxes payable	(180)	50,190	64,870	—	114,880
Deferred revenue	—	21,847	20,484	—	42,331
Due to/(from) affiliate	(414,745)	(524,125)	942,915	(4,045)	—

Total current liabilities	(405,156)	(310,385)	1,106,852	(4,045)	387,266

Long-term debt and notes payables, less current maturities	239,520	3,469	(1,901)	—	241,088

Deferred income taxes and other long-term liabilities	—	13,328	17,924	—	31,252

Total liabilities	(165,636)	(293,588)	1,122,875	(4,045)	659,606

6.5% convertible participating shares	267,715	—	—	—	267,715

Shareholders’ equity:
Ordinary shares, 1.25 pence stated value	5,176	1,133,607	292,362	(1,425,969)	5,176
Additional paid-in capital	327,586	26,753	440,205	(466,958)	327,586
Retained earnings (accumulated deficit)	(217,389)	(155,662)	688,203	(532,541)	(217,389)
Accumulated other comprehensive (loss) income	(63,804)	15,515	(280,103)	264,588	(63,804)

Total shareholders' equity	51,569	1,020,213	1,140,667	(2,160,880)	51,569

Total liabilities & shareholders' equity (deficit)	$153,648	$726,625	$2,263,542	$(2,164,925)	$978,890

See page 17 for reference to (1), (2) and (3)

	Supplemental Condensed Consolidating Balance Sheet Information March 31, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
Assets	$000	$000	$000	$000	$000
Current assets:
Cash and cash equivalents	$42,709	$9,020	$29,764	$—	$81,493
Accounts receivable, net	—	114,563	142,766	—	257,329
Inventories	—	51,770	59,701	—	111,471
Prepaid expenses, deferred income taxes and other current assets	19,262	21,802	4,815	—	45,879

Total current assets	61,971	197,155	237,046	—	496,172

Equipment on operating leases, net	—	21,363	18,466	—	39,829
Property and equipment, net	—	55,279	12,503	—	67,782
Goodwill, net	—	93,541	163,449	—	256,990
Non-compete agreements, net	—	799	—	—	799
Investment in subsidiaries	89,039	283	522,943	(612,265)	—
Deferred income taxes	—	78,458	22	—	78,480
Other assets	8,784	13,583	19,201	—	41,568

Total assets	$159,794	$460,461	$973,630	$(612,265)	$981,620

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$56,071	$2,372	$—	$—	$58,443
Accounts payable	253	81,728	58,226	—	140,207
Accrued expenses and other current liabilities	(3,909)	53,391	52,267	—	101,749
Taxes payable	—	35,301	77,010	—	112,311
Deferred revenue	—	14,010	26,618	—	40,628
Due to/(from) affiliate	(385,639)	138,792	250,892	(4,045)	—

Total current liabilities	(333,224)	325,594	465,013	(4,045)	453,338
Due to/(from) affiliates—long-term	—	200,000	(200,000)	—	—

Long-term debt and notes payables, less current maturities	168,932	691	4,789	—	174,412

Deferred income taxes and other long-term liabilities	1	7,867	21,918	(1)	29,785

Total liabilities	(164,291)	534,152	291,720	(4,046)	657,535

6.5% convertible participating shares	258,376	—	—	—	258,376

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,176	258	608,999	(609,257)	5,167
Additional paid-in capital	327,173	306,644	(97,145)	(209,499)	327,173
Retained earnings (accumulated deficit)	(189,995)	(380,593)	438,185	(57,592)	(189,995)
Accumulated other comprehensive (loss) income	(73,636)	—	(268,129)	268,129	(76,636)

Total shareholders’ equity (deficit)	65,709	(73,691)	681,910	(608,219)	65,709

Total liabilities & shareholders’ equity (deficit)	$159,794	$460,461	$973,630	$(612,265)	$981,620

See page 27 for reference to (1), (2) and (3)

	Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2003
Unaudited	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$4,184	$33,476	$6,292	$—	$43,952
Investing activities
Capital expenditures	—	(22,667)	(8,420)	—	(31,087)
Proceeds from the sale of property and equipment	—	253	449	—	702

Net cash provided by (used in) investing activities	—	(22,414)	(7,971)	—	(30,385)

Financing activities
Net (payment) borrowing of debt	14,246	2,049	(4,299)	—	11,996
Payment of debt issue costs	(10,767)				(10,767)

Net cash provided by (used in) financing activities	3,479	2,049	(4,299)	—	1,229

Effect of exchange rates	—	588	1,423	—	2,011

Net increase (decrease) in cash and cash equivalents	7,663	13,699	(4,555)	—	16,807
Cash and cash equivalents, beginning of period	42,709	13,898	24,886	—	81,493

Cash and cash equivalents, end of period	$50,372	$27,597	$20,331	$—	$98,300

	Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2002
Unaudited	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$68,261	$(5,540)	$4,865	$—	$67,586
Investing activities
Capital expenditures	—	(12,067)	(5,374)	—	(17,441)
Proceeds from the sale of property and equipment	—	159	75	—	234

Net cash provided by (used in) investing activities	—	(11,908)	(5,299)	—	(17,207)

Financing activities
Net (payment) borrowing of debt	(65,391)	(1,457)	(334)	—	(67,182)
Payment of debt issue costs	(6,938)	—	—	—	(6,938)

Net cash provided by (used in) financing activities	(72,329)	(1,457)	(334)	—	(74,120)

Effect of exchange rates	3,035	75	(1,017)	—	2,093

Net increase (decrease) in cash and cash equivalents	(1,033)	(18,829)	(1,786)	—	(21,648)
Cash and cash equivalents, beginning of period	8,420	26,299	24,751	—	59,470

Cash and cash equivalents, end of period	$7,387	$7,470	$22,965	$—	$37,822

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:
•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of our Australian Subsidiaries;
•	Danka Business Finance Ltd., Danka Canada Inc. and Kalmara Inc., representing all of our Canadian subsidiaries;
•	Dankalux S.à r.L., a Luxembourg subsidiary;
•	Danka UK Plc, our primary UK operating subsidiary, and Danka Services International Ltd., a UK subsidiary; and
•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our U.S. Subsidiaries other than certain dormant entities.

Subsidiary guarantors for fiscal year 2002 and fiscal year 2001 includes the results of our New Zealand subsidiary which was sold during fiscal 2002

(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our mission is to deliver value to clients worldwide by using our expert technical and professional services to implement effective document information solutions. We enable choice, convenience, and continuity. Our vision is to empower our customers to benefit fully from the convergence of image and document technologies in a connected environment. This approach will strengthen our client relationships and expand Danka’s strategic value.

Our strategy to accomplish our mission is to:

•	enhance customer relationships;
•	grow revenues by providing value-added and cost-driven solutions;
•	reengineer processes and systems;
•	maximize free cash flow generation and reduce net debt; and
•	develop an efficient and productive organization.

Based on revenue, we are the second largest independent provider of office imaging equipment, document solutions and related services and supplies in the United States and the largest independent provider of such products and services in Europe. We offer a wide range of state of the art office imaging products, peripherals and solutions that primarily include digital and color copiers, digital and color MFPs, facsimile machines and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales.

We currently operate in 24 countries, however we have decided to exit certain Eastern European countries during this fiscal year. Our reportable segments are the United States, Europe and International Our International segment includes operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of these businesses in those countries in light of uncertain conditions. Should we decide to downsize or exit any of these businesses, we could incur costs in respect of severance and closure of facilities and we may also be required to recognize cumulative translation losses that would reduce our earnings, all or any of which may be material.

Critical Accounting Policies and Estimates

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require technical terminology. We follow accounting principles generally accepted in the United States in preparing our consolidated financial statements contained elsewhere herein, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Our management continually reviews our accounting policies, how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our critical accounting policies and how they are applied in the preparation of our financial statements.

Allowances for Accounts Receivable— We provide allowances on our accounts receivable for estimated losses. Our estimates are based upon the aging of our receivable accounts and expected write-offs due to billing adjustments to our customers. If the financial condition of any of our customers were to deteriorate and result in the impairment of their ability to make payments to us, additional allowances may be required. The collectibility of government receivables are evaluated on a country by country basis. For the six months ended September 30, 2003, retail service revenue in the U.S. was reduced by $2.5 million for estimated billing adjustments to our customers. The following table summarizes our net accounts receivable.

	As of
(In thousands)	September 30, 2003	March 31, 2003
Accounts Receivable	$278,019	$298,739
Allowance for Accounts Receivable	(42,109)	(41,410)

Net Accounts Receivable	$235,910	$257,329

Allowance for Accounts Receivable as a % of Total	15.1%	13.9%

Inventories—We acquire inventory based on our projections of future demand and market conditions. Any unexpected decline in demand and/or rapid product improvements or technological changes may cause us to have excess and/or obsolete inventories. The transition of our industry from analog to digital photocopiers has resulted in the obsolescence of some of our retail equipment, supplies and parts. Additional obsolescence could occur for some of our remaining retail equipment, supplies and parts, particularly as it relates to our Kodak installed base, which is primarily analog. We have taken reserves against these items in current and prior periods. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than our forecasts due, in part, to a greater acceleration within the industry to digital office imaging equipment, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and our ability to return to vendors a certain percentage of our purchases.

Revenue Recognition—Retail equipment and related sales are recognized upon acceptance of delivery by the customer and, in the case of equipment sales financed by third party finance or leasing companies, at the time of credit acceptance by the finance or leasing company, if later. However, for the sale of certain digital equipment that requires comprehensive setup by us before it can be used by a customer, such as a Heidelberg 9110/9150 or equivalent type of equipment, revenue is recognized upon acceptance of delivery and installation by the customer. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon usage by the customer.

Rental operating lease income is recognized as earned over the lease term. Maintenance contract service revenues, net of billing adjustments, are recognized ratably over the term of the underlying maintenance contracts. Under the terms of the maintenance service contract, the customer is billed a flat periodic charge and/or a usage-based fee. Revenues related to these contracts are recognized as billed except for those contracts that provide for invoicing in arrears. Revenue on contracts billed in arrears is accrued and recognized in the period in which it is earned. Deferred revenue generally consists of unearned maintenance contract revenue that is recognized using the straight-line method over the life of the related contract, generally three to twelve months.

Residual Values—We perform an annual review of the unguaranteed residual values of leased equipment to verify that the recorded residual values do not exceed market valuations. If the residual value is below the market value, a reserve is charged to cost of goods sold. No residual value is recorded for used equipment.

Deferred Income Taxes— As part of the process of preparing our consolidated financial statements, we have to estimate our income and corporation taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

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

At September 30, 2003 and March 31, 2003, we had deferred tax assets in excess of deferred tax liabilities of $135.6 million and $123.2 million respectively. Management determined that it is more likely than not that $101.7 million and $89.3 million, respectively, of such net assets will be realized, resulting in a valuation allowance of $33.9 million and $33.9 million, respectively.

Approximately $249 million of future U.S. taxable income and approximately $36 million of future United Kingdom taxable income is ultimately needed to realize the net deferred tax assets at September 30, 2003. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, loss of market share, delays in product availability or technological obsolescence.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—As described in Note 2 to the accompanying consolidated financial statements, we review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their estimated useful lives.

We performed our annual impairment test as of December 31, 2002, under the requirements of Statement of Financial Accounting Standards No., or SFAS 142, which resulted in no adjustment for impairment.

We had goodwill of $267.0 million as of September 30, 2003. If it was determined under SFAS 142 that our goodwill was impaired, we would be required to write-down the value of such goodwill in amounts that could be material.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Retail equipment and related sales	35.7%	34.3%	34.7%	33.0%
Retail service	48.1	50.2	48.9	50.9
Retail supplies and rentals	9.4	10.0	9.5	10.4
Wholesale	6.8	5.5	6.9	5.7

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	62.8	64.0	63.0	62.7

Gross profit	37.2	36.0	37.0	37.3

Selling, general and administrative expenses	36.9	34.4	36.2	34.4
Amortization of intangible assets	—	0.1	—	—
Restructuring charges (credits)	—	(0.2)	(0.1)	(0.1)
Other (income) expense	(0.1)	(1.0)	—	(0.6)

Operating earnings (loss)	0.4	2.7	0.9	3.6
Interest expense	(2.5)	(2.0)	(2.7)	(2.1)
Interest income	0.1	—	0.1	—
Writeoff of debt issuance costs	(6.4)	—	(3.1)	—

Earnings (loss) before income taxes	(8.4)	0.7	(4.8)	1.5
Provision (benefit) for income taxes	(3.1)	0.2	(2.1)	0.4

Net Earnings (loss)	(5.3)	0.5	(2.7)	1.1

Note: Certain prior year amounts have been reclassified to conform to the current year presentation.

The following table sets forth for the periods indicated the percentage of revenue change from the prior year:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002
Retail equipment and related sales	-2.4%	-10.6%	-0.1%	-13.9%
Retail service	-10.1	-12.3	-8.7	-11.5
Retail supplies and rentals	-12.0	-2.5	-13.1	-12.9
Wholesale	19.4	9.1	15.5	3.2

Total revenue	-6.0	-9.9	-4.9	-11.8

The following table sets forth fo the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended September 30,		For the Six Months Ended Septemberd 30,
	2003	2002	2003	2002
Retail equipment and related sales	36.1%	32.6%	33.4%	33.9%
Retail service	40.8	39.1	41.3	40.6
Retail supplies and rentals	37.4	40.5	40.5	42.0
Wholesale	18.1	20.6	19.1	19.4

Total revenue	37.2	36.0	37.0	37.3

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures and depreciation-amortization for each of our operating segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands)	2003	2002	2003	2002
Revenues
United States	$159,089	$187,454	$323,559	$375,494
Europe	133,971	126,440	272,772	253,128
International	29,903	29,856	60,416	62,189
Other (1)	—	—	—	—

Total Revenues	$322,963	$343,750	$656,747	$690,811

Gross Profit
United States	$66,658	$76,696	$132,909	$159,693
Europe	43,390	40,756	88,221	81,839
International	10,183	6,375	21,619	16,296
Other (1)	—	—	—	—

Total Gross Profit	$120,231	$123,827	$242,749	$257,828

Operating earnings (loss)
United States	$4,841	$8,523	$8,557	$22,557
Europe	4,448	5,524	9,873	12,961
International	(1,570)	(6,541)	(2,167)	(8,356)
Other (1)	(6,767)	1,755	(10,312)	(2,900)

Total operating earnings (loss)	$952	$9,261	$5,951	$24,262

Capital Expenditures
United States	$6,858	$5,352	$17,496	$10,513
Europe	2,666	1,765	5,323	3,655
International	2,409	1,399	3,752	2,838
Other (1)	4,344	318	4,516	435

Total Capital Expenditures	$16,277	$8,834	$31,087	$17,441

Depreciation and Amortization
United States	$7,462	$8,781	$14,107	$18,051
Europe	2,853	3,570	5,646	6,869
International	2,083	2,179	4,274	4,102
Other (1)	261	49	669	99

Total Depreciation and Amortization	$12,659	$14,579	$24,696	$29,121

(1)	Other includes corporate expenses, restructuring charges (credits), foreign exchange gains/losses and corporate assets.

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) margin percentages for each of our operating segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002
Gross profit margin
United States	41.9%	40.9%	41.1%	42.5%
Europe	32.4	32.2	32.3	32.3
International	34.1	21.4	35.8	26.2

Operating earnings (loss) margin
United States	3.0%	4.5%	2.6%	6.0%
Europe	3.3	4.4	3.6	5.1
International	-5.3%	-21.9	-3.6%	-13.4

The following table sets forth for the periods indicated the percentage of revenue change for each of our operating segments:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002
United States	-15.1%	-12.3%	-13.8%	-15.0%
Europe	6.0	-3.4	7.8	-6.5
International	0.2	-16.6	-2.9	-17.1

Total revenue	-6.0	-9.9	-4.9	-11.8

Three Months Ended September 30, 2003 compared to the Three Months Ended September 30, 2002

Revenue

Total revenue for the second quarter of fiscal 2004 declined by $20.8 million or 6.0% to $323.0 million from $343.8 million in the year-ago quarter with the United States segment down 15.1%, the European segment up 6.0% and the International segment up 0.2%. During the second quarter of fiscal year 2004, 49.2% of our revenue was generated by our United States segment, 41.5% by our European segment and 9.3% by our International segment. Our total revenue in the current year second quarter was impacted by a $17.5 million foreign currency benefit of which Europe contributed $14.3 million and International contributed $3.2 million. Absent the foreign currency benefit, Europe’s and International’s total revenues for the quarter would have decreased by 5.3% and 10.7%, respectively.

Retail equipment sales decreased by $2.8 million or 2.4% to $115.2 million with the United States segment down 12.1%, the European segment up 14.1% and the International segment up 0.2%. This overall decrease was primarily due to decreased revenues in the U.S. segment offset, in part, by increases in the European and International segments and a $5.9 million foreign currency benefit. Absent the foreign currency benefit, Europe’s retail equipment sales for the quarter would have increased by 2.6% while International’s would have decreased by 13.0%.

Retail service revenue declined by $17.4 million or 10.1% to $155.3 million with the United States segment down 15.3%, the European segment down 1.4% and the International segment down 8.8%. This decrease was due to the continuing industry-wide conversion from analog-to-digital equipment and a $1.3 million charge for U.S. billing adjustments, which was partially offset by a $7.4 million foreign currency benefit. Absent the foreign currency benefit, Europe’s and International’s retail service revenue for the quarter would have decreased by 12.0% and 18.1%, respectively.

Retail supplies and rental revenues declined by $4.2 million or 12.0% to $30.3 million with the United States segment down 26.0%, the European segment down 6.6% and the International segment up 14.4%. These decreases were primarily due to the past downsizing of the capital intensive U.S. and European rental business. This net decrease was partially offset by a $1.4 million foreign currency benefit. Absent the foreign currency benefit, Europe’s retail supplies and rentals revenue for the quarter would have decreased by 13.9% while International’s would have increased by 4.9%.

Wholesale revenue for the second quarter of fiscal 2004 increased by $3.6 million or 19.4% to $22.1 million, primarily due to a $2.7 million foreign currency benefit and increased sales activity as Europe showed increased business activity.

Gross Profit

Our total gross profit margin increased to 37.2% in the second quarter ended September 30, 2003 from 36.0% in the year-ago quarter. The increase in our profit margin is primarily due to a shift in the mix of our sales toward higher margin equipment sales, increased margins for our service activity and a foreign currency benefit of $5.8 million offset, in part, by a decrease in U.S. equipment leasing income of approximately $3.3 million related to lease and residual equipment payments from a diminishing external lease funding program. The gross profit margin for the United States segment increased to 41.9% from 40.9%, while the European segment increased slightly to 32.4% from 32.2% and the International segment increased to 34.1% from 21.4%. The total International gross profit percentage for the year-ago period was adversely affected by a $3.4 million charge that consisted primarily of inventory and residual write-downs in Canada.

The retail equipment margin increased to 36.1% in the second quarter from 32.6% in the year-ago quarter, primarily due to the shift in the mix of our sales toward higher margin equipment sales and the non-recurrence of a $1.9 million write-down of retail equipment inventory in our International segment in the year-ago period offset in part by lower leasing income in the United States. Retail service margins increased to 40.8% in the second quarter from 39.1% in the year-ago quarter primarily due to favorability in the European and International segments and due to the non-recurrence of a $0.9 million write-down of parts and supply inventory in our International segment in the year-ago period. Retail supplies and rental margins decreased to 37.4% in the second quarter from 40.5% in the year-ago quarter due to unfavorability in our European and International segments. Wholesale margins decreased to 18.1% in the second quarter from 20.6% in the year-ago quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the second quarter of fiscal 2004 increased by $0.9 million or 0.8% to $119.1 million from $118.2 million in the year-ago quarter due to a foreign currency movement of $4.8 million. As a percentage of total revenue, SG&A expenses increased to 36.9% from 34.4% due to increased facility costs related to the new corporate headquarters building, additional depreciation as the result of increased capital spending for Vision 21 and increased fringe benefits, offset in part, by lower professional fees due to the completion of the Oracle ERP system. SG&A expenses increased slightly in the second quarter as compared to the year-ago quarter primarily due to the previously mentioned issues offset, in part, by lower employee costs resulting from a reduction in commissions and bonuses.

Other (Income) Expense

Other expense was $0.2 million for the second quarter of fiscal 2004 compared to other income of $3.1 million in the year-ago quarter. Other expense included a foreign currency loss of $0.1 million for the current quarter and other income included a foreign currency gain of $4.2 million for the year-ago quarter.

Operating Earnings (Loss)

For the second quarter of fiscal 2004, operating earnings decreased by $8.3 million to $1.0 million from earnings of $9.3 million in the year-ago quarter.

Interest Expense and Interest Income

Interest expense increased by $1.2 million to $8.1 million for the second quarter of fiscal 2004 from $6.9 million in the year-ago quarter. The increase was due to higher interest rates that were the result of the recent debt refinancing and a higher level of indebtedness. Interest income increased by $0.3 million from the year-ago quarter due to higher cash balances.

Writeoff of Debt Issue Costs

In the second quarter of fiscal 2004, we wrote-off $20.6 million of debt issuance costs relating to the early repayment of our old credit facility.

Income Taxes

We recorded an income tax benefit of $10.1 million for the second quarter of fiscal 2004 compared to a $0.6 million income tax provision for the year-ago quarter. The combined effective income tax rate was 36.9% for the current quarter as compared to 26.8% for the year-ago quarter. The increase in the tax rate is primarily due to a change in the mix of earnings generated in different countries in the current fiscal year.

Earnings (Loss)

For the second quarter of fiscal 2004, we generated a net loss of $17.3 million compared to net earnings of $1.8 million in the year-ago quarter. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss available to common shareholders of $0.35 per ADS in the second quarter of fiscal 2004 compared to a net loss available to common shareholders of $0.04 per ADS in the year-ago quarter.

Six Months Ended September 30, 2003 compared to the Six Months Ended September 30, 2002

Revenue

Total revenue for the first six months of fiscal 2004 declined by $34.1 million or 4.9% to $656.7 million from $690.8 million in the year-ago period with the United States segment down 13.8%, the European segment up 7.8% and the International segment down 2.9%. During the first six months of fiscal year 2004, 49.2% of our revenue was generated by our United States segment, 41.6% by our European segment and 9.2% by our International segment. Our total revenue in the first six months of the current year was impacted by a $43.8 million foreign currency benefit of which Europe contributed $38.5 million and International contributed $5.3 million. Absent the foreign currency benefit, Europe’s and International’s total revenues for the first six months would have decreased by 7.4% and 11.3%, respectively.

Retail equipment sales decreased by $0.1 million or 0.1% to $228.0 million with the United States segment down 7.1%, the European segment up 13.7% and the International segment down 4.5%. This overall decrease was primarily due to decreased revenues in the U.S. segment offset, in part, by a $14.2 million foreign currency benefit. Absent the foreign currency benefit, Europe’s and International’s retail equipment sales for the first six months would have decreased by 1.9% and 15.5%, respectively.

Retail service revenue declined by $30.7 million or 8.7% to $321.2 million with the United States segment down 15.4%, the European segment up 3.2% and the International segment down 9.8%. This decrease was due to the continuing industry-wide conversion from analog-to-digital equipment and a $2.5 million charge for billing adjustments, which was partially offset by a $19.2 million foreign currency benefit. Absent the foreign currency benefit, Europe’s and International’s retail service revenue for the first six months would have decreased by 11.4% and 17.0%, respectively.

Retail supplies and rental revenues declined by $9.4 million or 13.1% to $62.2 million with the United States segment down 28.2%, the European segment down 2.7% and the International segment up 10.9%. These decreases were primarily due to the past downsizing of the capital intensive U.S. and European rental business. These decreases were partially offset by a $3.1 million foreign currency benefit. Absent the foreign currency benefit, Europe’s retail supplies and rentals revenue for the first six months would have decreased by 13.7% while International’s would have increased by 4.8%.

Wholesale revenue for the first six months of fiscal 2004 increased by $6.1 million or 15.5% to $45.4 million due to a $7.2 million foreign currency benefit offset by decreased European sales activity.

Gross Profit

Our total gross profit margin decreased to 37.0% in the first six months ended September 30, 2003 from 37.3% in the year-ago period. The decrease in our profit margin is primarily due to a shift in the first quarter of the mix of our sales toward lower margin, large enterprise accounts in the United States, a decrease in U.S. equipment leasing income of approximately $6.9 million related to lease and residual equipment payments from a diminishing external lease funding program offset by higher margin sales of equipment in the second quarter and a $14.6 million foreign currency benefit. The gross profit margin for the United States segment decreased to 41.1% from 42.5%, while the European segment was flat at 32.3% and the International segment increased to 35.8% from 26.2%. The total and International gross profit percentage for the year-ago period was adversely affected by a $3.4 million charge that consisted primarily of inventory and residual write-downs in Canada.

The retail equipment margin decreased to 33.4% in the first six months from 33.9% in the year-ago period even after taking into account the $1.9 million write-down of inventory in our International division in the year-ago period. This decrease was primarily due to the generation of lower margin transactions in the first quarter and lower leasing income in the United States. Retail service margins increased to 41.3% in the first six months from 40.6% in the year-ago period primarily due to favorability in the European and International segments and the non-recurrence of a $0.9 million write-down of inventory in our International segment in the year-ago period. Retail supplies and rental margins decreased to 40.5% in the first six months from 42.0% in the year-ago period due to supply margin unfavorability in our European segment and rental margin unfavorability in the International segment offset in part rental margin favorability in the United States. Wholesale margins decreased to 19.1% in the first six months from 19.4% in the year-ago period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the first six months of fiscal 2004 decreased by $0.1 million to $237.6 million from $237.7 million in the year-ago period even after taking into account a foreign currency movement of $12.0 million. As a percentage of total revenue, SG&A expenses increased to 36.2% from 34.4% due to increased facility costs related to the new corporate headquarters building, additional depreciation as the result of increased capital spending for Vision 21 and increased fringe benefits, offset in part, by a reduction in professional services and lower bad debt expense. SG&A expenses decreased in the first six months as compared to the year-ago period primarily due to the previously mentioned issues and lower employee costs resulting from a reduction in commissions and bonuses.

Restructuring Charges

We reversed $0.6 million of restructuring charges for facilities and severance during the first six months of fiscal year 2004 due to employee attrition and a lower estimate of facility charges. This reversal included $0.2 million for severance within the 2002 plan, $0.3 million for facilities within the 2002 plan and $0.1 million for facilities within the 2001 plan. We reversed $0.6 million of restructuring charges for facilities and severance during the first six months of fiscal year 2003 due to employee attrition and a lower estimate of facility charges. This reversal included $0.1 million for severance/facilities within the 2002 plan, $0.3 million for facilities within the 2001 plan and $0.2 million for severance within the 1999 plan.

Other (Income) Expense

Other income decreased to $0.2 million for the first six months of fiscal 2004 from $3.6 million in the year-ago period. Other income included a foreign currency gain of $0.3 million for the current period and $4.4 million for the year-ago period.

Operating Earnings (Loss)

For the first six months of fiscal 2004, operating earnings decreased by $18.3 million to $6.0 million, compared to earnings of $24.3 million in the year-ago period.

Interest Expense and Interest Income

Interest expense increased by $3.5 million to $17.8 million for the first six months of fiscal 2004 from $14.3 million in the year-ago period. The increase was due to higher interest rates resulting from the recent debt refinancing and a higher level of indebtedness. Interest income increased by $0.2 million from the year-ago period.

Writeoff of Debt Issue Costs

In the first six months of fiscal 2004, we wrote-off $20.6 million of debt issuance costs relating to the early repayment of our old credit facility.

Income Taxes

We recorded an income tax benefit of $13.8 million for the first six months of fiscal 2004 compared to a $2.8 million income tax provision for the year-ago period. The combined effective income tax rate was 43.4% for the first six months as compared to 27.0% for the year-ago period. The increase in the tax rate is primarily due to a change in the mix of earnings generated in different countries in the current period and the reversal of $3.2 million of foreign tax accruals.

Earnings (Loss)

For the first six months of fiscal 2004, we generated a net loss of $18.1 million compared to net earnings of $7.5 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss available to common shareholders of $0.44 per ADS in the first six months of fiscal 2004 compared to a net loss available to common shareholders of $0.02 per ADS in the year-ago period.

Exchange Rates

Fluctuations in the exchange rates between the pound sterling and the United States dollar affect the pound sterling market price of our ordinary shares on the London Stock Exchange and the dollar market price of our American depositary shares.

We operate in 24 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. During the second quarter of fiscal 2004, 50.8% of our revenue was generated outside the United States with 32.9% of our revenue generated in Euro countries, 8.6% in the United Kingdom, and 9.3% in other foreign locations. We generated 45.4% of our revenue for the second quarter of fiscal 2003 outside the United States with 28.8% generated in Euro countries, 7.9% in the United Kingdom, and 8.7% in other foreign locations, including Canada, Mexico, Australia and South America.

During the first six months of fiscal 2004, approximately 50.8% of our revenue was generated outside the United States with 33.6% of our revenue generated in Euro countries, 8.0% in the United Kingdom, and 9.2% in other foreign locations. We generated 45.7% of our revenue for the first six months of fiscal 2003 outside the United States with 29.1% generated in Euro countries, 7.6% in the United Kingdom, and 9.0% in other foreign locations, including Canada, Mexico, Australia and South America.

In comparing the average exchange rates between the first six months of fiscal 2004 and the year-ago period, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 18.9% and 7.3%, respectively. The change in exchange rates positively impacted revenue by approximately $43.8 million. The strengthening of the Euro and United Kingdom pound since March 31, 2003 was the primary reason for the $12.8 million decrease in cumulative currency translation losses in shareholders’ equity for the first six months of fiscal year 2004.

Our inter-company loans are subject to fluctuations in exchanges rates between the U.S. dollar and the currencies in each of the countries in which we operate, primarily the Euro and the United Kingdom pound. Based on the outstanding balance of our inter-company loans at March 31, 2003, a change of 1% in the exchange rate for the euro and United Kingdom pound would cause a change in our foreign exchange result of approximately $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European, South American and Central American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.3 million gain in the first six months of fiscal 2004 and a $4.4 million gain in the first six months of fiscal 2003.

Liquidity and Capital Resources

Our generation and use of cash is cyclical within a quarter. We generate a significant portion of our cash toward the end of each quarter while our use of cash is more evenly spread over the quarter with a greater use of cash toward the beginning of the quarter. In the third quarter of fiscal year 2004, we will have to make interest payments of approximately $12 million.

The following summarizes our cash flows for the first six months of fiscal year 2004 and 2003 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(In Thousands)	September 30, 2003	September 30, 2002
Net cash provided by operating activities	$43,952	$67,586
Net cash used in investing activities	(30,385)	(17,207)
Net cash provided by/(used) in financing activities	1,229	(74,120)
Effect of exchange rates	2,011	2,093

Net increase/(decrease) in cash and cash equivalents	16,807	(21,648)
Cash and cash equivalents, beginning of period	81,493	59,470

Cash and cash equivalents, end of period	$98,300	$37,822

Cash provided by operations continues to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow provided by operating activities was $44.0 million and $67.6 million for the first six months of fiscal year 2004 and 2003, respectively. The $23.6 million decrease in fiscal 2004 operating cash flow was primarily due to the reduction in net income, the timing of payments to our vendors, less cash collected from our receivables and a reduction in inventory turns this year versus the prior year.

Net cash flow used in investing activities was $30.4 million and $17.2 million for the first six months of fiscal year 2004 and 2003, respectively. The increase in fiscal 2004 cash outlays from investing activities was primarily due to increased spending for property, plant and equipment related, in part, to the Vision 21 project and the new corporate headquarters.

Net cash flow provided by financing activities was $1.2 million compared to net cash flow used in financing activities of $74.1 million for the first six months of fiscal year 2004 and 2003, respectively. The change in fiscal 2004 cash provided from financing activities was due to the net proceeds generated from refinancing our debt.

The Oracle ERP implementation permits us to issue customer statements in the U.S. and more readily reconcile customer accounts. The implementation of the use of customer statements is expected to result in the reduction of certain accounts receivable or the issuance of customer refunds over the next several quarters. Such refunds are not expected to be material.

The following table sets forth our future payments for the following contractual obligations:

Contractual Obligations	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
(in 000’s)
Senior Notes	$175,000	$—	$175,000
Notes Payable	64,520	—	64,520
Capital Leases and other Long-Term Obligations	9,599	4,034	5,565

Total Contractual Obligations	$249,119	$4,034	$245,085

On June 14, 2002, we entered into an amended and restated credit facility, or our old credit facility, with our then-existing senior bank lenders to provide us with financing through March 31, 2006. The entire balance of the old credit facility was repaid on July 1, 2003 upon the issuance of our senior notes. The interest rate for each interest period, as defined in the old credit facility, was LIBOR plus 8.25%.

We paid $11.2 million in bank fees and $6.6 million in third party fees in our 2002 fiscal year relating to the old credit facility. We also paid $20.4 million in bank fees related to the old credit facility during fiscal year 2003. In June 2003, we paid our banks $1.7 million as our commitment fee under the old credit facility which was equal to 1.0% of the total commitments on June 30, 2003. These fees were being amortized over the term of the old credit facility and at June 30, 2003, we had $20.6 million of unamortized debt issuance costs, anniversary fees and amendment fees. These fees were charged to earnings in the quarter ended September 30, 2003 as the related debt was paid off in full.

On July 1, 2003, we repaid our then-existing credit facility with the net proceeds from the offering of $175 million aggregate principal amount of our senior notes that were sold at a price of 97.6% of the aggregate principal amount, generating a $4.1 million discount. On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon senior subordinated notes due April 1, 2004 specifying a redemption price of par value of the zero coupon notes. We redeemed all of the outstanding zero coupon notes on August 18, 2003.

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

We incurred $8.5 million in debt issuance costs in fiscal year 2004 relating to the senior notes. We are amortizing these costs over the term of the senior notes. The $4.1 million discount related to the senior notes is being amortized to interest expense using the effective interest method over the life of the related debt.

As of September 30, 2003, we had $14.1 million in letters of credit outstanding. In connection with the issuance of the senior notes and the establishment of the new credit facility, we were required to post 105% of the letter of credit or $14.8 million in cash collateral with Bank of America to secure such letters of credit under the new credit facility. The $14.8 million of cash collateral is included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets as of September 30, 2003. We are attempting to release some of this cash by securing such letters of credit by other means, including a pledge of some of our foreign assets.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares through December 2004. At that time, we will be obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which would include our new credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December

17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of September 30, 2003, the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 26.4% of the total voting power of our capital stock which includes an additional 58,097 participating shares in respect of payment-in-kind dividends.

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of U.S. retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the year ended March 31, 2002, we were obligated for penalty payments of approximately $0.2 million. We were not required to make any penalty payments for the year ended March 31, 2003. However, we have accrued $0.2 million in penalty payments for the six months ended September 30, 2003 since the total amount of customer leases provided to GECC have not achieved the specified minimum levels.

Our agreement with GECC requires us to maintain a consolidated net worth at or above specified levels during specified time periods, and a failure by us to maintain such consolidated networth as provided under the GECC agreement may result in a termination event under the GECC agreement.

Real Estate Operating Leases

We are contractually liable for payments under certain real estate operating leases including our former corporate headquarter facility, which contains minimum monthly lease payments of $70,000 until April 2010. We have evaluated our worldwide facility needs and determined that we have excess facility capacity under lease. While we are actively seeking to mitigate our obligations under these leases, we could incur additional liabilities or expense based upon the fair value of our obligations at the time we cease using our rights under such leases.

Market Risk Management

Interest Rate Risk

Our exposure to interest rate risk primarily relates to our new credit facility. The new credit facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The applicable interest rate margin on loans for which interest is calculated by reference to the base or prime rate, or base rate loans, will range from 0% to 0.50% per annum, and the applicable interest rate margin on loans for which interest is calculated by reference to the LIBOR rate, or LIBOR rate loans, will range from 1.75% to 2.50% per annum, in each case based on average adjusted availability, or availability under the new credit facility plus cash.

As of September 30, 2003, we did not have a balance outstanding under the new credit facility.

Currency exchange risk

We are a multinational corporation. Therefore, foreign exchange risk arises as a normal part of our business. We strive to reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our results for the first six months of fiscal year 2004 were positively impacted by a $43.8 million foreign currency movement, primarily due to the strengthening of the Euro and the United Kingdom pound against the dollar.

Generally, we do not enter into forward and option contracts to manage our exposure to foreign currency fluctuations. At September 30, 2003, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the two year period ended September 30, 2003, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Seasonality

We have experienced some seasonality in our business. Our European and Canadian operations have historically experienced lower revenue for the second quarter of our fiscal year, which is the three month period ended September 30th. This is primarily due to increased vacation time by Europeans and Canadians during July and August. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during that period.

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

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires mandatorily redeemable instruments to be classified as liabilities if they embody an obligation outside the control of the issuer and the holder to redeem the instrument by transferring cash or other assets and if the obligation is required to be redeemed at a specified or determinable date or upon an event certain to occur. We adopted the provisions of Statement 150 in the second quarter of our fiscal year 2004. Since the holders of our 6.5% convertible participating shares have the option to convert the instrument into ordinary shares, they are not currently required to be classified as a liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our new credit facility and the new senior notes that bear a fixed rate. Other than as described below, there have been no material changes to the information under Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls are effective to provide reasonable assurance that such controls and procedures record, process, summarize and report, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of March 31, 2003, we were advised by our independent public auditors of a “reportable condition” under standards established by the American Institute of Certified Public Accountants related to certain matters involving our internal control and operations. Such condition relates to continuing deficiencies in the design and operation of internal controls as they relate to our U.S. billing and issuance of credits against accounts receivable. We acknowledge this condition, which has been reported to our audit committee. With the completion of the implementation of the Oracle ERP System, we believe that we have identified and substantially improved those internal control issues that generated the reportable condition.

APPROVAL OF NON-AUDIT SERVICES

The audit committee approved KPMG Audit Plc and its affiliates to perform services regarding local statutory audits and assist in certain tax issues during the six months ended September 30, 2003.

Special Note Regarding Forward Looking Statements

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to comply with the financial or other covenants in our debt instruments; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance and unify our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any inability to achieve or maintain cost savings; (xvi) any incurrence of tax liabilities beyond our current expectations, which could adversely affect our liquidity; and (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by past or future terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xviii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings nor do we endorse any projections regarding future performance which may be made by others outside our company.

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

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Current Report on Form 8-K dated July 2, 2003 (Items 5 and 7).

Current Report on Form 8-K dated August 8, 2003 (this item 12 Current Report was furnished to the SEC on
    August 8, 2003).

Current Report on Form 8-K dated October 17, 2003 (Items 4 and 7).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC (Registrant)

Date: November 14, 2003	By:	/s/ F. Mark Wolfinger
F. Mark Wolfinger President and Chief Executive Officer Executive Vice-President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)