Form 10-Q
period 2003-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2004-02-17
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 0-20828

DANKA BUSINESS SYSTEMS PLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND & WALES	98-0052869
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

11101 ROOSEVELT BOULEVARD ST. PETERSBURG, FLORIDA 33716	AND	MASTERS HOUSE 107 HAMMERSMITH ROAD LONDON W14 0QH ENGLAND

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

The registrant had 250,585,359 Ordinary Shares outstanding as of February 2, 2003.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plan to achieve and maintain cost savings; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance and unify our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any inability to comply with the financial or other covenants in our debt instruments (xvi) any incurrence of tax liabilities beyond our current expectations, which could adversely affect our liquidity; (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by past or future terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xviii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

RISK FACTORS

Business Strategy - We believe that in order to stay competitive and generate positive earnings and cash flow, we must successfully implement the strategies discussed elsewhere in this quarterly report.

In connection with the implementation of our strategies, we have launched, and expect to continue to launch, several initiatives. However, the success of any of these initiatives may not be achieved if:

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

Profitability – We generated a net loss from continuing operations for the first nine months ended December 31, 2003 of $35.0 million compared to net earnings of $10.8 million in the year-ago period and have incurred losses in prior years. The net loss from continuing operations for the first nine months ended December 31, 2003 included a $20.6 million pre-tax write-off of debt issuance costs or $14.4 million on an after-tax basis and a $20.0 million pre-tax cost restructuring charge or $14.0 million on an after-tax basis.

We believe that our results for the first nine months of fiscal year 2004 and fiscal years 2003 and 2002 were impacted in large part by:

•	the transition in our industry from analog to digital products and the resulting lower retail equipment placements and reduced machines in field or MIF;

•	increased competition as a result of technology convergence, such as the advent of multi-function peripherals or MFPs, lower MIF, an increase in the migration of copy volume from traditional stand-alone copiers to network printers resulting in lower service and supplies revenue, and manufacturers selling on a direct basis;

•	our decision to reduce our sales force and the number of geographic locations and markets that we serve;

•	reduced new retail equipment and related sales revenue as a result of our focus on higher margin transactions;

•	lower rental revenues resulting from a reduction in the investment of our rental activities;

•	a weakening of global economic conditions which resulted in reduced or delayed capital spending by customers;

•	the delay in the implementation of and significant investment in our United States Vision 21/Oracle ERP Phase I program (which was completed in October 2003) and the ancillary costs related to the program;

•	the costs associated with the disposal of certain under-performing business units;

•	the costs to restructure our organization and

•	investments in our growth initiatives, such as Professional Services, Danka @ the Desktop and TechSource.

If we continue to incur losses in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

At December 31, 2003, we had deferred tax assets in excess of deferred tax liabilities of $139.5 million and had determined that it is more likely than not that $103.7 million of such net assets will be realized, resulting in a valuation allowance of $35.8 million. Approximately $228 million of future United States taxable income and approximately $43 million of future United Kingdom taxable income is ultimately needed to realize the net deferred tax assets at December 31, 2003. It is possible that we may have to record a non-cash write-off in future quarters of all or a portion of the deferred tax assets recorded at December 31, 2003, which could materially affect our financial condition, total shareholders’ equity and results of operations.

Restructuring of Operations – We have implemented a plan to reduce costs in order to stay competitive within our industry. This cost reduction plan involves, among other things, significant headcount reductions, the exit of certain non-strategic facility locations and the consolidation of many back-office functions into more centralized locations. If we fail to successfully implement our cost restructuring plan and achieve our other long-term cost reduction goals, then we may not reduce costs quickly enough to remain competitive within our industry, may lose valuable institutional knowledge and incur a breakdown in our business and operational functions, including certain critical back-office operations, any of which could result in negative consequences to our customer service and operating results.

Economic Downturn - The profitability of our business is susceptible to downturns in the global economy. Overall demand for our products and services and their profit margins may decline as a direct result of an economic recession, inflation, interest rates or governmental fiscal policy. As a result, our customers may reduce or delay capital expenditures for our products and services.

Competition - The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support and lease and rental financing. In addition, our equipment suppliers continue to establish themselves as direct competitors in many of the areas in which we do business.

As our suppliers develop new products, there is no guarantee that they will permit us to distribute such products or that such products will meet our customer’s needs and demands. Furthermore, some of our principal competitors design and manufacture new technology, which may give them a competitive advantage over us.

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

Technological Changes – The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry continues to change from analog to digital copiers, MFPs and printers. Most of our digital products replace analog products. Digital copiers and MFPs are more efficient than analog copiers, meaning that our customers may require fewer of them to provide the same level of output. Digital copiers and MFPs are also increasingly more reliable than analog copiers and require less maintenance. This has contributed, in part, to a decline in our service contract revenue, which has traditionally formed a significant portion of our revenues. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete.

Another industry change that has been fueled by technological changes, such as the advent of e-mail and the Internet, is the migration of copy volume from traditional stand-alone copiers to network printers as end users print distributed documents on printers linked directly to their personal computers as opposed to receiving copies of such documents that were copied on a traditional stand-alone copier. We will need to provide comprehensive solutions to our customers, such as offering digital copiers, MFPs and printers that are directly linked to their networks, in order to remain competitive. Finally, the speed of technological changes has caused us in the past, and may cause us in the future, to accelerate the write down of our inventory, including, but not limited to, showroom, rental and other equipment and related supplies and parts including parts and supplies for our TechSource initiative, as a result of obsolescence. In order to remain competitive, we must quickly and effectively respond to changing technology. The development of technologies in our industry, including digital and color products and the further development of MFPs, may impair our business, financial condition, results of operations or competitive position if we are not able to procure or gain access to products, bring them to the marketplace, maintain connectivity or make the investments necessary to maintain a technologically competitive workforce.

Third Party Financing Arrangements - A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. With respect to our qualified United States customers, we have an agreement with General Electric Capital Corporation, or GECC, under which GECC has agreed to provide financing to our United States customers to purchase equipment from us. Although we have other financing arrangements in place, GECC finances a significant part of our United States business. GECC has current and prospective lease financing agreements with our competitors. If these agreements result in more favorable terms to our competitiors than our current agreement with GECC, we may be placed at a competitive disadvantage within the industry in arranging third party financing to our customers, which could negatively affect our operating results. With respect to our customers outside the United States, we have country by country arrangements with various third party finance and leasing companies.

If we were to breach the covenants or other restrictions in our agreements with one or more of our financing sources, including GECC, then such source might refuse to provide financing to our customers. For example, our agreement with GECC requires us to maintain a consolidated net worth at or above specified levels during specified time periods, and a failure by us to maintain such consolidated net worth as provided under the GECC agreement may result in a termination event under the GECC agreement. If one or more of our financing sources were to fail to arrange financing to our customers, those customers might be unable to purchase equipment from us if we were unable to arrange alternative financing arrangements on similar terms or provide financing ourself. In addition, if we were unable to arrange financing, we would lose sales, which could negatively affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financing Arrangements—GECC Arrangement.”

Information Systems – Prior to October 2003, our United States management information systems had run on numerous disparate legacy IT systems that were outdated and incompatible. The operation and coordination of these legacy management information systems and billing systems was labor-intensive and expensive. During October 2003, we completed the geographic rollout of the new Oracle ERP System in the United States. Although it is still early, we believe that this system should, in large part, postively address the prior system limitations, which required us to manually collect, compile and consolidate certain information. However, due to data conversion and other issues, we are continuing to experience problems in updating and processing certain customer information, which results in some inaccurate billing of our customers and the untimely crediting of their accounts. While we do expect improvements in these areas as the required adjustments are made to the Oracle system, it is too early to tell when such improvements will be actually achieved.

We must also obtain an accurate measure of usage on each of our United States customers’ machines in order to properly bill them for usage. We have been unable to establish a uniform, non-manual process for obtaining this information. In the past, we estimated the usage of our customer’s machines. We intend to implement processes to get an actual reading of the customer’s meter to bill them for any usage in excess of the standard contract minimum. We cannot guarantee that these processes will be timely implemented or that they will operate to effectively address this problem with our billing operations.

The implementation of the Oracle ERP System required expenditures of approximately $48 million, excluding ancillary expenses of approximately $13 million. If we are not able to successfully leverage the benefits of our Oracle ERP System, then we will continue to incur substantial costs using manual procedures to process information.

For many of the same deficiencies as in the United States, we are evaluating what information system investments we should make for the countries within our European and International operations. We have determined that we need to upgrade our information systems in Italy, Germany, the United Kingdom and other countries and will spend approximately $6 million for such upgrades. Any implementation of new or improved information systems in such countries may take considerable time and could require a substantial investment.

Due to the delayed investment in our information systems, we have not properly invested in world-wide disaster recovery systems. In the event that one or more of our business systems were to fail, we would be at risk of losing valuable business knowledge.

Business Processes and Policies - Our rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on and investment in our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and inconsistent lease classification. While we believe that some of these issues that relate to the United States will be addressed with the implementation of new manual internal control procedures and the implementation of the Oracle ERP system, which is configured with better system internal controls, there is no assurance that all of these issues will be completely corrected by such changes. If these matters worsen, they could adversely affect our ability to record, process, summarize and report key data consistent with the assertions of management.

Vendor Relationships - We primarily have relationships with Canon, Ricoh, Toshiba, Heidelberg/Nexpress and Konica. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies and for financial support in certain competitive transactions and markets which may include vendor rebates and market development funds. An inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the lack of vendor support may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices.

Senior Management and Key Personnel - Our success depends on the efforts and ability of our senior management and key personnel. These executive officers have many years of experience in the office technology and related industries. If certain members of our senior management team or other key personnel were to resign, our business could suffer because of the loss of their expertise and knowledge of us and the loss of their relationships with our major customers and suppliers. In addition, it may be difficult for us to find suitable replacements.

International Scope of Operations - Danka Business Systems PLC (also referred to herein as “Danka” or the “Company”) is incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 51% of our revenue outside the United States during the first nine months of fiscal year 2004. We market office imaging equipment, document solutions and related services and supplies directly to customers in 24 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

With respect to our operations in South American and European countries that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Further, should we decide to downsize or exit any of these businesses, we could incur costs in respect of severance and closure of facilities, and we may also be required to recognize cumulative translation losses that would reduce our earnings. We disposed of our Hungary operations in the third quarter of fiscal year 2004.

Any of these factors could materially and adversely affect our business, financial condition or results of operations.

Currency Fluctuations - As a multinational company, changes in currency exchange rates affect our revenues, cost of sales and operating expenses. In addition, fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect the results of our operations and the value of the net assets of our non-United States operations when reported in United States dollars in our United States financial statements. These fluctuations may negatively impact our results of operations or financial condition or, in some circumstances, may positively impact our results of operations disproportionately to underlying levels of actual growth or improvement in our businesses.

We generated 51% of our revenues outside the United States during the first nine months of fiscal year 2004, with the majority of these revenues denominated in either the euro or United Kingdom pound. During the first nine months of fiscal year 2004, the euro strengthened 18.9% against the United States dollar and the United Kingdom pound strengthened 7.6% against the United States dollar with significant positive effects on our reported revenue and income.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the United Kingdom pound. Based on the outstanding balance of our intercompany loans at December 31, 2003, a change of 1% in the exchange rate for the euro and United Kingdom pound, would cause a change in our foreign exchange gain of approximately $0.2 million.

Moreover, we pay for some inventory in euro countries in United States dollars, but we generally invoice our customers in such countries in euros. If the euro weakens against the United States dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euros but we pay our suppliers in United States dollars.

We generally do not hedge our exposure to changes in foreign currency.

Tax Payments - We are either currently under audit or may be audited in the key jurisdictions in which we operate. While we believe we have adequately reserved for such liabilities, should revenue agencies require payments in excess of those we currently expect to pay, our liquidity could be adversely affected based upon the size and timing of such payments.

Indebtedness - At December 31, 2003, we had consolidated long-term indebtedness, including current maturities of long-term debt, of $244.5 million which included $64.5 million in principal amount of 10% subordinated notes due April 1, 2008, or the subordinated notes and $175.0 million in principal amount of senior notes, or the senior notes. The subordinated notes have interest which is paid every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15, which commenced December 15, 2003.

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

Senior Notes and Other Covenants - The indenture governing our senior notes, the $50 million senior secured revolving credit facility with Fleet Capital Corporation or “Fleet credit facility” and the €10 million ABN Amro Bank credit facility or “ABN credit facility” contain covenants that, among other things, limit our ability to: incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; create liens; pay dividends or make other restricted payments; make certain investments; sell or make certain dispositions of assets or engage in sale and leaseback transactions; engage in transactions with affiliates; place restrictions on the ability of our restricted subsidiaries to pay dividends, or make other payment to us; engage in certain business activities; and engage in mergers or consolidations. In addition, the indenture governing the senior notes will require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

Disclosure Controls and Procedures and Internal Controls - We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We also maintain internal controls that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, in order to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Further, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Dividends on Ordinary Shares - We have not paid any cash or other dividends on our ordinary shares since 1998 and we do not expect to do so for the foreseeable future. We are an English company and, under English law, we are allowed to pay dividends to shareholders only if, as determined by reference to our financial statements prepared in accordance with UK GAAP:

•	we have accumulated, realized profits that have not been previously distributed or capitalized, in excess of our accumulated, realized losses that have not previously been written off in a reduction or reorganization of capital; and

•	our net assets are not less than the aggregate of our share capital and our non-distributable reserves, either before or as a result of the dividend.

As of the date of filing of this quarterly report we have insufficient, accumulated realized profits to pay dividends on our ordinary shares. In addition, our Fleet credit facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent, and the indenture governing the senior notes restricts our ability to pay such dividends. Also, we may only pay dividends on our ordinary shares if we have paid all dividends due on our 6.50% senior convertible participating shares.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Danka Business Systems PLC

Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2003 and 2002

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Revenue:
Retail equipment and related sales	$114,607	$121,768	$342,608	$349,913
Retail service	156,493	174,098	477,717	525,972
Retail supplies and rentals	35,012	35,113	97,176	106,642
Wholesale	24,969	22,136	70,328	61,399

Total revenue	331,081	353,115	987,829	1,043,926

Costs and operating expenses:
Cost of retail equipment sales	74,373	80,427	226,260	231,124
Retail service costs	95,940	104,142	284,344	313,298
Retail supplies and rental costs	20,614	19,245	57,622	60,719
Wholesale costs of revenue	20,132	18,048	56,832	49,703
Selling, general and administrative expenses	108,720	119,926	346,322	357,643
Restructuring charges (credits)	20,046	—	19,452	(556)
Other (income) expense	1,861	(1,491)	1,651	(5,085)

Total costs and operating expenses	341,686	340,297	992,483	1,006,846

Operating earnings (loss)	(10,605)	12,818	(4,654)	37,080

Interest expense	(7,931)	(8,734)	(25,753)	(23,038)
Interest income	429	419	978	739
Writeoff of debt issuance costs	—	—	(20,562)	—

Earnings (loss) before income taxes	(18,107)	4,503	(49,991)	14,781
Provision (benefit) for income taxes	(1,166)	1,219	(14,995)	3,990

Net earnings (loss)	$(16,941)	$3,284	$(34,996)	$10,791

Calculation of (loss) earnings per ADS
Earnings (loss)	$(16,941)	$3,284	$(34,996)	$10,791
Dividends and accretion on participating shares	(4,811)	(4,528)	(14,216)	(13,384)

Income (loss) available/(attributable) to common shareholders	$(21,752)	$(1,244)	$(49,212)	$(2,593)

Basic (loss) earnings available/(attributable) to common shareholders per ADS:
Net earnings (loss) per ADS	$(0.35)	$(0.02)	$(0.79)	$(0.04)

Weighted average ADSs	62,531	62,194	62,474	62,078

Diluted (loss) earnings available/(attributable) to common shareholders per ADS:
Net earnings (loss) per ADS	$(0.35)	$(0.02)	$(0.79)	$(0.04)

Weighted average ADSs	62,531	62,194	62,474	62,078

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003

(In Thousands)

	December 31, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,055	$81,493
Accounts receivable, net	241,227	257,329
Inventories	106,571	111,471
Prepaid expenses, deferred income taxes and other current assets	31,471	45,879

Total current assets	484,324	496,172

Equipment on operating leases, net	32,804	39,829
Property and equipment, net	73,547	67,782
Goodwill, net	280,156	256,990
Noncompete agreements, net	2,281	799
Deferred income taxes	92,958	78,480
Other assets	26,636	41,568

Total assets	$992,706	$981,620

Liabilities and shareholders’ equity
Current liabilities:
Current maturities of long-term debt and notes payable	$2,405	$58,443
Accounts payable	122,722	140,207
Accrued expenses and other current liabilities	116,196	101,749
Taxes payable	117,962	112,311
Deferred revenue	43,334	40,628

Total current liabilities	402,619	453,338

Long-term debt and notes payable, less current maturities	242,093	174,412
Deferred income taxes and other long-term liabilities	32,033	29,785

Total liabilities	676,745	657,535

6.5% senior convertible participating shares	272,493	258,376

Shareholders’ equity:
Ordinary shares, 1.25 pence stated value	5,182	5,167
Additional paid-in capital	327,768	327,173
Accumulated deficit	(239,104)	(189,995)
Accumulated other comprehensive loss	(50,378)	(76,636)

Total shareholders’ equity	43,468	65,709

Total liabilities & shareholders’ equity	$992,706	$981,620

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2003 and 2002

(In Thousands)

(Unaudited)

	December 31, 2003	December 31, 2002
Operating activities:
Net earnings (loss)	$(34,996)	$10,791
Adjustments to reconcile net earnings (loss) to net cash provided:
Depreciation and amortization	39,274	43,112
Deferred income taxes	(14,352)	(5,455)
Amortization of debt issuance costs	4,993	7,090
Writeoff of debt issuance costs	20,562	—
Loss on sale of property and equipment and equipment on operating leases	1,959	3,589
Proceeds from sale of equipment on operating leases	2,790	1,922
Restructuring and other special charges (credits)	19,452	(556)
Changes in net assets and liabilities:
Accounts receivable	16,440	40,358
Inventories	4,900	22,020
Prepaid expenses and other current assets	3,345	5,280
Other non-current assets and other items	2,412	5,938
Accounts payable	(19,696)	3,149
Accrued expenses and other current liabilities	1,230	(15,073)
Deferred revenue	2,706	(2,329)
Other long-term liabilities	1,254	2,013

Net cash provided by operating activities	52,273	121,849

Investing activities:
Capital expenditures	(35,872)	(32,054)
Proceeds from the sale of property and equipment	706	463

Net cash provided by/(used in) investing activities	(35,166)	(31,591)

Financing activities:
Net payments under line of credit agreements	(112,960)	(53,000)
Net proceeds/(payments) under capital lease arrangements	2,436	2,777
Payments of debt	(48,867)	(14,490)
Proceeds from debt issuance	170,905	—
Payment of debt issue costs	(10,767)	(17,162)

Net cash provided by/(used in) financing activities	747	(81,875)

Effect of exchange rates	5,708	3,789

Net increase (decrease) in cash and cash equivalents	23,562	12,172
Cash and cash equivalents, beginning of period	81,493	59,470

Cash and cash equivalents, end of period	$105,055	$71,642

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Nine Months Ended December 31, 2003 and 2002

(In Thousands)

(Unaudited)

	Number of Ordinary Shares (4 Ordinary Shares Equal 1 ADS)	Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total
Balances at March 31, 2003	249,532	$5,167	$327,173	$(189,995)	$(76,636)	$65,709

Net loss	—	—	—	(34,996)	—	(34,996)
Minimum pension liability adjustment				—	(2,260)	(2,260)
Currency translation adjustment	—	—	—	—	28,518	28,518

Comprehensive loss						(6,478)
Dividends and accretion on participating shares	—	—	—	(14,113)	—	(14,113)
Shares issued under employee stock plans	772	15	595	—	—	610

Balances at December 31, 2003	250,304	$5,182	$327,768	$(239,104)	$(50,378)	$43,468

Balances at March 31, 2002	248,085	$5,139	$325,880	$(181,872)	$(101,098)	$48,049
Net earnings	—	—	—	10,791	—	10,791
Currency translation adjustment	—	—	—	—	29,557	29,557

Comprehensive income						40,348
Dividends and accretion on participating shares				(13,291)		(13,291)
Shares issued under employee stock plans	1,109	21	1,007	—	—	1,028

Balances at December 31, 2002	249,194	$5,160	$326,887	$(184,372)	$(71,541)	$76,134

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Basis of Presentation

The accompanying financial statements are unaudited as of December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results, which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003 and the Registration Statement on Form S-4 filed on September 26, 2003. Certain prior year amounts have been reclassified to conform to current year presentations.

The financial statements contained herein for the three and nine months ended December 31, 2003 and December 31, 2002 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2003 were delivered to the Registrar of Companies for England and Wales following our 2003 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

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

The following table illustrates the effect on net income/(loss) available/(attributable) and earnings/(loss) available/(attributable) per ADS shareholder if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to employee stock benefits, including shares issued under the stock option plans. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	For the three months ended		For the nine months ended
	December 31,		December 31,
(In thousands except per ADS data)	2003	2002	2003	2002
Net earnings (loss), as reported	$(16,941)	$3,284	$(34,996)	$10,791
Less: total stock-based employee compensation expense determined under the fair value for all awards, net of tax	(1,035)	(790)	(2,869)	(1,796)

Pro forma net earnings (loss)	(17,976)	2,494	(37,865)	8,995
Participating share dividend	(4,811)	(4,528)	(14,216)	(13,384)

Loss attributable to common shareholders	$(22,787)	$(2,034)	$(52,081)	$(4,389)

Loss attributable to common shareholders per ADS
As reported	$(0.35)	$(0.02)	$(0.79)	$(0.04)
Pro forma	(0.36)	$(0.03)	$(0.83)	$(0.07)
Weighted average ADSs	62,531	62,194	62,474	62,078

Diluted loss attributable to common shareholders per ADS
As reported	$(0.35)	$(0.02)	$(0.79)	$(0.04)
Pro forma	(0.36)	$(0.03)	$(0.83)	$(0.07)
Weighted average ADSs	62,531	62,194	62,474	62,078

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

The fair value of options granted for the first three and nine months in fiscal year 2004 and 2003 reported above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended December 31,		For the nine months ended December 31,
	2003	2002	2003	2002
Dividend yield	0%	0%	0%	0%
Expected volatility	577.01%	668.21%	577.01%	668.21%
Risk-free interest rate	3.19%	3.05%	2.91%	3.34%
Expected life	5 years	5 years	5 years	5 years

Note 2. Intangible Assets

Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires goodwill and indefinite-lived intangible assets to be reviewed annually for possible impairment or more frequently if impairment indicators arise. We perform our annual impairment test during the fourth quarter of our fiscal year.

As of December 31, 2003, goodwill amounted to $280.2 million. Changes to goodwill for the nine months ended December 31, 2003 resulted primarily from fluctuations in foreign currency exchange rates. Non-compete agreements, trademarks and other intangible assets, net amounted to $2.3 million, after $1.3 million of accumulated amortization.

Aggregate amortization expense of other intangible assets, including non-compete agreements, tradenames and customer lists for the nine months of fiscal 2004 amounted to less than $0.1 million. Estimated amortization expense for the current fiscal year is $0.2 million and the succeeding five fiscal years are between $0.1 million and $0.2 million per year.

Goodwill by operating segment as of December 31, 2003 (in thousands) was:

Goodwill
United States	$77,778
Europe	196,668
International	5,710

Total	$280,156

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

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires mandatorily redeemable instruments to be classified as liabilities if they embody an obligation outside the control of the issuer to redeem the instrument by transferring cash or other assets and if the obligation is required to be redeemed at a specified or determinable date or upon an event certain to occur. We adopted the provisions of Statement 150 in the second quarter of our fiscal year 2004. Since the holders of our 6.5% convertible participating shares can only require the company to redeem the shares for cash upon events not certain to occur, such shares are not currently required to be classified as a liability.

Note 4. Restructuring and Other Special Charges

Fiscal Year 2004 Charge: In the third quarter of fiscal year 2004, we formulated a plan to significantly reduce our operating costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States, Europe and International businesses. As part of that plan, we recorded a $20.0 million restructuring charge in the third quarter of fiscal year 2004 that included $8.9 million related to severance for employees and $11.1 million related to future lease obligations for facilities that were vacated by December 31, 2003. Cash outlays for the employee severance during fiscal year 2004 were $0.9 million. Substantially all of these employee reductions were completed by December 31, 2003 but approximately $8.1 million of severance payments will be made over the next two years. Cash outlays for the remaining term of the facility leases during fiscal year 2004 were $0.1 million. The remaining liability of the 2004 restructuring charge is categorized within “Accrued expenses and other current liabilities.” The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

(In thousands)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2003
Severance	$8,895	$(840)	$—	$8,055
Future lease obligations on facility closures	11,151	(205)	—	10,946

Total	$20,046	$(1,045)	$—	$19,001

2004 Restructuring Severance Charge by Operating Segment:

(In thousands)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2003
United States	$4,853	$(495)	$—	$4,358
Europe	3,287	(254)	—	3,033
International	611	(91)	—	520
Other	144	—	—	144

Total	$8,895	$(840)	$—	$8,055

2004 Restructuring Facility Charge by Operating Segment:

(In thousands)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2003
United States	$2,293	$(87)	$—	$2,836
Europe	4,253	(41)	—	4,212
International	58	—	—	58
Other	3,917	(77)	—	3,840

Total	$10,521	$(205)	$—	$10,946

Fiscal Year 2002 Charge: Our fiscal year 2002 restructuring charge included $5.0 million related to severance for employees in the United States, Canada and Europe. Cash outlays for the employee severance during fiscal year 2004 were less than $0.1 million. Substantially all of these reductions were completed by March 31, 2003 but approximately $0.2 million of severance payments will be made over the next two years ending March 31, 2005. The restructuring charge also included $6.1 million for future lease obligations on facilities that were vacated by March 31, 2002. Cash outlays for the facilities during fiscal year 2004 were less than $0.1 million. Due to a change in estimate, we reversed $0.5 million of fiscal year 2002 severance and facility charges during the first quarter of fiscal year 2004. The remaining liability of the 2002 restructuring charge is categorized within “Accrued expenses and other current liabilities.” The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

(In thousands)	Fiscal 2002 Expense	Reserve at March 31, 2003	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2003
Severance	$4,967	$345	$(6)	$(204)	$135
Future lease obligations on facility closures	6,074	595	(96)	(262)	237

Total	$11,041	$940	$(102)	$(466)	$372

The remaining balance of the 2002 restructuring charge is for our European operating segment.

Fiscal Year 2001 Charge: Our fiscal year 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,200 positions worldwide. Cash outlays for the employee severance during fiscal year 2004 were less than $0.1 million. Substantially all of these reductions were completed by March 31, 2002, but approximately $0.1 million of severance payments will be made over the next two years ending March 31, 2005. The fiscal year 2001 restructuring charge also included $4.3 million for future lease obligations on facility closures and exit costs. Cash outlays for facilities during the first quarter of fiscal year 2004 were less than $0.01 million. Due to a change in estimate, we reversed $0.1 million of fiscal year 2001 facility charges during fiscal year 2004. The remaining liability of the 2001 restructuring charge is categorized within “Accrued expenses and other current liabilities.” The following table summarizes the fiscal year 2001 restructuring charge:

2001 Restructuring Charge:

(In thousands)	Fiscal 2001 Expense	Reserve at March 31, 2003	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2003
Severance	$21,766	$214	$(12)	$—	$202
Future lease obligations on facility closures and other exit costs	4,295	131	(3)	(128)	—

Total	$26,061	$345	$(15)	$(128)	$202

The remaining balance of the 2001 restructuring change is for our European operating segments.

Note 5. Earnings (Loss) Per Share

The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) available to common shareholders per ADS computations for the three and nine months ended December 31, 2003 and 2002:

	For the three months ended December 31, 2003			For three months ended December 31, 2002
(In thousands except per ADS amounts)	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount
Basic earnings (loss) available/ (attributable) to common shareholders per ADS:
Earnings (loss)	$(16,941)			$3,284

Dividends and accretion on participating shares	(4,811)			(4,528)

Earnings (loss)	(21,752)	62,531	$(0.35)	(1,244)	62,194	$(0.02)

Effect of dilutive securities:
Stock options	—	—		—	—

Diluted loss attributable to common shareholders per ADS:
Loss	$(21,752)	62,531	$(0.35)	$(1,244)	62,194	$(0.02)

	For the nine months ended December 31, 2003			For nine months ended December 31, 2002
(In thousands except per ADS amounts)	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount	Earnings (loss) (Numerator)	Shares (Denominator)	Per-share Amount
Basic earnings (loss) available/ (attributable) to common shareholders per ADS:
Earnings (loss)	$(34,996)			$10,791

Dividends and accretion on participating shares	(14,216)			(13,384)

Earnings (loss)	(49,212)	62,474	$(0.79)	(2,593)	62,078	$(0.04)

Effect of dilutive securities:
Stock options	—	—		—	—

Diluted loss attributable to common shareholders per ADS:
Loss	$(49,212)	62,474	$(0.79)	$(2,593)	62,078	$(0.04)

The effect of our 6.5% senior convertible participating shares, which represent the ADSs shown in the table below are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2003 and 2002 because they are anti-dilutive. Stock options representing the ADSs shown in the table below are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2003 and 2002 because they are anti-dilutive.

Potential ADSs issuance from:

	For the three months ended December 31,		For the nine months ended December 31,
(In thousands)	2003	2002	2003	2002
6.5% senior convertible participating shares	22,466	21,064	22,114	20,734
Stock options	1,507	1,814	1,709	1,809

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2003	2002	2003	2002
Revenues
United States	$160,256	$185,143	$483,816	$560,637
Europe	138,519	138,135	411,291	391,263
International	32,306	29,837	92,722	92,026
Other (1)	—	—	—	—

Total Revenues	$331,081	$353,115	$987,829	$1,043,926

Gross Profit
United States	$63,516	$78,150	$196,426	$237,844
Europe	44,161	43,722	132,382	125,561
International	11,828	9,381	33,447	25,677
Other (1)	517	—	516	—

Total Gross Profit	$120,022	$131,253	$362,771	$389,082

Operating Earnings (Loss)
United States	$1,146	$9,668	$9,703	$32,225
Europe	(3,392)	7,529	6,481	20,490
International	(414)	(1,204)	(2,960)	(9,561)
Other	(7,945)	(3,175)	(17,878)	(6,074)

Total Operating Earnings (Loss)	$(10,605)	$12,818	$(4,654)	$37,080

Capital Expenditures
United States	$1,386	$9,735	$18,882	$20,248
Europe	119	3,074	5,442	6,729
International	1,454	1,779	5,206	4,617
Other (1)	1,826	25	6,342	460

Total Capital Expenditures	$4,785	$14,613	$35,872	$32,054

Depreciation and Amortization
United States	$7,341	$8,275	$21,448	$26,326
Europe	4,593	3,129	10,239	9,999
International	2,187	2,525	6,462	6,627
Other (1)	457	62	1,125	160

Total Depreciation and Amortization	$14,578	$13,991	$39,274	$43,112

(1)	Other includes corporate expenses and foreign exchange gains/losses. The restructuring charge/(credit) is being recognized by the applicable business segment.

(In thousands)	As of December 31, 2003	As of March 31, 2003
Assets
United States	$304,755	$305,284
Europe	469,522	429,685
International	64,419	57,495
Other (2)	154,010	189,156

Total Assets	$992,706	$981,620

Long-lived Assets (3)
United States	$148,103	$151,364
Europe	214,519	192,224
International	16,508	18,066
Other (2)	9,658	3,746

Total	$388,788	$365,400

(2)	Other includes corporate assets and deferred tax assets.
(3)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and noncompete agreements, all of which are net of their related depreciation and amortization. For fiscal year 2004 and 2003, goodwill has been allocated pursuant to footnote 2.

Note 7. Debt

Debt consisted of the following at December 31, 2003 and March 31, 2003:

(In thousands)	December 31, 2003	March 31, 2003
10% subordinated notes due April 2008	$64,520	$64,520
11% senior notes due June 2010	175,000	—
Credit facility interest at LIBOR plus an applicable margin	—	112,889
Zero coupon senior subordinated notes due April 2004	—	47,594
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	8,781	7,852

Total long-term debt and notes payable	248,301	232,855
Less unamortized discount	3,803	—

Total long-term debt and notes payable less unamortized discount	244,498	232,855
Less current maturities of long-term debt and notes payable	2,405	58,443

Long-term debt and notes payable, less current maturities	$242,093	$174,412

The 10% subordinated notes due April 1, 2008 have interest payable every six months on April 1 and October 1.

On June 14, 2002, we entered into an amended and restated credit facility, or our old credit facility, with our then-existing senior bank lenders to provide us with financing through March 31, 2006. The entire balance of the old credit facility was repaid on July 1, 2003 upon the issuance of our 11% senior notes. The interest rate for each interest period, as defined in the old credit facility, was LIBOR plus 8.25%.

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

On July 1, 2003, we repaid our old credit facility with a portion of the net proceeds from the offering of $175 million aggregate principal amount of our senior notes that were sold at a price of 97.6% of the aggregate principal amount, generating a $4.1 million discount. On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon senior subordinated notes due April 1, 2004 specifying a redemption price of par value of the zero coupon notes. We redeemed all of the outstanding zero coupon notes on August 18, 2003.

The senior notes have a fixed annual interest rate of 11.0% and interest payments for the senior notes will be paid every six months on June 15 and December 15, which commenced December 15, 2003. The senior notes mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our United States subsidiaries other than certain dormant entities. Under the terms of the indenture governing the senior notes, if we sell certain assets or experience specific kinds of changes of control, we may be required to offer to repurchase the senior notes at the prices and as provided in the indenture plus accrued and unpaid interest, and additional amounts, if any, to the date of repurchase. The indenture governing the senior notes includes negative covenants that will restrict our ability to, among other things, incur additional indebtedness, create liens, pay dividends (other than payment-in-kind dividends on our participating shares) and sell or make certain dispositions of assets.

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

We incurred $8.5 million in debt issuance costs in fiscal year 2004 relating to the senior notes. We are amortizing these costs over the term of the senior notes. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. In addition, under the terms of the Fleet credit facility, extensions of credit to the borrowers will be further limited to the lesser of the commitment and the borrowing base, in each case subject to a minimum availability reserve equal to $20.0 million. Accordingly, unless the lenders otherwise agree, at no time can credit available under the Fleet credit facility exceed $30.0 million. As of December 31, 2003, the borrowing base for the credit facility was $14.9 million and we had no borrowings under the Fleet credit facility.

The Fleet credit facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The applicable interest rate margin on loans for which interest is calculated by reference to the base or prime rate, or base rate loans, will range from 0% to 0.50% per annum, and the applicable interest rate margin on loans for which interest is calculated by reference to the LIBOR rate, or LIBOR rate loans, will range from 1.75% to 2.50% per annum, in each case based on average adjusted availability, or availability under the Fleet credit facility plus cash.

The obligations under the Fleet credit facility are guaranteed by Danka Business Systems PLC and its subsidiaries that are guarantors of the senior notes. The Fleet credit facility is secured by a first priority lien on and security interest in substantially all of the assets of Danka Holding Company and Danka Office Imaging Company, the borrowers under the Fleet credit facility, and the Fleet credit facility guarantors organized in the United States and by a pledge of the capital stock of such guarantors.

The Fleet credit facility includes negative covenants that place restrictions on our ability to, among other things, incur indebtedness, create or incur liens, make loans and declare or pay dividends. The Fleet credit facility includes certain events of default including defaults resulting from non-payment of the obligations under the Fleet credit facility when due, material misrepresentations, breach of covenants, insolvency, bankruptcy, entry of certain judgments, change of control and cross defaults with respect to other debt for borrowed money.

On December 31, 2003, we entered into a one year letter of credit facility with ABN for €15 million (US $18.7 million) and an open term €10 million (US $12.5 million) credit facility available for general working capital uses including overdrafts. These facilities are secured by certain of our Netherlands and Belgium subsidiaries’ assets. The availability of the credit facilities are subject to a borrowing base, which totaled approximately €12 million as of December 31, 2003. The €15 million (US $18.7 million) letter of credit facility bears a fee of 1.25% per annum while the €10 million (US $12.5 million) credit facility bears interest at ABN’s euro base rate plus 1.25% per annum. ABN’s euro base rate as of December 31, 2003 was 4.5%.

As of December 31, 2003, we had approximately $13.4 million in letters of credit outstanding. In connection with the issuance of the senior notes and the establishment of the Fleet credit facility, we were required to post $14.1 million in cash collateral with Bank of America to secure such letters of credit under the Fleet credit facility. The $14.1 million of cash collateral is included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets as of December 31, 2003. In January 2004, we subsequently reduced the cash collateral to $4.8 million by issuing a letter of credit under the ABN facility.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of December 31, 2003, the participating shares have voting rights on an as converted basis, currently corresponding to approximately 26.7% of the total voting power of our capital stock, which includes an additional 62,585 participating shares in satisfaction of the payment-in-kind dividends.

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

In the event of liquidation of Danka, participating shareholders will be entitled to receive a distribution equal to the greater of (a) the liquidation return per share (initially $1,000 and subject to upward adjustment on certain default events by us) plus any accumulated and unpaid dividends accumulating from the most recent dividend date or (b) the amount that would have been payable on each participating share if it had been converted into ordinary shares if the market value of those shares exceeds the liquidation value of the participating shares.

Note 9. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, we issued our 11% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). The Subsidiary Guarantors generated 63.8% of our total revenue in fiscal year 2004 and represented 74.6% of our total assets as of December 31, 2003.

	Supplemental Consolidating Statement of Operations For the Three Months Ended December 31, 2003
	Parent Company(1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$81,092	$33,515	$—	$114,607
Retail service	—	101,283	55,210	—	156,493
Retail supplies and rentals	—	25,195	9,817	—	35,012
Wholesale	—	—	24,969	—	24,969

Total revenue	—	207,570	123,511	—	331,081

Costs and operating expenses:
Cost of retail equipment sales	—	52,628	21,745	—	74,373
Retail service costs	—	59,893	36,047	—	95,940
Retail supplies and rental costs	—	15,178	5,436	—	20,614
Wholesale costs of revenue	—	—	20,132	—	20,132
Selling, general and administrative expenses	1,218	71,701	35,801	—	108,720
Restructuring charges (credits)	—	11,914	8,132	—	20,046
Equity (income) loss	29,242	—	—	(29,242)	—
Other (income) expense	(12,323)	7,602	11,357	(4,775)	1,861

Total costs and operating expenses	18,137	218,916	138,650	(34,017)	341,686

Operating earnings (loss)	(18,137)	(11,346)	(15,139)	34,017	(10,605)
Interest expense	(6,747)	(671)	(16,830)	16,317	(7,931)
Interest income	16,195	558	(129)	(16,195)	429
Writeoff of debt issuance costs	—	—	—	—	—

Earnings (loss) before income taxes	(8,689)	(11,459)	(32,098)	34,139	(18,107)
Provision (benefit) for income taxes	8,252	(1,204)	(8,214)	—	(1,166)

Net earnings (loss)	$(16,941)	$(10,255)	$(23,884)	$34,139	$(16,941)

See page 27 for reference to (1), (2) and (3)

	Supplemental Consolidating Statement of Operations For the Three Months Ended December 31, 2002
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$88,145	$33,623	$—	$121,768
Retail service	—	120,250	53,848	—	174,098
Retail supplies and rentals	—	25,629	9.484	—	35,113
Wholesale	—	—	22,136	—	22,136

Total revenue	—	234,024	119,091	—	353,115

Costs and operating expenses:
Cost of retail equipment sales	—	56,369	24,058	—	80,427
Retail service costs	—	67,730	36,412	—	104,142
Retail supplies and rentals costs	—	15,751	3,494	—	19,245
Wholesale costs of revenue	—	—	18,048	—	18,048
Selling, general and administrative expenses	768	86,960	32,198	—	119,926
Restructuring charges (credits)	—	(555)	555	—	—
Equity (income) loss	6,043	—	—	(6,043)	—
Other (income) expense	(3,224)	(8,712)	1,587	8,858	(1,491)

Total costs and operating expenses	3,587	217,543	116,352	2,815	340,297

Operating earnings (loss) from continuing operations	(3,587)	16,481	2,739	(2,815)	12,818
Interest expense	(8,384)	2,693	(17,152)	14,109	(8,734)
Interest income	14,109	1,253	(834)	(14,109)	419
Writeoff of debt issuance costs	—	—	—	—	—

Earnings (loss) before income taxes	2,138	20,427	(15,247)	(2,815)	4,503
Provision (benefit) for income taxes	(1,146)	345	2,020	—	1,219

Net (loss) earnings	$3,284	$20,082	$17,267	$(2,815)	$3,284

See page 27 for reference to (1), (2) and (3)

	Supplemental Consolidating Statement of Operations For the Nine Months Ended December 31, 2003
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$241,345	$101,263	$—	$342,608
Retail service	—	316,500	161,217	—	477,717
Retail supplies and rentals	—	72,137	25,039	—	97,176
Wholesale	—	—	70,328	—	70,328

Total revenue	—	629,982	357,847	—	987,829

Costs and operating expenses:
Cost of retail equipment sales	—	160,533	65,727	—	226,260
Retail service costs	—	181,871	102,473	—	284,344
Retail supplies and rental costs	—	43,005	14,617	—	57,622
Wholesale costs of revenue	—	—	56,832	—	56,832
Selling, general and administrative expenses	3,284	239,274	103,764	—	346,322
Restructuring charges (credits)	—	11,914	7,538	—	19,452
Equity (income) loss	47,975	—	—	(47,975)	—
Other (income) expense	(22,879)	528	28,898	(4,896)	1,651

Total costs and operating expenses	28,380	637,125	379,849	(52,871)	992,483

Operating earnings (loss)	(28,380)	(7,143)	(22,002)	52,871	(4,654)
Interest expense	(22,332)	(1,821)	(48,412)	46,812	(25,753)
Interest income	46,811	873	105	(46,811)	978
Writeoff of debt issuance costs	(20,562)	—	—	—	(20,562)

Earnings (loss) before income taxes	(24,463)	(8,091)	(70,309)	52,872	(49,991)
Provision (benefit) for income taxes	10,533	(11,512)	(14,016)	—	(14,995)

Net earnings (loss)	(34,996)	3,421	(56,293)	52,872	(34,996)

See page 27 for reference to (1), (2) and (3)

	Supplemental Consolidating Statement of Operations For the Nine Months Ended December 31, 2002
	Parent Company(1)	Subsidiary Guarantors(2)	Subsidiary Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment sales	$—	$258,946	$90,967	$—	349,913
Retail service	—	370,021	155,951	—	525,972
Retail supplies and rentals	—	78,372	28,270	—	106,642
Wholesale	—	—	61,399		61,399
Total revenue	—	707,339	336,587	—	1,043,926

Costs and operating expenses:
Cost of retail equipment sales	—	167,999	63,125	—	231,124
Retail service costs	—	209,259	104,039	—	313,298
Retail supplies and rental costs	—	49,156	11,563	—	60,719
Wholesale costs of revenue	—	—	49,703	—	49,703
Selling, general and administrative expenses	2,950	263,068	91,625	—	357,643
Restructuring charges (credits)	—	(555)	(1)	—	(556)
Equity (income) loss	7,908	—	—	(7,908)	—
Other (income) expense	(18,451)	(20,719)	30,661	3,424	(5,085)

Total costs and operating expenses	(7,593)	668,208	350,715	(4,484)	1,006,846

Operating earnings (loss)	7,593	39,131	(14,128)	4,484	37,080
Interest expense	(22,026)	5,415	(47,634)	41,207	(23,038)
Interest income	41,207	1,478	(739)	(41,207)	739
Writeoff of debt issuance costs	—	—	—	—	—

Earnings (loss) before income taxes	26,774	46,024	(62,501)	4,484	14,781
Provision (benefit) for income taxes	15,983	606	(12,599)	—	3,990

Net earnings (loss)	10,791	45,418	(49,902)	4,484	10,791

See page 27 for reference to (1), (2) and (3)

	Supplemental Consolidated Balance Sheet Information As of December 31, 2003
	Parent Company(1)	Subsidiary Guarantors(2)	Non- Guarantors(3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:	$26,307	$29,008	$49,740	$—	$105,055
Cash and cash equivalents	—	132,009	109,218	—	241,227
Accounts receivable, net	—	55,972	50,599	—	106,571
Prepaid expenses, deferred income taxes and other current assets	1,004	22,755	7,712	—	31,471

Total current assets	27,311	239,744	217,269	—	484,324

Equipment on operating leases, net	—	18,429	14,375	—	32,804
Property and equipment, net	17	66,144	7,386	—	73,547
Goodwill, net	—	142,432	137,724	—	280,156
Non-complete agreements, net	—	2,281	—	—	2,281
Investment in subsidiaries	70,250	164,180	1,895,950	(2,130,380)	—
Deferred Income taxes	—	92,958	—	—	92,958
Other assets	6,699	14,182	5,755	—	26,636

Total assets	$104,277	$740,350	$2,278,459	(2,130,380)	$992,706

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes	$—	$858	$1,547	$—	$2,405
Accounts payable	404	79,628	42,690	—	122,722
Accrued expenses and other current liabilities	3,799	70,710	41,687	—	116,196
Taxes Payable	(216)	47,500	70,678	—	117,962
Deferred revenue	—	23,039	20,295	—	43,334
Due to/(from) affiliate	(451,389)	(518,303)	973,738	(4,046)	—

Total current liabilities	(447,402)	(296,568)	1,150,635	(4,046)	402,619

Due to (from) affiliates — long-term	—	—	—	—	—
Long-term debt and notes payable, less current maturities	235,718	4,331	2,044	—	242,093
Deferred income taxes and other long-term liabilities	—	16,040	15,993	—	32,033

Total liabilities	(211,684)	(276,197)	1,168,672	(4,046)	676,745

6.5% convertible participating shares	272,493	—	—	—	272,493

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,182	1,133,607	292,361	(1,425,968)	5,182
Additional paid-in capital	327,768	26,416	442,392	(468,808)	327,768
Retained earnings (accumulated deficit)	(239,104)	(165,915)	664,317	(498,402)	(239,104)
Accumulated other comprehensive (loss) income	(50,378)	22,439	(289,283)	266,844	(50,378)

Total shareholders’ equity (deficit)	43,468	1,016,547	1,109,787	(2,126,334)	43,468

Total liabilities & shareholders’ equity (deficit)	$104,277	$740,350	$2,278,459	$(2,130,380)	$992,706

See page 27 for reference to (1), (2) and (3)

	Supplemental Condensed Consolidating Balance Sheet Information March 31, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$42,709	$13,898	$24,886	$—	$81,493
Accounts receivable, net	—	144,511	112,818	—	257,329
Inventories	—	64,478	46,993	—	111,471
Prepaid expenses, deferred income taxes and other current assets	19,262	24,626	1,991	—	45,879

Total current assets	61,971	247,513	186,688	—	496,172

Equipment on operating leases, net	—	24,799	15,030	—	39,829
Property and equipment, net	—	59,784	7,998	—	67,782
Goodwill, net	—	136,991	119,999	—	256,990
Non-compete agreements, net	—	799	—	—	799
Investment in subsidiaries	89,039	150,232	1,697,842	(1,937,113)	—
Deferred income taxes	—	78,458	22	—	78,480
Other assets	8,784	16,219	16,565	—	41,568

Total assets	$159,794	$714,795	$2,044,144	$(1,937,113)	$981,620

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$56,071	$2,381	$(9)	$—	$58,443
Accounts payable	253	94,032	45,922	—	140,207
Accrued expenses and other current liabilities	(3,909)	63,734	41,924	—	101,749
Taxes Payable	—	107,972	4,339	—	112,311
Deferred revenue	—	20,732	19,896	—	40,628
Due to/(from) affiliate	(385,639)	(593,746)	983,430	(4,045)	—

Total current liabilities	(333,224)	(304,895)	1,095,502	(4,045)	453,338

Long-term debt and notes payables, less current maturities	168,932	738	4,742	—	174,412
Deferred income taxes and other long-term liabilities	1	13,190	16,595	(1)	29,785

Total liabilities	(164,291)	(290,967)	1,116,839	(4,046)	657,535

6.5% convertible participating shares	258,376	—	—	—	258,376

Shareholders’ equity (deficit):	—
Ordinary shares, 1.25 pence stated value	5,167	1,135,612	47,352	(1,182,964)	5,167
Additional paid-in capital	327,173	29,781	437,177	(466,958)	327,173
Retained earnings (accumulated deficit)	(189,995)	(169,339)	720,613	(551,274)	(189,995)
Accumulated other comprehensive (loss) income	(76,636)	9,708	(277,837)	268,129	(76,636)

Total shareholders’ equity (deficit)	65,709	1,005,762	927,305	(1,933,067)	65,709

Total liabilities & shareholders’ equity (deficit)	$159,794	$714,795	$2,044,144	$(1,937,113)	$981,620

See page 27 for reference to (1), (2) and (3)

	Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended 12/3/2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$(16,350)	$37,746	$30,877	$—	$52,273

Investing activities
Capital expenditures	—	(26,226)	(9,646)	—	(35,872)
Proceeds from the sale of property and equipment	—	403	303	—	706

Net cash provided by (used in) investing activities	—	(25,823)	(9,343)	—	(35,166)

Financing activities
Net (payment) borrowing of debt	10,715	2,070	(1,271)	—	11,514
Payment of debt issue costs	(10,767)				(10,767)

Net cash provided by (used in) financing activities	(52)	2,070	(1,271)	—	747

Effect of exchange rates	—	1,117	4,591	—	5,708

Net Increase (decrease) in cash and cash equivalents	(16,402)	15,110	24,854	—	23,562
Cash and cash equivalents, beginning of period	42,709	13,898	24,886	—	81,493

Cash and cash equivalents, end of period	$26,307	$29,008	$49,740	$—	$105,055

	Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended December 31, 2002
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$89,810	$19,751	$12,288	$—	$121,849

Investing activities
Capital expenditures	—	(22,949)	(9,105)	—	(32,054)
Proceeds from the sale of property and equipment	—	249	214	—	463

Net cash provided by (used in) investing activities	—	(22,700)	(8,891)	—	(31,591)

Financing activities
Net (payment) borrowing of debt	(69,674)	3,754	1,207	—	(64,713)
Payment of debt issue costs	(17,162)				(17,162)

Net cash provided by (used in) financing activities	(86,836)	3,754	1,207	—	(81,875)

Effect of exchange rates	—	(26)	3,815	—	3,789
Net Increase (decrease) in cash and cash equivalents	2,974	779	8,419	—	12,172
Cash and cash equivalents, beginning of period	8,420	26,299	24,751	—	59,470

Cash and cash equivalents, end of period	$11,394	$27,078	$33,170	—	$71,642

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:
•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of our Australian Subsidiaries;
•	Danka Business Finance Ltd., Danka Canada Inc. and Kalmara Inc., representing all of our Canadian subsidiaries;
•	Dankalux S.à r.L., a Luxembourg subsidiary;
•	Danka UK Plc, our primary UK operating subsidiary, and Danka Services International Ltd., a UK subsidiary; and
•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our United States Subsidiaries other than certain dormant entities. Subsidiary guarantors for fiscal year 2002 and fiscal year 2001 includes the results of our New Zealand subsidiary which was sold during fiscal 2002
(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Note 9. Contingencies

Litigation: On or about June 6, 2003, we were served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and we have sought to remove the claim to Federal court for further proceedings. We intend to vigorously defend all claims alleged by the plaintiff.

We are also subject to legal proceedings and claims which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

Note 10. Income Taxes

The decrease in the tax rate is primarily due to an increase in the valuation allowance taken in the current quarter against our deferred tax assets.

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

Based on revenue, we are one of the largest independent providers of office imaging equipment, document solutions and related services and supplies in the United States and the largest independent provider of such products and services in Europe. We offer a wide range of state of the art office imaging products, peripherals and solutions that primarily include digital and color copiers, digital and color MFPs, facsimile machines and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales.

We currently operate in 24 countries, however we exited Hungary in fiscal year 2004. Our reportable segments are the United States, Europe and International. Our European and International segments include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of these businesses in those countries in light of uncertain conditions. Should we decide to downsize or exit any of these businesses, we could incur costs in respect of severance and closure of facilities and we may also be required to recognize cumulative translation losses that would reduce our earnings, all or any of which may be material.

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

Allowances for Doubtful Accounts - We provide allowances on our accounts receivable for estimated losses. Our estimates are based upon the aging of our receivable accounts and expected write-offs due to billing adjustments to our customers. If the financial condition of any of our customers were to deteriorate and result in the impairment of their ability to make payments to us, additional allowances may be required. Subsequent to the implementation of our Vision 21/Oracle ERP system, we formulated a plan to validate the credits in our United States customer accounts from the legacy systems in the fourth quarter. The credits that we will validate may be more or less than what we have reserved for in our financial statements and may be adjusted in the fourth quarter of fiscal year 2004. The following table summarizes our net accounts receivable.

	As of
(In thousands)	December 31, 2003	March 31, 2003
Accounts Receivable	$284,321	$298,739
Allowance for Doubtful Accounts	(43,094)	(41,410)

Accounts Receivable, net	$241,227	$257,329

Allowance for Doubtful Accounts as a % of Total	15.2%	13.9%

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

Revenue Recognition—Retail equipment and related sales are recognized upon acceptance of delivery by the customer. In the case of equipment sales financed by third party finance/leasing companies or financed by us, retail equipment and related sales are recognized upon acceptance of delivery by the customer and credit acceptance by the finance/leasing company or us, if later. In addition, for the sale of certain digital equipment that requires a comprehensive setup by us before it can be used by a customer, such as a Heidelberg 9110/9150 or equivalent type of equipment, revenue is recognized upon acceptance of delivery and acceptance of installation by the customer. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon usage by the customer.

Rental operating lease income is recognized as earned over the lease term. Maintenance contract service revenues, which includes Tech Source service contract revenues, net of billing adjustments, are generally recognized ratably over the term of the underlying maintenance contracts. Under the terms of the maintenance service contract, the customer is billed a flat periodic charge and/or a usage-based fee. Revenues related to these contracts are recognized over time.

Residual Values—We perform an annual review of the unguaranteed residual values of leased equipment to verify that the recorded residual values do not exceed market valuations. If the residual value is below the market value, a reserve is charged to cost of goods sold. No residual value is recorded for used equipment.

Deferred Income Taxes—As part of the process of preparing our consolidated financial statements, we have to estimate our income and corporation taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense/loss carryforwards together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and accounting purposes. These differences and loss carryforwards may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

In accordance with Statement of Financial Accounting Standard No. 109 (“SFAS 109”), we evaluate, quarterly, the likelihood that our deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, loss of market share, the size and timing of charges related to our cost restructuring plans and the writeoff of debt issuance costs and delays in product availability or technological obsolescence. If recovery is not likely, we have to provide a valuation allowance on our deferred tax assets based on the future recoverability from tax planning strategies and our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable.

At December 31, 2003 and March 31, 2003, we had deferred tax assets in excess of deferred tax liabilities of $139.5 million and $123.2 million respectively. Management determined that it is more likely than not that $103.7 million and $89.3 million, respectively, of such net assets will be realized, resulting in a valuation allowance of $35.8 million and $33.9 million, respectively.

Approximately $228 million of future United States taxable income and approximately $43 million of future United Kingdom taxable income is ultimately needed to realize the net deferred tax assets at December 31, 2003. It is possible that we may have to record a non-cash write-off in future quarters of all or a portion of the deferred tax assets recorded at December 31, 2003.

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

We will perform our annual impairment test during the fourth quarter of our fiscal year 2004, under the requirements of Statement of Financial Accounting Standard Number 142 Goodwill and Other Intangible Assets or (“SFAS 142”).

We had goodwill of $280.2 million as of December 31, 2003. If it is determined under SFAS 142 that our goodwill is impaired, we will be required to write-down the value of such goodwill in amounts that could be material.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Retail equipment and related sales	34.6%	34.5%	34.7%	33.5%
Retail service	47.3	49.3	48.4	50.4
Retail supplies and rentals	10.6	9.9	9.8	10.2
Wholesale	7.5	6.3	7.1	5.9

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue	63.7	62.8	63.3	62.7

Gross profit	36.3	37.2	36.7	37.3

Selling, general and administrative expenses	32.8	34.0	35.1	34.3
Amortization of intangible assets	—	—	—	—
Restructuring charges (credits)	6.1	—	2.0	(0.1)
Other (income) expense	0.6	(0.4)	—	(0.4)

Operating earnings (loss)	(3.2)	3.6	(0.4)	3.5
Interest expense	(2.4)	(2.5)	(2.6)	(2.2)
Interest income	0.1	0.1	0.1	0.1
Writeoff of debt issuance costs	—	—	(2.1)	—

Earnings (loss) before income taxes	(5.5)	1.2	(5.0)	1.4
Provision (benefit) for income taxes	(0.4)	0.3	(1.5)	0.4

Net earnings (loss)	(5.1)	0.9	(3.5)	1.0

Note: Certain prior year amounts have been reclassified to conform to the current year presentation.

The following table sets forth for the periods indicated the percentage of revenue change from the prior year:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
Retail equipment and related sales	-5.9%	-15.1%	-2.1%	-14.3%
Retail service	-10.1	-12.0	-9.2	-11.7
Retail supplies and rentals	-0.3	-9.6	-8.9	-11.9
Wholesale	12.8	8.6	14.5	5.1

Total revenue	-6.2	-11.8	-5.4	-11.8

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
Retail equipment and related sales	35.1%	34.0%	34.0%	33.9%
Retail service	38.7	40.2	40.5	40.4
Retail supplies and rentals	41.1	45.2	40.7	43.1
Wholesale	19.4	18.5	19.2	19.0

Total	36.3	37.2	36.7	37.3

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures and depreciation-amortization for each of our operating segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands)	2003	2002	2003	2002
Revenues
United States	$160,256	$185,143	$483,816	$560,637
Europe	138,519	138,135	411,291	391,263
International	32,306	29,837	92,722	92,026
Other (1)	—	—	—	—

Total Revenues	$331,081	$353,115	$987,829	$1,043,926

Gross Profit
United States	$63,516	$78,150	$196,426	$237,844
Europe	44,161	43,722	132,382	125,561
International	11,828	9,381	33,447	25,677
Other (1)	517	—	516	—

Total Gross Profit	$120,022	$131,253	$362,771	$389,082

Operating Earnings (Loss)
United States	$1,146	$9,668	$9,703	$32,225
Europe	(3,392)	7,529	6,481	20,490
International	(414)	(1,204)	(2,960)	(9,561)
Other	(7,945)	(3,175)	(17,878)	(6,074)

Total Operating Earnings (Loss)	$(10,605)	$12,818	$(4,654)	$37,080

Capital Expenditures
United States	$1,386	$9,735	$18,882	$20,248
Europe	119	3,074	5,442	6,729
International	1,454	1,779	5,206	4,617
Other (1)	1,826	25	6,342	460

Total Capital Expenditures	$4,785	$14,613	$35,872	$32,054

Depreciation and Amortization
United States	$7,341	$8,275	$21,448	$26,326
Europe	4,593	3,129	10,239	9,999
International	2,187	2,525	6,462	6,627
Other (1)	457	62	1,125	160

Total Depreciation and Amortization	$14,578	$13,991	$39,274	$43,112

(1)	Other includes corporate expenses, foreign exchange gains/losses and corporate assets. The restructuring charge/(credit) is being recognized by the applicable business segment.

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) margin percentages for each of our operating segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
Gross profit margin
United States	39.6%	42.2%	40.6%	42.4%
Europe	31.9	31.7	32.2	32.1
International	36.6	31.4	36.1	27.9

Operating earnings (loss) margin
United States	0.7%	5.2%	2.0%	5.7%
Europe	-2.4	5.5	1.6	5.2
International	-1.3	-4.0	-3.2	-10.4

The following table sets forth for the periods indicated the percentage of revenue change over the year-ago period for each of our operating segments:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
United States	-13.4%	-18.0%	-13.7%	-16.0%
Europe	0.3	1.0	5.1	-4.0
International	8.3	-20.1	0.8	-18.1

Total revenue	-6.2	-11.8	-5.4	-11.8

Three Months Ended December 31, 2003 compared to the Three Months Ended December 31, 2002

Revenue

Total revenue for the third quarter of fiscal 2004 declined by $22.0 million or 6.2% to $331.1 million from $353.1 million in the year-ago quarter with the United States segment down 13.4%, the European segment up 0.3% and the International segment up 8.3%. During the third quarter of fiscal year 2004, 48.4% of our revenue was generated by our United States segment, 41.8% by our European segment and 9.8% by our International segment. Our total revenue in the current year third quarter was impacted by a $25.1 million foreign currency benefit of which Europe contributed $20.3 million and International contributed $4.8 million over the year-ago quarter. Partially offsetting the overall revenue decline was a foreign currency benefit of 7.1 percentage points for Danka overall, 14.7 percentage points for Europe and 16.1 percentage points for International.

Retail equipment and related sales revenue decreased by $7.2 million or 5.9% to $114.6 million, which includes a currency benefit of 6.1 percentage points. The United States segment was down 5.8%, the European segment down 11.8% and the International segment up 16.4%. The decrease in the United States and Europe was due to a competitive marketplace and the goal of achieving higher margins, which resulted in lower sales for the quarter. Partially offsetting the revenue decline was a foreign currency benefit of 13.1 percentage points for Europe and 18.7 percentage points for International.

Retail service revenue declined by $17.6 million or 10.1% to $156.5 million, which includes a currency benefit of 6.3 percentage points. The United States segment was down 18.4%, the European segment up 1.6% and the International segment down 4.4%. This decrease was due to the continuing industry-wide conversion from analog-to-digital equipments. Partially offsetting the revenue decline was a foreign currency benefit of 14.6 percentage points for Europe and 14.1 percentage points for International.

Retail supplies and rental revenues declined by $0.1 million or 0.3% to $35.0 million, which includes a currency benefit of 7.5 percentage points. The United States segment was down 15.8%, the European segment up 13.3% and the International segment up 16.2%. These decreases were primarily due to the past downsizing of the capital intensive United States and European rental business and a reduction in our United States supplies business. Partially offsetting the revenue decline was a foreign currency benefit of 14.1 percentage points for Europe and 15.2 percentage points for International.

Wholesale revenue for the third quarter of fiscal 2004 increased by $2.8 million or 12.8% to $25.0 million attributable to a $4.0 million foreign currency benefit offset by reduced business activity.

Gross Profit

Our total gross profit margin decreased to 36.3% in the third quarter ended December 31, 2003 from 37.2% in the year-ago quarter. The decrease in our profit margin is primarily due to lower margins for our service activity, a decrease in United States equipment leasing income of approximately $2.0 million related to lease and residual equipment payments from a diminishing external lease funding program, which contributed $2.4 million to gross margins in the year-ago quarter offset, in part, by higher margin equipment sales and a foreign currency benefit of $8.4 million. The gross profit margin for the United States segment decreased to 39.6% from 42.2%, while the European segment increased slightly to 31.9% from 31.7% and the International segment increased to 36.6% from 31.4%. The total International gross profit percentage for the year-ago period was adversely affected by a $3.4 million charge that consisted primarily of inventory and residual write-downs in Canada.

The retail equipment and related sales margin increased to 35.1% in the third quarter from 34.0% in the year-ago quarter, primarily due to the shift in the mix of our sales toward higher margin equipment sales in our European and International segments and the non-recurrence of a $1.9 million write-down of retail equipment inventory in our International segment in the year-ago period partially offset by lower leasing income in the United States. Retail service margins decreased to 38.7% in the third quarter from 40.2% in the year-ago quarter primarily due to the United States segment offset, in part, by improved operational efficiency in the European segment. Retail supplies and rental margins decreased to 41.1% in the third quarter from 45.2% in the year-ago quarter due to unfavorability in our European segment. Wholesale margins increased to 19.4% in the third quarter from 18.5% in the year-ago quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the third quarter of fiscal 2004 decreased by $11.2 million or 9.3% to $108.7 million from $119.9 million in the year-ago quarter due to the ongoing cost reduction efforts, the progress in the implementation of our worldwide cost reduction program and $3.0 million of one-time favorable pension adjustments in our European segment. The cost reduction program allowed us to reduce our compensation expense, lower our professional fees, and lower our facility costs. The foreign currency movement increased SG&A by 6.0 percentage points or $7.2 million. As a percentage of total revenue, SG&A expenses decreased to 32.8% from 34.0% primarily due to our revenue decreasing faster than our costs decreased.

Restructuring Charges

In the third quarter of fiscal year 2004, we formulated a plan to significantly reduce our operating costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States, Europe and International businesses. As part of that plan, we recorded a $20.0 million restructuring charge in the third quarter of fiscal year 2004 that included $8.9 million related to employee severance and $11.1 million related to future facility lease obligations that were vacated by December 31, 2003. The cash payments for the employee severance and real estate facilities will be made over the next two years.

Other (Income) Expense

Other expense was $1.9 million for the third quarter of fiscal 2004 compared to other income of $1.5 million in the year-ago quarter. Other expense consisted primarily of a $1.9 million write-off of trademark costs associated with the Kodak acquisition while other income for the year-ago quarter included a foreign currency gain of $1.6 million.

Operating Earnings (Loss)

For the third quarter of fiscal 2004, operating loss was $10.6 million compared to earnings of $12.8 million in the year-ago quarter. The $20.0 million restructuring charge was the primary reason for the $23.4 million decrease in operating earnings.

Interest Expense

Interest expense decreased by $0.8 million to $7.9 million for the third quarter of fiscal 2004 from $8.7 million in the year-ago quarter. The decrease was due to a lower level of total indebtedness.

Income Taxes

We recorded an income tax benefit of $1.2 million for the third quarter of fiscal 2004 compared to a $1.2 million income tax provision for the year-ago quarter. The combined effective income tax rate was 6.4% for the current quarter as compared to 27.1% for the year-ago quarter. The decrease in the tax rate is primarily due to an increase in the valuation allowance taken in the current quarter against our deferred tax assets.

Earnings (Loss)

For the third quarter of fiscal 2004, we generated a net loss of $16.9 million compared to net earnings of $3.3 million in the year-ago quarter. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss attributable to common shareholders of $0.35 per ADS in the third quarter of fiscal 2004 compared to a net loss available to common shareholders of $0.02 per ADS in the year-ago quarter.

Nine Months Ended December 31, 2003 compared to the Nine Months Ended December 31, 2002

Revenue

Total revenue for the first nine months of fiscal 2004 declined by $56.1 million or 5.4% to $987.8 million from $1,043.9 million in the year-ago period. The United States segment was down 13.7%, the European segment up 5.1% and the International segment up 0.8%. During the first nine months of fiscal year 2004, 49.0% of our revenue was generated by our United States segment, 41.6% by our European segment and 9.4% by our International segment. Our total revenue in the current period was impacted by a $68.9 million foreign currency benefit of which Europe contributed $58.8 million and International contributed $10.1 million over the year-ago quarter. Partially offsetting the overall revenue decline was a foreign currency benefit of 6.6 percentage points for Danka overall, 15.0 percentage points for Europe and 11.0 percentage points for International.

Retail equipment and related sales revenue decreased by $7.3 million or 2.1% to $342.6 million, which includes a currency benefit of 6.2 percentage points. The United States segment was down 6.7%, the European segment up 4.6% and the International segment up 2.2%. This overall decrease was primarily due to decreased revenues in the United States segment resulting from a competitive marketplace, and the goal of achieving higher margins, which resulted in lower sales for the period. Partially offsetting the revenue decline was a foreign currency benefit of 14.8 percentage points for Europe and 13.6 percentage points for International.

Retail service revenue declined by $48.3 million or 9.2% to $477.7 million, which includes a currency benefit of 5.7 percentage points. The United States segment was down 16.4%, the European segment up 2.7% and the International segment down 8.0%. This overall decrease was primarily due to the continuing industry-wide conversion from analog-to-digital equipment. Partially offsetting the revenue decline was a foreign currency benefit of 14.7 percentage points for Europe and 9.5 percentage points for International.

Retail supplies and rental revenues declined by $9.5 million or 8.9% to $97.2 million, which includes a currency benefit of 5.3 percentage points. The United States segment was down 24.3%, the European segment up 2.9% and the International segment up 12.7%. The overall decrease was primarily due to the past downsizing of the capital intensive United States and European rental business. Partially offsetting the revenue decline was a foreign currency benefit of 12.1 percentage points for Europe and 9.2 percentage points for International.

Wholesale revenue for the first nine months of fiscal 2004 increased by $8.9 million or 14.5% to $70.3 million due to a $11.2 million foreign currency benefit offset by reduced business activity.

Gross Profit

Our total gross profit margin decreased to 36.7% in the first nine months ended December 31, 2003 from 37.3% in the year-ago period. The decrease in our profit margin is primarily due to a shift in the first quarter of the mix of our sales toward lower margin, large enterprise accounts in the United States, lower margins for our retail supplies and rental activity and a decrease in United States equipment leasing income of approximately $8.8 million related to lease and residual equipment payments from a diminishing external lease funding program, which contributed $10.6 million to gross margins in the year-ago period offset by higher margin sales of equipment in the second and third quarters and a $21.8 million foreign currency benefit. The gross profit margin for the United States segment decreased to 40.6% from 42.4%, while the European segment increased to 32.2% from 32.1% and the International segment increased to 36.1% from 27.9%. The total and International gross profit percentage for the year-ago period was adversely affected by a $3.4 million charge that consisted primarily of inventory and residual write-downs in Canada.

The retail equipment and related sales margin increased to 34.0% in the first nine months from 33.9% in the year-ago period due to a shift in the mix of our sales toward lower margin equipment sales in the first quarter offset by higher margin sales in the second and third quarter and the non-recurrence of a $1.9 million write-down of inventory in our International division in the year-ago period. This increase was partially offset by lower leasing income in the United States. Retail service margins increased slightly to 40.5% in the first nine months from 40.4% in the year-ago period primarily due to operational efficiencies in the European segment and the non-recurrence of a $0.9 million write-down of inventory in our International segment in the year-ago period. Retail supplies and rental margins decreased to 40.7% in the first nine months from 43.1% in the year-ago period due to rental and supply margin unfavorability in our European segment and rental margin unfavorability in the International segment offset in part by rental margin favorability in the United States. Wholesale margins decreased to 19.2% in the first nine months from 19.0% in the year-ago period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the first nine months of fiscal 2004 decreased by $11.3 million to $346.3 million from $357.7 million in the year-ago period due to the ongoing cost reduction efforts, the progress in the implementation of our worldwide cost reduction program and $3.0 million of one-time favorable pension adjustments in our European segment. The cost reduction program allowed us to reduce our compensation expense and lower our professional and facility fees. The foreign currency changes increased SG&A by 5.4 percentage points or $19.2 million. As a percentage of total revenue, SG&A expenses increased to 35.1% from 34.3% due to our revenue decreasing faster than our costs decreased.

Restructuring Charges

In the third quarter of fiscal year 2004, we formulated a plan to significantly reduce our operating costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States, Europe and International businesses. As part of that plan, we recorded a $20.0 million restructuring charge in the third quarter of fiscal year 2004 that included $8.9 million related to employee severance for and $11.1 million related to future facility lease obligations that were vacated by December 31, 2003. The cash payments for the employee severance and real estate facilities will be made over the next two years.

We reversed $0.6 million of restructuring charges for facilities and severance during the first nine months of fiscal year 2004 due to employee attrition and a lower estimate of facility charges. This reversal included $0.2 million for severance within the 2002 plan, $0.3 million for facilities within the 2002 plan and $0.1 million for facilities within the 2001 plan. We reversed $0.6 million of restructuring charges for facilities and severance during the first nine months of fiscal year 2003 due to employee attrition and a lower estimate of facility charges. This reversal included $0.1 million for severance/facilities within the 2002 plan, $0.3 million for facilities within the 2001 plan and $0.2 million for severance within the 1999 plan.

Other (Income) Expense

Other expense increased to $1.7 million for the first nine months of fiscal 2004 from income of $5.1 million in the year-ago period. Other expense for the current fiscal year included a foreign currency gain of $0.4 million and the write-off of $1.9 million of trademark costs associated with the Kodak acquisition while other income for the year-ago period included a foreign currency gain of $6.0 million.

Operating Earnings (Loss)

For the first nine months of fiscal 2004, the operating loss was $4.7 million compared to earnings of $37.1 million in the year-ago period. The $41.7 million decrease was partially due to the $20.0 million restructuring charge.

Interest Expense and Interest Income

Interest expense increased by $2.7 million to $25.8 million for the first nine months of fiscal 2004 from $23.0 million in the year-ago period. The increase was due to higher interest rates resulting from the recent debt refinancing and a higher level of indebtedness. Interest income increased by $0.2 million from the year-ago period.

Writeoff of Debt Issuance Costs

In the second quarter of fiscal 2004, we wrote-off $20.6 million of debt issuance costs relating to the early repayment of our old credit facility.

Income Taxes

We recorded an income tax benefit of $15.0 million for the first nine months of fiscal 2004 compared to a $4.0 million income tax provision for the year-ago period. The combined effective income tax rate was 30.0% for the first nine months as compared to 27.0% for the year-ago period. The increase in the tax rate is primarily due to a change in the mix of earnings generated in different countries in the current period and the reversal of $3.2 million of foreign tax accruals.

Earnings (Loss)

For the first nine months of fiscal 2004, we generated a net loss of $35.0 million compared to net earnings of $10.8 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss attributable to common shareholders of $0.79 per ADS in the first nine months of fiscal 2004 compared to a net loss available to common shareholders of $0.04 per ADS in the year-ago period.

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

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. During the third quarter of fiscal 2004, 51.6% of our revenue was generated outside the United States with 35.0% of our revenue generated in Euro countries, 6.8% in the United Kingdom, and 9.8% in other foreign locations. We generated 47.6% of our revenue for the third quarter of fiscal 2003 outside the United States with 31.7% generated in Euro countries, 7.5% in the United Kingdom, and 8.4% in other foreign locations.

During the first nine months of fiscal 2004, approximately 51.0% of our revenue was generated outside the United States with 34.0% of our revenue generated in Euro countries, 7.6% in the United Kingdom, and 9.4% in other foreign locations. We generated 46.3% of our revenue for the first nine months of fiscal 2003 outside the United States with 30.0% generated in Euro countries, 7.5% in the United Kingdom, and 8.8% in other foreign locations.

In comparing the average exchange rates between the first nine months of fiscal 2004 and the year-ago period, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 18.9% and 7.6%, respectively. The change in exchange rates positively impacted revenue by approximately $68.9 million. The strengthening of the Euro and United Kingdom pound since March 31, 2003 was the primary reason for the $28.5 million decrease in cumulative currency translation losses in shareholders’ equity for the first nine months of fiscal year 2004.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the Euro and the United Kingdom pound. Based on the outstanding balance of our inter-company loans at March 31, 2003, a change of 1% in the exchange rate for the Euro and United Kingdom pound would cause a change in our foreign exchange result of approximately $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European, South American and Central American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.4 million gain in the first nine months of fiscal 2004 and a $6.0 million gain in the first nine months of fiscal 2003.

Liquidity and Capital Resources

Our generation and use of cash is cyclical within a quarter. We generate a significant portion of our cash toward the end of each quarter while our use of cash is more evenly spread over the quarter with a greater use of cash toward the beginning of the quarter. In the first and third quarter of every fiscal year, we must make interest payments of $12.9 million for our 10% subordinated notes and the 11% senior notes.

As of December 31, 2003, we had approximately $13.4 million in letters of credit outstanding. In connection with the issuance of the senior notes and the establishment of the Fleet credit facility, we were required to post $14.1 million in cash collateral with Bank of America to secure such letters of credit under the Fleet credit facility. The $14.1 million of cash collateral is included in “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets as of December 31, 2003. In January 2004, we subsequently reduced the cash collateral to $4.8 million by issuing a letter of credit under our ABN facility.

The following summarizes our cash flows for the first nine months of fiscal year 2004 and 2003 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

(In Thousands)	December 31, 2003	December 31, 2002
Net cash provided by operating activities	$52,273	$121,849

Net cash used in investing activities	(35,166)	(31,591)

Net cash provided by/(used in) financing activities	747	(81,875)

Effect of exchange rates	5,708	3,789

Net increase/(decrease) in cash and cash equivalents	23,562	12,172

Cash and cash equivalents, beginning of period	81,493	59,470

Cash and cash equivalents, end of period	$105,055	$71,642

Cash provided by operations continues to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow provided by operating activities was $52.3 million and $121.8 million for the first nine months of fiscal year 2004 and 2003, respectively. The $69.6 million decrease in fiscal 2004 operating cash flow was primarily due to the reduction in net income, the timing of payments to our vendors, and less cash collected from our working capital.

Net cash flow used in investing activities was $35.2 million and $31.6 million for the first nine months of fiscal year 2004 and 2003, respectively. The increase in fiscal 2004 cash outlays from investing activities was primarily due to increased spending for property, plant and equipment related, in part, to the Vision 21 project and the new United States headquarters.

Net cash flow provided by financing activities was $0.8 million compared to net cash flow used in financing activities of $81.9 million for the first nine months of fiscal year 2004 and 2003, respectively. In fiscal 2004, we generated cash from financing activities due to net proceeds generated from refinancing our debt and the use of capital leases to complete our new United States headquarters. In fiscal year 2003, we were focused on reducing our debt.

The Oracle ERP implementation will permit us to issue customer statements in the United States and more readily reconcile customer accounts. The reconciliation of our United States customer accounts is expected to result in the issuance of customer refunds or other payments over the next several quarters, which is not expected to be material.

Fiscal Year 2004 Charge: In the third quarter of fiscal year 2004, we formulated a plan to significantly reduce our SG&A costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States, Europe and International businesses. As part of that plan, we recorded a $20.0 million restructuring charge in the third quarter of fiscal year 2004 that included $8.9 million related to severance for employees and $11.1 million related to future lease obligations for facilities that were vacated by December 31, 2003. We expect these costs to be paid over the next two years but with most of the costs to be paid over the next three quarters. As part of this cost reduction plan and other cost saving initiatives, the company expects to generate total annual savings of approximately $40 to $45 million, primarily resulting from headcount and facility reductions. Cash outlays for the employee severance during fiscal year 2004 were $0.9 million. Substantially all of these employee reductions were completed by December 31, 2003 but approximately $8.1 million of severance payments will be made over the next two years. Cash outlays for the remaining term of the facility leases during fiscal year 2004 were $0.1 million. The remaining liability of the 2004 restructuring charge is categorized within “Accrued expenses and other current liabilities.” The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

(In thousands)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2003
Severance	$8,895	$(840)	$—	$8,055
Future lease obligations on facility closures	11,151	(205)	—	10,946

Total	$20,046	$(1,045)	$—	$19,001

2004 Restructuring Severance Charge by Operating Segment:

(In thousands)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2003
United States	$4,853	$(495)	$—	$4,358
Europe	3,287	(254)	—	3,033
International	611	(91)	—	520
Other	144	—	—	144

Total	$8,895	$(840)	$—	$8,055

2004 Restructuring Facility Charge by Operating Segment:

(In thousands)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2003
United States	$2,293	$(87)	$—	$2,836
Europe	4,253	(41)	—	4,212
International	58	—	—	58
Other	3,917	(77)	—	3,840

Total	$10,521	$(205)	$—	$10,946

In addition to the cost reduction plan announced in the third quarter of fiscal year 2004, we will take immediate additional steps designed to further reduce our SG&A costs. These further reductions will be focused in all segments of the business and are expected to result in an additional restructuring charge in the fourth quarter of fiscal year 2004 ranging from $20 to $25 million. We expect these costs to be paid over the next two years, but with most of the costs to be paid within the next four quarters. These actions are expected to provide additional annual savings of up to $11 million when fully implemented. These reductions primarily result from a decrease of approximately 375 employees or approximately 5% of the workforce. These additional steps will be instrumental in Danka being in a position to achieve its longer-term goal of lowering SG&A to 30% of revenue.

The following table sets forth our future payments for the following contractual obligations:

Contractual Obligations	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
(in 000’s)
Senior Notes	$175,000	$—	$175,000
Notes Payable	64,520	—	64,520
Capital Leases and other Long-Term Obligations	8,781	2,405	6,376

Total Contractual Obligations	$248,301	$2,405	$245,896

On June 14, 2002, we entered into an amended and restated credit facility, or the old credit facility, with our then-existing senior bank lenders to provide us with financing through March 31, 2006. The entire balance of the old credit facility was repaid on July 1, 2003 upon the issuance of our senior notes as described below. The interest rate for each interest period, as defined in the old credit facility, was LIBOR plus 8.25%.

We paid $11.2 million in bank fees and $6.6 million in third party fees in our 2002 fiscal year relating to the old credit facility. We also paid $20.4 million in bank fees related to the old credit facility during fiscal year 2003. In June 2003, we paid our banks $1.7 million as our commitment fee under the old credit facility which was equal to 1.0% of the total commitments on June 30, 2003. These fees were being amortized over the term of the old credit facility, and at June 30, 2003, we had $20.6 million of unamortized debt issuance costs, anniversary fees and amendment fees. These fees were charged to earnings in the quarter ended September 30, 2003 as the related debt was paid off in full.

On July 1, 2003, we repaid the old credit facility with the net proceeds from the offering of $175 million aggregate principal amount of our senior notes that were sold at a price of 97.6% of the aggregate principal amount, generating a $4.1 million discount. On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon senior subordinated notes due April 1, 2004 specifying a redemption price of par value of the zero coupon notes. We redeemed all of the outstanding zero coupon notes on August 18, 2003.

The senior notes have a fixed annual interest rate of 11.0% and interest payments for the senior notes will be paid every six months on June 15 and December 15, which commenced December 15, 2003. The senior notes mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our United States subsidiaries other than certain dormant entities. Under the terms of the indenture governing the senior notes, if we sell certain assets or experience specific kinds of changes of control, we may be required to offer to repurchase the senior notes at the prices and as provided in the indenture plus accrued and unpaid interest, and additional amounts, if any, to the date of repurchase. The indenture governing the senior notes includes negative covenants that will restrict our ability to, among other things, incur additional indebtedness, create liens, pay dividends (other than payment-in-kind dividends on our participating shares) and sell or make certain dispositions of assets.

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

If we are not able to convert our participating shares into ordinary shares on December 17, 2010 and are required to pay the liquidation value for the participating shares on that date and are required to pay the $175 million of senior notes in June 2010, then it is likely we will pursue financing arrangements to satisfy such requirements or seek to modify such requirements.

We incurred $8.5 million in debt issuance costs in fiscal year 2004 relating to the senior notes. We are amortizing these costs over the term of the senior notes. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. In addition, under the terms of the Fleet credit facility, extensions of credit to the borrowers will be further limited to the lesser of the commitment and the borrowing base, in each case subject to a minimum availability reserve equal to $20.0 million. Accordingly, unless the lenders otherwise agree, at no time can credit available under the Fleet credit facility exceed $30.0 million. As of December 31, 2003, the borrowing base for the credit facility was $14.9 million and we had no borrowings under the Fleet credit facility.

On December 31, 2003, we entered into a one year letter of credit facility with ABN for €15 million (US $18.7 million) and an open term €10 million (US $12.5 million) credit facility available for general working capital uses including overdrafts. These facilities are secured by certain of our Netherlands and Belgium subsidiaries’ assets. The availability of the credit facilities are subject to a borrowing base, which totaled approximately €12 million as of December 31, 2003. The €15 million (US $18.7 million) letter of credit facility bears a commission of 1.25% while the €10 million (US $12.5 million) general credit facility bears interest at ABN’s Euro base rate plus 1.25%. ABN’s Euro base rate as of December 31, 2003 was 4.5%.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of December 31, 2003, the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 26.7% of the total voting power of our capital stock which includes an additional 62,585 participating shares in respect of payment-in-kind dividends.

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

We are an English company and, under English law, we are allowed to pay cash dividends to shareholders only if as determined by reference to our financial statements prepared in accordance with U.K. GAAP:

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the year ended March 31, 2002, we were obligated for penalty payments of approximately $0.2 million. We were not required to make any penalty payments for the year ended March 31, 2003. We have not accrued any penalty payments for the nine months ended December 31, 2003.

Our agreement with GECC requires us to maintain a consolidated net worth at or above specified levels during specified time periods, and a failure by us to maintain such consolidated net worth as provided under the GECC agreement may result in a termination event under the GECC agreement.

Market Risk Management

Interest Rate Risk

Our exposure to interest rate risk primarily relates to our Fleet and ABN credit facilities. The Fleet credit facility bears interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The applicable interest rate margin on loans for which interest is calculated by reference to the base or prime rate, or base rate loans, will range from 0% to 0.50% per annum, and the applicable interest rate margin on loans for which interest is calculated by reference to the LIBOR rate, or LIBOR rate loans, will range from 1.75% to 2.50% per annum, in each case based on average adjusted availability, or availability under the Fleet credit facility plus cash. As of December 31, 2003, we did not have a balance outstanding under the Fleet credit facility. The ABN credit facility bears interest at an annual rate equal to ABN’s Euro base rate plus 1.25%. As of December 31, 2003, we did not have a balance outstanding under either of the credit facilities discussed above. ABN’s Euro base rate as of December 31, 2003 was 4.5%.

Currency Exchange Risk

We are a multinational corporation. Therefore, foreign exchange risk arises as a normal part of our business. We strive to reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first nine months of fiscal year 2004 were positively impacted by a $68.9 million foreign currency movement, primarily due to the strengthening of the Euro and the United Kingdom pound against the dollar.

Generally, we do not enter into forward and option contracts to manage our exposure to foreign currency fluctuations. At December 31, 2003, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the two year period ended December 31, 2003, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Seasonality

We have experienced some seasonality in our business. Our European and Canadian operations have historically experienced lower revenue for the second quarter of our fiscal year, which is the three month period ended September 30th. This is primarily due to increased vacation time by European and Canadian residents during July and August. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during that period.

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

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires mandatorily redeemable instruments to be classified as liabilities if they embody an obligation outside the control of the issuer and the holder to redeem the instrument by transferring cash or other assets and if the obligation is required to be redeemed at a specified or determinable date or upon an event certain to occur. We adopted the provisions of Statement 150 in the second quarter of our fiscal year 2004. Since the holders of our 6.5% convertible participating shares can only require the company to redeem the shares for cash upon events not certain to occur, such shares are not currently required to be classified as a liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facilities while the senior notes and the 10% subordinated notes bear a fixed rate. Other than as described below, there have been no material changes to the information under Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

On July 1, 2003, we repaid our old credit facility with the net proceeds from the offering of $175 million aggregate principal amount of senior notes that were sold at a price of 97.6% of the aggregate principal amount. The senior notes have a fixed annual interest rate of 11.0% and interest payments for the senior notes will be paid every six months on June 15 and December 15, which commenced December 15, 2003. The senior notes mature on June 15, 2010.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. The Fleet credit facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon.

On December 31, 2003, we entered into a one year letter of credit facility with ABN for €15 million (US $18.7 million) and a open term €10 million (US $12.5 million) credit facility available for general working capital uses including overdrafts. These facilities are secured by certain of our Netherlands and Belgium subsidiaries’ assets. The availability of the credit facilities are subject to a borrowing base, which totaled approximately €12 million as of December 31, 2003. The €15 million (US $18.7 million) letter of credit facility bears a commission of 1.25% while the €10 million (US $12.5 million) credit facility bears interest at ABN’s Euro base rate plus 1.25%.

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

As of March 31, 2003, we were advised by our independent public auditors of a “reportable condition” under standards established by the American Institute of Certified Public Accountants related to certain matters involving our internal control and operations. Such condition relates to continuing deficiencies in the design and operation of internal controls as they relate to our United States billing and issuance of credits against accounts receivable. We acknowledge this condition, which has been reported to our audit committee. With the completion of the implementation of the Oracle ERP System, we believe that we are in the process of identifying and correcting those internal control issues that generated the reportable condition.

APPROVAL OF NON-AUDIT SERVICES

The audit committee approved KPMG Audit Plc and its affiliates to perform services regarding local statutory audits and assist in certain tax issues during the six months ended September 30, 2003. In the third quarter of fiscal year 2004, Ernst & Young LLP was approved by the audit committee to perform local statutory audits and assist in certain tax issues for the remainder of fiscal year 2004. Ernst & Young LLP has also provided us assistance in certain tax issues for the past several years.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plan to achieve and maintain cost savings; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance and unify our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any inability to comply with the financial or other covenants of in our debt instruments (xvi) any incurrence of tax liabilities beyond our current expectations, which could adversely affect our liquidity; (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by past or future terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xviii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

We are also subject to legal proceedings and claims which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual general meeting of the shareholders of Danka Business Systems PLC was held on December 12, 2003. At the meeting, the following actions were taken by the shareholders:

1.	Jaime W. Ellertson was re-elected as Director of the Company. The voting on the resolution was as follows:

FOR	143,912,305

AGAINST	2,507,225

ABSTAIN	0

2.	J. Ernest Riddle was re-elected as Director of the Company. The voting on the resolution was as follows:

FOR	141,940,032

AGAINST	4,251,091

ABSTAIN	230,197

3.	James L. Singleton was re-elected as Director of the Company. The voting on the resolution was as follows:

FOR	138,648,816

AGAINST	6,311,384

ABSTAIN	1,461,492

The following directors continued their term of office after the meeting: Kevin C. Daly, Michael B. Gifford, Richard M. Haddrill, Christopher B. Harned, W. Andrew McKenna, Jaime W. Ellertson, Ernest Riddle, and James L. Singleton.

4.	Ernst & Young LLP was appointed as our auditor for fiscal year 2004, and the Board of Directors was authorized to fix the auditor’s remuneration. The voting on the resolution was as follows:

FOR	144,992,567

AGAINST	1,565,209

ABSTAIN	0

5.	The Board of Directors was granted the authority to allot securities up to an aggregate nominal amount of £851,299. The voting on the resolution was as follows:

FOR	143,582,598

AGAINST	2,878,710

ABSTAIN	0

6.	The Board of Directors was granted the authority to allot equity securities, subject to certain limitations, without providing certain pre-emptive rights. The voting on the resolution was as follows:

FOR	131,574,800

AGAINST	14,468,784

ABSTAIN	348,200

7.	The Director’s Remuneration report for fiscal year 2003 was approved. The voting on the resolution was as follows:

FOR	122,643,832

AGAINST	22,405,785

ABSTAIN	1,359,447

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated October 17, 2003 (Items 4 and 7).

Current Report on Form 8-K dated November 12, 2003 (this Item 12 Current Report was furnished to the SEC).

Amendment to Current Report on Form 8-K/A dated November 19, 2003 (Items 4 and 7).

Current Report on Form 8-K dated December 19, 2003 (Items 5).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: February 16, 2004	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)