Form 10-K
period 2004-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2004-06-14
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004.

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

(727) 622-6003 in the United States

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

The aggregate market value of voting shares held by non-affiliates of the registrant as of September 30, 2003 was $151,247,078 based on the average bid and asked prices of American Depositary Shares or ADSs, as quoted on the NASDAQ SmallCap Market. As of June 1, 2004, the registrant had 251,006,895 ordinary shares outstanding, including 49,033,707 represented by ADSs. Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts.

DANKA BUSINESS SYSTEMS PLC

Annual Report on Form 10-K for March 31, 2004

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plan to achieve and maintain cost savings; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute, new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance, unify and effectively utilize our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity; (xvi) any inability to comply with the financial or other covenants in our debt instruments; (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by past or future terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xviii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

RISK FACTORS

Business Strategy—We believe that in order to stay competitive and generate positive earnings and cash flow, we must successfully implement the strategies discussed elsewhere in this annual report.

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

Profitability—We generated an operating loss from continuing operations during the year ended March 31, 2004 (fiscal 2004) of $34.5 million compared to operating earnings from continuing operations of $44.9 million in the prior year. The operating loss from continuing operations for fiscal year 2004 included a $50.0 million restructuring charge.

We believe that our results for fiscal year 2004 were impacted in large part by:

•	increased competition as a result of technology convergence, including the continued shift to digital multi-function peripherals or MFPs, lower number of machines in field, or MIF, an increase in the migration of copy volume from traditional stand-alone copiers to network printers resulting in lower service and supplies revenue, and manufacturers selling on a direct basis;

•	our decision to reduce our sales force and the number of geographic locations and markets that we serve;

•	reduced new retail equipment and related sales revenue as a result of our focus on higher margin transactions;

•	lower rental revenues resulting from a reduction in the investment in our rental activities;

•	weak global economic conditions which resulted in reduced or delayed capital spending by customers;

•	the delay in the implementation of and significant investment in our United States Vision 21/Oracle ERP Phase I program (which was substantially completed in October 2003) and the ancillary costs related to the program;

•	the costs associated with the disposal of certain under-performing business units;

•	the costs to restructure and reduce costs in our organization;

•	investments in our growth initiatives, such as Professional Services, Danka @ the Desktop and TechSource; and

•	Poor execution in the billing and collection of receivables from some of our customers.

If we continue to incur losses in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

Restructuring of Operations—We have implemented a plan to reduce costs in order to become competitive within our industry. This cost reduction plan involves, among other things, significant headcount reductions, the exit of certain non-strategic facility locations and the consolidation of many back-office functions into more centralized locations. If we fail to successfully implement our cost restructuring plan, including the timely sublease of vacant facilities, and fail to achieve our other long-term cost reduction goals, then we may not reduce costs quickly enough to become competitive within our industry, may lose valuable institutional knowledge, bear the risk of additional costs and expenses and incur a breakdown in our business and operational functions, including certain critical back-office operations, any of which could result in negative consequences to our customer service and operating results.

Economic Uncertainty—The profitability of our business is susceptible to uncertainties in the global economy. Overall demand for our products and services and their profit margins may decline as a direct result of an economic recession, inflation, interest rates or governmental fiscal policy. As a result, our customers may reduce or delay capital expenditures for our products and services.

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

Furthermore, there is a trend arising within the industry to offer on-demand pricing where the customer does not buy or lease the equipment. Rather, the customer is only charged for the number of images produced by the equipment. This trend could require us to increase our rental equipment investments in order to remain competitive.

Additionally the competitive environment creates a risk of employee retention, especially in the sales and service areas. This risk could lead to increased turnover of employees or increased compensation expense.

Technological Changes—The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry has changed from analog to digital copiers, MFPs and printers. Most of our digital products replace analog products, which have historically been a significant percentage of our MIF. Digital copiers and MFPs are increasingly more reliable than analog copiers and require less maintenance. This has contributed, in part, to a decline in our service contract revenue, which has traditionally formed a significant portion of our revenues. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete.

Another industry change that has been fueled by technological changes, such as the advent of e-mail and the Internet, is the migration of copy volume from traditional stand-alone copiers to network printers as end users print distributed documents on printers linked directly to their personal computers as opposed to receiving copies of such documents that were copied on a traditional stand-alone copier. We will need to provide comprehensive solutions to our customers, such as offering digital copiers, MFPs and printers that are directly linked to their networks, in order to remain competitive. Finally, the speed of technological changes has caused us in the past, and may cause us in the future, to accelerate the write down of our inventory, including, but not limited to, showroom, rental and other equipment and related supplies and parts including parts and supplies for our TechSource initiative, as a result of obsolescence. In order to remain competitive, we must quickly and effectively respond to changing technology. Otherwise, such developments of technologies in our industry may impair our business, financial condition, results of operations or competitive position.

Third Party Financing Arrangements—A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. With respect to our qualified United States customers, we have an agreement with General Electric Capital Corporation, or GECC, under which GECC has agreed to provide financing to our United States customers to purchase equipment from us. Although we have other financing arrangements in place, GECC finances a significant part of our United States business. GECC has current and prospective lease financing agreements with our competitors. If these agreements result in more favorable terms to our competitors than our current agreement with GECC, we may be placed at a competitive disadvantage within the industry in arranging third party financing to our customers, which could negatively affect our operating results. With respect to our customers outside the United States, we have country by country arrangements with various third party finance and leasing companies.

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

Information Systems—Our European and International operations run on numerous disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems are labor intensive and expensive. As such, we are evaluating what information system investments we should make for the countries within our European and International operations. We have determined that we need to upgrade our information systems in Italy, Germany, the United Kingdom, France, Austria, the Netherlands and other countries and expect to spend approximately between $6 million and $10 million for such upgrades. The failure to solve our management information and billing system problems in our European and International divisions could materially and adversely affect our business, financial position or results of operations.

Due to the delayed investment in our information systems, we have not properly invested in world-wide disaster recovery systems. In the event that one or more of our business systems were to fail, we would be at risk of losing valuable business knowledge in the locations where the failure occurred.

Business Processes and Policies—Our rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on and investment in our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and inconsistent lease classification. While we believe that some of these issues that relate to the United States have been addressed with the implementation of new manual internal control procedures and the implementation of our Oracle ERP system, which is configured with better system internal controls, there is no assurance that all of these issues will be completely corrected by such changes.

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Nexpress, Kodak and Konica. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies and for financial support in certain competitive transactions and markets which may include vendor rebates and market development funds. An inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the lack of vendor support may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices.

International Scope of Operations—Danka Business Systems PLC (also referred to herein as “Danka” or the “Company”) is incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 51% of our revenue outside the United States during fiscal year 2004. We market office imaging equipment, document solutions and related services and supplies directly to customers in 23 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Further, should we decide to downsize or exit any of these businesses, we could incur costs relating to severance and closure of facilities, and we may also be required to recognize cumulative translation losses that would reduce our earnings. We disposed of our Hungarian operations in the third quarter of fiscal year 2004 and our Polish operations in the fourth quarter of fiscal year 2004.

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

We generated 51% of our revenues outside the United States during fiscal year 2004, with the majority of these revenues denominated in either the euro or United Kingdom pound. During fiscal year 2004, the euro strengthened 18.4% against the United States dollar and the United Kingdom pound strengthened 9.5% against the United States dollar with significant positive effects on our reported revenue and income.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the United Kingdom pound. Based on the outstanding balance of our intercompany loans at March 31, 2004, a change of 1% in the exchange rate for the euro and United Kingdom pound, would cause a change in our foreign exchange gain of approximately $0.3 million.

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

Indebtedness—At March 31, 2004, we had consolidated long-term indebtedness, including current maturities of long-term debt, of $244.0 million which included $64.5 million in principal amount of 10% subordinated notes due April 1, 2008, or the subordinated notes, and $175.0 million in principal amount of senior notes, less unamortized discount of $3.8 million, or the senior notes. The subordinated notes have interest which is paid every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15, which commenced December 15, 2003.

The amount of our indebtedness could have important consequences, including the following:

•	use of a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow to fund working capital, capital expenditures, strategic initiatives and other business activities, including keeping pace with the technological, competitive and other changes currently affecting our industry;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability in making strategic acquisitions or exploiting business opportunities; and

•	limit our operational flexibility, including our ability to borrow additional funds or dispose of assets.

Senior Notes and Other Covenants—The indenture governing our senior notes, the $50 million senior secured revolving credit facility with Fleet Capital Corporation or Fleet credit facility and the €25 million ABN Amro Bank credit facility or ABN credit facility, contain covenants that, among other things, limit our ability to: incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; create liens; pay dividends or make other restricted payments; make certain investments; sell or make certain dispositions of assets or engage in sale and leaseback transactions; engage in transactions with affiliates; place restrictions on the ability of our restricted subsidiaries to pay dividends, or make other payments to us; engage in certain business activities; and engage in mergers or consolidations. In addition, the indenture governing the senior notes may require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

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

Share Price—The market price of our ordinary shares and ADSs could be subject to significant fluctuations as a result of many factors. In addition, global stock markets have from time to time experienced significant price and volume fluctuations. These fluctuations may lead to a drop in the market price of our ordinary shares and ADSs. Factors which may add to the volatility of the price of our ordinary shares and ADSs include many of the factors set out above, and may also include changes in liquidity in the market for our ordinary shares and ADSs, sales of our ordinary shares and ADSs, investor sentiment towards the business sector in which we operate and conditions in the capital markets generally. Many of these factors are beyond our control. These factors may change the market price of our ordinary shares and ADSs, regardless of our operating performance.

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

As of the date of filing of this annual report we have insufficient accumulated realized profits to pay dividends on our ordinary shares. In addition, our Fleet credit facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent, and the indenture governing the senior notes restricts our ability to pay such dividends. Also, we may only pay dividends on our ordinary shares if we have paid all dividends due on our 6.50% senior convertible participating shares.

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically or as paper copies from our website: http://www.danka.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our recent press releases are also available to be viewed or downloaded electronically at http://www.danka.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

Based on revenue, we are one of the largest independent providers of office imaging equipment, document solutions and related services and supplies in the United States and Europe. We offer a wide range of state of the art office imaging products, services, supplies and solutions that primarily include digital and color copiers, digital and color multifunction peripherals, or MFPs, facsimile machines and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales. We operate in 23 countries and employ approximately 7,700 individuals. We generated approximately 49%, 42% and 9% of our total revenue from the United States, Europe and other international areas, respectively, for fiscal year 2004.

Our revenue is generated from two primary sources: (1) new retail equipment and related sales and (2) service and supply contracts. We primarily sell Canon products in the United States and Ricoh products, on a retail and wholesale basis under our proprietary Infotec tradename, in Europe. We also sell other brands, including Heidelberg/Nexpress, Toshiba, Konica-Minolta and H-P. A significant portion of our retail equipment and related sales are made to existing customers, and nearly all are sold with a service or supply contract. In the United States, these contracts typically have an initial term of one to three years and renew on an annual basis thereafter, whereas in Europe, these contracts typically have a term of one to five years. A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. For fiscal year 2004, retail equipment and related sales accounted for approximately 35% of our total revenue.

Our marketing and selling efforts target the mid- to high-volume black and white image market, which is concentrated in machines that can produce from 31 to greater than 91 copies per minute, and the growing color image market. Within these markets, our primary products include state of the art digital and color copiers and MFPs that photocopy, print, scan and fax information and related software and service.

We have a world-wide installed machine base of analog and digital copiers and MFPs of approximately 299,000 units, which we refer to as machines in field, or MIF, which generate monthly recurring revenues under our service contracts. Our service revenue generated from these contracts is closely correlated to the number, type and mix of analog, digital and digitally-connected machines in our MIF. In fiscal year 2004, our service revenue accounted for approximately 48% of our total revenue.

We are a public limited company organized under the laws of England and Wales and we were incorporated on March 13, 1973.

Our Industry

The office imaging industry consists of the production and supply of various imaging products, as well as the provision of after-market products and services. The global digital printing peripherals equipment market, excluding services, is estimated to be $50-60 billion in 2004, segmented approximately equally between the United States, Europe and the rest of the world.

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

The office imaging industry within the United States is generally represented by the following six black & white “digital segments,” two color segments and a new category of “color capable” systems that are designed to produce primarily black & white images, and have the added capability to produce “office color” images at lower speeds.

Segment	CPM(1)	Principal Manufacturers
1	< 20	Xerox, Sharp, Canon, Mita, Ricoh, Konica-Minolta
2	21 – 30	Canon, Ricoh, Mita, Savin*, Konica-Minolta
3	31 – 44	Canon, Xerox, Sharp, Savin*, Mita
4	45 – 69	Canon, Ricoh, Konica-Minolta , Xerox, Sharp
5	70 – 90	Ricoh, Canon, Savin*, Xerox, Konica-Minolta
6	> 91	Ricoh, Canon, Savin*, Lanier, Xerox, Heidelberg/Kodak

Office color	< 24	Canon, Xerox, Ricoh, Savin*, Konica-Minolta
Production color	> 24	Canon, Xerox, Ricoh, Savin*, Konica-Minolta
(1) Copies per minute * includes Gestetner Source:International Data Corporation

There are several trends that are prevalent in the office imaging industry, including:

•	Evolution of office workflow process. The process of distributing information in the workplace has evolved over recent years through technological advances in communication, most notably electronic document delivery via e-mail and the Internet. While documents have traditionally been produced on a copier and then distributed to the relevant working groups, electronic document delivery has allowed documents to first be distributed electronically and then printed by the end user on the printer linked to the end user’s personal computer or stored for later use. This evolution has led to the rapid growth of printed documents from desktop and network printers. Copier volume has remained relatively flat and competition from non-traditional copier companies, such as manufacturers of desktop and network printers, has increased. However, recent trends in the application and networking of computer systems throughout the entire office have begun to enable the migration of printed material to the most efficient or cost-effective device, which often includes connected digital copiers and MFPs.

•	Shift from selling boxes to selling solutions. The growth in the volume of documents printed from lower volume, desktop and network printers has substantially increased end users’ per image cost for printed material. The ability of digital copiers and MFPs to be connected to the information technology network has provided an opportunity for end users to reduce their per image costs while optimizing the use of their imaging equipment. As companies look to reduce costs, they are increasingly requesting comprehensive solutions from their document imaging vendors. These solutions involve both equipment and related software and service offerings that allow them to better meet their document imaging needs, and optimize the use of their installed equipment. As such, some leading document imaging vendors are moving away from the analog “box sale” approach to one of being a provider of solutions that can satisfy their customers’ print management needs on a more efficient and cost effective basis.

•	Increasing demand for color. Customers continue to demand high-performance machines that produce presentation-quality documents, leading to an interest in and demand for color equipment. The emergence of digital copiers, MFPs and lower-cost color-capable copiers allows companies to increase their level of in-house document production and produce presentation-quality copies for meetings, presentations and mailings. Although the transition to color is expected to be gradual according to industry sources, it represents an important and growing segment of the market, offering higher revenue growth for companies in the office imaging industry than the black and white market due to the higher cost of color-capable equipment and related consumable supplies. The demand for color systems and products continues to grow, and additional manufacturers are entering the market. As a result, we expect the transactional average selling price to decline going forward.

Products and Services

Office Imaging Systems

We offer a large selection of the top brands of office imaging products as part of our document solutions packages. These products represent a full complement of digital and color copiers, digital and color MFPs and facsimile machines, as well as print management software and related parts and supplies.

In the United States, we sell high volume, segments 5 and 6 products, which include the Heidelberg Digimaster, Canon iR 105, as well as the Toshiba e-Studio series of digital products. In the mid-volume segments 3 and 4, we sell the full range of Canon iR and Toshiba e-Studio series digital copiers and MFPs. In the color segment, we sell the Canon CLC series of products as well as the Toshiba e-Studio line of color products. In addition, we sell a full complement of front end print server equipment and a portfolio of applications software which enhances the features and functions of the equipment. For example, among other things, certain of these software products:

•	convert paper or film-based information to digital formats and allow the reproduction of documents in a variety of formats;

•	help customers acquire, manage, store and retrieve documents in a secure manner;

•	permit the scanning of paper documents and importation of electronic files and emails; and

•	allow for “smart” distribution of print jobs across a range of printing devices.

In Europe, we sell the Heidelberg Digimaster, as well as high volume products manufactured by Ricoh under our Infotec brand name, and Toshiba. In the color segment, we sell the Canon CLC series of products. We also sell a full range of Ricoh/Infotec and Toshiba e-Studio products in the mid-volume range in Europe, where we also sell a full portfolio of print server equipment and software with the capabilities described above.

We sell a variety of products in our International segment, where in most countries we have regional relationships with equipment manufacturers. For example, in Canada we sell primarily Canon and Toshiba digital equipment. In Mexico, we sell Toshiba digital products and, like some of the other Latin America countries, which have been slower to make the analog to digital transition, we market refurbished equipment primarily on a rental basis. We are beginning to market solutions and software in some of these countries where we have been able to establish a base of digital equipment.

Technical Services

We also offer a broad range of field technical services which primarily involve the service and maintenance of our MIF. Our worldwide network of field engineers is dedicated to insuring that customers get maximum up time from their investment in our office imaging systems. Each field engineer is highly trained and capable of servicing multiple equipment brands, including Canon, Ricoh, Toshiba, Hewlett-Packard, Nexpress, Lexmark and others. Additionally, each field engineer is equipped with the experience, training, tools and parts necessary to insure that customers are provided with rapid response time and first-time fix capability. Field engineers have access to a computerized warehouse system that stocks thousands of parts for immediate delivery to customers, and are equipped with laptop computers which contain reference materials and diagnostic software to assist with the early resolution of customer issues.

In the large majority of our sales of office imaging systems, our customers also purchase a service contract which gives them access to our field technical engineers. We also receive referrals for technical services from OEMs for products they sell. This gives our customers immediate access to the best possible response to issues pertaining to their equipment, networking platforms, applications software and operating systems. Our technical services organization gives us broad service capabilities in the locations in which we do business and a competitive advantage as it allows us to offer our services on a multinational basis.

We generally offer our technical services pursuant to contracts. Our service and supply contracts typically have an initial term of one to three years and renew on an annual basis thereafter. New systems, as designed by manufacturers, are increasingly incorporating new technology into their MFP’s, that permit field maintenance to be performed by replacing key components with field replaceable units, or FRU’s. This trend may result in customer’s requesting additional flexibility in their maintenance contracts that permits higher levels of self maintenance, and may impact the company’s service revenue model.

Value-Added Service Offerings

We offer a portfolio of value-added service offerings that provide our customers with efficiency and cost savings opportunities, as well as provide us with supplemental revenue streams. These value-added service offerings include the following:

Professional Services

Our Professional Services Group provides consulting services to our customers to help them reduce print costs, optimize the use of their office imaging equipment and improve their employees’ productivity by integrating our proven software solutions to leverage their investment in their imaging equipment. Expert guidance is provided by field-based personnel as well as our world-class Digital Solutions Center that replicates customer environments and provides advanced testing services. The group’s services include:

•	copy, print, and fax assessment, which assists customers in assessing their document production costs by recommending document management system enhancements;

•	scanning and document management, which assists customers in identifying opportunities for document capture and retrieval and reduces the cost of document management and storage;

•	copy and print accounting, which implements cost tracking systems for document output and integrates copy and print accounting with the customer’s financial infrastructure;

•	digital workflow, which assists customers in creating scaleable output solutions and customizes and configures hardware and software;

•	color management, which is advice to customers on the most effective color management tools available for graphics, production or corporate environments;

•	legacy data management, which enables customers to print legacy data from a variety of mainframes on the latest digital MFPs using open architecture software and printing platforms;

•	custom training solutions, which provide customers a broad portfolio of instructor-led training by manufacturer-certified trainers; and

•	digital connected support, which provides customers an exclusive help desk resource that consolidates support for hardware, printing and applications, software and network issues.

Danka @ the Desktop

Our Danka @ the Desktop system is designed to optimize the use of a customer’s digital copiers, MFPs and network printers by providing the customer product offerings with the most efficient printing solution. Danka @ the Desktop enables our professional and technical services to provide customers:

•	a workflow analysis by our Professional Services consulting staff;

•	integrated software that enhances control and accountability;

•	connectivity to local area networks;

•	imaging system additions and upgrades;

•	implementation services, printer network optimization and user training; and

•	ongoing monitoring and technical support for multiple hardware and software components.

TechSource

TechSource is our multi-vendor services offering to our clients whereby we provide all of their office equipment service needs, including everything from traditional copiers and printers to facsimile machines, scanners, MFPs, PCs, laptops, servers and network components. TechSource endeavors to consolidate customer contracts and provide a single point of contact for customers to obtain services on their full range of networked devices. TechSource leverages our benchmark Technical Services organization and our field engineers to provide many of these services, which include:

•	a printer exchange program, which allows overnight replacement of desktop units on a one-for-one basis;

•	a toner supply program, which reduces the cost of consumables procurement;

•	help desk services, which provide economies of scale and improves responsiveness; and

•	access to our Customer Support Centers.

Training

We train many of our employees with assistance from our major manufacturing partners so that there is a uniform application of our operating procedures throughout our sales network. Upon employment, our United States sales representatives participate in an intensive information and skills training program at Danka University which is designed to train our sales personnel in providing value-added solutions to our customers. Most U.S. Danka associates have access to Danka University, and many are trained at the United States headquarters in St. Petersburg. The Danka University learning management system online site also hosts numerous training modules. After the initial training is completed, we continue to develop the skills and knowledge of our sales representatives by providing new product training, self-study computer based courses and ongoing sales skill development.

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

Competition

The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support and lease and rental financing. In addition, our equipment suppliers continue to establish themselves as direct competitors in many of the areas in which we do business. Some manufacturers of products in our industry have been consolidating in an attempt to gain market share and reduce costs. As such, the availability of certain products may become constrained or such products may become unavailable. Such consolidations may negatively impact our relationships with certain of our partners within the industry.

Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of evolving technology, including the development of alternative means of document processing, retention, storage and printing. Our retail operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers and wholesale clubs. We have suffered, and may continue to suffer, a reduction of our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices and margins that we can obtain for our products and may affect our ability to retain customers.

Employees

As of March 31, 2004, we employed approximately 7,700 persons, with approximately 3,600 in our U.S. segment, approximately 2,800 in our European segment and approximately 1,300 in our International segment.

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

ITEM 2.    PROPERTIES

Our general policy is to lease, rather than own, our business locations. We lease numerous properties for administration, sales, service and distribution functions and for our retail and wholesale operations. As of March 31, 2004, our principal facilities include 206,000 square feet of leased office space in St. Petersburg, Florida that we use for our U.S. and corporate operations. The terms vary under the leases. Some of our leases contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, our lease agreements require us to pay our proportionate share of taxes, common area expenses, insurance and related costs of the rental properties.

Our management believes that the properties we occupy are, in general, suitable and adequate for the purposes for which they are used.

ITEM 3.    LEGAL PROCEEDINGS

In June 2003, we were served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in

Tennessee, and we have sought to remove the claim to Federal court for further proceedings. The plantiffs have filed a motion to certify the class, which we have opposed. We have filed a motion for sumary judgement, which plantiffs have opposed. All such motions remain pending before the federal court. We intend to vigorously defend all claims alleged by the plaintiffs.

We are also subject to legal proceedings and claims which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the high and low sale price for our ADSs, as reported by the Nasdaq SmallCap Market and the high and low middle market quotations, which represent an average of bid and offered prices in pence, for the ordinary shares as reported on the Official List of the London Stock Exchange. Each ADS represents four ordinary shares.

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2004:
Quarter ended June 30, 2003	$5.00	$3.14	70.50p		49.50	p
Quarter ended September 30, 2003	4.24	2.01	61.50		33.50
Quarter ended December 31, 2003	4.69	2.36	61.50		37.50
Quarter ended March 31, 2004	5.24	3.70	68.50		50.50

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2003:
Quarter ended June 30, 2002	$5.05	$2.96	86.00	p	53.75	p
Quarter ended September 30, 2002	3.62	1.77	58.50		31.25
Quarter ended December 31, 2002	4.80	1.33	74.50		26.00
Quarter ended March 31, 2003	5.27	3.05	81.00		55.50

As of May 17, 2004, 48,973,103 ADSs were held of record by 1,838 registered holders and 251,006,895 ordinary shares were held of record by 3,062 registered holders. Since some of the ADSs and ordinary shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. We most recently paid a dividend to shareholders on July 28, 1998. We are an English company and we currently have insufficient profits, as determined under English law, to pay dividends on our ordinary shares. In addition, we are not currently permitted to pay dividends, other than payment-in-kind dividends on our participating shares, under our senior credit facility. We do not expect to pay dividends on our ordinary shares for the foreseeable future and any decision to do so will be made by our board of directors in light of our earnings, financial position, capital requirements, credit agreements, legal requirements and other such factors as our board of directors deems relevant.

ITEM 6.    SELECTED FINANCIAL DATA

The following Selected Consolidated Financial and Other Data table sets forth our selected historical consolidated financial data for each of the fiscal years in the five-year period ended March 31, 2004, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

		For the year ended March 31
	Footnote	2004	2003	2002	2001	2000
		(in thousands, except per American Depositary Share (“ADS”) Amounts
Revenue:
Retail equipment and related sales		$467,900	$476,729	$538,439	$614,107	$742,084
Retail service		638,519	697,011	781,622	—	—
Retail supplies and rentals		127,615	141,698	156,168	—	—
Retail service, supplies and rentals	9	—	—	—	1,062,007	1,366,475
Wholesale		97,290	84,536	78,947	97,128	105,469

Total revenue		1,331,324	1,399,974	1,555,176	1,773,242	2,214,028

Gross Profit:
Retail equipment and related sales		158,988	165,837	144,383	95,811	218,091
Retail service		256,400	280,570	326,082	—	—
Retail supplies and rentals		48,472	60,648	64,827	—	—
Retail service, supplies and rentals	9	—	—	—	401,840	573,183
Wholesale		19,049	16,107	14,590	16,206	18,654

Total gross profit		482,909	523,162	549,882	513,857	809,928
Selling, general and administrative expenses		465,225	484,887	531,331	641,480	702,318
Write-off of goodwill and other long-lived assets	1	—	—	—	25,577	—
Restructuring charges (credits)	2	50,000	(555)	(1,992)	15,705	(4,148)
Other (income)/expense		2,234	(6,081)	11,288	22,463	18,849

Operating earnings (loss) from continuing operations		(34,550)	44,911	9,255	(191,368)	92,909
Interest expense		(33,912)	(32,822)	(42,298)	(82,648)	(104,201)
Interest income		1,252	1,249	5,768	3,172	3,958
Gain on early retirement of debt	3	—	—	39,904	—	—
Write-off of debt issuance costs	4	(20,563)	—	—	—	—
Loss on sale of business		—	—	—	—	(2,061)

Earnings (loss) from continuing operations before income taxes		(87,773)	13,338	12,629	(270,844)	(9,395)
Provision (benefit) for income taxes		43,587	3,604	(5,436)	(37,328)	(5,860)

Earnings (loss) from continuing operations		(131,360)	9,734	18,065	(233,516)	(3,535)
Discontinued operations, net of tax		—	—	119,490	12,956	13,869

Net earnings (loss)		$(131,360)	$9,734	$137,555	$(220,560)	$10,334

Basic earnings (loss) from continuing operations available to common shareholders per ADS:		$(2.41)	$(0.13)	$0.02	$(4.13)	$(0.14)
Diluted earnings (loss) from continuing operations available to common shareholders per ADS:		$(2.41)	$(0.13)	$0.02	$(4.13)	$(0.14)
Dividends per ADS		—	—	—	—	—
Other Data
Depreciation and amortization		$55,505	$57,828	$92,347	$140,969	$128,887
Capital expenditures	5	$39,470	$48,550	$50,577	$68,881	$101,782
Retail equipment and related sales gross profit margin		34.0%	34.8%	26.8%	15.6%	29.4%
Retail service gross profit margin		40.2%	40.3%	41.7%	—	—
Retail supplies and rentals gross profit margin		38.0%	42.8%	41.5%	—	—
Retail service, supplies and rentals gross profit margin	9	—	—	—	37.8%	41.9%
Wholesale gross profit margin		19.6%	19.1%	18.5%	16.7%	17.7%

Total gross profit margin		36.3%	37.4%	35.4%	29.0%	36.6%

Ratio of Earnings to Fixed Charges	8	—	0.9	0.4	—	0.9
Balance Sheet Data:
Cash, cash equivalents and restricted cash	6	$112,790	$86,993	$59,470	$69,085	$64,861
Accounts receivable, net of allowance for doubtful accounts		246,996	257,329	292,350	346,398	478,496
Inventories		93,295	111,471	130,599	199,523	326,966
Total assets		883,568	981,620	972,823	1,314,976	1,667,696
Total debt	7	243,973	232,855	304,454	719,178	802,182
6.5% convertible participating shares—redeemable		279,608	258,376	240,520	223,713	207,878
Total shareholders’ equity (deficit)		(64,755)	65,709	48,049	(65,642)	176,714

Note: Certain prior year amounts have been reclassified to conform with the current year presentation.

Footnotes to “SELECTED FINANCIAL DATA”

1.	During fiscal year 2001, we determined that based on changes in our business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets in the United States and Australia would not be recoverable. Accordingly, the resulting analysis necessitated a write-down of $25.6 million of goodwill.

2.	For fiscal year 2000, we had a total credit of $4.1 million representing the reversal of prior year restructuring accruals. For fiscal year 2001, we had total restructuring charges of $15.7 million of which $21.8 million was for severance and $4.3 million was for facilities less the reversal of $10.4 million of a prior year restructuring accrual. For fiscal year 2002, we had a total credit of $2.0 million which represents the reversal of prior year restructuring accruals for facilities. For fiscal year 2003, we had a total credit of $0.6 million which represents the reversal of prior year restructuring accruals. For fiscal year 2004, we had total restructuring charges of $50.0 million of which $26.9 million was for severance, $23.7 million for facilities, and $0.6 million was a reversal of prior year restructuring charges.

3.	During fiscal year 2002, we realized a $39.9 million gain on the early retirement of debt arising from the exchange offer for our 6.75% convertible subordinated notes due in 2002.

4.	During fiscal year 2004, we wrote-off $20.6 million of debt issuance costs relating to the early repayment of our old credit facility.

5.	Includes $11.3 million, $12.9 million, $13.9 million and $4.4 million in capitalized costs in connection with our Vision 21 initiative for fiscal years 2004, 2003, 2002 and 2001 respectively.

6.	For fiscal year 2004, cash, cash equivalents and restricted cash included $4.8 million of cash that is collateralizing letters of credit. For fiscal year 2003, cash, cash equivalents and restricted cash included $5.5 million of restricted cash in other assets which was generally restricted to the partial payment of our zero coupon senior subordinated notes which we redeemed on August 18, 2003.

7.	Total debt is computed as follows (in thousands):

	Year ended March 31
	2004	2003	2002	2001	2000
Current maturities of long-term debt and notes payable	$3,212	$58,443	$36,293	$517,447	$86,776
Long-term debt and notes payables, less current maturities	240,761	174,412	268,161	201,731	715,406

Total debt	$243,973	$232,855	$304,454	$719,178	$802,182

8.	For purposes of computing the ratio of earnings to fixed charges, earnings represent earnings (loss) from continuing operations plus fixed charges (excluding capitalized interest and preference dividends) plus amortization of capitalized interest. Fixed charges consist of interest expense, capitalized interest, amortization of financing costs, the estimated interest component of rent expense and dividends on preference shares. No ratio is shown for fiscal years 2004 and 2001 because earnings were insufficient to cover fixed charges by $52.4 million and $287.9 million, respectively.

9.	For fiscal year 2000-2001 we cannot provide a meaningful split of service, supplies and rental revenues.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

Overview.    This section provides a general description of our business, as well as recent significant transactions that have occurred during fiscal years 2004, 2003, and 2002 that we believe are important in understanding our results of operations, and anticipating trends in those operations.

Critical accounting policies and estimates.    This section discusses those accounting policies that both are considered important to our financial condition and results and require significant judgment and estimates on the part of management in their application. In addition, our significant accounting policies, including the critical accounting policies, are summarized in the notes to the accompanying audited consolidated financial statements.

Results of operations.    This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statement of operations. This analysis is presented on a consolidated basis. In addition, brief descriptions are provided of transactions and events that impact comparability of the results of operations being analyzed.

Exchange rates.    This section provides an analysis of where we operate and the impact foreign exchange rates have on our results of operations.

Liquidity and capital resources.    This section provides an analysis of our cash flows, as well as a discussion of our outstanding obligations and commitments, both firm and contingent, existing as of March 31, 2004. Included in the discussion of outstanding obligations is the amount of financial capacity available to fund our future commitments, as well as a discussion of other financial arrangements.

New accounting pronouncements.    This section discusses the impact on our prospective financial reporting of new financial accounting policies issued by the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board.

OVERVIEW

Based on revenue, we are one of the largest independent providers of office imaging equipment, document solutions and related services and supplies in the United States and Europe. We offer a wide range of state of the art office imaging products, peripherals and solutions that primarily include digital and color copiers, digital and color MFPs, facsimile machines and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales. We operate in 23 countries and employ approximately 7,700 individuals.

Since fiscal year 2003, we focused our strategic efforts on positioning our business for profitable growth through the following initiatives:

•	Introduced value-added service offerings designed to generate revenue growth, including:

•	Professional Services, which provides consulting services to our customers to help them reduce print costs, optimize the use of their office imaging equipment and improve their employees’

productivity by integrating our proven software solutions to leverage their investment in their imaging equipment; and

•	Danka @ the Desktop, our software solution designed to optimize the use of a customer’s digital copiers, MFPs and network printers by guiding the end users’ print jobs to the most efficient printing device; and

•	TechSource, which is our multi-vendor services offering whereby we provide servicing for all of our customers office equipment, including traditional copiers and printers, facsimile machines, scanners, MFPs, PCs, laptops, servers and network components.

•	In the U.S., completed the transition to a new enterprise resource planning system engineered by Oracle, or the Oracle ERP System. We expect the Oracle ERP System will allow us to improve our business and financial control systems, reduce our general and administrative expenses, more effectively track information concerning our customers and support our revenue growth initiatives.

In the second half of fiscal year 2004, we formulated plans to significantly reduce our SG&A costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States, Europe and International businesses. As part of these plans, we recorded a $20.0 million restructuring charge in the third quarter of fiscal year 2004 that included $8.9 million related to severance for employees and $11.1 million related to future lease obligations for facilities that were vacated by December 31, 2003. In the fourth quarter of fiscal 2004, we recorded a $30.6 million restructuring charge that included $18.1 million related to severance for employees and $12.5 million related to future lease obligations for facilities that were vacated by March 31, 2004. As part of these cost reduction plans and other cost saving initiatives, the company expects to generate annual savings of approximately $51 million to $56 million, primarily resulting from headcount and facility reductions.

Our reportable segments are United States, Europe and International. Our reportable segments do not include the discontinued operations of Danka Services International (“or DSI”). With respect to our operations around the world that are experiencing difficulties, we continue to evaluate the viability and future prospects of these businesses. Further, should we decide to downsize or exit any of these businesses, we could incur costs in respect of severance and closure of facilities, and we may also be required to recognize cumulative translation losses that would reduce our earnings. We disposed of our Hungarian and Polish operations in fiscal year 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management strives to report our financial results in a clear and understandable manner, even though in some cases accounting and disclosure rules are complex and require technical terminology. We follow U.S. generally accepted accounting principles in preparing our consolidated financial statements contained elsewhere herein, which require us to make certain estimates and apply judgments that affect our financial position and results of operations. Our management continually reviews our accounting policies including how they are applied and how they are reported and disclosed in our financial statements. Following is a summary of our critical accounting policies and how they are applied in the preparation of our financial statements.

Allowance for Doubtful Accounts—We provide an allowance on our accounts receivable for estimated losses. Our estimates are based upon the aging of our receivable accounts and expected credits to our customers due to billing disputes and inaccuracies. If the financial condition of any of our customers were to deteriorate and result in the impairment of their ability to make payments to us or if actual credits exceed estimated credits, an additional allowance may be required. Subsequent to the implementation of our Vision 21/Oracle ERP system, we formulated a plan to validate the credits in our United States customer accounts from the legacy systems in the fourth quarter of fiscal year 2004. As part of this plan we issued account statements to some of our customers in the fourth quarter of fiscal year 2004. We anticipate that all customers will receive a statement by the end of the first quarter of fiscal year 2005. After allowing time for statement reconciliations, we will true-up customers’

credit balances in the second quarter of fiscal year 2005. The following table summarizes our net accounts receivable.

	As of
(In thousands)	March 31, 2004	March 31, 2003
Accounts Receivable	$294,249	$298,739
Allowance for Doubtful Accounts	(47,253)	(41,410)

Accounts Receivable, net	$246,996	$257,329

Allowance for Doubtful Accounts as a % of Gross Accounts Receivable	16.1%	13.9%

Inventories—We acquire inventory based on our projections of future demand and market conditions. Any unexpected decline in demand and/or rapid product improvements or technological changes may cause us to have excess and/or obsolete inventories. The transition of our industry from analog to digital photocopiers has resulted in the obsolescence of some of our retail equipment, supplies and parts. Additional obsolescence could occur for some of our remaining retail equipment, supplies and parts, particularly as it relates to our Kodak installed base, which is primarily analog. We have provided appropriate reserves against these items in current and prior periods. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than our forecasts due, in part, to a greater acceleration within the industry to digital office imaging equipment, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and our ability to return to vendors a certain percentage of our purchases.

Revenue Recognition—Wholesale and retail equipment and related sales are recognized upon acceptance of delivery by the customer. In the case of equipment sales financed by third party finance/leasing companies or financed by us, retail equipment and related sales are recognized upon acceptance of delivery by the customer and credit acceptance by the finance/leasing company or us, if later. In addition, for the sale of certain digital equipment that requires a comprehensive setup by us before it can be used by a customer, such as a Heidelberg 9110/9150 or equivalent type of equipment, revenue is recognized upon acceptance of delivery and installation by the customer and written confirmation of installation by a company representative. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon equipment usage by the customer.

Rental operating lease income is recognized straight-line over the lease term. Retail service revenues, which includes TechSource service contract revenues are generally recognized ratably over the term of the underlying maintenance contracts. Under the terms of the retail service contract, the customer is billed a flat periodic charge and/or a usage-based fee. We record revenue for the flat periodic charge each period and for actual or estimated usage every period.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment in most jurisdictions and changes in available tax planning strategies, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2004 in most jurisdictions and, therefore, a valuation allowance has been recorded to reserve our deferred tax assets at March 31, 2004.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their estimated useful lives.

We had goodwill of $282.4 million as of March 31, 2004. If it is determined under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) that our goodwill is impaired, we will be required to write-down the value of such goodwill in amounts that could be material.

We performed our annual impairment test during the fourth quarter of our fiscal year 2004, under the requirements of SFAS 142. Based on the results of that impairment test, no adjustments for impairment were necessary.

Accounting for Stock Based Compensation—As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) we account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net earnings. In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity (deficit).

For disclosure purposes we compute the impact to earnings (loss) of stock-based compensation using the Black-Scholes option pricing model. SFAS 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and price volatility of the underlying stock. Because our stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing model does not necessarily provide a reliable single measure of the fair value of employee stock options.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year ended March 31,
	2004	2003	2002
Revenue:
Retail equipment and related sales	35.1%	34.1%	34.6%
Retail service	48.0	49.8	50.3
Retail supplies and rentals	9.6	10.1	10.0
Wholesale	7.3	6.0	5.1

Total revenue	100.0	100.0	100.0
Cost of revenue	63.7	62.6	64.6

Gross profit	36.3	37.4	35.4
Selling, general and administrative expenses	34.9	34.6	34.2
Restructuring charges (credits)	3.8	—	(0.1)
Other (income) expense	0.3	(0.4)	0.7

Operating earnings (loss) from continuing operations	(2.7)	3.2	0.6
Interest expense	(2.5)	(2.3)	(2.7)
Interest income	0.1	0.1	0.4
Write-off of debt issuance costs	(1.5)	—	—
Gain on early retirement of debt	—	—	2.6

Earnings (loss) from continuing operations before income taxes	(6.6)	1.0	0.9
Provision (benefit) for income taxes	3.3	0.3	(0.3)

Earnings (loss) from continuing operations	(9.9)%	0.7%	1.2%

The following table sets forth for the periods indicated the change in our revenue from the prior year:

	Year ended March 31,
	2004	2003	2002
Retail equipment and related sales	(1.9)%	(11.5)%	(12.3)%
Retail service	(8.4)	(10.8)	N/A
Retail supplies and rentals	(9.9)	(9.3)	N/A
Wholesale	15.1	7.1	(18.7)

Total revenue	(4.9)%	(10.0)%	(12.3)%

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	Year ended March 31,
	2004	2003	2002
Retail equipment and related sales	34.0%	34.8%	26.8%
Retail service	40.2	40.3	41.7
Retail supplies and rentals	38.0	42.8	41.5
Wholesale	19.6	19.1	18.5

Total	36.3%	37.4%	35.4%

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss) from continuing operations, capital expenditures, depreciation and amortization, assets and long-lived assets for each of our operating segments:

	Year ended March 31,
(in thousands)	2004	2003	2002
Revenue
United States	$646,010	$747,787	$871,508
Europe	560,882	532,248	542,426
International	124,432	119,939	144,945
Other (1)	—	—	(3,703)

Total Revenue	$1,331,324	$1,399,974	$1,555,176

Gross Profit
United States	$262,896	$319,414	$336,089
Europe	177,913	169,534	165,379
International	41,583	34,214	49,367
Other (1)	517	—	(953)

Total Gross Profit	$482,909	$523,162	$549,882

Operating earnings (loss) from continuing operations
United States	$8,760	$39,648	$17,201
Europe	(7,360)	26,346	11,886
International	(9,395)	(11,434)	4,959
Other (1)	(26,555)	(9,649)	(24,791)

Total operating earnings (loss) from continuing operations	$(34,550)	$44,911	$9,255

Capital Expenditures
United States	$19,625	$29,782	$32,721
Europe	10,782	11,036	11,900
International	7,632	5,384	5,236
Other (1)	1,431	2,348	720

Total Capital Expenditures	$39,470	$48,550	$50,577

Depreciation and Amortization
United States	$29,664	$35,397	$53,666
Europe	13,552	13,344	28,152
International	10,675	8,845	9,615
Other (1)	1,614	242	914

Total Depreciation and Amortization	$55,505	$57,828	$92,347

	Year ended March 31,
(in thousands)	2004	2003	2002
Assets
United States	$266,234	$305,284	$334,067
Europe	496,799	429,685	434,687
International	60,794	57,495	78,131
Other (2)	59,741	189,156	125,938

Total Assets	$883,568	$981,620	$972,823

Long-lived Assets (3)
United States	$136,048	$151,364	$136,961
Europe	219,656	192,224	155,920
International	14,050	18,066	20,768
Other (2)	10,382	3,746	37,318

Total Long-lived Assets	$380,136	$365,400	$350,967

(1)	Other includes the elimination of inter-segment revenue cost of goods sold, corporate expenses, restructuring charges (credits) for all segments in fiscal years 2003 and 2002, foreign exchange gains/losses, write-off of debt issuance costs and valuation of deferred tax assets. Restructuring charges (credits) are recognized by the applicable business segment in fiscal year 2004.
(2)	Other includes corporate assets, deferred tax assets and assets of discontinued operations.
(3)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and other intangibles, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Year ended March 31,
	2004	2003	2002
United States	(13.6)%	(14.2)%	(14.5)%
Europe	5.4	(1.9)	(10.0)
International	3.7	(17.3)	(9.3)

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Year Ended March, 31
	2004	2003	2002
Gross profit margin
United States	40.7%	42.7%	38.6%
Europe	31.7	31.9	30.5
International	33.4	28.5	34.1

Operating earnings (loss) from continuing operations margin
United States	1.4%	5.3%	2.0%
Europe	(1.3)	4.9	2.2
International	(7.6)	(9.5)	3.4

Europe’s gross profit margin is generally lower than the other segments due to their wholesale operations.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue

In fiscal year 2004, our revenue decreased by 4.9% from fiscal year 2003, with the United States segment decreasing 13.6%, the European segment up 5.4% and the International segment up 3.7%. Our revenue for fiscal year 2004 was positively impacted by $95.3 million of foreign currency movement of which Europe contributed $80.4 million and International contributed $14.9 million. The foreign currency benefit was 6.8 percentage points for Danka overall, 15.1 percentage points for Europe and 12.3 percentage points for International.

Our fiscal year 2004 retail equipment and related sales declined by 1.9% in fiscal year 2004 from fiscal year 2003, with the United States segment down 7.5%, the European segment up 5.5% and the International segment up 6.8%. The decline in the United States was due to turnover of sales staff and increasing competition. The European and the International segments were also affected by increasing competition, but benefited from positive foreign currency benefits of 15.1 percentage points for Europe and 15.1 percentage points for International.

Our retail service revenue declined by 8.4% in fiscal year 2004 from fiscal year 2003 with the United States segment down 15.2%, the European segment up 2.4% and the International segment down 6.6%. The overall decrease was due to the continuing industry-wide conversion from analog to digital equipment. Partially offsetting the overall revenue decline was a foreign currency benefit of 14.6 percentage points for Europe and 10.5 percentage points for International.

Our retail supplies and rentals revenue declined by 9.9% in fiscal year 2004 from fiscal year 2003 with the United States segment down 27.8%, the European segment up 3.1% and the International segment up 15.8%. The overall decrease was primarily due to the past downsizing of the capital intensive United States and European rental businesses. Partially offsetting the overall revenue decline was a foreign currency benefit of 12.6 percentage points for Europe and 11.3 percentage points for International.

The decline in our revenue was primarily due to the following factors:

•	the transition in our industry from analog to digital products and the resulting lower retail placements and reduced machines in field or MIFs;

•	increased competition as a result of technology convergence, such as the advent of MFP’s, and an increase in the migration of copy volume from copiers to network printers; and

•	weaker global economic conditions which resulted in reduced or delayed capital spending by customers.

Our fiscal year 2004 wholesale revenue increased 15.1% from fiscal year 2003. This increase was primarily due to the positive impact of $15.1 million of foreign currency movements partially offset by declines in revenue due to increasing competition.

Gross Profit

For fiscal year 2004, our consolidated gross profit decreased 7.7% from fiscal year 2003. Our consolidated gross profit margin decreased to 36.3% in fiscal year 2004 from 37.4% in fiscal year 2003. The primary reasons for the decrease in our consolidated gross profit margin were due to a shift in the mix of our sales toward lower margin, large enterprise accounts in the United States, lower margins for our retail supplies and rental activity and a decrease in United States equipment leasing income of $10.8 million related to lease and residual equipment payments from a diminishing external lease funding program (which contributed $12.6 million to gross margins in the year-ago period). The gross profit margin for the United States segment decreased to 40.7% from 42.7% while the European segment decreased to 31.7% from 31.9% and the International segment increased to 33.4% from 28.5%. The total and International gross profit percentage for the year-ago period was adversely affected by a $3.9 million charge that consisted primarily of write-downs of inventory and residual values in Canada.

Retail equipment margins decreased to 34.0% for fiscal year 2004 from 34.8% for fiscal year 2003, due to a shift in the mix of our sales toward lower margin equipment sales and lower lease and residual payments in the United States. Retail service margins were essentially flat. Retail supplies and rental margins decreased to 38.0% in fiscal year 2004 from 42.8% in fiscal year 2003; decreases in our European and International segments were offset in part by improvements in the United States. Wholesale margins increased to 19.6% in fiscal year 2004 from 19.1% in fiscal year 2003 primarily due to higher margin transactions in the current year.

Selling, General and Administrative

Our selling, general and administrative expenses, or SG&A, declined 4.1% in fiscal year 2004 from fiscal year 2003 due to progress in the implementation of our worldwide restructuring program and $3.0 million of one-time pension adjustments in our European segment. As a percentage of total revenue, SG&A expenses were essentially flat in fiscal year 2004 as compared to fiscal year 2003.

Restructuring Charges (Credits)

In the third and fourth quarters of fiscal year 2004, we formulated plans to significantly reduce our SG&A costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States, Europe and International businesses. As part of those plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities. The fiscal year 2004 restructuring charges were partially offset by a $0.6 million reversal of prior years’ restructuring charges.

Other (Income) Expense

Other (income) expense was $2.2 million of expense in fiscal year 2004 versus $6.1 million of income in fiscal year 2003. This change was primarily due to a $0.1 million foreign exchange gain in fiscal year 2004 versus a $7.1 million gain in fiscal year 2003.

Operating Earnings (Loss) from Continuing Operations

The operating loss from continuing operations was $34.5 million in fiscal year 2004 versus earnings of $44.9 million in fiscal year 2003. The decline in the operating loss was due to the $50.0 million restructuring charge and the $40.3 million reduction in gross profit.

Interest Expense and Interest Income

Our interest expense increased by 3.3% in fiscal year 2004 from fiscal year 2003. This increase was due to higher interest rates resulting from the recent debt refinancing. Interest income was flat at $1.2 million.

Income Taxes

Our income tax expense was $43.6 million for fiscal year 2004 compared to $3.6 million for fiscal year 2003. The effective income tax rate was negative 49.7% for fiscal year 2004 compared to 27.0% for fiscal year 2003. The change in the effective tax rate is primarily due to the increase in the valuation allowance for our deferred tax assets.

Net Earnings (Loss)

Our net loss was $131.4 million in fiscal year 2004, compared to net income of $9.7 million in fiscal year 2003 due to the $50.0 million restructuring charge, the $20.6 million write-off of debt issuance costs, the $50.8 million write-off of deferred tax assets and the $40.3 million decrease in gross profit. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $2.41 per ADS in fiscal year 2004 compared to $0.13 per ADS in fiscal year 2003.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenue

In fiscal year 2003, our revenue from continuing operations decreased by 10.0% from fiscal year 2002, with the United States segment down 14.2%, the European segment down 1.9% and the International segment down 17.3%. Our revenue for fiscal year 2003 was impacted by a $54.1 million positive foreign currency movement. Partially offsetting the overall revenue decline was a foreign currency benefit of 3.5 percentage points for Danka overall of which Europe was 10.0 percentage points.

Our fiscal year 2003 retail equipment and related sales declined by 11.5% in fiscal year 2003 from fiscal year 2002, with the United States segment down 12.0%, the European segment down 10.1% and the International segment down 19.9%. Partially offsetting the revenue decline was a foreign currency benefit of 3.2 percentage points predominantly in Europe.

Our retail service revenue declined by 10.8% in fiscal year 2003 from fiscal year 2002 with the United States segment down 14.1%, the European segment down 1.6% and the International segment down 23.2%. Partially offsetting the revenue decline was a foreign currency benefit of 3.2 percentage points predominantly in Europe.

Our retail supplies and rentals revenue declined by 9.3% in fiscal year 2003 from fiscal year 2002 with the United States segment down 22.2%, the European segment up 17.3% and the International segment up 0.6%. Partially offsetting the revenue decline was a foreign currency benefit of 1.7 percentage points predominantly in Europe.

The decline in our revenue was primarily due to the following factors:

•	the transition in our industry from analog to digital products and the resulting lower retail equipment placements and reduced machines in field or MIFs;

•	increased competition as a result of technology convergence, such as the advent of MFPs, and an increase in the migration of copy volume from traditional stand alone copiers to network printers, which resulted in lower service and supplies revenue and manufacturers selling on a direct basis;

•	our decision to reduce our sales force and the number of geographic locations and markets in which we operate;

•	reduced retail equipment and related sales revenue as a result of our focus on higher margin transactions; and

•	a weakening of global economic conditions which resulted in reduced or delayed capital spending by customers.

Our fiscal year 2003 wholesale revenue increased 7.1% from fiscal year 2002. This was primarily due to the positive impact of $9.2 million of foreign currency movements partially offset by declines in revenue due to the competitive market and the worldwide economic downturn.

Gross Profit

For fiscal year 2003, our consolidated gross profit decreased 4.9% from fiscal year 2002. Our consolidated gross profit margin increased to 37.4% in fiscal year 2003 from 35.4% in fiscal year 2002. The primary reasons for the increase in our consolidated gross profit margin were higher margins in the United States, the positive effect of foreign currency movements in Europe and an increase in equipment leasing income of approximately $11.9 million related to higher lease and residual payments from a diminishing external lease funding program. This increase was partially offset by a $3.9 million charge that consisted primarily of write-downs of inventory and residual values in Canada.

Retail equipment margins increased to 34.8% for fiscal year 2003 from 26.8% for fiscal year 2002, due to an emphasis on higher margin transactions in the United States and Europe and higher lease and residual payments. Retail service margins decreased to 40.3% in fiscal year 2003 from 41.7% in fiscal year 2002, due to higher costs in Europe and a $1.5 million write-down of inventory and residual values in Canada. Retail supplies and rental margins increased to 42.8% in fiscal year 2003 from 41.5% in fiscal year 2002, due to lower costs in Europe. Wholesale margins increased to 19.1% in fiscal year 2003 from 18.5% in fiscal year 2002 primarily due to higher margin transactions in fiscal year 2003.

SG&A

Our selling, general and administrative expenses, or SG&A, declined 8.7% in fiscal year 2003 from fiscal year 2002. As a percentage of total revenue, SG&A expenses increased to 34.6% from 34.2% primarily due to lower revenues and approximately $10.9 million of expenses associated with the implementation of our Vision 21 reengineering initiative, which includes our U.S. management information system, offset in part, by a $3.5 million reversal of a prior year facilities reserve related to our former TROL (Tax Retention Operating Lease) financed facilities.

Restructuring Charges (Credits)

We reversed $0.6 million of restructuring charges in fiscal year 2003 that were incurred in previous years due to a re-evaluation of those amounts.

Other (Income) Expense

Other (income) expense was $6.1 million of income in fiscal year 2003 versus $11.3 million of expense in fiscal year 2002. This change was primarily due to the discontinuance of goodwill amortization and a $7.1 million foreign exchange gain in fiscal year 2003 versus a $3.0 million foreign exchange gain in fiscal year 2002 and $3.1 million of country exit costs and impairment costs incurred in fiscal year 2002.

Operating Earnings (Loss) from Continuing Operations

Operating earnings from continuing operations increased to $44.9 million in fiscal year 2003 from $9.3 million in fiscal year 2002. Earnings for fiscal 2002 included a $8.0 million charge associated with the consolidation and exiting of certain facilities and a $2.0 million net credit for restructuring reserves.

Interest Expense and Interest Income

Our interest expense decreased by 22.5% in fiscal year 2003 from fiscal year 2002. This decrease was the result of reduced outstanding debt over the past twelve months offset in part by increased interest rates. Interest income decreased by $4.5 million to $1.2 million in fiscal year 2003 due to lower cash balances and interest income on a United States income tax refund received in fiscal year 2002.

Income Taxes

Our income tax expense was $3.6 million for fiscal year 2003 compared to a tax benefit of $5.4 million for fiscal year 2002. The effective income tax rate was 27.0% for fiscal year 2003 compared to a income tax benefit rate of 43.0% for fiscal year 2002. The change in the effective tax rate is primarily due to the generation of net earnings rather than losses, the recognition of loss carryforwards in various tax jurisdictions and the gain on early retirement of debt.

Net Earnings (Loss) from Continuing Operations

Our net earnings from continuing operations decreased to $9.7 million in fiscal year 2003, compared to $18.1 million in fiscal year 2002. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $0.13 per ADS in fiscal year 2003 compared to net income from continuing operations available to common shareholders of $0.02 per ADS in fiscal year 2002.

Net Earnings (Loss)

Our net earnings were $9.7 million in fiscal year 2003 compared to net earnings of $137.6 million in fiscal year 2002. Net earnings in fiscal year 2002 included $119.5 million for discontinued operations. After allowing for the dilutive effect of dividends on our participating shares, we had a net loss available to common shareholders of $0.13 per ADS in fiscal year 2003 compared to net earnings available to common shareholders of $1.95 per ADS in fiscal year 2002.

EXCHANGE RATES

We operate in 23 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 51.4%, 46.6% and 44.2% of our revenue in fiscal year 2004, 2003 and 2002, respectively, was generated outside the United States. In fiscal year 2004, approximately 34.7% of our revenue was generated in Euro countries, 7.4% in the United Kingdom, and 9.3% in other foreign locations. In fiscal year 2003, approximately 30.4% of our revenue was generated in Euro countries, 7.7% in the United Kingdom, and 8.5% in other foreign locations. In fiscal year 2002, approximately 27.7% of our revenue was generated in Euro countries, 7.2% in the United Kingdom, and 9.3% in other foreign locations.

In comparing the average exchange rates between fiscal year 2004 and the year-ago period, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 18.4% and 9.5%, respectively. The change in exchange rates positively impacted revenue by approximately $95.3 million. The strengthening of the Euro and United Kingdom pound since March 31, 2003 was the primary reason for the $28.5 million decrease in cumulative currency translation losses in shareholders’ equity for fiscal year 2004. During fiscal year 2003, the Euro and the United Kingdom pound strengthened against the dollar by approximately 12.3% and 7.8%, respectively. This positively impacted revenue by approximately $54.1 million and was also the primary reason for the $24.5 million decrease in cumulative currency translation losses in shareholders’ equity for fiscal year 2003.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the Euro and the United Kingdom pound. Based on the outstanding balance of our inter-company loans at March 31, 2004, a change of 1% in the exchange rate for the Euro and United Kingdom pound would cause a change in our foreign exchange result of approximately $0.3 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European, South American and Central American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.1 million gain fiscal year 2004, a $7.1 million gain in fiscal year 2003 and a $3.0 million gain in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our cash flows for fiscal years 2004, 2003 and 2002 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended
(In Thousands)	March 31, 2004	March 31, 2003	March 31, 2002
Net cash provided by operating activities	$67,480	$155,018	$155,566
Net cash provided by (used in) investing activities	(35,086)	(41,977)	224,345
Net cash used in financing activities	(4,688)	(92,749)	(392,923)
Effect of exchange rates	3,591	1,731	3,397

Net increase/(decrease) in cash	31,297	22,023	(9,615)
Cash and cash equivalents, beginning of period	81,493	59,470	69,085

Cash and cash equivalents, end of period	$112,790	$81,493	$59,470

Cash flows

Our net cash flow provided by operating activities was $67.5 million, $155.0 million, and $155.6 million in fiscal years 2004, 2003 and 2002, respectively. The $87.5 million decrease in fiscal 2004 operating cash flow was primarily due to the reduction in net income and the greater reduction in 2003 as compared to 2004 in working capital. Net cash provided by operating activities for fiscal year 2003 was comparable to fiscal year 2002.

Our net cash flow provided by (used in) investing activities was $(35.1) million, $(42.0) million and $224.3 million for fiscal years 2004, 2003 and 2002, respectively. The decrease in fiscal 2004 cash outlays from investing activities was primarily due to reduced spending for property and equipment related, in part, to completion of the Vision 21 project and the new United States headquarters building. We generated $224.3 million in fiscal year 2002 resulting primarily from the sale of our DSI subsidiary.

Our net cash flow used in financing activities was $4.7 million, $92.7 million and $392.9 million for fiscal years 2004, 2003 and 2002, respectively. In fiscal 2004, we did not significantly change our debt balances while in fiscal years 2003 and 2002, we significantly reduced our debt.

Fiscal Year Restructuring 2004 Charge:    In fiscal year 2004, we formulated plans to significantly reduce our SG&A costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States, Europe and International businesses. As part of these plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. We expect these costs to be paid over the next two years but with most of the costs to be paid by December 31, 2004. As part of this cost reduction plan and other cost saving initiatives, the company expects to generate total annual savings of approximately $51 million to $56 million, primarily resulting from headcount and facility reductions. Cash outlays for the employee severance during fiscal year 2004 were $6.4 million. The majority of these employee reductions were completed by March 31, 2004 but approximately $21.5 million of severance payments will be made over the next two years. Cash outlays for the buyouts of facility leases and the remaining term of the facility leases during fiscal year 2004 were $3.3 million. If these leases are not terminated, our payments will continue through their respective terms unless otherwise disposed of. The remaining liability of the 2004 restructuring charge is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities.”

The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

(In 000’s)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2004
Severance	$26,910	$(6,382)	$996	$21,524
Future lease obligations on facility closures	23,684	(3,332)	490	20,842

Total	$50,594	$(9,714)	$1,486	$42,366

2004 Restructuring Severance Charge by Operating Segment:

(In 000’s)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2004
United States	$6,376	$(2,592)	$—	$3,784
Europe	17,513	(3,453)	964	15,024
International	2,836	(337)	32	2,531
Other	185	—	—	185

Total	$26,910	$(6,382)	$996	$21,524

2004 Restructuring Facility Charge by Operating Segment:

(In 000’s)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2004
United States	$13,169	$(2,713)	$—	$10,456
Europe	6,041	(256)	490	6,275
International	468	(5)	—	463
Other	4,006	(358)	—	3,648

Total	$23,684	$(3,332)	$490	$20,842

Long Term Debt

The following table sets forth our future payments for our long-term debt:

(in 000’s)	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	6,411	1,952	4,459
Other long-term obligations	1,834	1,260	574
Less unamortized discount	(3,792)	—	(3,792)

Total	$243,973	$3,212	$240,761

The 10% subordinated notes are due April 1, 2008 and have interest payable every six months on April 1 and October 1.

On June 14, 2002, we entered into an amended and restated credit facility, or the old credit facility, with our then-existing senior bank lenders to provide us with financing through March 31, 2006. The entire balance of the old credit facility was repaid on July 1, 2003 upon the issuance of our senior notes as described below. The interest rate for each interest period, as defined in the old credit facility, ranged from LIBOR plus 8.25% to LIBOR plus 4.75%.

We paid $11.2 million in bank fees and $6.6 million in third party fees in our 2002 fiscal year relating to the old credit facility. We also paid $20.4 million in bank fees related to the old credit facility during fiscal year 2003. In June 2003, we paid our banks $1.7 million as our commitment fee under the old credit facility which was equal to 1.0% of the total commitments on June 30, 2003. These fees were being amortized over the term of the old credit facility, and at June 30, 2003, we had $20.6 million of unamortized debt issuance costs, anniversary fees and amendment fees. These fees were charged to earnings in the quarter ended September 30, 2003 as the related debt was paid in full.

On July 1, 2003, we repaid the old credit facility with a portion of the net proceeds from the offering of $175 million aggregate principal amount of our senior notes that were sold at a price of 97.6% of the aggregate principal amount, generating a $4.1 million discount. On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon senior subordinated notes due April 1, 2004 specifying a redemption price of par value of the zero coupon notes. We redeemed all of the outstanding zero coupon notes on August 18, 2003.

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

If, for any fiscal year commencing with the fiscal year ended March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50% of such excess cash flow to purchase their senior notes at 101% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. For the fiscal year ending March 31, 2004 we did not have excess cash flow.

We incurred $8.9 million in debt issuance costs in fiscal year 2004 relating to the senior notes. We are amortizing these costs over the term of the senior notes. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. In addition, under the terms of the Fleet credit facility, extensions of credit to the borrowers will be further limited to the lesser of the commitment and the borrowing base, in each case subject to a minimum availability reserve equal to $20.0 million. Accordingly, unless the lenders otherwise agree, at no time can credit available under the Fleet credit facility exceed $30.0 million. As of March 31, 2004, the borrowing base for the credit facility was $15.8 million and we had no borrowings outstanding under the Fleet credit facility.

On December 31, 2003, we entered into a one year letter of credit facility with ABN for €15 million (US $18.4 million) and an open term €10 million (US $12.3 million) credit facility available for general working capital purposes including overdrafts. These facilities are secured by certain of our Netherlands and Belgium subsidiaries’ assets. The availability of the credit facilities are subject to a borrowing base, which totaled approximately €12 million as of March 31, 2004. The €15 million letter of credit facility bears a commission of 1.25% while the €10 million general credit facility bears interest at ABN’s Euro base rate plus 1.25%. ABN’s Euro base rate as of March 31, 2004 was approximately 4.0%.

Credit Ratings

	Rating	Outlook	Comments
Moody’s	B2	Negative	The Moody’s outlook was changed to a negative outlook in November 2003.

S&P	B+	Negative	No change since the initial rating in June 2003.

Our ability to obtain financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Our current credit ratings are below investment grade and we expect our access to the public debt markets to be limited to the non-investment grade segment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2004.

		Amount of contractual obligations per period
(in 000’s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11% Notes	$175,000	$—	$—	$—	$175,000
Long-term debt – 10% Notes	64,520	—	—	64,520	—
Capital lease obligations	6,411	1,952	3,387	1,072	—
Covenants	306	102	204	—	—
Other long-term obligations	1,528	1,158	67	64	239
Operating lease obligations	131,776	37,464	46,476	25,573	22,263
Purchase obligations	97,324	88,937	8,387	—	—
Pension obligations	10,000	1,000	2,000	2,000	5,000

Total contractual obligations	$486,865	$130,613	$60,521	$93,229	$202,502

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares, or the participating shares, for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares through December 2004. At that time, we will be obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which includes our new credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following

December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2004, the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 26.8% of the total voting power of our capital stock which includes an additional 67,143 participating shares in respect of payment-in-kind dividends.

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

If our 6.5% senior convertible participating shares do not convert into ordinary shares by December 17, 2010, we will be required to satisfy the liquidation value for the participating shares on that date of $419.8 million. That satisfaction combined with the $175 million of senior notes that come due in June 2010, make it likely that we will either pursue financing arrangements to satisfy such requirements or seek to modify such requirements.

In the event of liquidation of Danka, participating shareholders will be entitled to receive a distribution equal to the greater of (a) the liquidation return per share (initially $1,000 and subject to upward adjustment on certain default events by us) plus any accumulated and unpaid dividends accumulating from the most recent dividend date and (b) the amount that would have been payable on each participating share if it had been converted into ordinary shares if the market value of those shares exceed the liquidation value of the participating shares.

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the years ended March 31, 2004 and 2002, we were obligated for penalty payments of $0.1 million and $0.2 million, respectively. We were not required to make any penalty payments for the year ended March 31, 2003.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our loss position. We could be required to pay amounts, which could be material, in the upcoming fiscal year, as a result of tax audits and settlements.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”) which is effective for fiscal years beginning after May 15, 2002. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, as well as SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. As a result, the gains or losses from debt extinguishments will no longer be classified as extraordinary items unless they meet the requirements in APB 30 of being unusual and infrequently occurring. Additionally, this Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate any inconsistency between the reporting requirements for sale-leaseback transactions and certain lease modifications that have similar economic effects. We completed our adoption of the provisions of SFAS 145 in the first quarter of our fiscal year 2004 and reclassified the fiscal year 2002 gains from debt extinguishment to continuing operations.

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

In January 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(ii)	Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions of FIN 46 did not have a material impact on the company’s financial statements.

Effective fiscal year 2004, the Company adopted Statement of Financial Accounting Standards Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities (“SFAS 146”) which addresses financial accounting and reporting for costs related to exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). In fiscal year 2004, the Company initiated a restructuring of its operations and costs associated with that restructuring have been accounted for in accordance with SFAS 146.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed include foreign exchange risk and interest rates on debt.

Interest Rate Risk

We are exposed to interest rate risk primarily on our Fleet credit facility and our ABN credit facility. We have fixed interest rates on our senior and subordinated notes. Our exposure to interest rate risk primarily relates to our Fleet and ABN credit facilities. We estimate that a 1% change in interest rates would not have a material impact on our results of operations for 2004.

The Fleet credit facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The applicable interest rate margin on loans for which interest is calculated by reference to the base or prime rate, or base rate loans, will range from 0% to 0.50% per annum, and the applicable interest rate margin on loans for which interest is calculated by reference to the LIBOR rate, or LIBOR rate loans, will range from 1.75% to 2.50% per annum, in each case based on average adjusted availability, or availability under the Fleet credit facility plus cash. The ABN credit facility bears interest at an annual rate equal to ABN’s Euro base rate plus 1.25%. As of March 31, 2004, we did not have a balance outstanding under either of the credit facilities discussed above. ABN’s Euro base rate as of March 31, 2004 was approximately 4.0%.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (primarily Europe, Canada, South America, Central America and Australia) represented approximately 51% of our consolidated revenue in 2004. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to soley isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At March 31, 2004, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three year period ended March 31, 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for fiscal year 2004 were positively impacted by a $95.3 million foreign currency movement, primarily due to the strengthening of the Euro and the United Kingdom pound against the dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2003 related to the euro and the British pound versus the U.S. dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $5.9 million in 2004, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

To the Members of Danka Business Systems PLC

We have audited the accompanying consolidated balance sheet of Danka Business Systems PLC as of March 31, 2004 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended March 31, 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danka Business Systems PLC at March 31, 2004 and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Tampa, Florida

June 4, 2004

Report of Independent Registered Public Accounting Firm

To the Members of Danka Business Systems PLC:

We have audited the accompanying consolidated balance sheet of Danka Business Systems PLC and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and accumulated other comprehensive losses and cash flows for each of the years in the two-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Danka Business Systems PLC and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, effective April 1, 2002.

KPMG Audit Plc

Chartered Accountants

Registered Auditor

London, England

June 9, 2003, except as to Note 18 of the consolidated financial statements appearing in Form S-4 dated September 26, 2003, which is as of July 25, 2003 and Note 18 of the consolidated financial statements included herein, which is as of June 13, 2004.

DANKA BUSINESS SYSTEMS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per American Depositary Share (“ADS”) amounts)

		For the year ended March 31
	Note	2004	2003	2002
Revenue:
Retail equipment and related sales		$467,900	$476,729	$538,439
Retail service		638,519	697,011	781,622
Retail supplies and rentals		127,615	141,698	156,168
Wholesale		97,290	84,536	78,947

Total revenue		1,331,324	1,399,974	1,555,176

Costs and operating expenses:
Retail equipment sales costs		308,912	310,892	394,056
Retail service costs		382,119	416,441	455,540
Retail supplies and rental costs		79,143	81,050	91,341
Wholesale costs		78,241	68,429	64,357
Selling, general and administrative expenses		465,225	484,887	531,331
Restructuring charges (credits)	3	50,000	(555)	(1,992)
Other (income) expense	4	2,234	(6,081)	11,288

Total costs and operating expenses		1,365,874	1,355,063	1,545,921

Operating earnings (loss) from continuing operations		(34,550)	44,911	9,255
Interest expense	12	(33,912)	(32,822)	(42,298)
Interest income		1,252	1,249	5,768
Write-off of debt issuance costs		(20,563)	—	—
Gain on early retirement of debt		—	—	39,904

Earnings (loss) from continuing operations before income taxes		(87,773)	13,338	12,629
Provision (benefit) for income taxes	6	43,587	3,604	(5,436)

Earnings (loss) from continuing operations		(131,360)	9,734	18,065
Discontinued operations, net of tax		—	—	119,490

Net earnings (loss)		$(131,360)	$9,734	$137,555

Calculation of net earnings (loss) per ADS
Net earnings (loss) from continuing operations		$(131,360)	$9,734	$18,065
Dividends and accretion on participating shares		(19,099)	(17,981)	(16,930)

Net earnings (loss) available to common shareholders		$(150,459)	$(8,247)	$1,135

Basic earnings (loss) available to common shareholders per ADS:	7
Net earnings (loss) per ADS, continuing operations		$(2.41)	$(0.13)	$0.02
Net earnings per ADS, discontinued operations		—	—	1.93

Net earnings (loss) per ADS		$(2.41)	$(0.13)	$1.95

Weighted average ADSs outstanding		62,539	62,141	61,967
Diluted earnings (loss) available to common shareholders per ADS:	7
Net earnings (loss) per ADS, continuing operations		$(2.41)	$(0.13)	$0.02
Net earnings per ADS, discontinued operations		—	—	1.91

Net earnings (loss) per ADS		$(2.41)	$(0.13)	$1.93

Weighted average ADSs outstanding		62,539	62,141	62,515

The accompanying notes are an integral part of these consolidated financial statements.

DANKA BUSINESS SYSTEMS PLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Note	March 31, 2004	March 31, 2003
Assets
Current assets:
Cash and cash equivalents		$112,790	$81,493
Accounts receivable, net of allowance for doubtful accounts of:
$47,253 (2003 - $41,410)		246,996	257,329
Inventories		93,295	111,471
Prepaid expenses, deferred income taxes and other current assets		16,862	45,879

Total current assets		469,943	496,172
Equipment on operating leases, net	10	29,478	39,829
Property and equipment, net	11	65,888	67,782
Goodwill, net of accumulated amortization of:
$96,654 (2003 - $87,646)	2	282,430	256,990
Other intangible assets, net of accumulated amortization of:
$1,582 (2003 - $1,432)	2	2,340	799
Deferred income taxes	6	7,688	78,480
Other assets		25,801	41,568

Total assets		$883,568	$981,620

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	12	$3,212	$58,443
Accounts payable		135,460	140,207
Accrued expenses and other current liabilities		128,963	101,749
Taxes payable		47,200	112,311
Deferred revenue		45,090	40,628

Total current liabilities		359,925	453,338
Long-term debt and notes payable, less current maturities	12	240,761	174,412
Deferred income taxes and other long-term liabilities		68,029	29,785

Total liabilities		668,715	657,535

6.5% senior convertible participating shares
$1.00 stated value; 500,000 authorized; 285,143 issued and outstanding (2003 - 267,339)	13	279,608	258,376
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value 500,000,000 authorized; 250,812,019 issued and outstanding (2003 - 249,531,546)	7	5,194	5,167
Additional paid-in capital		328,070	327,173
Accumulated deficit		(342,586)	(189,995)
Accumulated other comprehensive loss		(55,433)	(76,636)

Total shareholders’ equity (deficit)		(64,755)	65,709

Total liabilities and shareholders’ equity (deficit)		$883,568	$981,620

The accompanying notes are an integral part of these consolidated financial statements.

DANKA BUSINESS SYSTEMS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the year ended March 31,
	2004	2003	2002
Operating activities:
Net earnings (loss)	$(131,360)	$9,734	$137,555
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on debt retirement, net of tax	—	—	(27,933)
Net earnings and gain from sale of discontinued operations	—	—	(119,490)
Depreciation and amortization	55,505	57,828	92,347
Deferred income taxes	35,867	(966)	(12,440)
Amortization of debt issuance costs	5,601	10,944	5,187
Write-off of debt issuance costs	20,563	—	—
Loss on sale of property and equipment and equipment on operating leases	4,632	5,933	14,075
Proceeds from sale of equipment on operating leases	—	1,986	5,483
Restructuring and other special charges (credits)	50,000	(555)	(1,992)
Loss on sale of business	—	462	—
Changes in assets and liabilities, net of effects from the purchase of subsidiaries and the assets and liabilities of business held for sale
Accounts receivable	10,671	35,021	54,048
Inventories	18,222	19,128	68,924
Prepaid expenses and other current assets	7,494	(6,658)	7,520
Other non-current assets	(3,756)	(18,597)	(14,002)
Accounts payable	(6,958)	29,621	(26,018)
Accrued expenses and other current liabilities	(12,932)	10,490	(29,054)
Deferred revenue	4,462	(1,715)	7,374
Other long-term liabilities	9,469	2,362	(6,018)

Net cash provided by operating activities	67,480	155,018	155,566

Investing activities:
Capital expenditures	(39,470)	(48,550)	(50,577)
Proceeds from the sale of property and equipment	4,841	633	928
Net proceeds from the sale of business	—	5,940	273,994
Purchase of subsidiaries, net	(457)	—	—

Net cash (used in) provided by investing activities	(35,086)	(41,977)	224,345

Financing activities:
Net payments under line of credit agreements	(112,830)	(55,615)	(340,735)
Net proceeds (payments) under capital lease arrangements	(2,955)	1,602	(1,110)
Principal payments on long-term debt	(49,233)	(18,301)	(25,281)
Issuance of long-term debt	170,905	—	—
Payment of debt issuance costs and fees	(11,150)	(20,435)	(25,797)
Proceeds from stock options exercised	575	—	—

Net cash used in financing activities	(4,688)	(92,749)	(392,923)

Effect of exchange rates	3,591	1,731	3,397

Net increase (decrease) in cash and cash equivalents	31,297	22,023	(9,615)
Cash and cash equivalents, beginning of period	81,493	59,470	69,085

Cash and cash equivalents, end of period	$112,790	$81,493	$59,470

Supplemental disclosures—cash flow information:
Interest paid:	$38,743	$42,795	$38,972
Income taxes paid:	1,628	2,676	2,420

Capital lease obligations of $5.1 million were incurred during fiscal year 2004 when the Company entered into leases for equipment.

The accompanying notes are an integral part of these consolidated financial statements.

DANKA BUSINESS SYSTEMS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per American Depositary Share (“ADS”) amounts)

	Number of ordinary shares (4 ordinary shares equal 1 ADS)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other compre- hensive (loss) income	Total
Balances at March 31, 2001	247,571	$5,130	$325,399	$(302,619)	$(93,552)	$(65,642)

Net earnings	—	—	—	137,555	—	137,555
Currency translation adjustment	—	—	—	—	(7,546)	(7,546)

Comprehensive income						130,009
Dividends and accretion on participating shares	—	—	—	(16,808)	—	(16,808)
Shares issued under employee stock plans	514	9	481	—	—	490

Balances at March 31, 2002	248,085	$5,139	$325,880	$(181,872)	$(101,098)	$48,049

Net earnings	—	—	—	9,734	—	9,734
Currency translation adjustment	—	—	—	—	24,462	24,462

Comprehensive income						34,196
Dividends and accretion on participating shares	—	—	—	(17,857)	—	(17,857)
Shares issued under:
director stock plan	269	2	134	—	—	136
employee stock plans	1,178	26	1,159	—	—	1,185

Balances at March 31, 2003	249,532	$5,167	$327,173	$(189,995)	$(76,636)	$65,709

Net loss	—	—	—	(131,360)	—	(131,360)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(7,271)	(7,271)
Currency translation adjustment net of deferred taxes of $202	—	—	—	—	28,474	28,474

Comprehensive loss						(110,157)
Dividends and accretion on participating shares	—	—	—	(21,231)	—	(21,231)
Shares issued under:
employee stock plans	1,280	27	897	—	—	924

Balances at March 31, 2004	250,812	$5,194	$328,070	$(342,586)	$(55,433)	$(64,755)

The accompanying notes are an integral part of these consolidated financial statements.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Basis of preparation:    The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The principal accounting policies are set forth below.

Basis of consolidation:    The consolidated financial statements include our accounts and the accounts of our majority and wholly owned subsidiaries. Our principal operating subsidiaries are located in North America, Europe, Australia, and Latin America, and are principally engaged in the distribution and service of photocopiers and related office imaging equipment. All inter-company balances and transactions have been eliminated in consolidation. References herein to “we” or “our” refer to Danka Business Systems PLC and consolidated subsidiaries unless the context specifically requires otherwise.

Use of estimates:    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates are disclosed throughout this report. Our actual results could differ from these estimates.

Cash and cash equivalents:    Cash and cash equivalents consist of cash on hand and all highly liquid investments or deposits with original maturities of three months or less and restricted cash of $4.8 million that is collaterizing letters of credit.

Allowances for doubtful accounts—We provide allowances for doubtful accounts on our accounts receivable for estimated losses. Our estimates are based upon the aging of our accounts receivable and projections of credits that will be issued for billing disputes and inaccuracies. Our estimates are influenced by a number of considerations, including but not limited to the following: our large number of customers and their dispersion across wide geographic areas and the fact that no single customer accounts for 4% or more of our net sales.

Inventories:    Inventories consist of photocopiers, facsimile equipment and other automated office equipment which are stated at the lower of specific cost or market of $39.1 million at March 31, 2004 and $56.6 million at March 31, 2003. The related parts and supplies are valued at the lower of average cost or market of $54.2 million at March 31, 2004 and $54.9 million at March 31, 2003. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions using historical trends and analysis.

Property and equipment:    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the assets’ estimated economic lives. Expenditures for additions, major renewals or betterments are capitalized and expenditures for repairs and maintenance are charged to earnings as incurred. When property and equipment are retired or otherwise disposed of, the cost and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in operations. We expense software costs incurred in preliminary project stages. We capitalize costs incurred in developing or obtaining internal use software. Capitalized software costs are amortized over a period of three to five years. Costs related to software maintenance and training are expensed as incurred.

Goodwill:    We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective April 1, 2002. See Note 2 to the consolidated financial statements. Under SFAS 142 we review our goodwill balances for impairment in the fourth quarter of our fiscal year or more frequently if impairment indicators arise. Prior to April 1, 2002, goodwill and other intangible assets were evaluated for recoverability whenever adverse effects or changes in circumstances indicated that the carrying

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount may not have been recoverable. Impairments were computed if future discounted cash flows and earnings from operations were not expected to be sufficient to recover goodwill and other long-lived assets. The carrying amounts of goodwill were then reduced by the amount of the impairment.

Long-lived assets:    The carrying value of long-lived assets to be held and used, including property and equipment, equipment on operating leases, and other intangible assets are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future undiscounted cash flows and earnings from operations are not expected to be sufficient to recover the long-lived assets.

Other intangible assets:    Other intangible assets consist of tradenames, customer lists and non-compete agreements. Tradenames and customer lists are amortized over their useful lives, generally two to five years. Non-compete agreements are amortized over the lives of the agreements, generally three to fifteen years, on a straight-line basis.

Other assets:    Other assets include deferred financing costs which are charged ratably using the effective interest method to interest expense over the term of the related debt.

Income taxes:    Income taxes are accounted for under the liability method. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in a reasonable period. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment in most jurisdictions and changes in available tax planning strategies, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2004 in most jurisdictions and, therefore, a valuation allowance of $109.5 million has been recorded to reduce the net value of deferred tax assets as of March 31, 2004.

Revenue recognition:    Wholesale and Retail equipment and related sales are recognized upon acceptance of delivery by the customer. In the case of equipment sales financed by third party finance/leasing companies or financed by us, retail equipment and related sales are recognized upon acceptance of delivery by the customer and credit acceptance by the finance/leasing company or us, if later. In addition, for the sale of certain digital equipment that requires a comprehensive setup by us before it can be used by a customer, such as a Heidelberg 9110/9150 or equivalent type of equipment, revenue is recognized upon acceptance of delivery and installation by the customer and written confirmation of installation by a company representative. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon equipment usage by the customer.

Rental operating lease income is recognized straight-line over the lease term. Retail service revenues, which includes TechSource service contract revenues, are generally recognized ratably over the term of the underlying maintenance contracts. Under the terms of the retail service contract, the customer is billed a flat periodic charge and/or a usage-based fee. We record revenue for the flat periodic charge each period and for actual or estimated usage each period.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling costs:    Shipping and handling charges billed to our customers are included in the same category as the related sale. The cost of shipping and handling is included in cost of sales.

Earnings per share:    Basic EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock. Income available to common shareholders is determined by reducing net earnings or loss by the dividends and accretion for the relevant fiscal year paid on the 6.5% senior convertible participating shares. Earnings per American Depositary Share are based on the current ratio of four ordinary shares to one ADS.

Foreign currencies:    The functional currency for most foreign operations is the local currency. Foreign currency transactions are converted at the rate of exchange on the date of the transaction or translated at the year end rate in the case of transactions not then finalized. Gains and losses resulting from foreign currency transactions are included in other income (expense) on the accompanying statements of operations.

Assets and liabilities in currencies other than dollars are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average rate of exchange for the period. The resulting translation adjustments are recorded as Accumulated Other Comprehensive Loss, a separate component of shareholders’ equity (deficit).

Concentrations of risk:    Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and trade receivables. Our cash and cash equivalents are placed with high credit quality financial institutions, and are invested in short-term maturity, highly rated securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographical areas. As of March 31, 2004, we had no significant concentrations of credit risk. Our business is dependent upon close relationships with our vendors and our ability to purchase photocopiers and related office imaging equipment from these vendors on competitive terms. We primarily purchase products from several key vendors including Canon, Ricoh and Toshiba, each of which represented 10% or more of equipment purchases for the years ended March 31, 2004, 2003 and 2002.

Financial instruments:    In prior years, we used interest rate swap agreements to manage interest costs and the risks associated with changing interest rates. The interest differential to be paid or received was included in interest expense for the period. We do not hold derivative financial instruments for trading purposes.

Stock Based Compensation:    We have employee stock benefit plans, which are described more fully in Note 15. Our stock option plans are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. The following table illustrates the effect on net earnings (loss) available to common shareholders and earnings (loss) available to common shareholders per ADS if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to employee stock benefits, including shares issued under the stock option plans.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

($000 except per ADS data)	2004	2003	2002
Net earnings (loss), as reported	$(131,360)	$9,734	$137,555
Less: total stock-based employee compensation expense determined under the fair value for all awards, net of tax	(4,511)	(2,293)	(1,113)

Pro forma net earnings (loss)	$(135,871)	$7,441	$136,442

Basic (loss) earnings available to common shareholders per ADS
As reported	$(2.41)	$(0.13)	$1.95
Pro forma	$(2.48)	$(0.17)	$1.93
Diluted (loss) earnings available to common shareholders per ADS
As reported	$(2.41)	$(0.13)	$1.93
Pro forma	$(2.48)	$(0.17)	$1.91

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and price volatility of the underlying stock. Because our stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing model does not necessarily provide a reliable single measure of the fair value of employee stock options. See Share Options and Stock Compensation Note 15 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

Accumulated other comprehensive income (loss): At March 31, 2004, accumulated other comprehensive income (loss) consisted of $(48.2) million and $(7.3) million of currency translation adjustment and minimum pension liability, respectively. At March 31, 2003 and 2002, accumulated other comprehensive income (loss) consisted of $(76.6) million and $(101.1) million of currency translation adjustment, respectively.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.

United Kingdom Companies Act 1985:    The financial statements for the years ended March 31, 2004, 2003 and 2002 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts prepared under United Kingdom generally accepted accounting principles for the year ended March 31, 2004 will be delivered to the Registrar of Companies for England and Wales following our 2004 annual general meeting. The auditors’ reports on those statutory accounts were unqualified.

Note 2.    Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142. This statement revised the standards of accounting for goodwill and indefinite-lived intangible assets by replacing the regular amortization of these assets with the requirement that they be reviewed annually for possible impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. We adopted SFAS 142 effective April 1, 2002. During the first quarter of the fiscal year ending March 31, 2003, we finalized the required transitional impairment tests of

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill and indefinite-lived intangible assets under the requirements of SFAS 142. Based on the results of the transitional impairment tests, no adjustment for impairment was necessary. We also performed annual impairment tests for goodwill in the fourth quarters of fiscal years 2003 and 2004. Based on the results of those tests, no adjustment for impairment was necessary.

The following table reflects pro forma results of operations giving effect to the discontinuance of goodwill amortization as if it were adopted on April 1, 2001 (in thousands, except per share amounts):

	For the year ended March 31
	2004	2003	2002
Earnings (loss) from continuing operations	$(131,360)	$9,734	$18,065
Add-back goodwill amortization, net of taxes	—	—	5,244

Adjusted earnings (loss) from continuing operations	(131,360)	9,734	23,309
Discontinued operations, net of tax	—	—	119,490

Adjusted net earnings (loss)	$(131,360)	$9,734	$142,799

Basic (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS, continuing operations	$(2.41)	$(0.13)	$0.02
Add-back goodwill amortization, net of taxes	—	—	0.08

Adjusted net earnings (loss) per ADS, continuing operations	(2.41)	(0.13)	0.10
Net earnings per ADS, discontinued operations	—	—	1.93

Adjusted net earnings (loss) per ADS	$(2.41)	$(0.13)	$2.03

Weighted average ADSs	62,545	62,141	61,967
Diluted operating (loss) earnings available to common shareholders per ADS:
Net earnings (loss) per ADS, continuing operations	$(2.41)	$(0.13)	$0.02
Add-back goodwill amortization, net of taxes	—	—	0.08

Adjusted net earnings (loss) per ADS, continuing operations	(2.41)	(0.13)	0.10
Net earnings per ADS, discontinued operations	—	—	1.91

Adjusted reported net earnings (loss) per ADS	$(2.41)	$(0.13)	$2.01

Weighted average ADSs	62,545	62,141	62,515

As of March 31, 2004, net goodwill amounted to $282.4 million. Changes to goodwill for fiscal year ended March 31, 2004 resulted primarily from fluctuations in foreign currency exchange rates.

Goodwill by reporting units as of March 31, 2004 (in thousands):

Goodwill
United States	$76,351
Europe	200,320
International	5,759

Total	$282,430

Other intangible assets, principally customer lists, amounted to $2.3 million, net of $1.6 million of accumulated amortization. Aggregate amortization expense of other intangible assets for fiscal years 2004, 2003 and 2002 amounted to $0.5 million, $0.5 million and $0.4 million, respectively. Estimated amortization expense for fiscal year 2005 is $0.4 million and the succeeding four fiscal years is between $0.4 million and $0.5 million per year.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Restructuring and Other Special Charges

Fiscal Year 2004 Charge:    In fiscal year 2004, we formulated plans to significantly reduce our selling, general and administrative costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States, Europe and International businesses. As part of these plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. We expect severance costs to be paid over the next two years with most of the severance costs to be paid by December 31, 2004. Cash outlays for the employee severance during fiscal year 2004 were $6.4 million. The majority of these employee reductions were completed by March 31, 2004, but approximately $21.5 million of severance payments will be made over the next two years. Cash outlays for the buyouts of facility leases and the remaining term of the facility leases during fiscal year 2004 were $3.3 million. If these leases are not terminated, our payments will continue through their respective terms unless otherwise disposed of. The remaining liability of the 2004 restructuring charge is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities.”

The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

(In thousands)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2004
Severance	$26,910	$(6,382)	$996	$21,524
Future lease obligations on facility closures	23,684	(3,332)	490	20,842

Total	$50,594	$(9,714)	$1,486	$42,366

2004 Restructuring Severance Charge by Operating Segment:

(In 000’s)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2004
United States	$6,376	$(2,592)	$—	$3,784
Europe	17,513	(3,453)	964	15,024
International	2,836	(337)	32	2,531
Other	185	—	—	185

Total	$26,910	$(6,382)	$996	$21,524

2004 Restructuring Facility Charge by Operating Segment:

(In 000’s)	Fiscal 2004 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2004
United States	$13,169	$(2,713)	$—	$10,456
Europe	6,041	(256)	490	6,275
International	468	(5)	—	463
Other	4,006	(358)	—	3,648

Total	$23,684	$(3,332)	$490	$20,842

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2002 Charge:    Our fiscal year 2002 restructuring charge included $4.9 million related to severance for 355 employees in the U.S., Canada and Europe. Cash outlays for the reductions during fiscal year 2004 totaled were less than $0.1 million. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Cash outlays for the facilities during fiscal year 2004 were $0.1 million. Due to a change in estimate, we reversed $0.5 million of fiscal year 2002 severance and facility charges during the first quarter of fiscal year 2004. The remaining liability of the 2002 restructuring charge is categorized within “Accrued expenses and other current liabilities.”

The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

(in 000’s)	Fiscal 2002 Expense	Reserve at March 31, 2003	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2004
Severance	$4,967	$345	$(9)	$(204)	$132
Future lease obligations on facility closures	6,074	595	(118)	(262)	215

Total	$11,041	$940	$(127)	$(466)	$347

Fiscal Year 2001 Charge:    Our fiscal year 2001 restructuring charge included $21.8 million related to severance, which represented the anticipated reduction of approximately 1,100 positions worldwide. Cash outlays related to these reductions during fiscal year 2004 were less than $0.1 million. The fiscal year 2001 restructuring charge also included $4.3 million for future lease obligations on facility closures and exit costs. Cash outlays for facilities during fiscal year 2004 were less than $0.1 million. Due to a change in estimate, we reversed $0.1 million of fiscal year 2001 severance and facility charges during the first quarter of fiscal year 2004. The remaining liability of the 2001 restructuring charge is categorized within “Accrued expenses and other current liabilities.” The following table summarizes the fiscal year 2001 restructuring charge:

2001 Restructuring Charge:

(in 000’s)	Fiscal 2001 Expense	Reserve at March 31, 2003	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2004
Severance	$21,766	$214	$(45)	$—	$169
Future lease obligations on facility closures and other exit costs	4,295	131	(3)	(128)	—

Total	$26,061	$345	$(48)	$(128)	$169

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Other Income and Expense

Other income and other expense include the following for the years ended March 31, 2004, 2003, and 2002:

(in 000’s)	2004	2003	2002
Other (income) expense:
Foreign exchange gains	$(74)	$(7,108)	$(3,000)
Disposal of businesses	38	576	—
Amortization of goodwill and other intangible assets	360	451	11,207
Country exit and asset impairment costs	1,910	—	3,081

Total	$2,234	$(6,081)	$11,288

5.    Sale of Danka Services International

On June 29, 2001, we completed the sale of Danka Services International (“DSI”) to Pitney Bowes Inc. for $285 million in cash, after giving effect to purchase price adjustments, pursuant to an asset purchase agreement dated April 9, 2001. DSI was our facilities management and outsourcing business. Our shareholders approved the sale at an extraordinary general meeting on June 29, 2001.

The sale and operations of DSI resulted in a gain in fiscal year 2002 of $119.5 million after income taxes of $57.9 million. A summary of the operating results of discontinued operations are as follows:

(in 000’s)	2002
Revenue	$74,234
Earnings before income taxes	5,425
Provision for income taxes	1,848

Net earnings from discontinued operations	3,577
Gain from sale of discontinued operations after income taxes of $57.9 million	115,913

Discontinued operations, net of tax	$119,490

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Income Taxes

The provision (benefit) for income taxes attributable to continuing operations for the three years ended March 31, 2004 was as follows:

(in 000’s)	2004	2003	2002
U.S. income tax
Current	$748	$(1,888)	$(42)
Deferred	52,702	(4,979)	(5,010)

Total U.S. tax provision (benefit)	53,450	(6,867)	(5,052)
U.K. income tax
Current	—	—	—
Deferred	(17,319)	169	(7,542)

Total U.K. tax provision (benefit)	(17,319)	169	(7,542)
Other international income tax
Current	6,394	6,458	1,091
Deferred	1,062	3,843	6,067

Total other international tax provision	7,456	10,301	7,158

Total provision (benefit) for income taxes	$43,587	$3,604	$(5,436)

A reconciliation of the United Kingdom statutory corporation tax rate to the effective rate is as follows:

(in 000’s)	2004	2003	2002
Tax (benefit) charge at standard United Kingdom rate	$(26,332)	$4,001	$3,789
Profits (losses) taxed at other than standard United Kingdom rate	(4,313)	1,694	21,366
Changes in valuation allowances	75,588	(4,880)	(1,751)
State tax provision, net of federal income tax provision	(13)	(1,465)	(28)
United Kingdom tax on intra-group profits	—	—	(29,241)
Permanent differences	(1,343)	4,254	429

Provision (benefit) for income taxes	$43,587	$3,604	$(5,436)

The United Kingdom statutory corporation tax rate was 30% in fiscal years 2004, 2003 and 2002.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that comprise the elements of deferred tax at March 31, 2004 and 2003 are as follows:

(in 000’s)	2004	2003
Deferred tax assets:
Accrued expenses not deducted for tax purposes	$15,431	$7,163
Reserves for inventory and accounts receivables not deducted for tax purposes	19,263	14,026
Tax loss carryforwards	69,984	102,521
Tax credit carryforwards	3,200	3,200
Depreciation and other	11,241	564

Total gross deferred tax assets	119,119	127,474
Valuation allowance	(109,472)	(33,884)

Net deferred tax assets	9,647	93,590

Deferred tax liabilities:
Expenses deducted for tax purposes not expensed for US GAAP	(764)	—
Tax Reserves for inventory and accounts receivable not expensed for US GAAP	(16)	—
Leases and depreciation	(10,395)	(4,271)

Total gross deferred tax liabilities	(11,175)	(4,271)

Net deferred tax asset/(liability)	$(1,528)	$89,319

Net deferred tax assets/liabilities for the years ended March 31, 2004 and 2003 were classified in the consolidated balance sheets as follows:

(in 000’s)	2004	2003
Deferred tax assets—current	$1,959	$15,110
Deferred tax assets—non-current	7,688	78,480
Deferred tax liabilities—current	(780)	—
Deferred tax liabilities—non-current	(10,395)	(4,271)

Net deferred tax asset/(liability)	(1,528)	89,319

At March 31, 2004, we had net operating losses and other carryforwards relating to our United States operations of approximately $227.9 million of which $92.0 million will expire if not used by March 31, 2019, $52.8 million if not used by March 31, 2021, $41.6 million if not used by March 31, 2023 and $41.5 million if not used by March 31, 2024. We have an alternative minimum tax credit carryforward of $3.2 million relating to United States operations, which is available indefinitely. We also have foreign net operating loss carryforwards of $118.6 million that expire from March 31, 2005 to indefinite life. All of these loss carryforwards are offset by valuation allowances reflecting the lack of certainty as to realization.

The valuation allowance for deferred tax assets as of March 31, 2004 and 2003 was $109.5 and $33.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to SFAS 109, to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment in most jurisdictions and changes in available tax planning strategies, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2004 in most jurisdictions and, therefore a valuation allowance has been recorded to reserve our deferred tax assets as of March 31, 2004.

The repatriation of the undistributed earnings of our foreign subsidiaries to the United Kingdom at March 31, 2004 would not result in an additional material amount of tax.

7.    Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) from continuing operations per ADS computations follows:

	March 31, 2004			March 31, 2003			March 31, 2002
(In 000’s except per share amounts)	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount	Earnings (loss) from continuing operations (numerator)	Shares (denominator)	Per-share amount
Basic loss available to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(131,360)			$9,734			$18,065
Dividends and accretion on participating shares	(19,099)			(17,981)			(16,930)

Earnings (loss)	(150,459)	62,539	$(2.41)	(8,247)	62,141	$(0.13)	1,135	61,967	$0.02

Effect of dilutive securities:
Stock options	—	—		—	—		—	548

Diluted loss available to common shareholders per ADS:
Earnings (loss)	$(150,459)	62,539	$(2.41)	$(8,247)	62,141	$(0.13)	$1,135	62,515	$0.02

The effect of our convertible subordinated notes was not included in the computation of diluted earnings per ADS for the year ended March 31, 2002 because they were anti-dilutive. The effect of our 6.5% senior convertible participating shares, which represent the ADSs shown in the table below are not included in the computation of diluted earnings per share for the three years ended March 31, 2004 because they are anti-dilutive. Stock options representing the ADSs shown in the table below are not included in the computation of diluted earnings per share for the three years ended March 31, 2004 because they are anti-dilutive.

Potential ADSs issuance

	For the years ended March 31,
(In thousands)	2004	2003	2002
6.5% senior convertible participating shares	22,298	20,907	19,602
Stock options	1,782	1,942	548

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Segment Reporting

We manage our business geographically and our primary areas of management and decision making are the United States, Europe and International. Our reportable segments do not include the discontinued operations of DSI. Our United States, Europe and International segments provide office imaging equipment, document solutions and related service and supplies on a direct basis to retail customers. The geographical areas covered by our International segment include Canada, Latin America and Australia. Our European segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. Our management relies on an internal management reporting process that provides segment revenue and earnings from operations, which is defined as earnings before interest expense, interest income and income taxes as shown on our consolidated statements of operations less foreign exchange gains and losses. Management believes that this is an appropriate measure of evaluating the operating performance of our segments. The following tables present information about our segments.

	Year ended March 31,
(in thousands)	2004	2003	2002
Revenues
United States	$646,010	$747,787	$871,508
Europe	560,882	532,248	542,426
International	124,432	119,939	144,945
Other (1)	—	—	(3,703)

Total Revenues	$1,331,324	$1,399,974	$1,555,176

Gross Profit
United States	$262,896	$319,414	$336,089
Europe	177,913	169,534	165,379
International	41,583	34,214	49,367
Other (1)	517	—	(953)

Total Gross Profit	$482,909	$523,162	$549,882

Operating earnings (loss) from continuing operations
United States	$8,760	$39,648	$17,201
Europe	(7,360)	26,346	11,886
International	(9,395)	(11,434)	4,959
Other (1)	(26,555)	(9,649)	(24,791)

Total operating earnings (loss) from continuing operations	$(34,550)	$44,911	$9,255

Capital Expenditures
United States	$19,625	$29,782	$32,721
Europe	10,782	11,036	11,900
International	7,632	5,384	5,236
Other (1)	1,431	2,348	720

Total Capital Expenditures	$39,470	$48,550	$50,577

Depreciation and Amortization
United States	$29,664	$35,397	$53,666
Europe	13,552	13,344	28,152
International	10,675	8,845	9,615
Other (1)	1,614	242	914

Total Depreciation and Amortization	$55,505	$57,828	$92,347

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended March 31,
(in thousands)	2004	2003	2002
Assets
United States	$266,234	$305,284	$334,067
Europe	496,799	429,685	434,687
International	60,794	57,495	78,131
Other (2)	59,741	189,156	125,938

Total Assets	$883,568	$981,620	$972,823

Long-lived Assets (3)
United States	$136,048	$151,364	$136,961
Europe	219,656	192,224	155,920
International	14,050	18,066	20,768
Other (2)	10,382	3,746	37,318

Total Long-lived Assets	$380,136	$365,400	$350,967

(1)	Other includes the elimination of inter-segment revenues, cost of goods sold, corporate expenses, restructuring charges (credits) for all segments in fiscal years 2003 and 2002, foreign exchange gains/losses, write-off of debt issuance costs and valuation of deferred tax assets. Restructuring charges/(credits) are recognized by the applicable business segment in fiscal year 2004.
(2)	Other includes corporate assets, deferred tax assets and assets of discontinued operations.
(3)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and other intangibles, all of which are net of their related depreciation and amortization.

9.    Quarterly Financial Data (unaudited)

The following table presents selected quarterly financial data for the periods indicated:

	June 30	Sept. 30	Dec. 31	March 31	Total Year
(in 000’s), except per ADS data
Fiscal 2004
Total Revenue	$333,784	$322,963	$331,081	$343,494	$1,331,324
Gross profit	122,518	120,231	120,022	120,137	482,909
Earnings (loss) from continuing operations before income taxes	(4,522)	(27,362)	(18,107)	(37,782)	(87,773)
Net earnings (loss) available to common shareholders	(796)	(17,259)	(16,941)	(96,364)	(131,360)
Per ADS—diluted:
Net earnings (loss) available to common shareholders	(0.09)	(0.35)	(0.35)	(1.62)	(2.41)
Stock prices (high/low) per ADS	$5.00–$3.14	$4.24–$2.01	$4.69–$2.36	$5.24–$3.70	$5.24–$2.01

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30	Sept. 30	Dec. 31	March 31	Total Year
(in 000’s), except per ADS data
Fiscal 2003
Revenue	$347,061	$343,750	$353,115	$356,048	$1,399,974
Gross profit	134,000	123,831	131,253	134,080	523,162
Earnings (loss) from continuing operations before income taxes	7,879	2,400	4,503	(1,443)	13,338
Net earnings (loss) available to common shareholders	5,752	1,756	3,284	(1,057)	9,734
Per ADS—diluted:
Net earnings (loss) available to common shareholders	0.02	(0.04)	(0.02)	(0.09)	(0.13)
Stock prices (high/low) per ADS	$5.05–$2.96	$3.62–$1.77	$4.80–$1.33	$5.27–$3.05	$5.27–$1.33

10.    Equipment on Operating Leases, net

Included in equipment on operating leases is equipment used to generate rental revenue. Substantially all of our governmental operating leases are cancelable after one year. Equipment on operating leases is depreciated over one to five years and consists of the following at March 31, 2004 and 2003:

(in 000’s)	2004	2003
Equipment on operating leases	$149,596	$183,862
Less accumulated depreciation	(120,118)	(144,033)

Equipment on operating leases, net	$29,478	$39,829

Depreciation expense on equipment on operating leases for the years ended March 31, 2004, 2003 and 2002 was $29.1 million, $36.1 million and $44.2 million, respectively.

11.    Property and Equipment, net

Property and equipment, along with their useful lives, consists of the following at March 31, 2004 and 2003:

(in 000’s)	2004	2003	Average Useful life In years
Buildings	$1,658	$1,447	31
Office furniture and equipment	94,265	136,282	3 – 7
Leased office furniture and equipment	7,374	5,775	3 – 7
Leasehold improvements	21,680	22,927	3 – 15
Software	68,088	45,664	3 – 5
Transportation equipment	3,189	2,667	5 – 7
Land	423	420	—

Total cost	196,677	215,182
Less accumulated depreciation and amortization	(130,789)	(147,400)

Property and equipment, net	$65,888	$67,782

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense on property and equipment for the years ended March 31, 2004, 2003 and 2002 was $26.0 million, $21.2 million and $36.8 million, respectively.

12.    Debt

Debt consists of the following as of March 31, 2004 and 2003:

(in 000’s)	2004	2003
10% subordinated notes due April 2008	$64,520	$64,520
11% senior notes due June 2010	175,000	—
Credit facility interest at LIBOR plus an applicable margin (7.98% average interest rate for 2003) due March 2006—see below	—	112,889
Zero coupon senior subordinated notes due April 2004	—	47,594
Capital lease obligations	6,411	4,305
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	1,834	3,547
Less unamortized discount	(3,792)	—

Total long-term debt and notes payable	243,973	232,855
Less current maturities of long-term debt and notes payable	3,212	58,443

Long-term debt and notes payable, less current maturities	$240,761	$174,412

The 10% subordinated notes have interest payable every six months on April 1 and October 1.

On June 14, 2002, we entered into an amended and restated credit facility, or the old credit facility, with our then-existing senior bank lenders to provide us with financing through March 31, 2006. The entire balance of the old credit facility was repaid on July 1, 2003 upon the issuance of our senior notes as described below. The interest rate for each interest period, as defined in the old credit facility, ranged from LIBOR plus 8.25% to LIBOR plus 4.75%.

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

On July 1, 2003, we repaid the old credit facility with a portion of the net proceeds from the offering of $175 million aggregate principal amount of our senior notes that were sold at a price of 97.6% of the aggregate principal amount, generating a $4.1 million discount. On July 18, 2003, we issued a notice of redemption to all of the holders of our zero coupon senior subordinated notes due April 1, 2004 specifying a redemption price of par value of the zero coupon notes. We redeemed all of the outstanding zero coupon notes on August 18, 2003.

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

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

If, for any fiscal year commencing with the fiscal year ended March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50% of such excess cash flow to purchase their senior notes at 101% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. For the fiscal year ended, March 31, 2004 we did not have excess cash flow.

We incurred $8.9 million in debt issuance costs in fiscal year 2004 relating to the senior notes. We are amortizing these costs over the term of the senior notes. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt.

Concurrently with the issuance of the senior notes, we entered into a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. In addition, under the terms of the Fleet credit facility, extensions of credit is further limited to the lesser of the commitment and the borrowing base, in each case subject to a minimum availability reserve equal to $20.0 million. Accordingly, unless the lenders otherwise agree, at no time can credit available under the Fleet credit facility exceed $30.0 million. As of March 31, 2004, the borrowing base for the credit facility was $15.8 million and we had no borrowings outstanding under the Fleet credit facility.

On December 31, 2003, we entered into a one year letter of credit facility with ABN for €15 million (US $18.4 million) and an open term €10 million (US $12.3 million) credit facility available for general working capital purposes including overdrafts. These facilities are secured by certain of our Netherlands and Belgium subsidiaries’ assets. The availability of the credit facilities are subject to a borrowing base, which totaled approximately €12 million as of March 31, 2004. The €15 million letter of credit facility bears a commission of 1.25% while the €10 million general credit facility bears interest at ABN’s Euro base rate plus 1.25%. ABN’s Euro base rate as of March 31, 2004 was approximately 4.0%.

Aggregate annual maturities of debt at March 31, 2004, are as follows:

(in 000’s)
Year Ending March 31,
2005	$3,212
2006	1,989
2007	1,669
2008	732
2009	64,924
Thereafter	175,239

$247,765

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    6.50% Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 new 6.50% senior convertible participating shares of Danka Business Systems PLC for $218.0 million. The net proceeds of the share subscription totaled approximately $204.6 million, after deducting transaction expenses.

The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and will be paid in the form of additional participating shares through December 2004. At that time, we may be obligated to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness prohibits us from paying cash dividends which is currently the situation. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2004, the participating shares have voting rights on an as converted basis, currently corresponding to approximately 26.8% of the total voting power of our capital stock, which includes an additional 67,143 participating shares in satisfaction of the payment-in-kind dividends.

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

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Employee Benefit Plans

Substantially all of our U.S. employees are entitled to participate in our profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At our discretion, we may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in our contributions after four years of service. The expenses related to contributions to the plan for the years ended March 31, 2004, 2003 and 2002 were approximately nil, $1.5 million and $2.5 million, respectively.

Most non-U.S. employees participate in defined benefit and contribution plans with varying vesting and contribution provisions. The expenses related to these plans for the years ended March 31, 2004, 2003 and 2002 were approximately $6.4 million, $2.5 million and $4.7 million, respectively.

In connection with our acquisition of Kodak’s office imaging and outsourcing businesses, we acquired certain pension obligations of non-U.S. employees from Kodak. At March 31, 2004 and 2003 the liability for these pension obligations was $14.5 and $7.7 million, respectively and is shown in deferred income taxes and other long-term liabilities line of the balance sheet.

We have a supplemental executive retirement plan, which provides additional income for certain of our U.S. executives upon retirement. There were no contributions to the plan for the years ended March 31, 2004, 2003 and 2002.

Under the Danka Section 423 Employee Stock Purchase Plan approved on March 28, 2002, we are authorized to issue up to 8,000,000 ordinary shares (2,000,000 ADS equivalents) to eligible employees in Danka Office Imaging Company, our principal U.S. operating subsidiary. Under the terms of the plan, employees can choose to have a fixed dollar amount deducted from their biweekly compensation to purchase our ADS. The purchase price of the ADS is 85% of the market value of the stock on the first day of the purchase period or the purchase date, whichever is lower. Employees are limited to a maximum purchase under the plan of stock with a fair market value of $25,000 during each calendar year. The plan became effective on April 1, 2002. All stock purchased under this plan must be retained for a period of six months. As of March 31, 2004, we had issued 266,320 ADS under this plan.

15.    Share Option and Stock Compensation Plans

We have four share option and stock compensation plans, the 1996 Share Option Plan, the 1999 Share Option Plan, the 2001 Long-Term Incentive Plan and the 2002 Outside Director Stock Compensation Plan. Awards may be made under the first three plans to our officers and key employees. Under all of the stock option plans, the option exercise price is equal to the fair market value of our ordinary shares or ADS stock at the date of grant. Options granted by us currently expire no later than 10 years from the date of grant and generally fully vest within 3 – 5 years.

1996 Share Option Plan

Our 1996 share option plan authorizes the granting of both incentive and non-incentive share options over an aggregate of 22,000,000 ordinary shares (5,500,000 ADS equivalents). The option balance outstanding at March 31, 2004 also includes options issued pursuant to a plan that preceded the 1996 share option plan. There are no shares available for issuance under this plan. Options were granted at prices not less than market value on the date of grant and the maximum term of an option may not exceed ten years. Share options granted under the

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1996 share option plan generally vest ratably in equal tranches over three years beginning on the first anniversary of the date of grant.

We established The Danka Employees’ Trust Fund for use in conjunction with our 1996 share option plan. The employees’ trust may subscribe for new ordinary shares which we have granted in the form of share options, or it may purchase our ordinary shares on the open market. The employees’ trust will transfer shares to employees upon exercise of their options. No shares were acquired by the employees’ trust for the years ended March 31, 2004, 2003, and 2002.

1999 Share Option Plan

In October 1999, shareholders approved a share option plan authorizing the granting of both incentive and non-incentive share options for an aggregate of 12,000,000 ordinary shares (3,000,000 ADS equivalents). In October 2001, shareholders approved the issuance of an additional 20,000,000 ordinary shares (5,000,000 ADS equivalents) pursuant to the 1999 plan. Share options granted under the 1999 share option plan generally have the same terms as those granted under the 1996 share option plan.

2001 Long Term Incentive Plan

In October 2001, shareholders approved the Danka 2001 Long Term Incentive Plan, under which we may make awards of a variety of equity-related incentives to our executive directors, officers and employees. Awards under the 2001 plan may take the form of restricted stock unit awards, stock appreciation rights and other share-based awards. The 2001 plan is administered by our human resources committee, which determines the persons to whom awards may be made, the form of the awards, the terms and conditions of the awards, the number of shares subject to each award and the dates of grant. The total number of ordinary shares in respect of which awards may be made under the 2001 plan is 18,000,000 ordinary shares (4,500,000 ADS equivalents). Awards may be made in ordinary shares or ADSs. As of March 31, 2004, no awards had been made under the 2001 plan.

2002 Outside Director Stock Compensation Plan

In October 2002, the shareholders approved the 2002 Outside Director Stock Compensation Plan which allows us to pay part of our outside (non-executive) directors’ compensation in shares. The total number of shares in respect of which awards may be made under the 2002 Plan are 2,000,000 ordinary shares or 500,000 ADS. As of March 31, 2004, 269,472 ordinary shares or 67,368 ADS had been issued under the 2002 Plan.

In July 2000, Shareholders approved a restricted stock award for the issuance of 1,542,168 ordinary shares (385,542 ADS equivalent) to be issued in three equal installments in 2001, 2002 and 2003 to our former president.

As of March 31, 2004, there were 37,962,968 ordinary shares (9,490,742 ADS equivalents) available to grant under all of our existing equity compensation plans.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information with respect to stock option plan activity for the 1996 and 1999 share option plans during the three years ended March 31, 2004 was as follows in ADSs:

	2004		2003		2002
	Options (000’s)	Weighted- average exercise price	Options (000’s)	Weighted- average exercise price	Options (000’s)	Weighted- average exercise price
Options outstanding at April 1	8,538	4.66	6,973	5.86	5,458	8.29
Granted	1,960	3.06	2,493	3.62	2,065	1.40
Exercised	(291)	1.81	—	—	—	—
Forfeited	(1,698)	6.71	(928)	10.87	(550)	13.20

Options outstanding at March 31	8,509	3.98	8,538	4.66	6,973	5.86

Options exercisable at March 31	5,550	4.54	4,622	6.35	4,104	8.74

Shares available for issuance at March 31	4,991		4,962		6,527

The following table summarizes information about options outstanding at March 31, 2004.

	Outstanding Options			Exercisable Options
Price Range in dollars	Number of shares (000’s)	Weighted average remaining contractual life (In Years)	Weighted average exercise price in dollars	Number of shares (000’s)	Weighted average exercise price in dollars
$0.34 – 4.80	6,416	9.3	$2.39	3,467	$1.93
4.81 – 9.59	1,720	7.9	5.58	1,710	5.58
9.60 – 14.39	51	4.1	11.74	51	11.74
14.40 – 19.19	141	4.7	16.00	141	16.00
19.20 – 23.99	2	0.7	20.13	2	20.13
24.00 – 28.78	114	2.2	27.49	114	27.49
28.79 – 33.58	4	1.7	32.63	4	32.63
33.59 – 38.38	9	3.5	35.37	9	35.37
38.39 – 43.17	12	0.9	40.49	12	40.49
43.18 – 47.97	40	4.0	47.97	40	47.97

	8,509	8.8	$3.98	5,550	$4.54

SFAS No. 123 Assumptions and Fair Value

The fair value of options granted in 2004, 2003 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	529.59%	197.41%	310.70%
Risk-free interest rate	2.99%	3.43%	4.43%
Expected life	5 years	5 years	5 years

The weighted average fair value of ADSs at grant date for the years ended March 31, 2004, 2003 and 2002 was $3.06, $3.62 and $1.40, respectively.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Commitments, Contingencies and Related Party Transactions

Leases: We are obligated under various noncancelable operating leases for our office facilities, office equipment and vehicles. Future noncancelable lease commitments as of March 31, 2004, are as follows:

(in 000’s)
Year Ending March 31,
2005	$37,464
2006	26,606
2007	19,870
2008	14,875
2009	10,698
Thereafter	22,263

Rental expense for fiscal years ended March 31, 2004, 2003 and 2002 was $51.5 million, $61.6 million, and $70.4 million, respectively.

Purchase Commitments:    As of March 31, 2004, we had $97.3 million of purchase obligations, consisting principally of inventory purchase commitments.

Equipment Leasing Commitment:    We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the years ended March 31, 2004 and 2002, we were obligated for penalty payments of $0.1 million and $0.2 million, respectively. We were not required to make any penalty payments for the year ended March 31, 2003.

Facility Lease Commitments:    Danka Holding Company (“DHC”), one of our subsidiaries, has been a party to a number of tax retention operating lease (“TROLs”). Three properties subject to the TROLs financing were sold during fiscal year 2003 for approximately $34.9 million and we do not have further commitments under the TROLs.

Related Party Transactions:    We remain contingently liable for the repayment of $0.3 million of Industrial Revenue Bonds used to finance the construction of our corporate office in St. Petersburg, Florida. The obligation was assumed by a company controlled by our former chief executive officer, when it acquired the corporate office building.

Litigation:    In June 2003, we were served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and we have sought to remove the claim to Federal court for further proceedings. The plaintiffs have filed a motion to certify the class, which we have opposed. We have filed a motion for summary judgement, which plaintiffs have opposed. All such motions remain pending before the federal court. We intend to vigorously defend all claims alleged by the plaintiffs.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are also subject to legal proceedings and claims which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

17.    Financial Instruments

Fair Value of Financial Instruments:    At March 31, 2004, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and current maturities of long-term debt and notes payable approximated fair value due to the short-term maturities of these assets and liabilities. There are no quoted market prices for our 6.50% senior convertible participating shares. The participating shares currently are convertible into ordinary shares at a current conversion price of $12.44 per ADS. Assuming all participating shares were converted to ADSs at March 31, 2004, the resulting shares would have a market value of $98.3 million at that date, based on a per ADS price of $4.29. There are no quoted market prices for the $64.5 million in 10% subordinated notes but par value is an approximation of market value. The $175.0 million 11% senior notes are traded on the over the counter market. As of March 31, 2004 the market value of these senior notes was $180.7 million.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, we issued our 11% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). The Subsidiary Guarantors generated 63.1% of our total revenue in fiscal year 2004. Certain prior year amounts have been reclassified to conform to the current year classification.

Supplemental Consolidating Statement of Operations

For the year ended March 31, 2004

	March 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$324,510	$143,390	$—	$467,900
Retail service	—	421,731	216,788	—	638,519
Retail supplies and rentals	—	94,477	33,138	—	127,615
Wholesale	—	—	97,290	—	97,290

Total Revenue	—	840,718	490,606	—	1,331,324

Cost and operating expenses:
Cost of retail equipment sales	—	213,959	94,953	—	308,912
Retail service costs	—	243,823	138,296	—	382,119
Retail supplies and rental costs	—	57,303	21,840	—	79,143
Wholesale costs of revenue	—	—	78,241	—	78,241
Selling, general and administrative expenses	4,804	318,805	141,616	—	465,225
Restructuring charges (credits)	—	32,788	17,212	—	50,000
Equity (income) loss	149,666	114,205	75,001	(338,872)	—
Other (income) expense	(20,686)	4,554	26,392	(8,026)	2,234

	133,784	985,437	593,551	(346,898)	1,365,874

Operating earnings (loss) from continuing operations	(133,784)	(144,719)	(102,945)	346,898	(34,550)
Interest expense	(28,914)	(2,968)	(40,312)	38,282	(33,912)
Interest income	38,282	1,148	104	(38,282)	1,252
Write-off of debt issuance costs	(20,563)	—	—	—	(20,563)

Earnings (loss) from continuing operations before income taxes	(144,979)	(146,539)	(143,153)	346,898	(87,773)
Provision (benefit) for income taxes	(13,619)	50,032	7,174	—	43,587

Net (loss) earnings	$(131,360)	$(196,571)	$(150,327)	$346,898	(131,360)

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Consolidating Statement of Operations

For the year ended March 31, 2003

	March 31, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$351,734	$124,995	$—	$476,729
Retail service	—	487,934	209,077		697,011
Retail supplies and rentals	—	104,734	36,964	—	141,698
Wholesale	—	—	84,536	—	84,536

Total revenue	—	944,402	455,572	—	1,399,974

Costs and operating expenses:
Cost of retail equipment sales	—	223,551	87,341	—	310,892
Retail service costs	—	276,291	140,150	—	416,441
Retail supplies and rental costs	—	64,842	16,208	—	81,050
Wholesale costs of revenue	—	—	68,429	—	68,429
Selling, general and administrative expenses	5,172	356,043	123,672	—	484,887
Restructuring charges (credits)	—	(102)	(453)	—	(555)
Equity (income) loss	19,590	21,079	(51,550)	10,881	—
Other (income) expense	(17,935)	(21,797)	19,704	13,947	(6,081)

Total costs and operating expenses	6,827	919,907	403,501	24,828	1,355,063

Operating earnings (loss) from continuing operations	(6,827)	24,495	52,071	(24,828)	44,911
Interest expense	(30,020)	(1,519)	(65,561)	64,278	(32,822)
Interest income	57,438	5,390	2,699	(64,278)	1,249

Earnings (loss) from continuing operations before income taxes	20,591	28,366	(10,791)	(24,828)	13,338
Provision (benefit) for income taxes	10,857	8,874	5,242	(21,369)	3,604

Net earnings (loss)	$9,734	$19,492	$(16,033)	$(3,459)	$9,734

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Consolidating Statement of Operations

For the year ended March 31, 2002

	March 31, 2002
	Parent Company (1)	Subsidiary Guarantors	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$395,486	$142,953	$—	$538,439
Retail service	—	575,823	205,799	—	781,622
Retail supplies and rentals	—	115,564	40,604	—	156,168
Wholesale	—	—	78,947	—	78,947

Total revenue	—	1,086,873	468,303	—	1,555,176

Costs and operating expenses:
Cost of retail equipment sales	—	291,136	102,920	—	394,056
Wholesale	—	319,278	136,262	—	455,540
Total revenue	—	68,058	23,283	—	91,341
Wholesale costs of revenue	—	—	64,357	—	64,357
Selling, general and administrative expenses	4,245	401,133	125,953	—	531,331
Restructuring charges (credits)	—	(379)	(1,613)	—	(1,992)
Equity (income) loss	(106,570)	(31,026)	(129,444)	267,040	—
Other (income) expense	2,057	(6,726)	11,383	4,574	11,288

Total costs and operating expenses	(100,268)	1,041,474	333,101	271,614	1,545,921

Operating earnings (loss) from continuing operations	100,268	45,399	135,202	(271,614)	9,255
Interest expense	(36,783)	(5,494)	(62,799)	62,778	(42,298)
Interest income	52,417	16,809	(680)	(62,778)	5,768
Gain on early retirement of debt	39,904	—	—	—	39,904

Earnings (loss) from continuing operations before income taxes	155,806	56,714	71,723	(271,614)	12,629
Provision (benefit) for income taxes	17,927	12,278	(32,722)	(2,919)	(5,436)

Earnings (loss) from continuing operations	137,879	44,436	104,445	(268,695)	18,065
Discontinued operations, net of taxes	(324)	58,230	61,584	—	119,490

Net earnings (loss)	$137,555	$102,666	$166,029	$(268,695)	$137,555

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Consolidating Balance Sheet Information

March 31, 2004

	March 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	68,389	22,092	22,309	—	112,790
Accounts receivable, net	—	131,432	115,564	—	246,996
Inventories	—	48,239	45,056	—	93,295
Due (to)/from affiliate	(607,012)	483,128	119,839	4,045	—
Prepaid expenses, deferred income taxes and other current assets	932	6,580	9,350	—	16,862

Total current assets	(537,691)	691,471	312,118	4,045	469,943
Equipment on operating leases, net	—	18,130	11,348	—	29,478
Property and equipment, net	27	58,736	7,125	—	65,888
Goodwill, net	—	144,144	138,286	—	282,430
Other intangible assets, net	—	2,168	172	—	2,340
Investment in subsidiaries	993,301	114,351	854,497	(1,962,149)	—
Deferred income taxes	—	7,688	—	—	7,688
Other assets	5,428	14,673	5,700	—	25,801

Total assets	$461,065	$1,051,361	$1,329,246	$(1,958,104)	883,568

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,315	$1,897	$—	3,212
Accounts payable	95	83,219	52,146	—	135,460
Accrued expenses and other current liabilities	10,559	73,368	45,036	—	128,963
Taxes Payable	(169)	59,753	(12,384)	—	47,200
Deferred revenue	—	24,941	20,149	—	45,090

Total current liabilities	10,485	242,596	106,844	—	359,925
Long-term debt and notes payables, less current maturities	235,727	3,814	1,220	—	240,761
Deferred income taxes and other long-term liabilities	—	52,801	15,228	—	68,029

Total liabilities	246,212	299,211	123,292	—	668,715

6.5% convertible participating shares	279,608	—	—	—	279,608

Shareholders’ equity (deficit)
Ordinary shares, 1.25 pence stated value	5,194	1,188,947	237,022	(1,425,969)	5,194
Additional paid-in capital	328,070	26,743	442,065	(468,808)	328,070
Retained earnings (accumulated deficit)	(342,586)	(491,934)	822,105	(330,171)	(342,586)
Accumulated other comprehensive (loss) income	(55,433)	28,394	(295,238)	266,844	(55,433)

Total shareholder’s equity (deficit)	(64,755)	752,150	1,205,954	(1,958,104)	(64,755)

Total liabilities & shareholders’ equity (deficit)	$461,065	$1,051,361	$1,329,246	$(1,958,104)	883,568

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Consolidating Balance Sheet Information

March 31, 2003

	March 31, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Non- Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$42,709	$13,898	$24,886	$—	$81,493
Accounts receivable, net	—	144,511	112,818	—	257,329
Inventories	—	64,478	46,993	—	111,471
Due (to)/from affiliates	385,639	593,746	(983,430)	4,045	—
Prepaid expenses, deferred income taxes and other current assets	19,262	24,626	1,991	—	45,879

Total current assets	447,610	841,259	(796,742)	4,045	496,172
Equipment on operating leases, net	—	24,799	15,030	—	39,829
Property and equipment, net	—	59,784	7,998	—	67,782
Goodwill, net	—	136,991	119,999	—	256,990
Other intangible assets, net	—	799	—	—	799
Investments in subsidiaries	89,039	160,179	1,813,688	(2,062,906)	—
Deferred income taxes	—	78,458	22	—	78,480
Other assets	8,784	16,220	16,564	—	41,568

Total assets	$545,433	$1,318,489	$1,176,559	$(2,058,861)	981,620

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$56,072	$2,381	$(10)	$—	$58,443
Accounts payable	253	94,032	45,922	—	140,207
Accrued expenses and other current liabilities	(3,909)	63,734	41,924	—	101,749
Taxes payable	—	107,972	4,339	—	112,311
Deferred revenue	—	20,732	19,896	—	40,628

Total current liabilities	52,416	288,851	112,071	—	453,338
Long-term debt and notes payables, less current maturities	168,932	738	4,742	—	174,412
Deferred income taxes and other long-term liabilities	—	13,192	16,593	—	29,785

Total liabilities	221,348	302,781	133,406	—	657,535

6.5% convertible participating shares	258,376	—	—	—	258,376

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,167	1,135,611	47,353	(1,182,964)	5,167
Additional paid-in capital	327,173	29,780	437,178	(466,958)	327,173
Retained earnings (accumulated deficit)	(189,995)	(159,392)	836,460	(677,068)	(189,995)
Accumulated other comprehensive (loss) income	(76,636)	9,709	(277,838)	268,129	(76,636)

Total shareholders’ equity (deficit)	65,709	1,015,708	1,043,153	(2,058,861)	65,709

Total liabilities & shareholders’ equity (deficit)	$545,433	$1,318,489	$1,176,559	$(2,058,861)	$981,620

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Consolidating Statements of Cash Flows

For the years ended March 31, 2004 and 2003

	For the Year Ended March 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Consolidated Total
	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$25,530	$29,748	$12,202	$67,480

Investing activities
Capital expenditures	—	(22,583)	(16,888)	(39,470)
Proceeds from sale of property and equipment	—	3,201	1,640	4,841
Proceeds from sale of business	—	(457)	—	(457)

Net cash provided by (used in) investing activities	—	(19,839)	(15,247)	(35,086)

Financing activities
Net (payment) borrowing of debt	11,300	(2,818)	(2,020)	6,462
Payment of debt issue costs	(11,150)	—	—	(11,150)

Net cash provided by (used in) financing activities	150	(2,818)	(2,020)	(4,688)

Effect of exchange rates	—	1,103	2,488	3,591

Net increase (decrease) in cash	25,680	8,194	(2,577)	31,297
Cash and cash equivalents, beginning of period	42,709	13,898	24,886	81,493

Cash and cash equivalents, end of period	$68,389	$22,092	$22,309	$112,790

	For the Year Ended March 31, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Consolidated Total
	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$128,538	$20,543	$5,937	$155,018

Investing activities
Capital expenditures	—	(34,437)	(14,113)	(48,550)
Proceeds from sale of property and equipment	—	323	310	633
Proceeds from sale of business	—	—	5,940	5,940

Net cash provided by (used in) investing activities	—	(34,114)	(7,863)	(41,977)

Financing activities
Net (payment) borrowing of debt	(73,814)	1,707	(207)	(72,314)
Payment of debt issue costs	(20,435)	—	—	(20,435)

Net cash provided by (used in) financing activities	(94,249)	1,707	(207)	(92,749)

Effect of exchange rates	—	373	1,358	1,731

Net increase (decrease) in cash	34,289	(11,490)	(776)	22,023
Cash and cash equivalents, beginning of period	8,420	25,388	25,662	59,470

Cash and cash equivalents, end of period	$42,709	$13,898	$24,886	$81,493

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Consolidating Statement of Operations For the year ended March 31, 2002

	For the Year Ended March 31, 2002
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Consolidated Total
	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$347,997	$(104,387)	$(88,044)	$155,566

Investing Activities
Capital expenditures	—	(34,714)	(15,863)	(50,577)
Proceeds from sale of property and equipment	—	905	23	928
Proceeds from sales of business	—	179,099	94,895	273,994

Net cash provided by (used in) investing activities	—	145,290	79,055	224,345

Financing activities
Net (payment) borrowing of debt	(319,267)	(47,654)	(205)	(367,126)
Payment of debt issue costs	(25,797)	—	—	(25,797)

Net cash provided by (used in) financing activities	(345,064)	(47,654)	(205)	(392,923)

Effect of exchange rates	16	88	3,293	3,397

Net increase (decrease) in cash	2,949	(6,663)	(5,901)	(9,615)
Cash and cash equivalents, beginning of period	5,471	32,051	31,563	69,085

Cash and cash equivalents, end of period	$8,420	25,388	25,662	59,470

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11% Senior Notes.

(1)	Danka Business Systems PLC

(2)	Subsidiary Guarantors include the following subsidiaries:

•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of our Australian Subsidiaries;

•	Danka Business Finance Ltd., Danka Canada Inc. and Kalmara Inc., representing all of our Canadian subsidiaries;

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka UK Plc, our primary UK operating subsidiary, and Danka Services International Ltd., a UK subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our United States Subsidiaries other than certain dormant entities. Subsidiary guarantors for fiscal year 2002 include the results of our New Zealand subsidiary which was sold during fiscal 2002

(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information concerning changes in and disagreements with accountants on accounting and financial disclosure required by Item 9 of Part II of this report is incorporated herein by reference to information previously reported in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 17, 2003, and November 21, 2003.

ITEM 9A.    CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our Internal Audit Department and by other personnel in our Finance organization. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

We were advised by our independent auditors Ernst & Young LLP as of March 31, 2004 and KPMG Audit Plc as of March 31, 2003 of a “reportable condition” under standards established by the American Institute of Certified Public Accountants related to certain matters involving our internal control and operation. Such condition related to deficiencies in the design and operation of internal controls as they related solely to our U.S. billing and issuance of credits against accounts receivable.

During fiscal year 2004, we implemented several initiatives which are designed to ultimately remedy this condition, including:

•	Completed the implementation of our Oracle ERP system, which (1) reduced the number of platforms used to record, summarize and report the results of operations and financial position; (2) integrated various databases into consolidated files; and (3) reduced the number of manual processes employed by the Company;

•	Designed and implemented new policies and procedures as they related to billing, cash applications, credit issuance and processing, and sales order processing, including communicating them to our staff, who also underwent training on these new policies and procedures; and

•	Imposed mitigating and redundant controls where changes to certain processes were underway and not completed.

Such policies and procedures and redundant and mitigating controls, in management’s opinion, represent a significant improvement in our internal structure and strengthen our internal controls.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, Danka’s Disclosure Controls are effective to provide reasonable assurance that such controls and procedures record, process, summarize and report, on a timely basis, information required to be disclosed by Danka in the reports that it files or submits under the Exchange Act.

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) other than discussed above during the company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The table below contains information regarding our current directors and executive officers and the current directors and executive officers of our primary operating subsidiaries. The executive officers serve at the pleasure of the respective boards of directors.

Name	Age	Position(s)	Financial Expert	Nominations Committee Member	Audit Committee Member	Human Resources Committee Member	Director’s Rotation
P. Lang Lowrey, III	50	Chairman of the Board of Directors	—		—		2004
Todd L. Mavis	43	Chief Executive Officer and Director	—	—	—	—	2004
Kevin C. Daly	59	Director	—	—	—	—	2005
Jaime W. Ellertson	46	Director	—	—	—	—	2006
Michael B. Gifford	68	Director	—	Xc	X	—	2004
Richard M. Haddrill	51	Director	X	X	X	—	2005
Christopher B. Harned	41	Director	—	—	—	—	2005
W. Andrew McKenna	58	Director	X	—	Xc	—	2005
J. Ernest Riddle	62	Director	—	—	—	X	2006
James L. Singleton	48	Director	—	X	—	Xc	2006
Erik Vonk	51	Director				X	2004
Paul G. Dumond	49	Secretary		—	—	—	—
Jeffrey H. Foster	41	Senior Vice President, Finance and Corporate Controller		—	—	—	—
Keith J. Nelsen	40	General Counsel and Chief Administrative Office		—	—	—	—
Michael D. Popielec	42	Chief Operating Officer, Danka Americas
Donald W. Thurman	58	Chief Marketing Officer		—	—	—	—
Peter Williams	51	President and Chief Operating Officer, Danka Europe/Australia
F. Mark Wolfinger	49	Executive Vice President and Chief Financial Officer		—	—	—	—

C – Chairman of the Committee

P. Lang Lowrey III.    Mr. Lowrey was appointed our chief executive officer and director effective March 1, 2001 and was appointed chairman of our board of directors effective January 13, 2002. On April 1, 2004, Mr. Lowrey relinquished his role as chief executive officer. From 2000 to February 2001, Mr. Lowrey served as chief executive officer of eMag Solutions, LLC, a worldwide data storage solutions and services company and as chairman of eMag since 1999. From 1995 to 1997, Mr. Lowrey served as chairman and chief executive officer of

Anacomp, Inc., an imaging solutions and services company. From 1997 to 1998, Mr. Lowrey was chairman emeritus of Anacomp. Since 1997, Mr. Lowrey has been the managing partner of Buckhead Angels, an e-commerce venture capital group.

Todd L. Mavis.    Mr. Mavis was appointed our chief executive officer and director effective April 1, 2004. From July 2001 through March 2004, Mr Mavis served as president of our U.S. business unit. From 1997 to 2001, Mr. Mavis was executive vice president of Mitchell International, a leading information provider and software developer for insurance and related industries. From 1996 to 1997, Mr. Mavis was senior vice president—worldwide sales and marketing of Checkmate Electronics, Inc, a Nasdaq National Market listed company. For the last 16 years, Mr. Mavis has been involved in the information technology industry and has been heavily involved in the re-engineering of several companies, including Attachmate and Memorex Telex.

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

Richard M. Haddrill.    Mr. Haddrill was appointed as a director in February 2002 and is a financial expert pursuant to Item 401(h)(2) of Regulation S-K. Since 1999, Mr. Haddrill has been president and chief executive officer of Manhattan Associates, a Nasdaq National Market listed company, which provides supply chain execution and collaborative commerce solutions. From 1994 to 1999, Mr. Haddrill served as president and chief executive officer of Powerhouse Technologies, Inc., a company that provides technology to the gaming industry. Mr. Haddrill also spent 16 years with Ernst & Young with the last 6 years as a partner. He is currently a director of Alliance Gaming Corporation, a New York Stock Exchange listed diversified gaming company and OutlookSoft, Inc. (a privately held company).

Christopher B. Harned.    Mr. Harned was appointed as a director in March 2002. Mr. Harned has been a managing director of The Cypress Group L.L.C., a private equity fund, since November 2001. From 1985 to 2001, Mr. Harned was with Lehman Brothers, most recently as head of the Global Consumer Products Merger and Acquisitions division. Mr. Harned also served as a member of Lehman Brothers’ Investment Banking Business Development Committee. Mr. Harned also serves on the board of directors of the Meow Mix company. Mr. Harned was designated by the owners of the participating shares as their nominee to serve on the board of directors.

W. Andrew McKenna.    Mr. McKenna was appointed as a director in February 2002 and is a financial expert pursuant to Item 401(h)(2) of Regulation S-K. Mr. McKenna was the president and director of SciQuest.com, a Nasdaq National Market listed company, from December 1999 to December 2000. Mr. McKenna served from 1990 to 1999 in a variety of roles for Home Depot, most recently as senior vice president, strategic business development and import/logistics. Mr. McKenna also spent 16 years with Deloitte & Touche, with the last 10 years as a partner. Mr. McKenna also serves on the board of directors of Auto Zone, Inc., a New York Stock Exchange listed company.

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

Erik Vonk.    Erik Vonk was appointed as a director in February 2004. Mr. Vonk has served as chairman of the board of directors and chief executive officer of Gevity, a Nasdaq National Market listed services company since April 2002. Mr. Vonk was retired from February 2001 to April 2002. Mr. Vonk was formerly President and Chief Executive Officer of Randstad North America from 1992 through 2001, a subsidiary of Randstad Holding NV, a worldwide staffing services provider, where he was responsible for organizing the North American operations. In addition, Mr. Vonk served as a member of the Executive Board of Bank Cantrade AG from 1989 to 1992.

Paul G. Dumond.    Mr. Dumond has been our company secretary since March 1986. He is a chartered accountant. Mr. Dumond is also the owner and director of Nautilus Management Limited, a management services company and he is a non-executive director of Mid-States PLC. He was formerly a non-executive director of Redbus Interhouse PLC which provides internet co-location services.

Jeffrey H. Foster.    Mr. Foster was appointed Senior Vice President, Finance and Corporate Controller effective October 2003. From June 2003 to October 2003, Mr Foster served as our senior vice president of planning and analysis. From 1997 to 2003, Mr. Foster served in a variety of roles for Progress Energy Corporation, most recently as Vice President, Finance for their Progress Telecommunications subsidiary.

Keith J. Nelsen.    Mr. Nelsen was appointed Senior Vice President and General Counsel in June 2000 and as Chief Administrative Officer in January 2003. From 1997 to June 2000, Mr. Nelsen served as our associate general counsel. From 1995 to 1997, Mr. Nelsen served as vice president and associate general counsel at Nordic Track, Inc., a manufacturer and distributor of fitness equipment.

Michael D. Popielec.    Mr. Popielec was appointed as the Chief Operating Officer of our Americas division effective April 1, 2004. Prior to that, Mr. Popielec was President and Chief Operating Officer of our International division from April 8, 2003 to March 31, 2004. From 1985 to April 2003, Mr. Popielec served in a variety of roles with General Electric, most recently as President and chief executive officer of GE Power Controls, Industrial Systems.

Donald W. Thurman.    Mr. Thurman joined Danka in January 2002 and currently serves as executive vice president and chief marketing officer. From July 2001 to January 2002, Mr. Thurman was chief executive officer of eMag Solutions LLC, a privately-owned international data storage solutions company. Mr. Thurman also served from 1995 to 2000 in a variety of roles with Anacomp, most recently as executive vice president and chief operating officer.

Peter Williams.    Dr. Williams joined us in 2001 and currently serves as President and Chief Operating Officer of our European and Australian operations. Dr. Williams served from 1986 to 2001 in a variety of roles for Anacomp, Inc., most recently as executive vice president in charge of the International Document Solutions division.

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

The board has determined that Richard M. Haddrill, who is currently president and chief executive officer of Manhattan Associates and who previously was a partner with Ernst & Young is one of our Audit Committee financial experts. Mr. W. Andrew McKenna who has previously served as a partner with Deloitte & Touche has also been identified as an Audit Committee financial expert. The board made a qualitative assessment of Mr. Haddrill’s and Mr. McKenna’s level of knowledge and experienced based on a number of factors, including their formal education and experience as certified public accountants in public practice. Mr. Haddrill and Mr. McKenna are considered independent pursuant to Item 401(h)(1)(ii) of Regulation S-K.

The Nominations Committee, which is comprised of a majority of independent directors (as independence is defined under the NASDAQ listing standards), acts as a screening and nominating committee for candidates considered for election to the Board. In this capacity it concerns itself with the composition of the Board with respect to depth of experience, balance of professional interests, required expertise and other factors. The Committee evaluates prospective nominees identified on its own initiative or referred to it by other Board members, management, stockholders or external sources and all self-nominated candidates. The Committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board members, management and search companies. To be considered for membership on the Board, a candidate must meet the following criteria, which are also set forth in the Policies of the Board: (a) be of proven integrity with a record of substantial achievement; (b) have demonstrated ability and sound judgment that usually will be based on broad experience; (c) be able and willing to devote the required amount of time to the Company’s affairs, including attendance at Board meetings, and Board committee meetings; (d) possess a judicious and critical temperament that will enable objective appraisal of management’s plans and programs; and (e) be committed to building sound, long-term Company growth. Evaluation of candidates occurs on the basis of materials submitted by or on behalf of the candidate. If a candidate continues to be of interest, additional information about her/him is obtained through inquiries to various sources and, if warranted, interviews.

A stockholder may recommend a person as a nominee for director by writing to the Secretary of the Company. Recommendations must be received by August 1, 2004 in order for a candidate to be considered for election at the 2005 Annual Meeting. As set forth in the Company’s Articles of Association, each notice of nomination should contain the following information: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a director of the Company if so elected.

The Nominations Committee Charter, the Audit Committee’s Charter, the Company’s Articles of Association and the Policies of the Board are available on the Company’s website at http://www.danka.com.

We adopted a code of ethics for all of our employees’ including our principal executive officers and senior financial officers. The code of ethics is posted on our website http://www.danka.com/CodeofBusinessConduct.asp. Any amendments to the code of ethics will also be posted on our website http://www.danka.com within five business days following the date of the amendment in lieu of filing Form 8-K.

Two directors are elected by the owners of the participating shares. Currently such director-nominees are Mr. Singleton and Mr. Harned. The directors elected by the owners of the participating shares are elected by the affirmative vote of a majority of the votes cast at a class meeting of the owners of those shares. The quorum for the class meeting is two persons holding or representing by proxy at least one-third in nominal value of the participating shares in issue. Our articles of association provide that, subject to the following exception, the owners of the participating shares are entitled to appoint two directors so long as they hold, in aggregate, voting shares (including participating shares) that represent at least ten percent of the total voting rights. The owners of participating shares are entitled to appoint one participating share director if they own, in aggregate, voting shares representing less than ten percent but more than five percent of the total voting rights.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of Forms 3, 4, and 5 furnished to Danka or written representations from certain persons that no Forms 5 were required for those persons, we believe that during our 2004 fiscal year, all filing requirements under Section 16(a) of the Exchange Act applicable to our directors, officers and 10% beneficial owners were timely satisfied.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The table below contains information about the annual and long-term compensation for services rendered in all capacities for the last three (3) fiscal years for our chief executive officer and our four other most highly compensated executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation	Restricted Stock	Number Of Options/ SARs (1)	All Other Compensation
P. Lang Lowrey III Chief Executive Officer	2004 2003 2002	$650,000 647,115 500,000	$535,969 755,120 1,500,000		— — —	— — —	–/– –/– –/–	$64,650 116,334 102,632	(2) (3) (2)

F. Mark Wolfinger Executive Vice President And Chief Financial Officer	2004 2003 2002	450,897 488,781 488,781	287,890 425,190 924,239		— — —	— — —	–/– 40,000/– 75,000/–	— 9,000 8,981	(4) (4) (4)

Todd L. Mavis Chief Executive Officer	2004 2003 2002	375,001 375,001 242,308	163,220 334,763 370,187	(5) (6)	— — —	— — —	40,000/– 40,000/– 425,000/–	71,207 67,759 387,398	(2) (2) (7)

Peter Williams President and Chief Operating Officer, Danka Europe/Australia	2004 2003 2002	236,880 216,349 138,968	83,664 118,889 236,510		— — —	— — —	40,000/– 40,000/– 225,000/–	16,243 13,908 5,956	(8) (8) (8)

Michael D. Popielec (9) Chief Operating Officer, Danka Americas	2004 2003 2002	359,136 — —	42,348 — —		— — —	— — —	440,000/– — —	346,331 — —	(10)

(1)	The stock options granted are to acquire ADSs. Each American depositary share represents four ordinary shares. All numbers shown in the above table represent American depositary shares. All options were granted at the fair market value of the ADSs on the date of the grant.
(2)	The amount listed represents temporary living expenses and relocation reimbursements.
(3)	The amount listed represents temporary living expenses, relocation reimbursements, expenses related to the sale of Mr. Lowrey’s principal residence and a $100,000 tax gross-up on the sale of the home for fiscal year 2003.
(4)	The amount listed represents life insurance premiums pursuant to Mr. Wolfinger’s employment contract.
(5)	The amount listed includes a $100,000 anniversary bonus.
(6)	The amount listed includes a $50,000 signing bonus.
(7)	The amount listed for fiscal year 2002 includes a $75,000 relocation bonus, a $202,000 housing bonus that was grossed up to $286,322 for tax purposes and $26,076 of temporary living expenses and relocation reimbursements.

(8)	The amount listed represents an automobile allowance.
(9)	Mr. Michael D. Popielec began serving as an executive officer in fiscal year 2004.
(10)	The amount listed represents $200,000 for relocation expenses, temporary living and other related costs that was grossed up to $342,608 for tax purposes and $3,723 of temporary living expenses.

Share Option Plans

We have options outstanding under our share option plans. The options granted are for the right to acquire ordinary shares or ADSs. The table below provides information concerning options issued under our share option plans to our named executive officers who received a grant of options during fiscal year 2004. We did not grant any stock appreciation rights during fiscal years 2004, 2003 and 2002.

Option Grants in Fiscal 2004 – Individual Grants

Name	Number of Options Granted (1)		% of Total Options Granted to Employees in Fiscal 2004	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Share Price Appreciation For Option Term (2)
						5%	10%
Todd L. Mavis	40,000	(3)	2.0%	2.42	9/4/2013	60,877	154,274
Michael D. Popielec	40,000	(3)	2.0%	2.42	9/4/2013	60,877	154,274
Michael D. Popielec	400,000	(3)	20.4%	3.88	7/3/2013	976,044	2,473,488
Peter Williams	40,000	(3)	2.0%	2.42	9/4/2013	60,877	154,274

(1)	The options granted are for ADSs.
(2)	The United States dollar amounts under these columns are the result of calculations at 5% and 10% which reflect rates of potential appreciation set by the SEC. Therefore these calculations are not intended to forecast possible future appreciation, if any, of our ordinary share or ADS price. Our stock options are granted with a pence per ordinary share or United States dollar per ADS exercise price.
(3)	Options vest in three equal annual installments beginning after the first anniversary date.

The table below provides detailed information concerning aggregate share option/stock appreciation rights values at the end of fiscal year 2004 for unexercised share options/SARs held by each of our named executive officers. No share options/SARs were exercised by any named executive officer in fiscal year 2004.

Aggregate Options/SARs Exercised In Fiscal Year 2004 And Fiscal Year-End Option/SAR Values

Name	Number of American Depositary Shares Acquired on Exercise (1)	Value Realized	Number of Unexercised Options/SARs At Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In- the-Money Options/SARs At Fiscal Year-End Exercisable/Unexercisable
P. Lang Lowrey III	—	—	1,000,000/0	$3,460,000/$0
Todd L. Mavis	—	—	271,666/233,334	860,315/651,935
Michael D. Popielec	—	—	0/440,000	0/238,800
Peter Williams	—	—	171,666/133,334	517,982/310,268
F. Mark Wolfinger	—	—	641,669/43,331	144,983/48,967

(1)	The options granted are for ADSs. The options were granted at the fair market value of the ADSs on the date of the grant. Each American depositary shares represents four ordinary shares.

Compensation of Directors

Any director serving as an executive officer did not receive any directors’ fees.

Compensation payable to the non-employee directors is determined by the board and is reviewed annually. The compensation consists of the following:

•	An annual sum of $30,000.

•	An annual grant of restricted shares pursuant to the Danka 2002 Outside Director Stock Compensation Plan with a fair market value at the date of grant of $30,000.

•	If a chairman of a committee of the board of directors, an additional sum of $500 per committee meeting.

•	$1,500 for each board of directors or committee meeting attended in person, together with reimbursement for expenses in connection with such attendance and $750 for attendance at telephonic board and committee meetings.

James L. Singleton and Mr. Christopher B. Harned, the directors appointed by holders of the participating shares, have waived their entitlements to receive emoluments.

Human Resources Committee Interlocks and Insider Participation

None of the members of our human resources committee have at any time been an officer or employee of the Company. There were no human resources committee interlocks or insider participation in compensation decisions in fiscal year 2004.

Change of Control Agreements

Each of P. Lang Lowrey, Todd L. Mavis, Michael D. Popielec, Peter Williams and F. Mark Wolfinger has a change of control agreement with Danka Business Systems PLC and Danka Office Imaging Company.

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

The severance benefit entitlements under the change of control agreement include:

•	a lump-sum cash payment, in an amount equal to two times base salary for Mr. Lowrey, Mr. Mavis, Mr. Popielec and Mr. Wolfinger and one times for Dr. Williams. “Base salary” is the salary being earned either at the time of the change of control, or at the time of the termination of the relevant executive’s employment, whichever is greater;

•	a pro rata annual bonus for the fiscal year of termination calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at the level equal to the performance achieved through the date of termination or, if greater, the pro rata amount of any performance bonus that the relevant executive is guaranteed to receive for the fiscal year;

•	an amount equal to two times, in the case of Mr. Lowrey, Mr. Mavis, Mr. Popielec and Mr. Wolfinger (none for Dr. Williams), the relevant executive’s annual bonus for the fiscal year of termination, calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at a level equal to the performance achieved through the date of termination or, if greater, any performance bonus that the relevant executive is guaranteed to receive for that fiscal year;

•	continued coverage under our welfare plans for up to 24 months in the case of Mr. Wolfinger and Mr. Popielec and 12 months in the case of Mr. Lowrey and Mr. Mavis (none for Dr. Williams); and

•	the immediate vesting and exercisability of the respective executive’s stock options for three years following termination of the executive’s employment.

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

Employment Agreements

Todd L. Mavis

Mr. Mavis has an employment agreement with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. The employment agreement, which was amended effective as of April 1, 2004, provides for

•	an annual base salary of not less than $500,000;

•	an annual target bonus based on individual and corporate performance of up to 67% of base salary;

•	eligibility for additional bonuses based on our performance bonus plan;

•	stock option grants consistent with Mr. Mavis’s position; and

•	payment of other vested benefits due to Mr. Mavis under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Mavis’s employment is terminable by either party upon 60 days’ written notice, in the case of termination without cause. In the event that Mr. Mavis’s employment is terminated other than by reason of his death or by us for cause, we will be required to provide Mr. Mavis with:

•	a termination payment, in an amount equal to twice the executive’s base salary, payable in installments over a twelve month period;

•	a proportionate amount of any performance bonus that would have been payable to the relevant executive for the fiscal year in which termination occurs;

•	medical, hospitalization, life and other insurance benefits for the relevant executive and his family for up to two years after the termination date;

•	immediate vesting of stock options with a two year exercise period; and

•	other vested benefits payable to the relevant executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Mavis is required to comply with worldwide non-compete and confidentiality provisions for two years following termination of employment.

P. Lang Lowrey III

Mr. Lowrey had an employment agreement with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. The employment agreement, which was effective as of March 1, 2001, provided for

•	an annual base salary of not less than $650,000;

•	an annual target bonus based on individual and corporate performance of up to 100% of base salary;

•	an additional “stretch” bonus based on specified corporate objectives of up to 100% of base salary;

•	a grant of stock options consistent with Mr. Lowrey’s position;

•	relocation benefits under the group’s executive relocation plan, including reimbursement for any tax liability related to the sale of his principal resident: and

•	payment of other vested benefits due to Mr. Lowrey under the terms of any deferred compensation, retirement, incentive or other benefit plan.

The company incurred $797,453 related to the sale of Mr. Lowrey’s principal residence as the result of his relocation.

Mr. Lowrey’s employment agreement was amended effective as of April 1, 2004 pursuant to which he will be employed as the Chairman of the Board of Directors for the company with a reduced annual salary of $325,000

Mr. Lowrey’s employment is terminable by either party upon 30 days’ written notice in the case of termination without cause. In the event that Mr. Lowrey’s employment is terminated other than by reason of his death or by us for cause, we will be required to provide Mr. Lowrey with:

•	if during the first year of Mr. Lowrey’s tenure as Chairman, a termination payment of twice Mr. Lowrey’s base salary payable in installments over a twelve month period; if during the second year of Mr. Lowrey’s tenure as Chairman, a termination payment of one times Mr. Lowrey’s base salary over a 12 month period;

•	a proportionate amount of any performance bonus that would have been payable to Mr. Lowrey for the fiscal year in which termination occurs;

•	medical, hospitalization, life and other insurance benefits for Mr. Lowrey and his family for up to two years after the termination date;

•	immediate vesting of stock options with a two year exercise period; and

•	other vested benefits payable to Mr. Lowrey under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Lowrey is required to comply with worldwide non-compete and confidentiality provisions for two years following termination of employment.

Michael D. Popielec, Peter Williams and F. Mark Wolfinger

Each of Mr. Popielec and Mr. Wolfinger have employment agreements with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. Dr. Williams has an employment agreement with Danka Business Systems PLC. Each agreement provides for:

•	a minimum annual base salary;

•	an annual target bonus of up to 67% of base salary for Mr. Popielec, £100,000 pounds for Dr. Williams and 60% of base salary for Mr. Wolfinger, for achieving certain financial and performance targets as determined by the Compensation Committee of the Board.

•	stock option grants consistent with the relevant executive’s position; and

•	payment of other vested benefits due to the executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Popielec’s employment agreement is dated March 28, 2003 and his current annual base salary is $400,000.

Dr. Williams employment agreement’s dated July 23, 2001 and provides for an annual base salary of not less than £100,000.

Mr. Wolfinger’s employment agreement is dated March 3, 2004 and his current annual base salary is $350,000.

In the event that any of Mr. Popielec’s, Dr. Williams and Mr. Wolfinger’s employment agreement is terminated other than by us for cause or by reason of the relevant executive’s death, we must provide the relevant executive with:

•	a termination payment, in an amount equal to twice Mr. Popielec’s and Mr. Wolfinger’s base salary and one times for Dr. Williams. The termination payment is payable in installments over a twelve month period for Mr. Popielec and Dr. Williams and for Mr. Wolfinger one half of such termination payment is payable immediately with the remainder over a twelve month period;

•	a proportionate amount of any performance bonus that would have been payable to the relevant executive for the fiscal year in which termination occurs (two times the targeted bonus for Mr. Popielec);

•	medical, hospitalization, life and other insurance benefits for the relevant executive and his family (none for Dr. Williams) for up to two years after the termination date;

•	immediate vesting of stock options with a two year exercise period (or, in the case of Mr. Wolfinger, a three year exercise period); and

•	other vested benefits payable to the relevant executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Each of Mr. Popielec’s, Dr. Williams and Mr. Wolfinger’s employment agreement requires the relevant executive to comply with worldwide non-compete and confidentiality provisions for two years (one year for Dr. Williams) following termination of employment.

Employment Agreements – Former Employees

None

COMPARISON OF FIVE (5) YEAR CUMULATIVE TOTAL RETURN* AMONG DANKA BUSINESS SYSTEMS PLC,** S&P 500 INDEX AND PEER GROUP***

Assumes $100 invested on April 1, 1999 in Danka Business Systems PLC, S&P 500 Index and a peer group. Comparison is made for the five (5) year period from March 31, 1999 to March 31, 2004, with the base measurement point fixed at the close of trading on March 31, 1999. Danka’s fiscal year ends on March 31.

*	Total return assumes reinvestment of any dividends for all companies considered within the comparison and is based on the current four-to-one ratio of our ordinary shares to each American depositary share.

**	Assumes investment in our American depositary shares traded on the Nasdaq SmallCap Market.

***	The peer group consists of Xerox Corp., Ikon Office Solutions Inc. and Global Imaging Systems, Inc., all of which are engaged in the photocopier and office imaging business.

Note:	The performance shown on the graph above is not necessarily indicative of future ordinary share or American depositary share price performance.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides a summary of all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors, consultants, advisors, vendors, customers, suppliers and lenders), in effect as of March 31, 2004.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	8,509,258	$4.38	9,490,742
Equity compensation plans not approved by security holders	—	—	—
Total	8,509,258	$4.38	9,490,742

Note: All figures for numbers of securities in the table are for American depositary shares.

Security Ownership of Management and Others

The following table sets forth, as of May 15, 2004, information as to the beneficial ownership of our ordinary shares by:

•	each person known to us as having beneficial ownership of more than five percent (5%) of our equity securities;

•	each director;

•	each “named executive officer” as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act; and

•	all of our directors and executive officers as a group.

	Shares Beneficially Owned as of May 15, 2004 (2)
Name of Beneficial Owner (1)	Number of Ordinary Shares (10)	ADS Equivalent	Percent
Holdings of greater than 5 percent
Cypress Associates II LLC (3)	85,482,528	21,370,632	25.4%

Holdings by Directors, Named Executive Officers and all Directors and Executive Officers as a Group
Kevin C. Daly	38,960	9,740	*
Jaime W. Ellertson	35,712	8,928	*
Michael B. Gifford	54,960	13,740	*
Richard M. Haddrill	38,960	9,740	*
Christopher B. Harned	—	—	*
W. Andrew McKenna	38,960	9,740	*
J. Ernest Riddle	58,960	14,740	*
James L. Singleton (4)	85,522,528	21,380,632	25.4%
Erik Vonk	—	—	*
P. Lang Lowrey III (5)	4,076,920	1,019,230	1.6%

	Shares Beneficially Owned as of May 15, 2004 (2)
Name of Beneficial Owner (1)	Number of Ordinary Shares (10)	ADS Equivalent	Percent
Todd L. Mavis (6)	1,130,667	282,667	*
Michael D. Popielec (7)	547,333	136,833
Peter Williams (8)	737,667	184,417	*
F. Mark Wolfinger (9)	2,634,271	658,568	1.0%

All directors and executive officers As a group (17 persons)	95,947,088	23,986,772	27.7%

(*)	Represents less than one percent (1%) of the share capital.
(1)	Except for Messrs. Popielec and Wolfinger, all of the listed individuals are currently directors. Messrs. Lowrey, Mavis, Popielec and Wolfinger are executive officers.
(2)	Except as otherwise indicated, all ordinary shares and ADSs are held of record with sole voting and investment power.
(3)	Consists of:
•	252,673 convertible participating shares which are convertible, as of May 15, 2004, into 81,245,236 ordinary shares, beneficially owned by Cypress Merchant Banking Partners II L.P.;
•	10,741 convertible participating shares which are convertible, as of May 15, 2004, into 3,453,692 ordinary shares, beneficially owned by Cypress Merchant Banking II C.V.; and
•	2,437 convertible participating shares which are convertible, as of May 15, 2004, into 783,600 ordinary shares, beneficially owned by 55th Street Partners II L.P.

Cypress Associates II LLC, as well as James A. Stern, Jeffrey P. Hughes, James L. Singleton and David P. Spalding (each a “Managing Member” of Cypress Associates II LLC), may be deemed to beneficially own these shares. However, Cypress Associates II LLC and each Managing Member disclaim beneficial ownership. The share and percentage ownership figures are calculated at the conversion rate as of May 15, 2004 of 321.543 ordinary shares for each convertible participating share. The principal business and office address of Cypress Associates II LLC and the Managing Members is 65 East 55th Street, New York, NY 10022.

(4)	Includes 265,851 Convertible participating shares which are convertible, as of May 15, 2004, into 85,482,528 ordinary shares beneficially owned by affiliates of Cypress Associates II LLC. Mr. Singleton is Vice Chairman of The Cypress Group LLC. See note 3 above. Mr. Singleton disclaims beneficial ownership of such shares.
(5)	Includes options held by Mr. Lowrey to purchase 1,000,000 ADSs, equivalent to 4,000,000 ordinary shares, all of which are currently exercisable.
(6)	Includes options held by Mr. Mavis to purchase 271,666 ADSs, equivalent to 1,086,664 ordinary shares, all of which are currently exercisable.
(7)	Includes options held by Mr. Popielec to purchase 133,333 ADSs, equivalent to 533,332 ordinary shares, of which all are currently exercisable.
(8)	Includes options held by Dr. Williams to purchase 171,666 ADSs, equivalent to 686,664 ordinary shares, all of which are currently exercisable.
(9)	Includes options held by Mr. Wolfinger to purchase 641,669 ADSs, equivalent to 2,566,676 ordinary shares, all of which are currently exercisable.
(10)	At May 15, 2004 a total of 251,006,895 ordinary shares were outstanding. Pursuant to the rules of the SEC, ordinary shares or ADSs that a person has a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options or the conversion of our participating shares are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

On May 15, 2004, The Bank of New York, as depositary for our ADS program, held 48,968,103 ordinary shares representing 78.0% of the ordinary shares in issue.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

We understand the need for Ernst & Young LLP, or E&Y, to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of E&Y, our audit committee has restricted the non-audit services that E&Y may provide to us primarily to tax services; merger and acquisition due diligence, audit services and audit-related services. It is also the committee’s goal that the fees which the company pays E&Y for non-audit services should not exceed the audit fees paid to E&Y, a goal which the company achieved in 2004.

The audit committee has also adopted policies and procedures for pre-approving all audit and non-audit work performed by E&Y. Specifically, the committee has pre-approved the use of E&Y for detailed, specific types of services within the following categories of non-audit services: tax services; internal control testing; employee benefit plan audits; and reviews and procedures that the company requests E&Y to undertake to provide assurances of accuracy on matters not required by laws or regulations. In each case, the committee has required management to report the specific engagements to the committee on a quarterly basis and to obtain specific pre-approval from the committee for any engagement.

The aggregate fees billed for professional services by E&Y in fiscal year 2004 and KPMG Audit Plc in 2004 and 2003 for various services were:

	Fiscal Year 2004		Fiscal Year 2003
	E&Y LLP	KPMG Audit Plc	KPMG Audit Plc
Audit Fees	$3,042,000	$710,000	$3,172,000
Audit-Related Fees	10,000	—	—
Tax Fees(1)	2,148,000	—	—
All Other Fees(2)	572,000	28,600	—

Total	$5,772,000	$738,600	$3,172,000

(1)	This amount includes fees and expenses related to assistance with periodic tax filings; federal, state, local and foreign tax audits; corporate restructuring advice; and other tax related projects.
(2)	This amount includes fees and expenses related to internal audit assistance associated with IT system implementations and process and control reviews. This work was performed prior to E&Y’s appointment as our independent auditors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements of the registrant are filed as part of this Report:

Consolidated Statements of Operations—years ended March 31, 2004, 2003 and 2002

Condensed Consolidated Balance Sheets—March 31, 2004 and 2003

Consolidated Statements of Cash Flows—years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity (Deficit)—years ended March 31, 2004, 2003 and 2002

Notes to the Consolidated Financial Statements—years ended March 31, 2004, 2003 and 2002

Report of Independent Registered Certified Public Accountants

Report of Independent Registered Public Accounting Firm

2. The following financial statement schedules are filed as part of the Report:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule, the information required is included in the financial statements and notes thereto included elsewhere in this Report or the schedule is not required or inapplicable under the related instructions.

Exhibit Number		Description of Document

2.1	*

Asset Purchase Agreement dated April 9, 2001 among Danka Business Systems PLC and Pitney Bowes, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 1, 2001).

3.1	*	Memorandum of Association of the Company. (Exhibit 3.1 of Company’s Registration Statement on Form 20-F, No. 0-20828, filed on November 10, 1992.)

3.2	*	Articles of Association of the Company. (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2000, filed on November 14, 2001.)

3.3	*	Certificate of Incorporation of Danka Holding Company

3.4	*	By-Laws of Danka Holding Company

3.5	*	Certificate of Incorporation of Danka Imaging Distribution, Inc.

3.6	*	By-Laws of Danka Imaging Distribution, Inc.

3.7	*	Certificate of Incorporation of Danka Office Imaging Company

3.8	*	By-Laws of Danka Office Imaging Company

3.9	*	Articles of Incorporation of Quality Business, Inc.

3.10*		Bylaws of Quality Business, Inc.

3.11*		Articles of Incorporation of Corporate Consulting Group, Inc.

3.12*		Bylaws of Corporate Consulting Group, Inc.

3.13*		Articles of Incorporation of American Business Credit Corporation

3.14*		Bylaws of American Business Credit Corporation

3.15*		Articles of Incorporation of Danka Management II Company, Inc.

3.16*		Bylaws of Danka Management II Company, Inc.

Exhibit Number		Description of Document

3.17*		Articles of Incorporation of Herman Enterprises, Inc. of South Florida

3.18*		Bylaws of Herman Enterprises, Inc. of South Florida

3.19*		Articles of Incorporation of Danka Management Company, Inc.

3.20*		Bylaws of Danka Management Company, Inc.

3.21*		Articles of Incorporation of D.I. Investment Management, Inc.

3.22*		By-Laws of D.I. Investment Management, Inc.

3.23*		Certificate of Incorporation of Danka Australasia Pty Limited

3.24*		Constitution of Danka Australasia Pty Limited

3.25*		Certificate of Incorporation of Danka Australia Pty Limited

3.26*		Constitution of Danka Australia Pty Limited

3.27*		Certificate of Incorporation of Danka Tower Pty Ltd

3.28*		Constitution of Danka Tower Pty Ltd

3.29*		Certificate of Incorporation of Danka Distributors Pty Ltd

3.30*		Constitution of Danka Distributors Pty Ltd

3.31*		Certificate of Incorporation of Danka Datakey Pty Ltd

3.32*		Constitution of Danka Datakey Pty Ltd

3.33*		Certificate of Incorporation of Datakey Alcatel Pty. Ltd.

3.34*		Constitution of Datakey Alcatel Pty. Ltd.

3.35*		Certificate of Incorporation of Danka Systems Pty Limited

3.36*		Constitution of Danka Systems Pty Limited

3.37*		Certificate of Incorporation of Danka Business Finance Ltd.

3.38*		By-Laws of Danka Business Finance Ltd.

3.39*		Certificate of Incorporation of Danka Canada Inc.

3.40*		By-Laws of Danka Canada Inc.

3.41*		Certificate of Incorporation of Kalmara Inc.

3.42*		By-Laws of Kalmara Inc.

3.43*		Certificate of Incorporation of Danka UK Plc

3.44*		Memorandum of Association and Articles of Association of Danka UK Plc

3.45*		Certificate of Incorporation of Danka Services International Ltd.

3.46*		Memorandum of Association and Articles of Association of Danka Services International Ltd.

3.47*		Articles of Incorporation of Dankalux S.à r.l. (English translation)

4.1	*	Memorandum of Association of the Company, including paragraphs 5 and 6. Exhibit 2.1 to the 1992 Registration Statement on Form 20-F, No. 0-020828, filed November 10, 1992.)

Exhibit Number		Description of Document

4.2	*

Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members. (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2001, filed on November 14, 2001.)

4.3	*	Form of Ordinary Share certificate. (Exhibit 4.3 of Company’s Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993.)

4.4	*	Form of American Depositary Receipt. (Exhibit 4.4 to the Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993.)

4.5	*

Deposit Agreement dated June 25, 1992 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 1 dated February 26, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 2 dated July 2, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993) and Amendment No. 3 dated August 16, 1994, among the Bank of New York, Danka Business Systems PLC and Owners and Holders of American Depositary Receipts (incorporated by reference to Exhibit A4 to Danka Business Systems PLC’s Registration Statement on Form F-6, No. 33-82496, dated August 5, 1994).

4.6	*

Credit Agreement dated December 5, 1996, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent. (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated December 16, 1996.)

4.7*

First Amendment to Credit Agreement dated December 5, 1997 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q dated February 12, 1998.)

4.8*

Second Amendment to Credit Agreement dated July 28, 1998 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent. (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K dated July 28, 1998.)

4.9*

Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K dated October 21, 1998.)

4.10	*

Waiver dated February 26, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent. (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K dated March 5, 1999.)

4.11	*

Fifth Amendment to Credit Agreement dated June 15, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K dated July 15, 1999.)

4.12	*

Sixth Amendment to Credit Agreement dated July 9, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K dated July 15, 1999.)

Exhibit Number		Description of Document

4.13	*

Seventh Amendment to Credit Agreement dated December 1, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (incorporated by reference to Exhibit 4.18 to the Company’s Form 10-Q for the quarter ended December 31, 1999 and filed February 11, 2000.)

4.14	*

Registration Rights Agreement dated December 17, 1999, among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership. (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated December 17, 1999.)

4.15	*

Eighth Amendment to Credit Agreement dated March 24, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent. (incorporated by reference to Exhibit 4.22 to Company’s Form 10-K dated June 6, 2000.)

4.16	*

Ninth Amendment to Credit Agreement dated October 31, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (incorporated by reference to Exhibit 4.23 to Company’s Form 10-Q for the quarter ended September 30, 2000.)

4.17	*

Tenth Amendment to Credit Agreement dated December 15, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated January 12, 2001.)

4.18	*

Eleventh Amendment to Credit Agreement dated March 28, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (incorporated by reference to Exhibit 4.26 to Company’s Form 8-K dated April 9, 2001.)

4.19	*

Twelfth Amendment to Credit Agreement dated June 6, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent. (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated June 11, 2001.)

4.20	*

Indenture between Danka Business Systems PLC and HSBC Bank USA for the zero coupon senior subordinated notes due April 1, 2004. (incorporated by reference to Exhibit 4.24 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001.)

4.21	*

Indenture between Danka Business Systems PLC and HSBC Bank USA for the 10% subordinated notes due April 1, 2008. (incorporated by reference to Exhibit 4.25 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001.)

4.22	*

Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004. (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001.)

4.23	*

Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008. (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001.)

4.24	*

Amended and Restated Credit Agreement dated June 29, 2001, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K dated July 16, 2001).

Exhibit Number		Description of Document

4.25	*

First Amendment to Amended and Restated Credit Agreement dated March 29, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., or agent.

4.26	*

Second Amended and Restated Credit Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent.

4.27	*

Letter Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent.

4.28	*

Third Amended to Second Amended and Restated Credit Agreement dated November 25, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent.

4.29	*

Registration Rights Agreement dated July 1, 2003, by and among Danka Business Systems PLC, the Guarantors listed on Schedule A thereto and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).

4.30	*

Indenture dated July 1, 2003, by and among Danka Business Systems PLC, each of the Guarantors named therein and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).

4.31	*	Form of 11% Senior Notes due 2010 (incorporated by reference to the Company’s S-4 dated September 26, 2003 in Exhibit 4.10).

4.32	*

Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001).

4.33	*

Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001).

10.1*		Office Building Lease dated May 1, 1992 between Daniel M. Doyle and Francis J. McPeak, Jr., and Gulf Coast Business Machines. (incorporated by reference to Exhibit 3.5 to the 1993 Form 20-F.)

10.2*		Office Building Lease dated April 1, 1990 between Daniel M. Doyle and Francis J. McPeak, Jr., and Danka. (incorporated by reference to Exhibit 3.6 to the 1993 Form 20-F.)

10.3*

Lease Agreement dated December 22, 1986, and Addendum Lease Agreement dated March 1, 1987, between Daniel M. Doyle and Francis J. McPeak and Danka. (incorporated by reference to Exhibit 3.7 to the 1993 Form 20-F.)

10.4*		U.K. Executive Share Option Scheme. (incorporated by reference to Exhibit 3.11 to the 1993 Form 20-F.)

10.5*		U.S. Executive Incentive Stock Option Plan. (incorporated by reference to Exhibit 3.12 to the 1993 Form 20-F.)

10.6*		Form of Stock Option Agreement. (incorporated by reference to Exhibit 3.13 to the 1993 Form 20-F.)

Exhibit Number		Description of Document

10.7*		Addendum to Lease Agreement dated September 1, 1992, between Mid-County Investments, Inc. and Danka. (incorporated by reference to Exhibit 3.38 to the 1993 Form 20-F.)

10.8*		Lease Agreement dated November 12, 1992 and Lease Commencement Agreement dated April 7, 1993 between PARD, Inc. and Danka. (incorporated by reference to Exhibit 10.41 to the 1993 Form 20-F.)

10.9*		Danka Business Systems PLC 1994 Executive Performance Plan. (incorporated by reference to Exhibit 10.52 to the 1994 Form 10-K.)

10.10	*	The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 10.

10.11	*	Amendments to the Danka 1996 Share Option Plan filed as Appendix A of the 1998 Annual Proxy Statement and approved by shareholders under Resolution 9.

10.12	*	The Danka 1999 Share Option Plan filed as Appendix B of the 1999 Annual Proxy Statement and approved by shareholders under Resolution 12.

10.13	*

Employment Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III. (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001.)

10.14	*

Change of Control Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III. (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001.)

10.15	*

Agreement dated November 20, 2000 between Danka and Michael Gifford. (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001.)

10.16	*

Employment Agreement dated March 1, 2001 between Danka and Michael Gifford. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001.)

10.17	*

Amended and Restated Employment Agreement dated September, 1999 between Danka and Brian L. Merriman. (incorporated by reference to Exhibit 10.14 to Company’s Form 10-Q for the quarter ended September 30, 1999.)

10.18	*

Amendments dated May 30, 2000 to the Amended and Restated Employment Agreement dated September 20, 1999 between Danka and Brian L. Merriman. (incorporated by reference to Exhibit 10.37 to Company’s Form 10-Q for the quarter ended June 30, 2000.)

10.19	*	Change of Control Agreement dated November 6, 1998 between Danka and Brian L. Merriman. (incorporated by reference to Exhibit 10.11 to Company’s Form 10-Q for the quarter ended June 30, 1999.)

10.20	*

Amended and Restated Employment Agreement dated July, 2000 between Danka and F. Mark Wolfinger. (incorporated by reference to Exhibit 4.24 to Company’s Form 10-Q for the quarter ended September 30, 2000.)

10.21	*	Change of Control Agreement dated November 6, 1998 between Danka and F. Mark Wolfinger. (incorporated by reference to Exhibit 10.12 to Company’s Form 10-Q for the quarter ended June 30, 1999.)

10.22	*

Amended and Restated Global Operating Agreement dated March 31, 2000 between Danka and General Electric Capital Corporation. (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001.)

10.23	*

First Amendment to Amended and Restated Global Operating Agreement dated February 1, 2001 between Danka and General Electric Capital Corporation. (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001.)

10.24	*	Purchase Agreement dated April 9, 2001 between Danka and Pitney Bowes Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Form 8-K dated May 1, 2001.)

10.25	*

Change of Control Agreement dated February 13, 2001 between Danka and Ernest R. Miller. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.)

Exhibit Number		Description of Document

10.26	*

Severance Agreement dated January 14, 2000 between Danka and Ernest R. Miller. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.)

10.27	*

Second Amendment to Amended and Restated Global Operating Agreement dated October 9, 2001 between Danka and General Electric Capital Corporation. (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q September 30, 2001 dated November 14, 2001.)

10.28	*

Amended and Restated Employment Agreement dated November 6, 2001 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Brian L. Merriman (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q
December 31, 2001 dated February 13, 2001.)

10.29	*

Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001.)

10.30	*

Employment Agreement dated July 23, 2001 among Danka Business Systems PLC and Peter Williams (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001.)

10.31	*

Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and David P. Berg (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001.)

10.32	*	Amendments to the Danka 1999 Share Option Plan filed as Exhibit A to the 2001 Annual Proxy Statement.

10.33	*	The Danka 2001 Long Term Incentive Plan filed as Exhibit B to the 2001 Annual Proxy Statement.

10.34	*	The Danka Employee Stock Purchase Plan filed as the Exhibit to the Proxy Statement filed on February 27, 2002.

10.35	*

Third Amendment to Amended and Restated Global Operating Agreement dated January 9, 2002 between Danka and General Electric Capital Corporation. (incorporated by reference to Exhibit 10.35 D Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002.)

10.36	*

Amendment to Employment Agreement dated March 18, 2002 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis. (incorporated by reference to Exhibit 10.36 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002.)

10.37	*

Change of Control Agreement dated November, 2001 between Danka and David P. Berg. (incorporated by reference to Exhibit 10.37 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002.)

10.38	*

Change of Control Agreement dated November, 2001 between Danka and Todd L. Mavis. (incorporated by reference to Exhibit 10.38 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002.)

10.39	*

Lease Agreement between DAN (FL) QRS 15-7 INC. and Danka Office Imaging Company (incorporated by reference to Exhibit 10.39 to Danka Business System PLC’s September 30, 2002 filed on November 14, 2002.)

10.40	*

Fourth Amendment to Amended and Restated Global Operating Agreement dated December 20, 2002 between Danka and General Electric Capital Corporation. (incorporated by reference to Exhibit 10.40 to Danka Business System PLC’s quarter ended December 31, 2002 filed on February 14, 2003.)

Exhibit Number		Description of Document

10.41	*

Employment Agreement dated March 28, 2003 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Michael Popielec. I incorporated by reference to Exhibit 10.41 D Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003.

10.42	*

Change of Control Agreement dated March 28, 2003 between Danka and Michael Popielec. I incorporated by reference to Exhibit 10.42 D Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003.

10.43	*

Employment Agreement dated August 15, 2000, among Danka Office Imaging Company and Keith J. Nelsen. I incorporated by reference to Exhibit 10.43 D Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003.

10.44	*

Change of Control Agreement dated November 14, 2001, between Danka and Keith J. Nelsen. I incorporated by reference to Exhibit 10.44 D Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003.

4.4	5*	Loan and Security Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company, as Borrowers, Danka Business Systems PLC, as a guarantor, the Lenders party thereto and Fleet Capital Corporation, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).

4.4	6*	Guarantor Security Agreement dated July 1, 2003, by and among American Business Credit Corporation, Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc., Danka Management Company, Inc., Danka Management II Company, Inc., D.I. Investment Management, Inc., Herman Enterprises, Inc. of South Florida and Quality Business, Inc., collectively as Debtors, in favor of Fleet Capital Corporation, as collateral and administrative agent for the Lenders that are parties from time to time to the Loan Agreement (incorporated by reference to Exhibit 10.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).

4.4	7*	Stock Pledge Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company as Pledgors and Fleet Capital Corporation as Agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.3 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).

4.4	8*	Continuing Guaranty Agreement dated July 1, 2003, by and among Danka Business Systems PLC and the Subsidiaries of Danka Business Systems PLC signatories thereto, as the Guarantors, in favor of Fleet Capital Corporation as administrative and collateral agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.4 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003).

10.49		Employment Agreement dated March 29, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and P. Lang Lowrey, III.

10.50		Employment Agreement dated March 15, 2004, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd Mavis.

10.51		Employment Agreement dated March 3, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and Forrest Mark Wolfinger.

21	*	List of Current Subsidiaries of the Company.

23		Consent of Independent Registered Certified Public Accountants.

24		Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

*	Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

(b) Reports on Form 8-K:

Current Report on Form 8-K dated February 11, 2004 (Item 12) regarding the press release announcing financial and operating results for the third quarter ended December 31, 2003 and a copy of the transcript of the conference call to discuss these results.

(c) Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm

II—Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, the information required is included in the financial statements and notes thereto or the schedule is not required or inapplicable under the related instructions.

Report of Independent Registered Public Accounting Firm

To the Members of Danka Business Systems PLC:

Under date of June 9, 2003, except as to Note 18 of the consolidated financial statements appearing in Form S-4 dated September 26, 2003, which is as of July 25, 2003 and Note 18 of the consolidated financial statements included herein, which is as of June 13, 2004, we reported on the consolidated balance sheet of Danka Business Systems PLC and subsidiaries as of March 31, 2003 and the related consolidated statements of operations, shareholders’ equity (deficit) and accumulated other comprehensive losses and cash flows for each of the years in the two-year period ended March 31, 2003. These consolidated financial statements and our report thereon are included in Form S-4 of Danka Business Systems PLC as filed September 26, 2003, except as to Note 18, which is included in the consolidated financial statements included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the years ended March 31, 2003 and 2002, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

KPMG Audit Plc

Chartered Accountants

Registered Auditor

London, England

June 9, 2003

DANKA BUSINESS SYSTEMS PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for Doubtful Accounts:

Year ended March 31, 2002	$43,121	$17,271	—	$(18,111	)(1)	$42,281
Year ended March 31, 2003	$42,281	$19,753	—	$(20,624	)(1)	$41,410
Year ended March 31, 2004	$41,410	$8,644	11,324	$(14,125	)(1)	$47,253

(1)	Represents accounts written off during the year, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2004	DANKA BUSINESS SYSTEMS PLC
(Registrant)

	By:	/s/ TODD L. MAVIS
Todd L. Mavis, Chief Executive Officer (Chief Executive Officer)

	By:	/s/ F. MARK WOLFINGER
F. Mark Wolfinger, Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 14, 2004.

Signature	Title

/S/ TODD L. MAVIS Todd L. Mavis	Chief Executive Officer (Principal Executive Officer)

/s/ P. LANG LOWREY III P. Lang Lowrey III	Chairman and Director

/S/ KEVIN C. DALY Kevin C. Daly	Director

/s/ JAIME ELLERTSON Jaime Ellertson	Director

/S/ MICHAEL B. GIFFORD Michael B. Gifford	Director

/S/ RICHARD M. HADDRILL Richard M. Haddrill	Director

/S/ CHRISTOPHER B. HARNED Christopher B. Harned	Director

/S/ W. ANDREW MCKENNA W. Andrew McKenna	Director

/S/ J. ERNEST RIDDLE J. Ernest Riddle	Director

/S/ JAMES L. SINGLETON James L. Singleton	Director

/S/ ERIK VONK Erik Vonk	Director

/S/ F. MARK WOLFINGER F. Mark Wolfinger	Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)