Form 10-Q
period 2004-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2004-08-09
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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
AND

(ADDRESSES OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

727-622-2100 in the United States

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

Applicable only to corporate issues:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2004: The registrant had 251,417,559 ordinary shares outstanding, including 49,367,040 represented by American Depositary Shares (“ADS”). Each ADS represents four ordinary shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plan to achieve and maintain cost savings; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance, unify and effectively utilize our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity; (xvi) any inability to comply with the financial or other covenants in our debt instruments; (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xviii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

RISK FACTORS

Business Strategy—Danka Business Systems PLC (also referred to herein as “Danka” or the “Company”) believes that in order to stay competitive and generate positive earnings and cash flow, we must successfully implement the strategies discussed elsewhere in this quarterly report.

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

Profitability—Although we generated operating earnings during the quarter ended June 30, 2004, we incurred operating losses in the past including an operating loss for the year ended March 31, 2004 (fiscal year 2004) of $34.6 million. The operating loss for fiscal year 2004 included a $50.0 million restructuring charge and as we continue to evaluate our business and strategies, future restructuring charges could materially and adversely affect our operations, financial position or results of operations. If we incur losses in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

Restructuring of Operations—We have implemented a plan to reduce costs in order to become competitive within our industry. This cost reduction plan involves, among other things, significant headcount reductions, the exit of certain non-strategic facility locations and the consolidation of many back-office functions into more centralized locations. If we fail to successfully implement our cost restructuring plan, including the timely sublease of vacant facilities, and fail to achieve our other long-term cost reduction goals, we may not reduce costs quickly enough to become competitive within our industry, may lose valuable institutional knowledge, bear the risk of additional costs and expenses and incur a breakdown in our business and operational functions, including certain critical back-office operations, any of which could result in negative consequences to our customer service and operating results.

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

As our suppliers develop new products, there is no guarantee that they will permit us to distribute such products or that such products will meet our customers’ needs and demands. Furthermore, some of our principal competitors design and manufacture new technology, which may give them a competitive advantage over us.

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

Technological Changes—The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry has changed from analog to digital copiers, multi-function peripherals (“MFPs”) and printers. Most of our digital products replace analog products, which have historically been a significant percentage of our machines in field (“MIF”). Digital copiers and MFPs are increasingly more reliable than analog copiers and require less maintenance. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete.

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

If we were to breach the covenants or other restrictions in our agreements with one or more of our financing sources, including GECC, such source might refuse to provide financing to our customers. If one or more of our financing sources were to fail to provide financing to our customers, those customers might be unable to purchase equipment from us if we were unable to arrange alternative financing arrangements on similar terms or provide financing ourself. In addition, if we were unable to arrange financing, we would lose sales, which could negatively affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financing Arrangements—General Electric Capital Corporation”.

Information Systems—Our European and Non-U.S. Americas operations run on numerous disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems are labor intensive and expensive. As such, we are evaluating what information system investments we should make for the countries within our European and Non-U.S. Americas operations. We have determined that we need to upgrade our information systems in Italy, Germany, the United Kingdom, France, Austria, the Netherlands and other countries and expect to spend between $6 million and $10 million for such upgrades. The failure to solve our management information and billing system problems in our European and Non-U.S. Americas operations could materially and adversely affect our operations, internal controls, financial position or results of operations.

Due to the delayed investment in our information systems, we have not properly invested in world-wide disaster recovery systems. In the event that one or more of our business systems were to fail, we would be at risk of losing valuable business knowledge in the locations where the failure occurred.

Business Processes and Policies—Our past rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on and investment in our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and inconsistent lease classification. While we believe that some of these issues that relate to the United States have been addressed with the implementation of new manual internal control procedures and the implementation of our Oracle ERP system, which is configured with better system internal controls, there is no assurance that all of these issues will be completely corrected by such changes.

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Nexpress, Kodak and Konica-Minolta. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies and for financial support in certain competitive transactions and markets which may include vendor rebates and market development funds. An inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the lack of vendor support may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices.

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 53% of our revenue outside the United States during the first quarter of fiscal year 2005. We market office imaging equipment, document solutions and related services and supplies directly to customers in 23 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

The majority of our revenues outside the United States are denominated in either the euro or the United Kingdom pound. During the quarter ended June 30, 2004, the euro weakened 4.0% against the United States dollar and the United Kingdom pound weakened 1.8% against the United States dollar. This negatively impacted our reported revenue and net earnings on a sequential basis.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the United Kingdom pound. Based on the outstanding balance of our intercompany loans at June 30, 2004, a change of 1% in the exchange rate for the euro and United Kingdom pound, would cause a change in our foreign exchange gain of approximately $0.4 million.

Moreover, we pay for some inventory in euro countries in United States dollars, but we generally invoice our customers in such countries in euros. If the euro weakens against the United States dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euros but we pay our suppliers in United States dollars.

We do not currently hedge our exposure to changes in foreign currency.

Tax Payments—We are either currently under audit or may be audited in the key jurisdictions in which we operate. While we believe we are adequately reserved for such liabilities, should revenue agencies impose assessments or require payments in excess of those we currently expect to pay, we could be required to take additional reserves or our liquidity could be adversely affected based upon the size and timing of such payments.

Indebtedness—At June 30, 2004, we had consolidated long-term indebtedness, including current maturities of long-term debt and notes payable, of $245.8 million which included $64.5 million in principal amount of 10% subordinated notes due April 1, 2008, or the subordinated notes, and $175.0 million in principal amount of senior notes, less unamortized discount of $3.7 million, or the senior notes. The subordinated notes have interest which is paid every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15.

The amount of our indebtedness could have important consequences to us, including the following:

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

Senior Notes and Other Covenants—The indenture governing our senior notes, the $50 million senior secured revolving credit facility with Fleet Capital Corporation or Fleet credit facility and the €25 million ABN Amro Bank credit facility or ABN credit facility, contain covenants that, among other things, limit our ability to: (1) incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; (2) create liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) place restrictions on the ability of our restricted subsidiaries to pay dividends, or make other payments to us; (8) engage in certain business activities; and (9) engage in mergers or consolidations. In addition, the indenture governing the senior notes may require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

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

Share Price—The market price of our ordinary shares and American Depository Shares, or ADSs could be subject to significant fluctuations as a result of many factors. In addition, global stock markets have from time to time experienced significant price and volume fluctuations. These fluctuations may lead to a drop in the market price of our ordinary shares and ADSs. Factors which may add to the volatility of the price of our ordinary shares and ADSs include many of the factors set out above, and may also include changes in liquidity in the market for our ordinary shares and ADSs, sales of our ordinary shares and ADSs, investor sentiment towards the business sector in which we operate and conditions in the capital markets generally. Many of these factors are beyond our control. These factors may change the market price of our ordinary shares and ADSs, regardless of our operating performance.

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

As of the date of filing of this quarterly report we have insufficient accumulated, realized profits to pay dividends on our ordinary shares. In addition, our Fleet credit facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent, and the indenture governing the senior notes restricts our ability to pay such dividends. Also, we may only pay dividends on our ordinary shares if we have paid all dividends due on our 6.50% senior convertible participating shares.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Danka Business Systems PLC

Consolidated Statements of Operations for the Three Months Ended June 30, 2004 and 2003

(In thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Revenue:
Retail equipment and related sales	$99,756	$112,777
Retail service	157,436	165,923
Retail supplies and rentals	29,232	31,840
Wholesale	23,901	23,244

Total revenue	310,325	333,784

Cost of sales:
Retail equipment and related sales costs	63,903	78,208
Retail service costs	90,389	96,455
Retail supplies and rental costs	17,461	18,010
Wholesale costs	19,264	18,593

Total cost of sales	191,017	211,266

Gross profit	119,308	122,518
Operating expenses:
Selling, general and administrative expenses	111,329	118,475
Restructuring charges (credits)	—	(594)
Other (income) expense	68	(362)

Total costs and operating expenses	111,397	117,519

Operating earnings	7,911	4,999
Interest expense	(7,513)	(9,753)
Interest income	203	232

Earnings (loss) before income taxes	601	(4,522)
Provision (benefit) for income taxes	180	(3,726)

Net earnings (loss)	$421	$(796)

Calculation of net earnings (loss) per ADS
Net earnings (loss)	$421	$(796)
Dividends and accretion on participating shares	(4,960)	(4,665)

Loss available to common shareholders	$(4,539)	$(5,461)

Basic and diluted net earnings (loss) available to common shareholders per ADS:
Net earnings (loss) per ADS	$(0.07)	$(0.09)

Weighted average ADSs	62,756	62,401

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Balance Sheets as of June 30, 2004 and March 31, 2004

(In Thousands)

	June 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,924	$112,790
Accounts receivable, net	239,989	246,996
Inventories	99,390	93,295
Prepaid expenses, deferred income taxes and other current assets	20,559	16,862

Total current assets	445,862	469,943
Equipment on operating leases, net	26,901	29,478
Property and equipment, net	62,432	65,888
Goodwill, net	279,936	282,430
Other intangible assets, net	1,165	2,340
Deferred income taxes	8,311	7,688
Other assets	24,784	25,801

Total assets	$849,391	$883,568

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$5,166	$3,212
Accounts payable	133,005	135,460
Accrued expenses and other current liabilities	108,433	128,963
Taxes payable	44,502	47,200
Deferred revenue	39,978	45,090

Total current liabilities	331,084	359,925
Long-term debt and notes payable, less current maturities	240,631	240,761
Deferred income taxes and other long-term liabilities	65,518	68,029

Total liabilities	637,233	668,715

6.5% senior convertible participating shares	284,568	279,608
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,204	5,194
Additional paid-in capital	328,353	328,070
Accumulated deficit	(347,125)	(342,586)
Accumulated other comprehensive loss	(58,842)	(55,433)

Total shareholders’ equity (deficit)	(72,410)	(64,755)

Total liabilities and shareholders’ equity (deficit)	$849,391	$883,568

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2004 and 2003

(In Thousands)

(Unaudited)

	June 30, 2004	June 30, 2003
Operating activities:
Net earnings (loss)	$421	$(796)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,907	12,037
Deferred income taxes	(714)	(528)
Amortization of debt issuance costs	611	4,117
Loss on sale of property and equipment and equipment on operating leases	255	2,028
Proceeds from sale of equipment on operating leases	—	662
Restructuring and other special charges (credits)	—	(594)
Changes in net assets and liabilities:
Accounts receivable	7,007	4,198
Inventories	(6,095)	(2,954)
Prepaid expenses and other current assets	(4,496)	(939)
Other non-current assets	1,556	2,381
Accounts payable	(2,455)	(17,507)
Accrued expenses and other current liabilities	(23,229)	(3,639)
Deferred revenue	(5,111)	1,265
Other long-term liabilities	(1,365)	1,124

Net cash provided by (used in) operating activities	(23,708)	855

Investing activities:
Capital expenditures	(6,457)	(14,810)
Proceeds from the sale of property and equipment	2,043	261

Net cash used in investing activities	(4,414)	(14,549)

Financing activities:
Net borrowings (payments) under line of credit agreements	1,971	(5,826)
Net payments under capital lease arrangements	(401)	(861)
Principal payments of debt	—	(1,489)
Proceeds from stock options exercised	293	—
Payment of debt issue costs	—	(2,749)

Net cash provided by (used in) financing activities	1,863	(10,925)

Effect of exchange rates	(607)	3,448

Net increase (decrease) in cash and cash equivalents	(26,866)	(21,171)
Cash and cash equivalents, beginning of period	112,790	81,493

Cash and cash equivalents, end of period	$85,924	$60,322

Capital lease obligations of $0.3 million and $0.2 million were incurred during the three months ended June 30, 2004 and 2003, respectively, when the Company entered into leases for equipment.

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended June 30, 2004 and 2003

(In Thousands)

(Unaudited)

	Number of Ordinary Shares (4 Ordinary Shares Equal 1 ADS)	Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2004	250,812	$5,194	$328,070	$(342,586)	$(55,433)	$(64,755)

Net earnings	—	—	—	421	—	421
Currency translation adjustment, net	—	—	—	—	(3,409)	(3,409)

Comprehensive loss						(2,988)
Dividends and accretion on participating shares	—	—	—	(4,960)	—	(4,960)
Shares issued under Employee stock plans	446	10	283	—	—	293

Balances at June 30, 2004	251,258	$5,204	$328,353	$(347,125)	$(58,842)	$(72,410)

Balances at March 31, 2003	249,532	$5,167	$327,173	$(189,995)	$(76,636)	$65,709

Net loss	—	—	—	(796)	—	(796)
Currency translation adjustment, net	—	—	—	—	12,226	12,226

Comprehensive income						11,430
Dividends and accretion on participating shares	—	—	—	(4,634)	—	(4,634)
Shares issued under Employee stock plans	389	8	133	—	—	141

Balances at June 30, 2003	249,921	$5,175	$327,306	$(195,425)	$(64,410)	$72,646

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of June 30, 2004 and 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2004.

The financial statements contained herein for the three months ended June 30, 2004 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2004 will be delivered to the Registrar of Companies for England and Wales following our 2004 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Interim Period Stock Compensation Disclosures

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) the Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise prices of all options granted under these plans were equal to the market price of the underlying American Depository Shares (“ADS”) on the grant date, no stock-based employee compensation cost was recognized in net earnings. In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity.

The following table illustrates the effect on basic and diluted net earnings (loss) available (attributable) and earnings (loss) available (attributable) per ADS shareholder if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including ADS shares issued under the stock option plans. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003
Net earnings (loss), as reported	$421	$(796)
Less: total stock-based employee compensation expense determined under the fair value for all awards, net of tax	(994)	(89)

Pro forma net earnings (loss)	(573)	(885)
Participating share dividend and accretion	(4,960)	(4,665)

Earnings (loss) attributable to common shareholders	$(5,533)	$(5,550)

Basic earnings (loss) attributable to common shareholders per ADS
As reported	$(0.07)	$(0.09)
Pro forma	$(0.09)	$(0.09)
Weighted average ADSs	62,756	62,401

Diluted earnings (loss) attributable to common shareholders per ADS
As reported	$(0.07)	$(0.09)
Pro forma	$(0.09)	$(0.09)
Weighted average ADSs	62,756	62,401

Note 3. Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, “SFAS 132”). The revised standard replaces existing pension disclosure requirements. Compliance with SFAS 132 was generally effective for fiscal periods beginning after December 15, 2003. However, since all of the required disclosures relate to the Company’s international plans, the implementation rules are effective for the Company’s year ending March 31, 2005 and as such, no interim period disclosures have been made in this quarterly report on Form 10-Q. The Company does not anticipate the adoption of SFAS 132 to have a material impact on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128, Earnings per Share.” EITF Topic No. D-95 “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share” stated that convertible participating securities should be included in basic earnings per share (EPS), if the effect is dilutive, using either the two-class method or the if-converted method. The EITF nullified EITF Topic No. D-95 and requires the use of the two-class method in calculating basic earnings per share by issuers with participating convertible securities. Companies are required to retroactively apply the consensus in the EITF to participating securities in the quarter beginning April 1, 2004. The Company adopted the EITF in the quarter beginning April 1, 2004. The adoption had no impact on its consolidated financial statements presented herein.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

Note 4. Restructuring and Other Special Charges

Fiscal Year 2004 Charge: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating its back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, the Company recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. The Company expects severance costs to be paid over the next two years with most of the severance costs to be paid by December 31, 2004. Cash outlays for the employee severance during the quarter ended June 30, 2004 were $5.7 million. Cash outlays for the buyouts of facility leases and the remaining term of the facility leases during the quarter were $2.7 million. If these leases are not terminated, the Company’s payments will continue through their respective terms unless otherwise disposed of. The remaining liability of the 2004 restructuring charge is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities.”

The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2004
Severance	$26,910	$21,524	$(5,664)	$(184)	$15,676
Future lease obligations on facility closures	23,684	20,842	(2,679)	(80)	18,083

Total	$50,594	$42,366	$(8,343)	$(264)	$33,759

2004 Restructuring Severance Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2004
Americas	$8,768	$5,946	$(2,578)	$(10)	$3,358
Europe/Australia	17,957	15,393	(3,086)	(174)	12,133
Other	185	185	—	—	185

Total	$26,910	$21,524	$(5,664)	$(184)	$15,676

2004 Restructuring Facility Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2004
Americas	$13,552	$10,840	$(1,709)	$9	$9,140
Europe/Australia	6,126	6,354	(360)	(89)	5,905
Other	4,006	3,648	(610)	—	3,038

Total	$23,684	$20,842	$(2,679)	$(80)	$18,083

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

Fiscal Year 2002 Charge: The Company’s fiscal year 2002 restructuring charge included $4.9 million related to severance for 355 employees in the U.S., Canada and Europe. Cash outlays for the reductions during the quarter ended June 30, 2004 were less than $0.1 million. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Due to a change in estimate, the Company reversed $0.5 million of fiscal year 2002 severance and facility charges during the first quarter of fiscal year 2004. The remaining liability of the 2002 restructuring charge is categorized within “Accrued expenses and other current liabilities.”

The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

(In thousands)	Fiscal 2002 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2004
Severance	$4,967	$132	$—	$—	$132
Future lease obligations on facility closures	6,074	215	—	—	215

Total	$11,041	$347	$—	$—	$347

The remaining balance of the 2002 Restructuring Charge is for the Company’s Europe/Australia operating segment.

Note 5. Income Taxes

The Company recorded an income tax provision of $0.2 million in the first quarter of fiscal year 2005 compared to a benefit of $3.7 million in the prior year quarter. The combined effective income tax rate was 30.0% provision for the current quarter as compared to 82.4% benefit for the year-ago quarter. The change in the tax rate in the current quarter is due to a change from pre-tax loss to pre-tax income and to the reversal of $3.2 million of foreign tax accruals in the prior year quarter.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences which give rise to the deferred tax asset become deductible. The Company’s past financial performance is a significant factor which contributes to its inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment, management concluded that it is not “more likely than not” that the Company will realize the benefits of certain deferred tax assets at June 30, 2004. The Company has a valuation allowance against deferred tax assets in most jurisdictions at June 30, 2004.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

Note 6. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below are not included in the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003 because they are anti-dilutive as the Company is in a loss position. Stock options representing the ADSs shown in the table below are not included in the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003 because they are anti-dilutive as the Company is in a loss position. Additional dilutive potential common shares consisting of employee stock options to purchase approximately 132,334 and 190,182 shares for the three months ended June 30, 2004 and 2003, respectively, are not included in the computation of dilutive shares shown below because the exercise price of these shares was greater than the average share price of the common shares as of June 30, 2004 and therefore, the effect would have been anti-dilutive had the Company been in an earnings position.

Potential ADSs issuance from:

	June 30,
	2004	2003
6.5% senior convertible participating shares	23,105	21,663
Stock options	1,941	2,002

Note 7. Segment Reporting

Historically, the Company had been organized into three reporting segments: United States, Europe and International segments. The International segment included the Company’s operations in Canada, Central America, South America and Australia. Recently, the Company has changed its operating organization into two reporting segments, the Americas and Europe/Australia. The geographical areas covered by the Americas segment include the United States: Canada, Central America and South America while the Europe/Australia segment includes operations in Europe and Australia. Consequently, the Company’s primary areas of management and decision-making are now the Americas and Europe/Australia. Danka’s Americas and Europe/Australia segments provide office imaging equipment, document solutions and related services and supplies on a direct basis to retail customers. The Company’s Europe/Australia segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. The Company’s management relies on an internal management reporting process that provides segment revenue and operating earnings. Management believes that this is an appropriate measure of evaluating the operating performance of our segments. The following tables present information about the Company’s segments. Fiscal year 2004 numbers have been restated to reflect the Company’s new operating organization.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Revenues
Americas	$161,893	$183,495
Europe/Australia	148,432	150,289

Total Revenues	$310,325	$333,784

Gross Profit
Americas	$69,817	$73,294
Europe/Australia	49,491	49,224

Total Gross Profit	$119,308	$122,518

Operating Earnings
Americas	$9,732	$2,443
Europe/Australia	5,078	5,826
Other (1)	(6,899)	(3,270)

Total Operating Earnings	$7,911	$4,999

Capital Expenditures
Americas	$2,262	$11,786
Europe/Australia	3,531	2,852
Other	664	172

Total Capital Expenditures	$6,457	$14,810

Depreciation and Amortization
Americas	$6,838	$8,709
Europe/Australia	2,565	2,920
Other (1)	504	408

Total Depreciation and Amortization	$9,907	$12,037

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	June 30, 2004	March 31, 2004
Assets
Americas	$301,997	$312,224
Europe/Australia	479,960	471,535
Other (2)	67,434	99,809

Total Assets	$849,391	$883,568

Long-lived Assets
Americas	$128,927	$137,139
Europe/Australia	257,362	260,000
Other (2)	17,240	16,486

Total Long-lived Assets	$403,529	$413,625

(1)	Other primarily includes corporate expenses, restructuring credits for all segments in fiscal year 2004 and foreign exchange gains/losses.
(2)	Other includes corporate assets and deferred tax assets.

Note 8. Debt

Debt consisted of the following at June 30, 2004 and March 31, 2004:

	June 30, 2004	March 31, 2004
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	6,165	6,411
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	3,798	1,834

Total long-term debt and notes payable	249,483	247,765
Less unamortized discount on senior notes	(3,686)	(3,792)

Total long-term debt and notes payable less unamortized discount	245,797	243,973
Less current maturities of long-term debt and notes payable	(5,166)	(3,212)

Long-term debt and notes payable, less current maturities	$240,631	$240,761

The 10.0% subordinated notes due April 1, 2008 have interest payments every six months on April 1 and October 1.

The 11.0% senior notes due June 15, 2010 have a fixed annual interest rate of 11.0% and interest payments will be paid every six months on June 15 and December 15. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the Company’s primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

If, for any fiscal year commencing with the fiscal year ending March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, the Company will be required to make an offer in cash to holders of the senior notes to use 50% of such excess cash flow to purchase their senior notes at 101% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any.

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The balance of these costs as of June 30, 2004 is $6.2 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt.

The Company has a three year credit facility, which ends June 30, 2006, with Fleet Capital Corporation (the ‘Fleet Credit Facility”) to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sub-limit for standby and documentary letters of credit. In addition, under the terms of the Fleet Credit Facility, extensions of credit to the borrowers will be further limited to the lesser of the commitment and the borrowing base, in each case subject to a minimum availability reserve equal to $20.0 million. Accordingly, unless the lenders otherwise agree, at no time can credit available under the Fleet Credit Facility exceed $30.0 million. As of June 30, 2004, the borrowing base for the credit facility was $14.2 million and the Company had no borrowings under the Fleet Credit Facility.

The Company incurred $1.7 million in debt issuance costs relating to the Fleet Credit Facility and is amortizing these costs over the term of the credit facility. The balance of these costs as of June 30, 2004 is $1.1 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN for €15.0 million (US $18.2 million). This facility is secured by certain of its Netherlands and Belgium subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base, which totaled approximately €14.7 million (US $17.9 million) as of June 30, 2004, and complying with certain requirements, including maintaining certain levels of tangible net worth (as defined) by the lender. At June 30, 2004, the Company was not in compliance with the tangible net worth requirement (as a result of the restructuring charge the Company recorded during fiscal year 2004). However, ABN continues to make available letters of credit under the terms of the facility. The €15.0 million (US $18.2 million) letter of credit facility bears a commission of 1.25%.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

Note 9. Contingencies

In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has sought to remove the claim to Federal court for further proceedings. The plaintiffs have filed a motion to certify the class, which the Company has opposed. The Company has filed a motion for summary judgment, which plaintiffs have opposed. The Company has removed the action to the United States District Court for the Middle District of Tennessee, Nashville Division for further proceedings and has also filed a Motion for Summary Judgment seeking dismissal of the claims. The Company will continue to vigorously defend the claims alleged by the plaintiff in this action.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

Note 10. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). The Subsidiary Guarantors generated 61.4% of the Company’s total revenue during the first three months of fiscal year 2005. Certain prior year amounts have been reclassified to conform to the current year classification.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Three Months Ended June 30, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$66,055	$33,701	$—	$99,756
Retail service	—	103,037	54,399	—	157,436
Retail supplies and rentals	—	21,504	7,728	—	29,232
Wholesale	—	—	23,901	—	23,901

Total revenue	—	190,596	119,729	—	310,325

Cost of sales:
Retail equipment sales costs	—	41,257	22,646	—	63,903
Retail service costs	—	57,408	32,981	—	90,389
Retail supplies and rental costs	—	13,132	4,329	—	17,461
Wholesale costs	—	—	19,264	—	19,264

Total cost of sales	—	111,797	79,220	—	191,017

Gross Profit	—	78,799	40,509	—	119,308
Operating expenses:
Selling, general and administrative expenses	1,403	74,927	34,999	—	111,329
Equity (income) loss	(2,538)	(7,985)	16,105	(5,582)	—
Other (income) expense	(4,517)	(6,347)	9,741	1,191	68

Total costs and operating expenses	(5,652)	60,595	60,845	(4,391)	111,397

Operating earnings	5,652	18,204	(20,336)	4,391	7,911
Interest expense	(6,723)	(680)	(2,446)	2,336	(7,513)
Interest income	1,492	150	897	(2,336)	203

Earnings (loss) before income taxes	421	17,674	(21,885)	4,391	601
Provision (benefit) for income taxes	—	180	—	—	180

Net earnings (loss)	$421	$17,494	$(21,885)	$4,391	$421

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Three Months Ended June 30, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$78,341	$34,436	$—	$112,777
Retail service	—	110,278	55,645	—	165,923
Retail supplies and rentals	—	23,884	7,956	—	31,840
Wholesale	—	—	23,244	—	23,244

Total revenue	—	212,503	121,281	—	333,784

Costs of sales:
Retail equipment sales costs	—	55,324	22,884	—	78,208
Retail service costs	—	61,664	34,791	—	96,455
Retail supplies and rental costs	—	13,591	4,419	—	18,010
Wholesale costs	—	—	18,593	—	18,593

Total cost of sales	—	130,579	80,687	—	211,266

Gross Profit	—	81,924	40,594	—	122,518
Operating expenses:
Selling, general and administrative expenses	1,001	82,972	34,502	—	118,475
Restructuring charges (credits)	—	—	(594)	—	(594)
Equity (income) loss	9,387	1,168	(10,443)	(112)	—
Other (income) expense	(12,231)	152	11,717	—	(362)

Total costs and operating expenses	(1,843)	84,292	35,182	(112)	117,519

Operating earnings (loss)	1,843	(2,368)	5,412	112	4,999
Interest expense	(8,937)	(422)	(16,034)	15,640	(9,753)
Interest income	15,063	729	80	(15,640)	232

Earnings (loss) before income taxes	7,969	(2,061)	(10,542)	112	(4,522)
Provision (benefit) for income taxes	8,765	(3,448)	(9,043)	—	(3,726)

Net earnings (loss)	$(796)	$1,387	$(1,499)	$112	$(796)

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Balance Sheet Information June 30, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Non- Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$24,247	$28,215	$33,462	$—	$85,924
Accounts receivable, net	—	125,231	114,758	—	239,989
Inventories	—	52,062	47,328	—	99,390
Due (to)/from affiliate	(526,467)	470,488	51,934	4,045	—
Prepaid expenses, deferred income taxes and other current assets	878	8,952	10,729	—	20,559

Total current assets	(501,342)	684,948	258,211	4,045	445,862
Equipment on operating leases, net	—	16,154	10,747	—	26,901
Property and equipment, net	27	55,414	6,991	—	62,432
Goodwill, net	—	143,368	136,568	—	279,936
Other intangible assets, net	—	993	172	—	1,165
Investment in subsidiaries	948,064	132,316	1,003,172	(2,083,552)	—
Deferred income taxes	—	7,479	832	—	8,311
Other assets	5,170	14,201	5,413	—	24,784

Total assets	$451,919	$1,054,873	$1,422,106	$(2,079,507)	$849,391

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,411	$3,755	$—	$5,166
Accounts payable	269	72,636	60,100	—	133,005
Accrued expenses and other current liabilities	3,705	73,223	31,505	—	108,433
Taxes Payable	(47)	56,316	(11,767)	—	44,502
Deferred revenue	—	20,188	19,790	—	39,978

Total current liabilities	3,927	223,774	103,383	—	331,084
Long-term debt and notes payables, less current maturities	235,834	3,679	1,118	—	240,631
Deferred income taxes and other long-term liabilities	—	50,019	15,499	—	65,518

Total liabilities	239,761	277,472	120,000	—	637,233

6.5% convertible participating shares	284,568	—	—	—	284,568

Shareholders’ equity (deficit)
Ordinary shares, 1.25 pence stated value	5,204	1,188,957	237,011	(1,425,968)	5,204
Additional paid-in capital	328,353	26,729	442,079	(468,808)	328,353
Retained earnings (accumulated deficit)	(347,125)	(464,495)	916,069	(451,574)	(347,125)
Accumulated other comprehensive (loss) income	(58,842)	26,210	(293,053)	266,843	(58,842)

Total shareholder’s equity (deficit)	(72,410)	777,401	1,302,106	(2,079,507)	(72,410)

Total liabilities & shareholders’ equity (deficit)	$451,919	$1,054,873	$1,422,106	$(2,079,507)	$849,391

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Balance Sheet Information March 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Non- Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$68,389	$22,092	$22,309	$—	$112,790
Accounts receivable, net	—	131,432	115,564	—	246,996
Inventories	—	48,239	45,056	—	93,295
Due (to)/from affiliate	(607,012)	483,128	119,839	4,045	—
Prepaid expenses, deferred income taxes and other current assets	932	6,580	9,350	—	16,862

Total current assets	(537,691)	691,471	312,118	4,045	469,943
Equipment on operating leases, net	—	18,130	11,348	—	29,478
Property and equipment, net	27	58,736	7,125	—	65,888
Goodwill, net	—	144,144	138,286	—	282,430
Other intangible assets, net	—	2,168	172	—	2,340
Investment in subsidiaries	993,301	114,351	854,497	(1,962,149)	—
Deferred income taxes	—	7,688	—	—	7,688
Other assets	5,428	14,673	5,700	—	25,801

Total assets	$461,065	$1,051,361	$1,329,246	$(1,958,104)	$883,568

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,315	$1,897	$—	$3,212
Accounts payable	95	83,219	52,146	—	135,460
Accrued expenses and other current liabilities	10,559	73,368	45,036	—	128,963
Taxes Payable	(169)	59,753	(12,384)	—	47,200
Deferred revenue	—	24,941	20,149	—	45,090

Total current liabilities	10,485	242,596	106,844	—	359,925
Long-term debt and notes payables, less current maturities	235,727	3,814	1,220	—	240,761
Deferred income taxes and other long-term liabilities	—	52,801	15,228	—	68,029

Total liabilities	246,212	299,211	123,292	—	668,715

6.5% convertible participating shares	279,608	—	—	—	279,608

Shareholders’ equity (deficit)
Ordinary shares, 1.25 pence stated value	5,194	1,188,947	237,022	(1,425,969)	5,194
Additional paid-in capital	328,070	26,743	442,065	(468,808)	328,070
Retained earnings (accumulated deficit)	(342,586)	(491,934)	822,105	(330,171)	(342,586)
Accumulated other comprehensive (loss)	(55,433)	28,394	(295,238)	266,844	(55,433)

Total shareholder’s equity (deficit)	(64,755)	752,150	1,205,954	(1,958,104)	(64,755)

Total liabilities & shareholders’ equity	$461,065	$1,051,361	$1,329,246	$(1,958,104)	$883,568

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(43,400)	$6,934	$12,758	$—	$(23,708)
Investing activities
Capital expenditures	(664)	(957)	(4,836)	—	(6,457)
Proceeds from the sale of property and equipment	—	207	1,836	—	2,043

Net cash provided by (used in) investing activities	(664)	(750)	(3,000)	—	(4,414)

Financing activities
Net (payment) borrowing of debt	(365)	(6)	1,941	—	1,570
Proceeds from stock options exercised	293	—	—	—	293

Net cash provided by (used in) financing activities	(72)	(6)	1,941	—	1,863

Effect of exchange rates	(6)	(55)	(546)	—	(607)

Net increase (decrease) in cash and cash equivalents	(44,142)	6,123	11,153	—	(26,866)
Cash and cash equivalents, beginning of period	68,389	22,092	22,309	—	112,790

Cash and cash equivalents, end of period	$24,247	$28,215	$33,462	$—	$85,924

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depository Share (“ADS”) amounts)

(Unaudited)

	Supplemental Condensed Consolidating Statement of Cash Flows For the Three Months Ended June 30, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(11,329)	$10,479	$1,705	$—	$855
Investing activities	—	—	—	—
Capital expenditures	—	(10,393)	(4,417)	—	(14,810)
Proceeds from the sale of property and equipment	—	72	189	—	261

Net cash provided by (used in) investing activities	—	(10,321)	(4,228)	—	(14,549)

Financing activities
Net (payment) borrowing of debt	(6,027)	(2,352)	203	—	(8,176)
Payment of debt issue costs	(2,749)	—	—	—	(2,749)

Net cash provided by (used in) financing activities	(8,776)	(2,352)	203	—	(10,925)

Effect of exchange rates	—	—	3,448	—	3,448

Net increase (decrease) in cash and cash equivalents	(20,105)	(2,194)	1,128	—	(21,171)
Cash and cash equivalents, beginning of period	42,709	13,898	24,886	—	81,493

Cash and cash equivalents, end of period	$22,604	$11,704	$26,014	$—	$60,322

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:
•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of the Company’s Australian Subsidiaries;
•	Danka Business Finance Ltd., Danka Canada Inc. and Kalmara Inc., representing all of our Canadian subsidiaries;
•	Dankalux S.à r.L., a Luxembourg subsidiary;
•	Danka UK Plc, the Company’s primary UK operating subsidiary, and Danka Services International Ltd., a UK subsidiary; and
•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of the Company’s United States Subsidiaries other than certain dormant entities.
(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Item 2.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Danka’s mission is to deliver value to clients worldwide by using our expert technical and professional services to implement effective document information solutions and services. We enable choice, convenience, and continuity. Our vision is to empower our customers to benefit fully from the convergence of image and document technologies in a connected environment. This approach will strengthen our client relationships and expand Danka’s strategic value.

Our strategy to accomplish our mission is to:

•	enhance customer relationships;

•	grow revenues by providing value-added and cost-driven solutions and services;

•	re-engineer processes and systems;

•	maximize free cash flow generation and reduce net debt; and

•	develop an efficient and productive organization.

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

We currently operate in 23 countries. Our reportable segments are the Americas and Europe/Australia which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of these businesses in those countries in light of uncertain conditions. Should we decide to downsize or exit any of these businesses, we could incur costs in respect of severance and closure of facilities and we may also be required to recognize cumulative translation losses that would reduce our earnings, all or any of which may have a material impact on our operating results.

Critical Accounting Policies and Estimates

Reclassification—Certain prior year amounts have been reclassified to conform to current year presentation.

Allowance for Doubtful Accounts—We provide an allowance on our accounts receivable for estimated losses. Our estimates are based upon the aging of our receivable accounts and expected credits to our customers due to billing disputes and inaccuracies. If the financial condition of any of our customers were to deteriorate and result in the impairment of their ability to make payments to us or if actual credits exceed estimated credits, an additional allowance may be required. Subsequent to the implementation of our Vision 21/Oracle ERP system, we formulated a plan to validate the credits in our United States customer accounts from the legacy systems in the fourth quarter of fiscal year 2004. As part of this plan, all active customers received statements by the end of the first quarter of fiscal year 2005. After allowing time for statement reconciliations, we will true-up customers’ credit balances in the second quarter of fiscal year 2005.

The following table summarizes our net accounts receivable:

	June 30, 2004	March 31, 2004
Accounts receivable, gross	$278,717	$294,249
Allowance for doubtful accounts	(38,728)	(47,253)

Accounts receivable, net	$239,989	$246,996

Allowance for doubtful accounts as a % of gross accounts receivable	13.9%	16.1%

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventories — We acquire inventory based on our projections of future demand and market conditions. Any unexpected decline in demand and/or rapid product improvements or technological changes may cause us to have excess and/or obsolete inventories. We have provided appropriate reserves against these inventory items in current and prior periods. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than our forecasts due, in part, to a greater acceleration within the industry to digital office imaging equipment, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and our ability to return to vendors a certain percentage of our purchases.

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

Rental operating lease income is recognized straight-line over the lease term. Retail service revenues, which include TechSource service contract revenues, are generally recognized ratably over the term of the underlying maintenance contracts. Under the terms of the retail service contract, the customer is billed a flat periodic charge and/or a usage-based fee. We record revenue for the flat periodic charge each period and for actual or estimated usage every period.

Deferred Income Taxes—As part of the process of preparing our consolidated financial statements, we have to estimate our income and corporation taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our actual current tax expense and loss carryforwards together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and accounting purposes. These differences and loss carryforwards may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to SFAS 109, to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at June 30, 2004. We have a valuation allowance against net deferred tax assets in most jurisdictions at June 30, 2004.

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

We had goodwill of $279.9 million as of June 30, 2004. If it is determined under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) that our goodwill is impaired, we will be required to write-down the value of such goodwill in amounts that could have a material impact on our operations.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We performed our annual impairment test during the fourth quarter of our fiscal year 2004, under the requirements of SFAS 142. Based on the results of that impairment test, no adjustments for impairment were necessary.

Accounting for Stock Based Compensation—As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) we account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise prices of all options granted under these plans were equal to the market price of the underlying American Depository Shares (“ADS”) on the grant date, no stock-based employee compensation cost was recognized in net earnings. In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity (deficit).

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Revenue:
Retail equipment and related sales	32.1%	33.8%
Retail service	50.7	49.7
Retail supplies and rentals	9.4	9.5
Wholesale	7.8	7.0

Total revenue	100.0	100.0
Cost of sales	(61.6)	(63.3)

Gross profit	38.4	36.7

Selling, general and administrative expenses	35.9	35.5
Restructuring charges (credits)	—	(0.2)
Other (income) expense	—	(0.1)

Operating earnings	2.5	1.5
Interest expense	(2.4)	(2.9)
Interest income	0.1	0.1

Earnings (loss) before income taxes	0.2	(1.3)
Provision (benefit) for income taxes	0.1	(1.1)

Net earnings (loss)	0.1%	(0.2)%

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth for the periods indicated the percentage of revenue change from the year-ago period:

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Retail equipment and related sales	(11.5)%	2.4%
Retail service	(5.1)	(7.4)
Retail supplies and rentals	(8.2)	(14.1)
Wholesale	2.8	12.1

Total revenue	(7.0)%	(3.8)%

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Retail equipment and related sales	35.9%	30.7%
Retail service	42.6	41.9
Retail supplies and rentals	40.3	43.4
Wholesale	19.4	20.0

Total gross margin	38.4%	36.7%

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures and depreciation-amortization for each of our operating segments:

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Revenues
Americas	$161,893	$183,495
Europe/Australia	148,432	150,289

Total Revenues	$310,325	$333,784

Gross Profit
Americas	$69,817	$73,294
Europe/Australia	49,491	49,224

Total Gross Profit	$119,308	$122,518

Operating earnings (loss)
Americas	$9,732	$2,443
Europe/Australia	5,078	5,826
Other (1)	(6,899)	(3,270)

Total operating earnings (loss)	$7,911	$4,999

Capital Expenditures
Americas	$2,262	$11,786
Europe/Australia	3,531	2,852
Other	664	172

Total Capital Expenditures	$6,457	$14,810

Depreciation and Amortization
Americas	$6,838	$8,709
Europe/Australia	2,565	2,920
Other (1)	504	408

Total Depreciation and Amortization	$9,907	$12,037

(1)	Other primarily includes corporate expenses, restructuring credits for all segments in fiscal year 2004 and foreign exchange gains/losses.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth for the periods indicated the percentage of revenue change over the year-ago period for each of our operating segments:

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Americas	(11.8)%	(12.2)%
Europe/Australia	(1.2)	8.9

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings margin percentages for each of our operating segments:

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Gross profit margin
Americas	43.1%	39.9%
Europe/Australia	33.3	32.8

Operating earnings margin
Americas	6.0%	1.3%
Europe/Australia	3.4	3.9

Three Months Ended June 30, 2004 compared to the Three Months Ended June 30, 2003

Revenue

Total revenue for the first quarter of fiscal 2005 declined by $23.5 million or 7.0% to $310.3 million compared to the year-ago quarter with the Americas segment down 11.8% and the Europe/Australia segment down 1.2%. During the first quarter of fiscal year 2005, 52.2% of our revenue was generated by our Americas segment and 47.8% by our Europe/Australia segment. Our total revenue in the current year first quarter was impacted by a $10.2 million positive foreign currency movement compared to the year-ago quarter, all of which was attributable to Europe/Australia. Although total revenue declined, service revenue remained in a stabilized range for the last four quarters.

Retail equipment and related sales revenue decreased by $13.0 million or 11.5% from the year ago quarter to $99.8 million. The Americas segment was down 15.6% and the Europe/Australia segment down 5.7%. The decrease in the retail equipment and related sales revenue was due to a competitive marketplace and the goal of achieving higher margins, which resulted in lower sales for the quarter, partially offset by a positive foreign currency movement of 6.7% for Europe/Australia.

Retail service revenue declined by $8.5 million or 5.1% to $157.4 million. The Americas segment was down 8.0% and the Europe/Australia segment down 0.9%. This decrease was due to the continuing industry-wide conversion from analog-to-digital equipment, partially offset by a positive foreign currency movement of 6.8% for Europe/Australia.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Retail supplies and rental revenues declined by $2.6 million or 8.2% to $29.2 million. The Americas segment was down 17.8% and the Europe/Australia segment up 6.2%. These decreases were primarily due to the past downsizing of the capital intensive Americas and Europe/Australia rental business, a reduction in our Americas supplies business, partially offset by increased Europe/Australia supply business and a positive foreign currency movement of 9.4% for Europe/Australia. There was a negative foreign currency movement of 1.7% for the Americas.

Wholesale revenue for the first quarter of fiscal 2005 increased by $0.7 million or 2.8% to $23.9 million which was attributable to a $1.4 million positive foreign currency movement, partially offset by reduced business activity.

Gross Profit Margin

Our total gross profit margin increased to 38.4% in the first quarter ended June 30, 2004 from 36.7% in the year-ago quarter. The increase in our gross profit margin is primarily due to increased Americas retail equipment margins, increased Europe/Australia service margins and a positive foreign currency movement of $3.4 million. The gross profit margin for the Americas segment increased to 43.1% from 39.9% and the Europe/Australia segment increased slightly to 33.3% from 32.8%.

The retail equipment and related sales margin increased to 35.9% in the first quarter from 30.7% in the year-ago quarter, primarily due to the shift in the mix of our sales toward higher margin equipment sales in all segments. Retail service margins increased to 42.6% in the first quarter from 41.9% in the year-ago quarter primarily due to our focus on higher margin sales. Retail supplies and rental margins decreased to 40.3% in the first quarter from 43.4% in the year-ago quarter due to unfavorability in our Europe/Australia segment offset by improved profitability in our Americas segment. Wholesale margins decreased to 19.4% in the first quarter from 20.0% in the year-ago quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the first quarter of fiscal 2005 decreased by $7.1 million or 6.0% from the year ago quarter to $111.3 million due to the ongoing cost reduction efforts and the progress in the implementation of our worldwide cost reduction program. The cost reduction program allowed us to reduce our compensation expense, lower our professional fees, and lower our facility costs. The foreign currency movement increased SG&A by 3.0% or $3.2 million. As a percentage of total revenue, SG&A expenses increased slightly to 35.9% from 35.5% due to our revenue decreasing faster than our costs decreased.

Restructuring Charges

In the first quarter of fiscal year 2004, we reversed $0.6 million of restructuring charges for facilities and severance due to employee attrition and a lower estimate of facility charges.

Other (Income) Expense

Other expense was $0.1 million for the first quarter of fiscal 2005 compared to other income of $0.4 million in the year-ago quarter. Other expense consisted primarily of amortization expense for other intangibles, while other income for the year-ago quarter included a foreign currency gain of $0.4 million.

Operating Earnings (Loss)

For the first quarter of fiscal 2005, operating income was $7.9 million compared to earnings of $5.0 million in the year-ago quarter. This improvement was largely due to higher gross margins and lower SG&A expenses.

Interest Expense

Interest expense decreased by $2.2 million to $7.5 million for the first quarter of fiscal 2005. The decrease was due to a lower effective interest rate on our indebtedness.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

We recorded an income tax provision of $0.2 million for the first quarter of fiscal 2005 compared to a $3.7 million income tax benefit for the year-ago quarter. The combined effective income tax rate was 30% provision for the current quarter as compared to 82.4% benefit for the year-ago quarter. The change in the tax rate in the current quarter is due to a change from pre-tax loss to pre-tax income and the reversal of $3.2 million of foreign tax accruals in the prior year quarter.

Net Earnings (Loss)

For the first quarter of fiscal 2005, we generated net earnings of $0.4 million compared to a net loss of $0.8 million in the year-ago quarter. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss attributable to common shareholders of $0.07 per ADS in the first quarter of fiscal 2005 compared to a net loss available to common shareholders of $0.09 per ADS in the year-ago quarter.

Exchange Rates

Fluctuations in the exchange rates between the pound sterling and the United States dollar affect the pound sterling market price of our ordinary shares on the London Stock Exchange and the dollar market price of our American Depository Shares.

We operate in 23 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. During the first quarter of fiscal 2005, 53.2% of our revenue was generated outside the United States with 47.8% of our revenues generated in Europe and 5.4% in other foreign locations. We generated 50.7% of our revenue for the first quarter of fiscal 2004 outside the United States with 45.0% generated in Europe and 5.7% in other foreign locations.

In comparing the average exchange rates between the first three months of fiscal 2005 and the year-ago period, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 6.1% and 11.7%, respectively. The change in exchange rates positively impacted revenue by approximately $10.2 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the Euro and the United Kingdom pound. Based on the outstanding balance of our inter-company loans at June 30, 2004, a change of 1% in the exchange rate for the Euro and United Kingdom pound would cause a change in our foreign exchange result of approximately $0.4 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European, South American and Central American subsidiaries, from local currencies to the United States dollar. Currently, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.4 million gain in the first three months of fiscal 2004. There was no foreign currency gain or loss for the first three months of fiscal 2005.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our generation and use of cash is cyclical within a quarter. We generate a significant portion of our cash toward the end of each quarter while our use of cash is more evenly spread over the quarter with a greater use of cash toward the beginning of the quarter. In the first and third quarter of every fiscal year, we must make interest payments of $12.9 million for the 10.0% subordinated notes and the 11.0% senior notes.

Cash provided by operations continues to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities was $23.7 million, compared to net cash flow provided by operating activities of $0.9 for the first three months of fiscal year 2005 and 2004, respectively. The $24.6 million decrease in fiscal 2005 operating cash flow was primarily due to restructuring cash payments of $8.3 million and interest payments made during the quarter of $13.0 million.

Net cash flow used in investing activities was $4.4 million and $14.5 million for the first three months of fiscal year 2005 and 2004, respectively. The decrease in fiscal year 2005 cash outlays from investing activities was primarily due to decreased spending for property and equipment related, in part, to the Vision 21 project and the new United States headquarters that were completed in fiscal year 2004.

Net cash flow provided by financing activities was $1.9 million compared to net cash flow used in financing activities of $10.9 million for the first three months of fiscal year 2005 and 2004, respectively. In fiscal 2005, we generated cash from financing activities due to increases in advances under our lines of credit in Europe. In fiscal year 2004, we used cash to pay down our existing debt.

The Oracle ERP implementation has allowed us to issue customer statements in the United States and more readily reconcile customer accounts. The reconciliation of our United States customer accounts has resulted in the issuance of customer refunds in the current quarter. These payments have not been nor are expected to be material.

Fiscal Year 2004 Restructuring Charge-In fiscal year 2004, we formulated plans to significantly reduce our selling, general and administrative costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. We expect severance costs to be paid over the next two years with most of the severance costs to be paid by December 31, 2004. Cash outlays for the employee severance during the first quarter of fiscal year 2005 were $5.7 million. The majority of these employee reductions were completed by March 31, 2004, but approximately $15.7 million of severance payments will be made during the balance of fiscal year 2005 and fiscal year 2006. Cash outlays for the buyouts of facility leases and the remaining term of the facility leases during the first quarter of fiscal year 2005 were $2.7 million. If these leases are not terminated, our payments will continue through their respective terms unless otherwise disposed of. The remaining liability of the 2005 restructuring charge is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities.”

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2004 Restructuring Charge:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2004
Severance	$26,910	$21,524	$(5,664)	$(184)	$15,676
Future lease obligations on facility closures	23,684	20,842	(2,679)	(80)	18,083

Total	$50,594	$42,366	$(8,343)	$(264)	$33,759

2004 Restructuring Severance Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2004
Americas	$8,768	$5,946	$(2,578)	$(10)	$3,358
Europe/Australia	17,957	15,393	(3,086)	(174)	12,133
Other	185	185	—	—	185

Total	$26,910	$21,524	$(5,664)	$(184)	$15,676

2004 Restructuring Facility Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2004
Americas	$13,552	$10,840	$(1,709)	$9	$9,140
Europe/Australia	6,126	6,354	(360)	(89)	5,905
Other	4,006	3,648	(610)	—	3,038

Total	$23,684	$20,842	$(2,679)	$(80)	$18,083

Fiscal Year 2002 Restructuring Charge-The Company’s fiscal year 2002 restructuring charge included $4.9 million related to severance for 355 employees in the U.S., Canada and Europe. Cash outlays for the reductions during the quarter ended June 30, 2004 were less than $0.1 million. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Due to a change in estimate, we reversed $0.5 million of fiscal year 2002 severance and facility charges during the first quarter of fiscal year 2004. The remaining liability of the 2002 restructuring charge is categorized within “Accrued expenses and other current liabilities.”

The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

(In thousands)	Fiscal 2002 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2004
Severance	$4,967	$132	$—	$—	$132
Future lease obligations on facility closures	6,074	215	—	—	215

Total	$11,041	$347	$—	$—	$347

The remaining balance of the 2002 Restructuring Charge is for our Europe/Australia operating segment.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at June 30, 2004.

		Amount of contractual obligations per period
(in 000’s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$—	$175,000
Long-term debt – 10.0% Notes	64,520	—	—	64,520	—
Capital lease obligations	6,165	1,926	3,266	973	—
Covenants	307	102	205	—	—
Other long-term obligations	3,491	3,138	57	65	231
Operating lease obligations	46,117	12,434	20,218	8,479	4,986
Purchase obligations	48,388	43,396	2,380	989	1,623
Pension obligations	17,673	1,359	3,625	3,626	9,063

Total contractual obligations	$361,661	$62,355	$29,751	$78,652	$190,903

The 10.0% subordinated notes due April 1, 2008 have interest payable every six months on April 1 and October 1.

The senior notes have a fixed annual interest rate of 11.0% and interest payments for the senior notes will be paid every six months on June 15 and December 15. The senior notes mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our United States subsidiaries other than certain dormant entities.

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

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The balance of these costs as of June 30, 2004 is $6.2 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt.

We incurred $1.7 million in debt issuance costs relating to the Fleet Credit Facility and are amortizing these costs over the term of the credit facility. The balance of these costs as of June 30, 2004 is $1.1 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN for €15.0 million (US $18.2 million). This facility is secured by certain of its Netherlands and Belgium subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base, which totaled approximately €14.7 million (US $17.9 million) as of June 30, 2004, and complying with certain requirements, including maintaining certain levels of tangible net worth (as defined) by the lender. At June 30, 2004, we were not in compliance with the tangible net worth requirement (as a result of the restructuring charge we recorded during fiscal year 2004). We are in active discussions with ABN regarding a waiver or modification to the tangible net worth requirement. However, ABN continues to make available letters of credit under the terms of the facility. The €15.0 million (US $18.2 million) letter of credit facility bears a commission of 1.25%.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Financing Arrangements

Senior Convertible Participating Shares—On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares through December 2004. At that time, we will be obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which would include our new credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million which were issued in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of June 30, 2004, the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 26.7% of the total voting power of our capital stock which includes an additional 62,585 participating shares in respect of payment-in-kind dividends.

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

General Electric Capital Corporation—We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. We were not required to make any penalty payments for the years ended March 31, 2003 and 2004. We have not accrued any penalty payments for the three months ended June 30, 2004.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses. However, we are subject to audits by multiple tax authorities with respect to prior years and certain of these audits, including those in the Netherlands, are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them. However we could be required to pay amounts, which could be material, during the next 12 months, as a result of tax audits and settlements.

Market Risk Management

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facilities while the senior notes and the 10% subordinated notes bear a fixed rate.

Interest Rate Risk—We are exposed to interest rate risk primarily on our Fleet credit facility and our ABN credit facility. We have fixed interest rates on our senior and subordinated notes. Our exposure to interest rate risk primarily relates to our Fleet and ABN credit facilities. We estimate that a 1% change in interest rates would not have a material impact on our results of operations for 2005.

The Fleet credit facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The applicable interest rate margin on loans for which interest is calculated by reference to the base or prime rate, or base rate loans, will range from 0% to 0.50% per annum, and the applicable interest rate margin on loans for which interest is calculated by reference to the LIBOR rate, or LIBOR rate loans, will range from 1.75% to 2.50% per annum, in each case based on average adjusted availability, or availability under the Fleet credit facility plus cash. The ABN credit facility bears interest at an annual rate equal to ABN’s Euro base rate plus 1.25%. As of June 30, 2004, we did not have a balance outstanding under either of the credit facilities discussed above. ABN’s Euro base rate as of June 30, 2004 was approximately 4.0%.

Foreign Currency Exchange Risk—Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (primarily Europe, Canada, South America, Central America and Australia) represented approximately 53% of our consolidated revenue in the first quarter of fiscal year 2005. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we currently do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At June 30, 2004, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three year period ended June 30, 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first quarter of 2005, as compared to the prior year-ago quarter, were positively impacted by a $10.2 million foreign currency movement, primarily due to the strengthening of the Euro and the United Kingdom pound against the dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first quarter of fiscal year 2005 related to the euro and the British pound versus the U.S. dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $1.5 million in the first quarter of fiscal year 2005, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, “SFAS 132”). The revised standard replaces existing pension disclosure requirements. Compliance with SFAS 132 was generally effective for fiscal periods beginning after December 15, 2003. However, since all of the required disclosures relate to our Non-U.S. plans, the implementation rules are effective for our fiscal year ending March 31, 2005 and as such, no interim period disclosures have been made in this quarterly report on Form 10-Q. We do not anticipate the adoption of SFAS 132 to have a material impact on our consolidated financial statements.

In March 2004, the Emerging Issues Task Force (the “EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128, Earnings per Share.” EITF Topic No. D-95 “Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share” stated that convertible participating securities should be included in basic earnings per share (EPS), if the effect is dilutive, using either the two-class method or the if-converted method. The EITF nullified EITF Topic No. D-95 and requires the use of the two-class method in calculating basic earnings per share by issuers with participating convertible securities. Companies are required to retroactively apply the consensus in the EITF to participating securities in the quarter beginning April 1, 2004. The Company adopted the EITF in the quarter beginning April 1, 2004. The adoption had no impact on its consolidated financial statements presented herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facilities while the senior notes and the 10% subordinated notes bear a fixed rate. Other than as described below, there have been no material changes to the information under Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

We have outstanding $175 million aggregate principal amount of senior notes that have a fixed annual interest rate of 11.0% and interest payments for the senior notes will be paid every six months on June 15 and December 15. The senior notes mature on June 15, 2010.

We also have a three year credit facility with Fleet Capital Corporation to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. The Fleet credit facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN for €15.0 million (US $18.2 million). This facility is secured by certain of its Netherlands and Belgium subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base, which totaled approximately €14.7 million (US $17.9 million) as of June 30, 2004, and complying with certain requirements, including maintaining certain levels of tangible net worth (as defined) by the lender. At June 30, 2004, we were not in compliance with the tangible net worth requirement (as a result of the restructuring charge we recorded during fiscal year 2004). However, ABN continues to make available letters of credit under the terms of the facility. The €15.0 million (US $18.2 million) letter of credit facility bears a commission of 1.25%.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (together our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Certifying Officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act.

We were advised by our independent auditors, Ernst & Young LLP, as of March 31, 2004 and KPMG Audit Plc as of March 31, 2003 of a “reportable condition” under standards established by the American Institute of Certified Public Accountants related to certain matters involving our internal control and operation. Such condition related to deficiencies in the design and operation of internal controls as they related solely to our U.S. billing and issuance of credits against accounts receivable.

During fiscal year 2004, we implemented several initiatives which were designed to remedy this condition, including:

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

Other than as discussed above, there have not been any changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services regarding certain tax issues during the three months ended June 30, 2004.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plan to achieve and maintain cost savings; (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) increased competition in our industry and the discounting of products by our competitors; (v) new competition as the result of evolving technology; (vi) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (vii) any inability to arrange financing for our customers’ purchases of equipment from us; (viii) any inability to successfully enhance, unify and effectively utilize our management information systems; (ix) any inability to record and process key data due to ineffective implementation of business processes and policies; (x) any negative impact from the loss of a key vendor or customer; (xi) any negative impact from the loss of any of our senior or key management personnel; (xii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiii) any negative impact from the international scope of our operations; (xiv) fluctuations in foreign currencies; (xv) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity; (xvi) any inability to comply with the financial or other covenants in our debt instruments; (xvii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xviii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and we have sought to remove the claim to Federal court for further proceedings. The plaintiffs have filed a motion to certify the class, which we have opposed. We have file a motion for summary judgment, which plaintiffs have opposed. We have removed the action to the United States District Court for the Middle District of Tennessee, Nashville Division for further proceedings and have also filed a Motion for Summary Judgment seeking dismissal of the claims. We will continue to vigorously defend the claims alleged by the plaintiff in this action.

We are also subject to legal proceedings and claims which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Current Report on Form 8-K dated May 19, 2004 (Item 12) regarding the press release announcing financial and operating results for the fourth quarter ended March 31, 2004.

Current Report on Form 8-K dated July 12, 2004 (Item 4) regarding the change in certifying accountant for the Danka 401(k) Profit Sharing Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: August 6, 2004	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)