Form 10-Q
period 2004-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2004-11-08
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Applicable only to corporate issues:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2004: The registrant had 251,728,644 ordinary shares outstanding, including 49,519,547 represented by American Depositary Shares (“ADS”). Each ADS represents four ordinary shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition as the result of evolving technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to record and process key data due to ineffective implementation of business processes and policies; (xi) any negative impact from the loss of a key vendor or customer; (xii) any negative impact from the loss of any of our senior or key management personnel; (xiii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiv) any negative impact from the international scope of our operations; (xv) fluctuations in foreign currencies; (xvi) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity; (xvii) any inability to comply with the financial or other covenants in our debt instruments; (xviii) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters; (xix) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xx) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

In connection with the implementation of our strategies, we have launched, and expect to continue to launch, several initiatives. However, the success of any of these initiatives may not be achieved if:

•	they are not accepted by our customers;

•	they do not result in revenue growth, generate cash flow, reduce operating costs or reduce our working capital investments; or

•	we are unable to provide the hardware, software, solutions or services necessary to successfully implement these initiatives.

Failure to implement one or more of our strategies and related initiatives could materially and adversely affect our business, financial condition or results of operations.

Profitability—Although we generated operating earnings during the three and six months ended September 30, 2004, we incurred operating losses in the past, including an operating loss for the year ended March 31, 2004 (fiscal year 2004) of $34.6 million. The operating loss for fiscal year 2004 included a $50.0 million restructuring charge and as we continue to evaluate our business and strategies, we could incur future restructuring charges which may materially and adversely affect our operations, financial position or results of operations. If we incur losses in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

Restructuring of Operations—We have implemented plans to reduce costs in order to become competitive within our industry. These cost reduction plans involve, among other things, significant headcount reductions, the exit of certain non-strategic facility locations and the consolidation of many back-office functions into more centralized locations. If we fail to successfully implement our cost restructuring plans, including the timely sublease of vacant facilities, and fail to achieve our other long-term cost reduction goals, we may not reduce costs quickly enough to become competitive within our industry. Additionally, we may lose valuable institutional knowledge, bear the risk of additional costs and expenses and incur a breakdown in our business and operational functions, including certain critical back-office operations, any of which could result in negative consequences to our customer service, our current internal control environment and operating results.

Economic Uncertainty—The profitability of our business is susceptible to uncertainties in the global economy. Overall demand for our products and services and their profit margins may decline as a direct result of an economic recession, inflation, interest rates or governmental fiscal policy. As a result, our customers may reduce or delay expenditures for our products and services.

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

Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of evolving technology, including the development of alternative means of document processing, retention, storage and printing. Our retail equipment operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers and wholesale clubs. We have suffered, and may continue to suffer, a reduction of our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices and margins that we can obtain for our products and may affect our ability to retain customers, both of which could materially and adversely affect our business, financial condition or results of operations.

Furthermore, there is a trend arising within the industry to offer on-demand pricing where the customer does not buy or lease the equipment. Rather, the customer is only charged for the number of images produced by the equipment. This trend could require us to increase our rental equipment investments in order to remain competitive.

Additionally, the competitive environment creates a risk of employee retention, especially in the sales and service areas. This risk could lead to increased turnover of employees or increased compensation expense.

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

Another industry change that has been fueled by technological changes, such as the advent of e-mail and the Internet, is the migration of copy volume from traditional stand-alone copiers to network printers. This change allows end users to print distributed documents on printers linked directly to their personal computers as opposed to receiving copies of such documents that were copied on a traditional stand-alone copier. We will need to increasingly provide comprehensive solutions to our customers, such as offering digital copiers, MFPs and printers that are directly linked to their networks, in order to remain competitive. Finally, the speed of technological changes has caused us in the past, and may cause us in the future, to accelerate the write down of our inventory, including, but not limited to showroom, rental and other equipment and related supplies and parts, including parts and supplies for our TechSource initiative, as a result of obsolescence. In order to remain competitive, we must quickly and effectively respond to changing technology. Otherwise, such developments of technologies in our industry may impair our business, financial condition, results of operations or competitive position.

Third Party Financing Arrangements—A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. We have an agreement with General Electric Capital Corporation (or “GECC”), under which GECC has agreed to provide financing to our qualified United States customers to purchase equipment from us. Although we have other financing arrangements in place, GECC finances a significant part of our United States business. GECC has current and prospective lease financing agreements with our competitors. If these agreements result in more favorable terms to our competitors than our current agreement with GECC, we may be placed at a competitive disadvantage within the industry in arranging third party financing to our customers, which could negatively affect our operating results. With respect to our customers outside the United States, we have country by country arrangements with various third party finance and leasing companies.

If we were to breach the covenants or other restrictions in our agreements with one or more of our financing sources, including GECC, such sources might refuse to provide financing to our customers. If one or more of our financing sources were to fail to provide financing to our customers, those customers might be unable to purchase equipment from us if we were unable to arrange alternative financing arrangements on similar terms or provide financing ourselves. In addition, if we were unable to arrange financing, we would lose sales, which could negatively affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financing Arrangements—General Electric Capital Corporation”.

Information Systems—Our Europe/Australia and Non-U.S. Americas operations run on numerous disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems are labor intensive and expensive. As such, we have evaluated what information system investments we should make for the countries within our Europe/Australia and Non-U.S. Americas operations. We have determined that we need to upgrade our information systems in Italy, Germany, the United Kingdom, France, Austria, the Netherlands and other countries and expect to spend between $6 million and $10 million for such upgrades. The failure to solve our management information and billing system problems in our Europe/Australia and Non-U.S. Americas operations or any disruption in our business processes when we upgrade our IT systems could materially and adversely affect our operations, internal controls, financial position or results of operations.

Disaster Recovery—Our systems in the United States are designed for security and reliability. We regularly back up our information systems and subject them to a virus scan. These efforts are intended to buttress the integrity and security of our information systems and the data stored in them, and to minimize the potential for loss in the event of a disaster, including but not limited to natural disasters or terrorist attacks. Our facilities have reserve power generating systems to prevent the loss of product and minimize downtime in the event of shortages. We are developing a comprehensive disaster recovery plan but until it is implemented, a disaster could materially and adversely affect our business, financial condition, results of operations or competitive position.

Due to the delayed investment in our information systems in Europe, we have not properly invested in world-wide disaster recovery systems. In the event that one or more of our business systems in Europe were to fail, we would be at risk of losing valuable business knowledge in the locations in Europe where the failure occurred.

Business Processes and Policies—Our past rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on, and investment in, our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and inconsistent lease classification. While we believe that some of these issues that relate to the United States have been addressed with the implementation of new manual internal control procedures and the implementation of our Oracle ERP system, which is configured with better system internal controls, there is no assurance that all of these issues will be completely corrected by such changes.

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

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 53% of our revenue outside the United States during the first six months of fiscal year 2005. We market office imaging equipment, document solutions and related services and supplies directly to customers in 24 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

•	difficulties and costs of staffing, social responsibility and managing international operations;

•	currency restrictions and exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax and tariff consequences;

•	the burden of complying with multiple and potentially conflicting laws;

•	the impact of business cycles, including potentially longer payment cycles, in any particular region;

•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;

•	greater difficulty in collecting accounts receivables in and moving cash out of certain countries;

•	the need for a significant amount of available cash to fund operations in a number of geographic and economically diverse locations; and

•	political, social and economic instability in any particular region, including Central America and South America.

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Further, should we decide to downsize or exit any of these businesses, we could incur costs relating to severance and closure of facilities, and we may also be required to recognize cumulative translation losses and minimum pension liabilities that would reduce our earnings.

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

The majority of our revenues outside the United States are denominated in either the euro or the United Kingdom pound. During the quarter ended September 30, 2004, the euro strengthened 1.5% against the United States dollar and the United Kingdom pound strengthened 1.0% against the United States dollar. This positively impacted our reported revenue and net earnings on a sequential basis.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the United Kingdom pound. Based on the outstanding balance of our intercompany loans at September 30, 2004, a change of 1% in the exchange rate for the euro and United Kingdom pound, would cause a change in our foreign exchange gain or loss of approximately $0.3 million.

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

Tax Payments—We are either currently under audit or may be audited in the key jurisdictions in which we operate. While we believe we are adequately reserved for such liabilities, should revenue agencies impose assessments or require payments in excess of those we currently expect to pay, we could be required to record additional liabilities or our liquidity could be adversely affected based upon the size and timing of such payments.

Indebtedness—At September 30, 2004, we had consolidated long-term indebtedness, including current maturities of long-term debt and notes payable, of $244.0 million which included $64.5 million in principal amount of 10% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11% senior notes due June 15, 2010, less unamortized discount of $3.6 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15.

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

Debt and Credit Facilities—The indenture governing our senior notes and the $50 million senior secured revolving credit facility with Fleet Capital Corporation (or “Fleet Credit Facility”) contains covenants that, among other things, limit our ability to: (1) incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; (2) create liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) they place restrictions on the ability of our restricted subsidiaries to pay dividends, or make other payments to us; (8) engage in certain business activities; and (9) engage in mergers or consolidations. In addition, the indenture governing the senior notes may require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

Disclosure Controls and Procedures and Internal Controls—We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also maintain internal controls that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, in order to permit the preparation of our financial statements in conformity with generally accepted accounting principles and to comply with Sections 302, 906 and 404 of the Sarbanes-Qxley Act

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more individuals, by collusion of two or more individuals, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Further, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Compliance with Sarbanes-Oxley Act of 2002—We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the design and effectiveness of our internal control over financial reporting and a report by our Independent Auditors addressing these assessments. Compliance with this legislation will continue to divert management’s attention and resources and will cause us to incur significant expense.

During the course of our testing, we have identified certain matters relating to the design and operational effectiveness of our internal controls which need to be remediated, but that may not be able to be remediated in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If this were to occur, we may be unable to assert that the internal control over financial reporting are effective, or our Independent Auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, which could adversely impact our business.

Share Price—The market price of our ordinary shares and American Depository Shares (or “ADSs”) could be subject to significant fluctuations as a result of many factors. In addition, global stock markets have from time to time experienced significant price and volume fluctuations. These fluctuations may lead to a drop in the market price of our ordinary shares and ADSs. Factors which may add to the volatility of the price of our ordinary shares and ADSs include many of the factors set out above, and may also include changes in liquidity in the market for our ordinary shares and ADSs, sales of our ordinary shares and ADSs, investor sentiment towards the business sector in which we operate and conditions in the capital markets generally. Many of these factors are beyond our control. These factors may change the market price of our ordinary shares and ADSs, regardless of our operating performance.

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

As of the date of filing of this quarterly report, we have insufficient accumulated, realized profits to pay dividends on our ordinary shares. In addition, our Fleet Credit Facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent, and the indenture governing the senior notes restricts our ability to pay such dividends. Also, we may only pay dividends on our ordinary shares if we have paid all dividends due on our 6.50% senior convertible participating shares.

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically from our website: http://www.danka.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our recent press releases are also available to be viewed or downloaded electronically at http://www.danka.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Danka Business Systems PLC

Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2004 and 2003

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenue:
Retail equipment and related sales	$114,522	$115,223	$214,278	$228,001
Retail service	146,275	155,300	303,711	321,223
Retail supplies and rentals	27,093	30,325	56,325	62,164
Wholesale	20,764	22,115	44,665	45,359

Total revenue	308,654	322,963	618,979	656,747

Costs of sales:
Retail equipment sales costs	75,986	73,679	139,889	151,887
Retail service costs	87,031	91,948	177,421	188,403
Retail supplies and rental costs	16,528	18,998	33,988	37,008
Wholesale costs	17,165	18,107	36,429	36,700

Total cost of sales	196,710	202,732	387,727	413,998

Gross profit	111,944	120,231	231,252	242,749
Operating expenses:
Selling, general and administrative expenses	107,601	119,127	218,930	237,602
Restructuring charges (credits)	(2,069)	—	(2,069)	(594)
Other expense (income)	460	152	529	(210)

Total operating expenses	105,992	119,279	217,390	236,798

Operating earnings	5,952	952	13,862	5,951
Interest expense	(7,597)	(8,069)	(15,109)	(17,822)
Interest income	405	317	608	549
Write-off of debt issuance costs	—	(20,562)	—	(20,562)

Earnings (loss) before income taxes	(1,240)	(27,362)	(639)	(31,884)
Provision (benefit) for income taxes	600	(10,103)	780	(13,829)

Net earnings (loss)	$(1,840)	$(17,259)	$(1,419)	$(18,055)

Calculation of earnings (loss) per ADS
Earnings (loss)	$(1,840)	$(17,259)	$(1,419)	$(18,055)
Dividends and accretion on participating shares	(5,037)	(4,740)	(9,997)	(9,405)

Income (loss) available to common shareholders	$(6,877)	$(21,999)	$(11,416)	$(27,460)

Basic earnings (loss) available to common shareholders per ADS:
Net earnings (loss) per ADS	$(0.11)	$(0.35)	$(0.18)	$(0.44)

Weighted average ADSs	62,858	62,586	62,807	62,445
Diluted earnings (loss) available to common shareholders per ADS:
Net earnings (loss) per ADS	$(0.11)	$(0.35)	$(0.18)	$(0.44)

Weighted average ADSs	62,858	62,586	62,807	62,445

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Balance Sheets as of September 30, 2004 and March 31, 2004

(In Thousands)

	September 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,622	$112,790
Accounts receivable, net	243,879	246,996
Inventories	105,297	93,295
Prepaid expenses, deferred income taxes and other current assets	19,916	16,862

Total current assets	475,714	469,943
Equipment on operating leases, net	24,007	29,478
Property and equipment, net	58,475	65,888
Goodwill, net	283,365	282,430
Other intangible assets, net	1,021	2,340
Deferred income taxes	7,688	7,688
Other assets	24,653	25,801

Total assets	$874,923	$883,568

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$3,859	$3,212
Accounts payable	156,272	135,460
Accrued expenses and other current liabilities	106,602	128,963
Taxes payable	42,891	47,200
Deferred revenue	42,778	45,090

Total current liabilities:	352,402	359,925
Long-term debt and notes payable, less current maturities	240,162	240,761
Deferred income taxes and other long-term liabilities	66,650	68,029

Total liabilities	659,214	668,715

6.5% senior convertible participating shares	289,604	279,608

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,207	5,194
Additional paid-in capital	328,471	328,070
Accumulated deficit	(354,002)	(342,586)
Accumulated other comprehensive loss	(53,571)	(55,433)

Total shareholders’ equity (deficit)	(73,895)	(64,755)

Total liabilities and shareholders’ equity (deficit)	$874,923	$883,568

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2004 and 2003

(In Thousands)

(Unaudited)

	For the Six Months Ended
	September 30, 2004	September 30, 2003
Operating activities:
Net earnings (loss)	$(1,419)	$(18,055)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,593	24,696
Deferred income taxes	(46)	(12,346)
Amortization of debt issuance costs	1,230	4,485
Write-off of debt issuance costs	—	20,562
(Gain) loss on sale of property and equipment and equipment on operating leases	(654)	2,249
Proceeds from sale of equipment on operating leases	2,921	1,756
Restructuring charges (credits)	(2,069)	(594)
Changes in net assets and liabilities:
Accounts receivable, net	3,117	21,419
Inventories	(12,002)	4,852
Prepaid expenses and other current assets	(2,954)	982
Other non-current assets	3,645	3,126
Accounts payable	20,812	(14,727)
Accrued expenses and other current liabilities	(24,602)	2,377
Deferred revenue	(2,312)	1,702
Other long-term liabilities	(1,333)	1,468

Net cash provided by operating activities	3,927	43,952

Investing activities:
Capital expenditures	(10,359)	(31,087)
Proceeds from the sale of property and equipment	174	702

Net cash used in investing activities	(10,185)	(30,385)

Financing activities:
Net borrowings (payments) under line of credit agreements	561	(112,941)
Net payments under capital lease arrangements	(731)	(1,115)
Principal payments of debt	—	(44,853)
Proceeds from debt	—	170,905
Payment of debt issue costs	(100)	(10,767)
Proceeds from stock options exercised	414	—

Net cash provided by financing activities	144	1,229

Effect of exchange rates	(54)	2,011

Net increase (decrease) in cash and cash equivalents	(6,168)	16,807
Cash and cash equivalents, beginning of period	112,790	81,493

Cash and cash equivalents, end of period	$106,622	$98,300

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Six Months Ended September 30, 2004 and 2003

(In Thousands)

(Unaudited)

	Number of Ordinary Shares (4 Ordinary Shares Equal 1 ADS)	Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2004	250,812	$5,194	$328,070	$(342,586)	$(55,433)	$(64,755)

Net earnings (loss)	—	—	—	(1,419)	—	(1,419)
Currency translation adjustment	—	—	—	—	1,862	1,862

Comprehensive income						443
Dividends and accretion on participating shares	—	—	—	(9,997)	—	(9,997)
Shares issued under employee stock plans	679	13	401	—	—	414

Balances at September 30, 2004	251,491	$5,207	$328,471	$(354,002)	$(53,571)	$(73,895)

Balances at March 31, 2003	249,532	$5,167	$327,173	$(189,995)	$(76,636)	$65,709

Net earnings (loss)	—	—	—	(18,055)	—	(18,055)
Currency translation adjustment	—	—	—	—	12,832	12,832

Comprehensive loss						(5,223)
Dividends and accretion on participating shares	—	—	—	(9,405)	—	(9,405)
Shares issued under employee stock plans	463	9	413	—	—	422

Balances at September 30, 2003	249,995	$5,176	$327,586	$(217,455)	$(63,804)	$51,503

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of September 30, 2004 and 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2004.

The Company’s operations have historically experienced lower revenue during the second quarter of its fiscal year, which is the three month period ended September 30. This is primarily due to increased vacation time by European and Canadian residents during July and August and lower levels of retail service revenue from U.S. governmental agencies. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during the second quarter. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

The financial statements contained herein for the three and six months ended September 30, 2004 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2004 will be delivered to the Registrar of Companies for England and Wales following our 2004 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Interim Period Stock Compensation Disclosures

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) the Company accounts for its stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise prices of all options granted under these plans were equal to the market price of the underlying American Depository Shares (“ADS”) on the grant date, no stock-based employee compensation cost was recognized in net earnings. In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity (deficit).

The following table illustrates the effect on basic and diluted net earnings (loss) available and earnings (loss) available per ADS shareholder if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including ADS shares issued under the stock option plans. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$(1,840)	$(17,259)	$(1,419)	$(18,055)
Less: total stock-based employee compensation expense determined under the fair value for all awards, net of tax	(1,073)	(1,465)	(2,031)	(2,042)

Pro forma net earnings (loss)	(2,913)	(18,724)	(3,450)	(20,097)
Participating share dividend	(5,037)	(4,740)	(9,997)	(9,405)

Income (loss) available to common shareholders	$(7,950)	$(23,464)	$(13,447)	$(29,502)

Basic earnings (loss) available to common shareholders per ADS
As reported	$(0.11)	$(0.35)	$(0.18)	$(0.44)
Pro forma	(0.13)	(0.37)	(0.21)	(0.47)
Weighted average ADSs	62,858	62,586	62,807	62,445
Diluted earnings (loss) available to common shareholders per ADS
As reported	$(0.11)	$(0.35)	$(0.18)	$(0.44)
Pro forma	(0.13)	(0.37)	(0.21)	(0.47)
Weighted average ADS	62,858	62,586	62,807	62,445

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

Note 3. Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis. The revised standard replaces existing pension disclosure requirements. Compliance with SFAS 132 was generally effective for fiscal periods beginning after December 15, 2003. However, since all of the required disclosures relate to the Company’s international plans, the implementation rules are effective for the Company’s year ending March 31, 2005 and as such, no interim period disclosures have been made in this quarterly report on Form 10-Q. The Company does not anticipate the adoption of SFAS 132 to have a material impact on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the use of the two-class method in calculating basic earnings per share by issuers with participating convertible securities. Companies were required to retroactively apply EITF 03-6 to participating securities in the quarter beginning April 1, 2004. The Company adopted EITF 03-6 in the quarter beginning April 1, 2004. The adoption had no impact on its consolidated financial statements or earnings available per share presented herein.

Note 4. Restructuring Charges (Credits)

Fiscal Year 2005 Charge: In the second quarter of fiscal year 2005, the Company formulated plans to continue to reduce its selling, general and administrative costs by reducing headcount in Europe/Australia. As part of these plans, the Company recorded a $0.4 million restructuring charge in the second quarter of fiscal year 2005. The Company expects severance costs to be paid over the next two years with most of the severance costs to be paid by December 31, 2004. Cash outlays for the employee severance during the quarter ended September 30, 2004 were $0.2 million. The remaining liability of the 2005 restructuring charge, totaling $0.2 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 restructuring charge:

2005 Restructuring Charge:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Severance	$409	$(235)	—	$174
Future lease obligations on facility closures	—	—	—	—

Total	$409	$(235)	$—	$174

Fiscal Year 2004 Charge: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating its back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, the Company recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. The Company expects most of the severance costs to be paid by December 31, 2004. Cash outlays for the employee severance during the six months ended September 30, 2004 were $8.8 million. Cash outlays for the remaining terms of the facility leases during the six months ending September 30, 2004 were $4.7 million. If these leases are not terminated, the Company’s payments will continue through their respective terms unless otherwise disposed of. The Company reversed $2.5 million of fiscal year 2004 severance and facility charges during the second quarter of fiscal year 2005 as a result of employee attrition in its Americas and Europe/Australia segments, a change in restructuring plans in the Europe/Australia segment partially offset by a higher estimate of facility charges in the Americas. The remaining non-cash changes of $0.3 million relate to foreign currency movements. The remaining liability of the 2004 restructuring charge is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities.”

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Severance	$26,910	$21,524	$(8,810)	$(3,559)	$9,155
Future lease obligations on facility closures	23,684	20,842	(4,674)	734	16,902

Total	$50,594	$42,366	$(13,484)	$(2,825)	$26,057

2004 Restructuring Severance Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Americas	$8,768	$5,946	$(3,741)	$(917)	$1,288
Europe/Australia	17,957	15,393	(5,029)	(2,505)	7,859
Other	185	185	(40)	(137)	8

Total	$26,910	$21,524	$(8,810)	$(3,559)	$9,155

2004 Restructuring Facility Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Americas	$13,552	$10,840	$(3,282)	$837	$8,395
Europe/Australia	6,126	6,354	(562)	(103)	5,689
Other	4,006	3,648	(830)	—	2,818

Total	$23,684	$20,842	$(4,674)	$734	$16,902

Fiscal Year 2002 Charge: The Company’s fiscal year 2002 restructuring charge included $4.9 million related to severance for 355 employees in the U.S., Canada and Europe. Cash outlays for the reductions during the six months ended September 30, 2004 were $0.2 million. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Due to a change in estimate, the Company reversed $0.5 million of fiscal year 2002 severance and facility charges during the first quarter of fiscal year 2004. The remaining liability of the 2002 restructuring charge is categorized within “Accrued expenses and other current liabilities.”

The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

(In thousands)	Fiscal 2002 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Severance	$4,967	$132	$(4)	$11	$139
Future lease obligations on facility closures	6,074	215	(196)	—	19

Total	$11,041	$347	$(200)	$11	$158

The remaining balance of the 2002 Restructuring Charge is for the Company’s Europe/Australia operating segment.

Note 5. Income Taxes

The Company recorded an income tax provision of $0.8 million in the first six months of fiscal year 2005 compared to a benefit of $13.8 million in the prior year period. The tax expense for the current period is attributable to European jurisdictions and an inability to recognize a tax benefit on the losses incurred in most jurisdictions. In the prior year period, the Company realized an operating loss, which generated income tax benefits, as well as reversal of $3.2 million of foreign tax accruals.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences which give rise to the deferred tax asset become deductible. The Company’s past financial performance is a significant factor which contributes to its inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment, management concluded that it is not “more likely than not” that the Company will realize the benefits of certain deferred tax assets at September 30, 2004. The Company has a valuation allowance against deferred tax assets in most jurisdictions at September 30, 2004.

Note 6. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2004 and 2003 because they are anti-dilutive as the Company incurred losses attributable to common shareholders. Stock options representing the ADSs shown in the table below are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2004 and 2003 because they are anti-dilutive as the Company is in a loss position. These are presented using the treasury stock method. The total number of outstanding shares (all of which are anti-dilutive) was 7,814 and 9,997 at September 30, 2004 and 2003, respectively.

Potential ADSs issuance from:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
6.5% senior convertible participating shares	23,480	22,014	23,294	21,839
Stock options	1,882	1,644	1,926	1,844

Note 7. Segment Reporting

Historically, the Company had been organized into three reporting segments: United States, Europe and International segments. The International segment included the Company’s operations in Canada, Central America, South America and Australia. As of April 1, 2004, the Company changed its operating organization into two reporting segments, the Americas and Europe/Australia. The geographical areas covered by the Americas segment include the United States, Canada, Central America and South America while the Europe/Australia segment includes operations in Europe and Australia. Consequently, the Company’s primary areas of management and decision-making are now the Americas and Europe/Australia. Danka’s Americas and Europe/Australia segments provide office imaging equipment, document solutions and related services and supplies on a direct basis to retail customers. The Company’s Europe/Australia segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. The Company’s management relies on an internal management reporting process that provides segment revenue and operating earnings. Management believes that this is an appropriate measure of evaluating the operating performance of our segments. The following tables present information about the Company’s segments. Fiscal year 2004 numbers have been restated to reflect the Company’s new operating organization.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues
Americas	$164,310	$175,974	$326,202	$359,469
Europe/Australia	144,344	146,955	292,777	297,244
Other (1)	—	34	—	34

Total Revenues	$308,654	$322,963	$618,979	$656,747

Gross Profit
Americas	$63,869	$72,137	$133,684	$145,431
Europe/Australia	48,075	48,073	97,568	97,297
Other (1)	—	21	—	21

Total Gross Profit	$111,944	$120,231	$231,252	$242,749

Operating Earnings (loss)
Americas	$7,746	$2,505	$17,478	$4,949
Europe/Australia	6,252	5,087	11,331	11,507
Other (1)	(8,046)	(6,640)	(14,947)	(10,505)

Total Operating Earnings (loss)	$5,952	$952	$13,862	$5,951

Capital Expenditures
Americas	$1,332	$8,666	$3,594	$20,452
Europe/Australia	2,549	2,471	6,080	5,323
Other (2)	21	5,140	685	5,312

Total Capital Expenditures	$3,902	$16,277	$10,359	$31,087

Depreciation and Amortization
Americas	$6,600	$9,651	$13,438	$18,360
Europe/Australia	2,578	2,726	5,143	5,646
Other (1)	508	282	1,012	690

Total Depreciation and Amortization	$9,686	$12,659	$19,593	$24,696

	September 30, 2004	March 31, 2004
Assets
Americas	$308,208	$312,224
Europe/Australia	497,561	471,535
Other (2)	69,154	99,809

Total Assets	$874,923	$883,568

Long-lived Assets
Americas	$123,185	$137,139
Europe/Australia	259,510	260,000
Other (2)	16,514	16,486

Total Long-lived Assets	$399,209	$413,625

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Other includes corporate assets and deferred tax assets.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

Note 8. Debt

Debt consisted of the following at September 30, 2004 and March 31, 2004:

	September 30, 2004	March 31, 2004
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	5,679	6,411
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	2,398	1,834

Total long-term debt and notes payable	247,597	247,765
Less unamortized discount on senior notes	(3,576)	(3,792)

Total long-term debt and notes payable less unamortized discount	244,021	243,973
Less current maturities of long-term debt and notes payable	(3,859)	(3,212)

Long-term debt and notes payable, less current maturities	$240,162	$240,761

The 10.0% subordinated notes due April 1, 2008 have interest payments every six months on April 1 and October 1.

The 11.0% senior notes due June 15, 2010 have a fixed annual interest rate of 11.0% and have interest payments that will be paid every six months on June 15 and December 15. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the Company’s primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities.

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

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The balance of these costs as of September 30, 2004 was $5.9 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of September 30, 2004 was $3.6 million.

The Company had a three year credit facility, which was scheduled to end on June 30, 2006, with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolver, which included a $30.0 million sub-limit for standby and documentary letters of credit. In addition, under the terms of the Fleet Credit Facility, extensions of credit to the borrowers were further limited to the lesser of the commitment and the borrowing base, in each case subject to a minimum availability reserve equal to $20.0 million. Accordingly, unless the lenders otherwise agreed, at no time could credit available under the Fleet Credit Facility exceed $30.0 million. As of September 30, 2004, the borrowing base for the credit facility was $12.8 million and the Company had no borrowings under the Fleet Credit Facility.

On October 21, 2004, the Fleet Credit Facility was amended to extend the term of the facility until January 4, 2008 and to effectively remove the minimum availability reserve and to change the borrowing base. Under the terms of the amended agreement, the borrowing base for the credit facility would have been $44.5 million at September 30, 2004. In addition, the amended agreement requires the Company to keep $5.0 million of cash in an operating account.

The Company originally incurred $1.7 million in debt issuance costs relating to the Fleet Credit Facility and is amortizing these costs over the remaining term of the credit facility. The balance of these costs as of September 30, 2004 was $1.0 million. Subsequent to September 30, 2004, the Company incurred $0.1 million of costs to amend the facility.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN for Euro 15.0 million (U.S. $18.2 million). This facility is secured by certain of its Netherlands and Belgium subsidiaries’ assets. The availability of this credit facility was subject to a borrowing base, and complying with certain requirements, including maintaining certain levels of tangible net worth requirements (as defined) by the lender. At September 30, 2004, the Company was not in compliance with the tangible net worth requirement (as a result of the restructuring charge we recorded during fiscal year 2004). On November 2, 2004, the agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $15.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The amendment also change the borrowing base, which totaled approximately Euro 8.7 million (U.S. $11.1 million) as of November 2, 2004, and the tangible net worth requirement. Based on calculations as of September 30, 2004, the Company was in compliance with the terms of the amended agreement. In addition, the amendment requires the Company to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.4 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of November 1, 2004, was 2.75%.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

Note 9. Contingencies

In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which the Company has opposed. The Company has filed a motion for summary judgment, which plaintiffs have opposed. The Company will continue to vigorously defend the claims alleged by the plaintiff in this action.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

Note 10. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). The Subsidiary Guarantors generated 61.9% and 61.7% of the Company’s total revenue during the three and six months ended September 30, 2004, respectively. Certain prior year amounts have been reclassified to conform to the current year classification.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Three Months Ended September 30, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$76,327	$38,195	$—	$114,522
Retail service	—	94,479	51,796	—	146,275
Retail supplies and rentals	—	20,336	6,757	—	27,093
Wholesale	—	—	20,764	—	20,764

Total revenue	—	191,142	117,512	—	308,654

Costs of sales:
Retail equipment sales costs	—	50,443	25,543	—	75,986
Retail service costs	—	56,223	30,808	—	87,031
Retail supplies and rental costs	—	12,402	4,126	—	16,528
Wholesale costs	—	—	17,165	—	17,165

Total cost of sales	—	119,068	77,642	—	196,710

Gross profit	—	72,074	39,870	—	111,944
Operating expenses:
Selling, general and administrative expenses	1,235	72,400	33,966	—	107,601
Restructuring charges (credits)	—	1,129	(3,198)	—	(2,069)
Equity (income) loss	(7,030)	(1,645)	10,886	(2,211)	—
Other (income) expense	2,023	(5,755)	19,352	(15,160)	460

Total operating expenses	(3,772)	66,129	61,006	(17,371)	105,992

Operating earnings (loss)	3,772	5,945	(21,136)	17,371	5,952
Interest expense	(6,738)	(777)	(3,392)	3,310	(7,597)
Interest income	1,148	204	2,306	(3,253)	405
Write-off of debt issuance costs	—	—	—	—	—

Earnings (loss) before income taxes	(1,818)	5,372	(22,222)	17,428	(1,240)
Provision (benefit) for income taxes	22	55	523	—	600

Net earnings (loss)	$(1,840)	$5,317	$(22,745)	$17,428	$(1,840)

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Three Months Ended September 30, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$81,911	$33,312	$—	$115,223
Retail service	—	104,939	50,361	—	155,300
Retail supplies and rentals	—	23,059	7,266	—	30,325
Wholesale	—	—	22,115	—	22,115

Total revenue	—	209,909	113,054	—	322,963

Costs of sales:
Retail equipment sales costs	—	52,581	21,098	—	73,679
Retail service costs	—	60,314	31,634	—	91,948
Retail supplies and rental costs	—	14,236	4,762	—	18,998
Wholesale costs	—	—	18,107	—	18,107

Total cost of sales	—	127,131	75,601	—	202,732

Gross profit	—	82,778	37,453	—	120,231
Operating expenses:
Selling, general and administrative expenses	1,065	84,601	33,461	—	119,127
Restructuring charges (credits)	—	—	—	—	—
Equity (income) loss	9,346	(3,135)	31,001	(37,212)	—
Other (income) expense	1,554	(2,266)	864	—	152

Total operating expenses	11,965	79,200	65,326	(37,212)	119,279

Operating earnings (loss)	(11,965)	3,578	(27,873)	37,212	952
Interest expense	(6,769)	(728)	(15,548)	14,976	(8,069)
Interest income	15,553	(414)	154	(14,976)	317
Write-off of debt issuance costs	(20,562)	—	—	—	(20,562)

Earnings (loss) before income taxes	(23,743)	2,436	(43,267)	37,212	(27,362)
Provision (benefit) for income taxes	(6,484)	(6,860)	3,241	—	(10,103)

Net earnings (loss)	$(17,259)	$9,296	$(46,508)	$37,212	$(17,259)

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Six Months Ended September 30, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$142,382	$71,896	$—	$214,278
Retail service	—	197,516	106,195	—	303,711
Retail supplies and rentals	—	41,840	14,485	—	56,325
Wholesale	—	—	44,665	—	44,665

Total revenue	—	381,738	237,241	—	618,979

Costs of sales:
Retail equipment sales costs	—	91,700	48,189	—	139,889
Retail service costs	—	113,632	63,789	—	177,421
Retail supplies and rental costs	—	25,533	8,455	—	33,988
Wholesale costs	—	—	36,429	—	36,429

Total cost of sales	—	230,865	156,862	—	387,727

Gross profit	—	150,873	80,379	—	231,252
Operating expenses:
Selling, general and administrative expenses	2,638	147,327	68,965	—	218,930
Restructuring charges (credits)	—	1,129	(3,198)	—	(2,069)
Equity (income) loss	(9,568)	(9,630)	26,991	(7,793)	—
Other (income) expense	(2,494)	(12,101)	29,093	(13,969)	529

Total operating expenses	(9,424)	126,725	121,851	(21,762)	217,390

Operating earnings (loss)	9,424	24,148	(41,472)	21,762	13,862
Interest expense	(13,461)	(1,456)	(5,838)	5,646	(15,109)
Interest income	2,640	354	3,203	(5,589)	608
Write-off of debt issuance costs	—	—	—	—	—

Earnings (loss) before income taxes	(1,397)	23,046	(44,107)	21,819	(639)
Provision (benefit) for income taxes	22	235	523	—	780

Net earnings (loss)	$(1,419)	$22,811	$(44,630)	$21,819	$(1,419)

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Six Months Ended September 30, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$160,253	$67,748	$—	$228,001
Retail service	—	215,217	106,006	—	321,223
Retail supplies and rentals	—	46,942	15,222	—	62,164
Wholesale	—	—	45,359	—	45,359

Total revenue	—	422,412	234,335	—	656,747

Costs of sales:
Retail equipment sales costs	—	107,905	43,982	—	151,887
Retail service costs	—	121,978	66,425	—	188,403
Retail supplies and rental costs	—	27,827	9,181	—	37,008
Wholesale costs	—	—	36,700	—	36,700

Total cost of sales	—	257,710	156,288	—	413,998

Gross profit	—	164,702	78,047	—	242,749
Operating expenses:
Selling, general and administrative expenses	2,066	167,573	67,963	—	237,602
Restructuring charges (credits)	—	—	(594)	—	(594)
Equity (income) loss	18,733	(1,967)	20,558	(37,324)	—
Other (income) expense	(10,677)	(2,114)	12,581	—	(210)

Total operating expenses	10,122	163,492	100,508	(37,324)	236,798

Operating earnings (loss)	10,122	1,210	(22,461)	37,324	5,951
Interest expense	(15,706)	(1,150)	(31,582)	30,616	(17,822)
Interest income	30,616	315	234	(30,616)	549
Write-off of debt issuance costs	(20,562)	—	—	—	(20,562)

Earnings (loss) before income taxes	(15,774)	375	(53,809)	37,324	(31,884)
Provision (benefit) for income taxes	2,281	(10,308)	(5,802)	—	(13,829)

Net earnings (loss)	$(18,055)	$10,683	$(48,007)	$37,324	$(18,055)

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Balance Sheet Information September 30, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Non- Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$27,464	$27,512	$51,646	$—	$106,622
Accounts receivable, net	—	137,113	106,766	—	243,879
Inventories	—	52,434	52,863	—	105,297
Due (to)/from affiliate	(535,382)	476,656	54,681	4,045	—
Prepaid expenses, deferred income taxes and other current assets	971	8,635	10,310	—	19,916

Total current assets	(506,947)	702,350	276,266	4,045	475,714

Equipment on operating leases, net	—	14,098	9,909	—	24,007
Property and equipment, net	26	51,446	7,003	—	58,475
Goodwill, net	—	143,433	139,932	—	283,365
Other intangible assets, net	—	849	172	—	1,021
Investment in subsidiaries	964,218	131,240	922,616	(2,018,074)	—
Deferred income taxes	—	7,688	—	—	7,688
Other assets	4,904	14,564	5,185	—	24,653

Total assets	$462,201	$1,065,668	$1,361,083	$(2,014,029)	$874,923

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,420	$2,439	$—	$3,859
Accounts payable	204	88,779	67,289	—	156,272
Accrued expenses and other current liabilities	10,302	67,096	29,204	—	106,602
Taxes payable	41	53,830	(10,980)	—	42,891
Deferred revenue	—	24,260	18,518	—	42,778

Total current liabilities:	10,547	235,385	106,470	—	352,402

Long-term debt and notes payables, less current maturities	235,945	3,315	902	—	240,162
Deferred income taxes and other long-term liabilities	—	52,154	14,496	—	66,650

Total liabilities	246,492	290,854	121,868	—	659,214

6.5% convertible participating shares	289,604	—	—	—	289,604

Shareholders’ equity (deficit)
Ordinary shares	5,207	1,188,957	237,011	(1,425,968)	5,207
Additional paid-in capital	328,471	26,729	442,079	(468,808)	328,471
Retained earnings (accumulated deficit)	(354,002)	(459,175)	849,718	(390,543)	(354,002)
Accumulated other comprehensive (loss) income	(53,571)	18,303	(289,593)	271,290	(53,571)

Total shareholders’ equity (deficit)	(73,895)	774,814	1,239,215	(2,014,029)	(73,895)

Total liabilities & shareholders’ equity (deficit)	$462,201	$1,065,668	$1,361,083	$(2,014,029)	$874,923

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Supplemental Consolidating Balance Sheet Information March 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Non - Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$68,389	$22,092	$22,309	$—	$112,790
Accounts receivable, net	—	131,432	115,564	—	246,996
Inventories	—	48,239	45,056	—	93,295
Due (to)/from affiliate	(607,012)	483,128	119,839	4,045	—
Prepaid expenses, deferred income taxes and other current assets	932	6,580	9,350	—	16,862

Total current assets	(537,691)	691,471	312,118	4,045	469,943

Equipment on operating leases, net	—	18,130	11,348	—	29,478
Property and equipment, net	27	58,736	7,125	—	65,888
Goodwill, net	—	144,144	138,286	—	282,430
Other intangible assets, net	—	2,168	172	—	2,340
Investment in subsidiaries	993,301	114,351	854,497	(1,962,149)	—
Deferred income taxes	—	7,688	—	—	7,688
Other assets	5,428	14,673	5,700	—	25,801

Total assets	$461,065	$1,051,361	$1,329,246	$(1,958,104)	$883,568

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,315	$1,897	$—	$3,212
Accounts payable	95	83,219	52,146	—	135,460
Accrued expenses and other current liabilities	10,559	73,368	45,036	—	128,963
Taxes payable	(169)	59,753	(12,384)	—	47,200
Deferred revenue	—	24,941	20,149	—	45,090

Total current liabilities:	10,485	242,596	106,844	—	359,925

Long-term debt and notes payables, less current maturities	235,727	3,814	1,220	—	240,761
Deferred income taxes and other long-term liabilities	—	52,801	15,228	—	68,029

Total liabilities	246,212	299,211	123,292	—	668,715

6.5% convertible participating shares	279,608	—	—	—	279,608

Shareholders’ equity (deficit)
Ordinary shares	5,194	1,188,947	237,022	(1,425,969)	5,194
Additional paid-in capital	328,070	26,743	442,065	(468,808)	328,070
Retained earnings (accumulated deficit)	(342,586)	(491,934)	822,105	(330,171)	(342,586)
Accumulated other comprehensive (loss)	(55,433)	28,394	(295,238)	266,844	(55,433)

Total shareholders’ equity (deficit)	(64,755)	752,150	1,205,954	(1,958,104)	(64,755)

Total liabilities & shareholders’ equity	$461,065	$1,051,361	$1,329,246	$(1,958,104)	$883,568

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(41,239)	$8,441	$36,725	$—	$3,927
Investing activities
Capital expenditures	—	(3,176)	(7,183)	—	(10,359)
Proceeds from the sale of property and equipment	—	88	86	—	174

Net cash used in investing activities	—	(3,088)	(7,097)	—	(10,185)

Financing activities
Net (payment) borrowing of debt	414	119	(289)	—	244
Payment of debt issue costs	(100)	—	—	—	(100)

Net cash provided by (used in) financing activities	314	119	(289)	—	144

Effect of exchange rates	—	(52)	(2)	—	(54)

Net increase (decrease) in cash and cash equivalents	(40,925)	5,420	29,337	—	(6,168)
Cash and cash equivalents, beginning of period	68,389	22,092	22,309	—	112,790

Cash and cash equivalents, end of period	$27,464	$27,512	$51,646	$—	$106,622

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Supplemental Condensed Consolidating Statement of Cash Flows For the Six Months Ended September 30, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Net cash provided by operating activities	$4,184	$33,476	$6,292	$—	$43,952
Investing activities
Capital expenditures	—	(22,667)	(8,420)	—	(31,087)
Proceeds from the sale of property and equipment	—	253	449	—	702

Net cash used in investing activities	—	(22,414)	(7,971)	—	(30,385)

Financing activities
Net (payment) borrowing of debt	14,246	2,049	(4,299)	—	11,996
Payment of debt issue costs	(10,767)	—	—	—	(10,767)

Net cash provided by (used in) financing activities	3,479	2,049	(4,299)	—	1,229

Effect of exchange rates	—	588	1,423	—	2,011

Net increase (decrease) in cash and cash equivalents	7,663	13,699	(4,555)	—	16,807
Cash and cash equivalents, beginning of period	42,709	13,898	24,886	—	81,493

Cash and cash equivalents, end of period	$50,372	$27,597	$20,331	$—	$98,300

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:

•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of the Company’s Australian Subsidiaries;

•	Danka Business Finance Ltd., Danka Canada Inc. and Kalmara Inc., representing all of our Canadian subsidiaries;

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka UK Plc, the Company’s primary UK operating subsidiary, and Danka Services International Ltd., a UK subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of the Company’s United States Subsidiaries other than certain dormant entities.

(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Item 2.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Danka’s mission is to deliver value to clients worldwide by using our expert technical and professional services to implement effective document information solutions and services. We enable choice, convenience and continuity. Our vision is to empower our customers to benefit fully from the convergence of image and document technologies in a connected environment. This approach will strengthen our client relationships and expand Danka’s strategic value.

Our strategy to accomplish our mission is to:

•	enhance customer relationships;

•	grow revenues by providing value-added and cost-driven solutions and services;

•	re-engineer processes and systems;

•	maximize free cash flow generation and reduce net debt; and

•	develop an efficient and productive organization.

Based on revenue, we are one of the largest independent providers of office imaging equipment, document solutions and related services and supplies in the United States and Europe. We offer a wide range of state of the art office imaging products, peripherals and solutions that primarily include digital and color copiers, digital and color multi-function peripherals (“MFPs”), facsimile machines and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales and have increased our contract services to include multi-vendor equipment and comprehensive solutions to companies’ printing needs.

We currently operate in 24 countries. Our reportable segments are the Americas and Europe/Australia, both of which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of the operations in those countries in light of uncertain conditions. Should we decide to downsize or exit any of these operations, we could incur costs in respect of severance and closure of facilities and we may also be required to recognize cumulative translation losses and minimum pension liabilities that would reduce our earnings, all or any of which may have a material impact on our operating results.

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts—We provide an allowance on our accounts receivable for estimated losses. Our estimates are based upon the aging of our accounts receivable and expected credits to our customers due to billing disputes and inaccuracies and bad debt. If the financial condition of any of our customers were to deteriorate and result in the impairment of their ability to make payments to us or if actual credits exceed estimated credits, an additional allowance may be required. Subsequent to the implementation of our Vision 21/Oracle ERP system, we formulated a plan to validate the credits in our United States customer accounts from the legacy systems in the fourth quarter of fiscal year 2004. As part of this plan, most active customers received statements by the end of the first quarter of fiscal year 2005.

The following table summarizes our net accounts receivable:

	September 30, 2004	March 31, 2004
Accounts receivable, gross	$291,019	$294,249
Allowance for doubtful accounts	(47,140)	(47,253)

Accounts receivable, net	$243,879	$246,996

Allowance for doubtful accounts as a % of gross accounts receivable	16.2%	16.1%

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at September 30, 2004. We have a valuation allowance against net deferred tax assets in most jurisdictions at September 30, 2004.

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

We had goodwill of $283.4 million as of September 30, 2004. If it is determined under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) that our goodwill is impaired, we will be required to write-down the value of such goodwill in amounts that could have a material impact on our operations.

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

Restructuring Charges—We recognized restructuring charges by consolidating back office functions, exiting non-strategic real estate facilities and reducing headcount. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 4—”Restructuring and Other Special Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Financial Condition

(in thousands)	September 30, 2004		March 31, 2004
Total assets	$874,923		$883,568
Total liabilities	$659,214		$668,715
Working capital	$123,312		$110,018
Liabilities to liabilities and capital	75%		76%
Inventory turnover ratio	4	x	5	x

Total assets as of September 30, 2004 declined $8.6 million, or 1.0%, from March 31, 2004. This decline was primarily from decreases in property and equipment of $7.4 million due to the continuing depreciation of the assets and the decrease in capital spending during the year.

Total liabilities decreased $9.5 million, or 1.4%. Current liabilities decreased by $7.5 million primarily due the payout of severance and facility lease obligations related to our 2004 Restructuring Plan.

Working capital, defined as current assets less current liabilities, increased $13.3 million from March 31, 2004 primarily resulting from the decrease in accrued expenses.

Liabilities to liabilities and capital decreased slightly at September 30, 2004 compared to March 31, 2004.

For the period ending September 30, 2004, our annualized inventory turnover ratio decreased to 4x compared to 5x at March 31, 2004. The decrease is due to an increase in inventory in Europe to meet customer demand. Inventory turnover ratio is calculated by dividing non-retail service cost of sales by ending inventory for the period.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Certain prior year amounts have been reclassified to conform to current year presentation.

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Retail equipment and related sales	37.1%	35.7%	34.6%	34.7%
Retail service	47.4	48.1	49.1	48.9
Retail supplies and rentals	8.8	9.4	9.1	9.5
Wholesale	6.7	6.8	7.2	6.9

Total revenue	100.0	100.0	100.0	100.0
Cost of sales	63.7	62.8	62.6	63.0

Gross profit	36.3	37.2	37.4	37.0

Selling, general and administrative expenses	34.9	36.9	35.4	36.2
Restructuring credits	(0.7)	—	(0.3)	(0.1)
Other (income) expense	0.1	—	0.1	—

Operating earnings (loss)	2.0	0.3	2.2	0.9
Interest expense	(2.4)	(2.5)	(2.4)	(2.7)
Interest income	0.1	0.1	0.1	0.1
Write-off of debt issuance costs	—	(6.3)	—	(3.1)

Earnings (loss) before income taxes	(0.3)	(8.4)	(0.1)	(4.8)
Provision (benefit) for income taxes	0.2	(3.1)	0.1	(2.1)

Net earnings (loss)	(0.5)%	(5.3)%	(0.2)%	(2.7)%

The following table sets forth for the periods indicated the percentage of revenue change from the year-ago period:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Retail equipment and related sales	(0.6)%	(2.4)%	(6.0)%	(0.1)%
Retail service	(5.8)	(10.1)	(5.5)	(8.7)
Retail supplies and rentals	(10.7)	(12.0)	(9.4)	(13.1)
Wholesale	(6.1)	19.4	(1.5)	15.5

Total revenue	(4.4)%	(6.0)%	(5.8)%	(4.9)%

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Retail equipment and related sales	33.6%	36.1%	34.7%	33.4%
Retail service	40.5	40.8	41.6	41.3
Retail supplies and rentals	39.0	37.4	39.7	40.5
Wholesale	17.3	18.1	18.4	19.1

Total gross profit margin	36.3%	37.2%	37.4%	37.0%

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures and depreciation and amortization for each of our operating segments:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues
Americas	$164,310	$175,974	$326,202	$359,469
Europe/Australia	144,344	146,955	292,777	297,244
Other (1)	—	34	—	34

Total Revenues	$308,654	$322,963	$618,979	$656,747

Gross Profit
Americas	$63,869	$72,137	$133,684	$145,431
Europe/Australia	48,075	48,073	97,568	97,297
Other (1)	—	21	—	21

Total Gross Profit	$111,944	$120,231	$231,252	$242,749

Operating Earnings (loss)
Americas	$7,746	$2,505	$17,478	$4,949
Europe/Australia	6,252	5,087	11,331	11,507
Other (1)	(8,046)	(6,640)	(14,947)	(10,505)

Total Operating Earnings (loss)	$5,952	$952	$13,862	$5,951

Capital Expenditures
Americas	$1,332	$8,666	$3,594	$20,452
Europe/Australia	2,549	2,471	6,080	5,323
Other (2)	21	5,140	685	5,312

Total Capital Expenditures	$3,902	$16,277	$10,359	$31,087

Depreciation and Amortization
Americas	$6,600	$9,651	$13,438	$18,360
Europe/Australia	2,578	2,726	5,143	5,646
Other (1)	508	282	1,012	690

Total Depreciation and Amortization	$9,686	$12,659	$19,593	$24,696

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Other includes corporate assets.

The following table sets forth for the periods indicated the percentage of revenue change from the year-ago period for each of our operating segments:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Americas	(6.6)%	(14.9)%	(9.3)%	(13.6)%
Europe/Australia	(1.8)	7.4	(1.5)	8.1

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings margin percentages for each of our operating segments:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Gross profit margin
Americas	38.9%	41.0%	41.0%	40.5%
Europe/Australia	33.3	32.7	33.3	32.7

Operating earnings margin
Americas	4.7%	1.4%	5.4%	1.4%
Europe/Australia	4.3	3.5	3.9	3.9

Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003

Revenue

Total revenue for the second quarter of fiscal 2005 declined by $14.3 million or 4.4% to $308.7 million compared to the year-ago quarter with the Americas segment down 6.6% and the Europe/Australia segment down 1.8%. This decrease was primarily due a decline in retail service revenue due to the continuing industry-wide conversion from analog-to-digital equipment. Our total revenue in the current year second quarter was impacted by a $12.5 million positive foreign currency movement compared to the year-ago quarter, all of which was attributable to Europe/Australia. During the second quarter of fiscal year 2005, 53.2% of our revenue was generated by our Americas segment and 46.8% by our Europe/Australia segment.

Retail equipment and related sales revenue declined by $0.7 million or 0.6% to $114.5 million. The Americas segment was up 2.9% and the Europe/Australia segment down 5.1%. The decrease in the retail equipment and related sales revenue was partially offset by a positive foreign currency movement of 8.1% for Europe/Australia.

Retail service revenue declined by $9.0 million or 5.8% to $146.3 million. The Americas segment was down 10.3% and the Europe/Australia segment up 1.0%. The Americas decrease was primarily due to the continuing industry-wide conversion from analog-to-digital equipment. This decrease was partially offset by a positive foreign currency movement of 8.7% for Europe/Australia.

Retail supplies and rental revenues declined by $3.2 million or 10.7% to $27.1 million. The Americas segment was down 21.8% and the Europe/Australia segment up 5.7%. The decrease in total retail supplies and rental revenues was primarily due to the past downsizing of the capital intensive Americas and Europe/Australia rental business and a reduction in our Americas supplies business. This decrease was partially offset by increased Europe/Australia supply business and a positive foreign currency movement of 10.0% for Europe/Australia.

Wholesale revenue for the first quarter of fiscal 2005 decreased by $1.4 million or 6.1% to $20.8 million, attributable to reduced business activity partially offset by a 7.6% positive foreign currency movement.

Gross Profit Margin

Our total gross profit margin decreased to 36.3% in the second quarter ended September 30, 2004 from 37.2% in the year-ago quarter. The decrease in our gross profit margin is primarily due to decreased Americas and Europe/Australia retail equipment margins partially offset by increased Europe/Australia service margins. The gross profit margin for the Americas segment decreased to 38.9% from 41.0% and the Europe/Australia segment increased slightly to 33.3% from 32.7%.

The retail equipment and related sales margin decreased to 33.6% in the second quarter from 36.1% in the year-ago quarter. In the year-ago quarter, there were several favorable transactions in Europe/Australia that did not repeat this quarter which caused a decrease in the Europe/Australia margins. Retail service margins remained stable at 40.5% in the second quarter versus 40.8% in the year-ago quarter. Retail supplies and rental margins increased to 39.0% in the second quarter from 37.4% in the year-ago quarter due to improved profitability in both our Americas and Europe/Australia segments. Wholesale margins decreased to 17.3% in the second quarter from 18.1% in the year-ago quarter.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the second quarter of fiscal 2005 decreased by $11.5 million or 9.7% from the year-ago quarter to $107.6 million due to the ongoing cost reduction efforts and the progress in the implementation of our worldwide cost reduction program. The cost reduction program allowed us to reduce our compensation expense, lower our professional fees and lower our facility costs. The foreign currency movement increased SG&A by 3.3% or $3.9 million. As a percentage of total revenue, SG&A expenses decreased to 34.9% from 36.9% due to our cost cutting measures partially offset by the decline in revenues.

Restructuring Charges (Credits)

In the second quarter of fiscal year 2005, we reversed $2.5 million of restructuring charges for severance due to employee attrition and a change in restructuring plans in our Europe/Australia segment partially offset by a higher estimate of facility charges in the U.S. In addition, during the second quarter, we took a $0.4 million restructuring charge for severance related to our 2005 restructuring plan aimed at further cost reductions.

Other (Income) Expense

Other expense was $0.5 million for the second quarter of fiscal 2005 compared to other expense of $0.2 million in the year-ago quarter. Other expense consisted primarily of a foreign currency loss of $0.4 million in the Europe/Australia segment in the current quarter compared to a loss of $0.1 in the prior year quarter.

Operating Earnings

For the second quarter of fiscal 2005, operating earnings were $6.0 million compared to earnings of $1.0 million in the year-ago quarter. This improvement was largely due to lower SG&A expenses and the restructuring charge reversal discussed above.

Interest Expense

Interest expense decreased by $0.4 million to $7.6 million for the second quarter of fiscal 2005.

Income Taxes

We recorded an income tax provision of $0.6 million in the second quarter of fiscal year 2005 compared to a benefit of $10.1 million in the prior year period. The tax expense for the current quarter is attributable to European jurisdictions and an inability to recognize a tax benefit on the losses incurred in most jurisdictions. In the prior-year quarter, we realized an operating loss, which generated a deferred income tax benefit.

Net Earnings (Loss)

For the second quarter of fiscal 2005, we generated a net loss of $1.8 million compared to a net loss of $17.3 million in the year-ago quarter. During the year-ago quarter, we wrote off $20.6 million in debt issuance costs relating to the early repayment of our credit facility. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss available to common shareholders of $0.11 per ADS in the second quarter of fiscal 2005 compared to a net loss available to common shareholders of $0.35 per ADS in the year-ago quarter.

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

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. During the second quarter of fiscal 2005, 52.0% of our revenue was generated outside the United States with 46.8% of our revenues generated in Europe and 5.2% in other foreign locations. We generated 50.7% of our revenue for the second quarter of fiscal 2004 outside the United States with 45.5% generated in Europe and 5.2% in other foreign locations.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In comparing the average exchange rates between the second three months of fiscal 2005 and the year-ago period, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 8.7% and 13.1%, respectively. The change in exchange rates positively impacted revenue by approximately $12.5 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the Euro and the United Kingdom pound. Based on the outstanding balance of our inter-company loans at September 30, 2004, a change of 1% in the exchange rate for the Euro and United Kingdom pound would cause a change in our foreign exchange result of approximately $0.3 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European, South American and Central American subsidiaries, from local currencies to the United States dollar. Currently, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.4 million loss in the second quarter of fiscal 2005. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.1 million loss in the second quarter of fiscal 2004.

Six Months Ended September 30, 2004 compared to the Six Months Ended September 30, 2003

Revenue

Total revenue for the first six months of fiscal 2005 declined by $37.8 million or 5.8% to $619.0 million compared to the year-ago period with the Americas segment down 9.3% and the Europe/Australia segment down 1.5%. Our total revenue in the current year was impacted by a $22.8 million positive foreign currency movement compared to the year-ago period, all of which was attributable to Europe/Australia. During the first six months of fiscal year 2005, 52.7% of our revenue was generated by our Americas segment and 47.3% by our Europe/Australia segment.

Retail equipment and related sales revenue declined by $13.7 million or 6.0% to $214.3 million. The Americas segment was down 6.5% and the Europe/Australia segment down 5.4%. This decline was primarily due to increased competition within our industry.

Retail service revenue declined by $17.5 million or 5.5% to $303.7 million. The Americas segment was down 9.1% and the Europe/Australia segment was comparable to the prior year period after a positive foreign currency movement of 7.8% for Europe/Australia. The Americas decrease was due to the continuing industry-wide conversion from analog-to-digital equipment.

Retail supplies and rental revenues declined by $5.8 million or 9.4% to $56.3 million. The Americas segment was down 19.8% and the Europe/Australia segment up 6.0%. This decrease in total retail supplies and rental revenues was primarily due to the past downsizing of the capital intensive Americas and Europe/Australia rental business and a reduction in our Americas supplies business partially offset by increased Europe/Australia supply business and a positive foreign currency movement of 9.7% for Europe/Australia.

Wholesale revenue for the six months of fiscal 2005 decreased by $0.1 million or 1.5% to $44.7 million.

Gross Profit Margin

Our total gross profit margin increased to 37.4% for the six months ended September 30, 2004 from 37.0% in the year-ago period. The increase in our gross profit margin is primarily due to the increase in margins during the first quarter of fiscal 2005. The gross profit margin for the Americas segment increased to 41.0% from 40.5% and the Europe/Australia segment increased to 33.3% from 32.7%.

The retail equipment and related sales margin increased to 34.7% in the first six months from 33.4% in the year-ago period primarily due to the shift in the mix of our sales toward higher margin equipment sales in all segments. Retail service margins increased to 41.6% in the first six months from 41.3% in the year-ago period primarily due to lower parts and labor costs. Retail supplies and rental margins decreased to 39.7% in the first six months from 40.5% in the year-ago period due to reduced profitability in our Americas segment in the first quarter. Wholesale margins decreased to 18.4% in the first six months from 19.1% in the year-ago period.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the first six months of fiscal 2005 decreased by $18.7 million or 7.9% from the year-ago period to $218.9 million due to the ongoing cost reduction efforts and the progress in the implementation of our worldwide cost reduction program. The cost reduction program allowed us to reduce our compensation expense, lower our professional fees and lower our facility costs. The foreign currency movement increased SG&A by 3.0% or $7.1 million. As a percentage of total revenue, SG&A expenses decreased to 35.4% from 36.2% due to our cost cutting measures partially offset by the revenue decline.

Restructuring Charges (Credits)

In the second quarter of fiscal year 2005, we reversed $2.5 million of restructuring charges for severance due to employee attrition and a change in restructuring plans in our Europe/Australia segment partially offset by a higher estimate of facility charges in the U.S. In addition, during the second quarter, we took a $0.4 million restructuring charge for severance related to our 2005 restructuring plan aimed at further cost reductions. In the first quarter of fiscal year 2004, we reversed $0.6 million of restructuring charges for facilities and severance due to employee attrition and a lower estimate of facility charges.

Other (Income) Expense

Other expense was $0.5 million for the six months of fiscal 2005 compared to other income of $0.2 million in the year-ago period. Other expense consisted primarily of a foreign currency loss of $0.4 million, while other income for the year-ago quarter included a foreign currency gain of $0.3 million.

Operating Earnings

For the six months of fiscal 2005, operating earnings were $13.9 million compared to earnings of $6.0 million in the year-ago quarter. This improvement was largely due to lower SG&A expenses and the restructuring charge reversal discussed above.

Interest Expense

Interest expense decreased by $2.7 million to $15.1 million for the six months of fiscal 2005. The decrease was due to a lower effective interest rate on our indebtedness in part because of our refinancing of our debt in July 2003.

Income Taxes

We recorded an income tax provision of $0.8 million in the six months of fiscal year 2005 compared to a benefit of $13.8 million in the prior year period. The tax expense for the current period is attributable to European jurisdictions and an inability to recognize a tax benefit on the losses incurred in most jurisdictions. In the prior-year quarter, we realized an operating loss, which generated a deferred income tax benefit, as well as reversal of $3.2 million of foreign tax accruals.

Net Earnings (Loss)

For the first six months of fiscal 2005, we generated a net loss of $1.4 million compared to a net loss of $18.1 million in the year-ago period. During the year-ago period, we wrote off $20.6 million in debt issuance costs relating to the early repayment of our credit facility. After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss available to common shareholders of $0.18 per ADS for the first six months of fiscal 2005 compared to a net loss available to common shareholders of $0.44 per ADS in the year-ago period.

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

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. During the first six months of fiscal 2005, 52.6% of our revenue was generated outside the United States with 47.3% of our revenues generated in Europe and 5.3% in other foreign locations. We generated 50.7% of our revenue for the first six months of fiscal 2004 outside the United States with 45.3% generated in Europe and 5.4% in other foreign locations.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In comparing the average exchange rates between the first six months of fiscal 2005 and the year-ago period, the Euro currency and the United Kingdom pound strengthened against the dollar by approximately 7.4% and 12.4%, respectively. The change in exchange rates positively impacted revenue by $22.8 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European, South American and Central American subsidiaries, from local currencies to the United States dollar. Currently, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.4 million loss in the first six months of fiscal 2005. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.3 million gain in the first six months of fiscal 2004.

Liquidity and Capital Resources

Our generation and use of cash is cyclical within a quarter. We generate a significant portion of our cash toward the end of each quarter while our use of cash is more evenly spread over the quarter with a greater use of cash toward the beginning of the quarter. In the first and third quarter of every fiscal year, we make interest payments of $12.9 million for the 10.0% subordinated notes and the 11.0% senior notes.

Cash provided by operations and cash on the balance sheet continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow provided by operating activities was $3.9 million and $44.0 million for the first six months of fiscal year 2005 and 2004, respectively. The $40.1 million decrease in fiscal 2005 operating cash flow was primarily due to restructuring cash payments of $13.7 million, lower collection on accounts receivable, application of credits to customers’ accounts of $5.2 million related to the project to validate customer accounts and the build up of inventory, partially offset by an increase in accounts payable and other accrued expenses.

Net cash flow used in investing activities was $10.2 million and $30.4 million for the first six months of fiscal year 2005 and 2004, respectively. The decrease in fiscal year 2005 cash outlays for investing activities was primarily due to decreased spending for property and equipment related, in part, to the Vision 21 project and the new United States headquarters that were completed in fiscal year 2004.

Net cash flow provided by financing activities was $0.1 million and $1.2 million for the first six months of fiscal years 2005 and 2004, respectively. In fiscal 2005, we generated cash from financing activities due to increases in advances under our lines of credit in Europe. In fiscal year 2004, we refinanced our bank debt.

The Oracle ERP implementation has allowed us to issue customer statements in the United States and more readily reconcile customer accounts. The reconciliation of our United States customer accounts has resulted in the issuance of customer refunds during the first six months of the fiscal year. During the current quarter, we applied $4.5 million of credits to active accounts and refunded $0.7 million to customers.

Restructuring Charges (Credits)

Fiscal Year 2005 Charge: In the second quarter of fiscal year 2005, we formulated plans to continue to reduce our selling, general and administrative costs by reducing headcount in Europe/Australia. As part of these plans, we recorded a $0.4 million restructuring charge in the second quarter of fiscal year 2005. We expect severance costs to be paid over the next two years with most of the severance costs to be paid by December 31, 2004. Cash outlays for the employee severance during the quarter ended September 30, 2004 were $0.2 million.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the fiscal year 2005 restructuring charge:

2005 Restructuring Charge:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Severance	$409	$(235)	—	$174
Future lease obligations on facility closures	—	—	—	—

Total	$409	$(235)	$—	$174

Fiscal Year 2004 Charge: In fiscal year 2004, we formulated plans to significantly reduce our selling, general and administrative costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. We expect severance costs to be paid over the next two years with most of the severance costs to be paid by December 31, 2004. Cash outlays for the employee severance during the six months ended September 30, 2004 were $8.8 million. Cash outlays for the remaining terms of the facility leases during the six months were $4.7 million. If these leases are not terminated, our payments will continue through their respective terms unless otherwise disposed of. We reversed $2.5 million of fiscal year 2004 severance and facility charges during the second quarter of fiscal year 2005 due to employee attrition and a change in restructuring plans in the Europe/Australia segment partially offset by a higher estimate of facility charges in the Americas. The remaining non-cash changes of $0.3 million related to foreign currency movements.

The following tables summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Severance	$26,910	$21,524	$(8,810)	$(3,559)	$9,155
Future lease obligations on facility closures	23,684	20,842	(4,674)	734	16,902

Total	$50,594	$42,366	$(13,484)	$(2,825)	$26,057

2004 Restructuring Severance Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Americas	$8,768	$5,946	$(3,741)	$(917)	$1,288
Europe/Australia	17,957	15,393	(5,029)	(2,505)	7,859
Other	185	185	(40)	(137)	8

Total	$26,910	$21,524	$(8,810)	$(3,559)	$9,155

2004 Restructuring Facility Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Americas	$13,552	$10,840	$(3,282)	$837	$8,395
Europe/Australia	6,126	6,354	(562)	(103)	5,689
Other	4,006	3,648	(830)	—	2,818

Total	$23,684	$20,842	$(4,674)	$734	$16,902

Fiscal Year 2002 Charge: Our fiscal year 2002 restructuring charge included $4.9 million related to severance for 355 employees in the U.S., Canada and Europe. Cash outlays for the reductions during the six months ended September 30, 2004 were $0.2 million. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Due to a change in estimate, we reversed $0.5 million of fiscal year 2002 severance and facility charges during the first quarter of fiscal year 2004.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

(In thousands)	Fiscal 2002 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2004
Severance	$4,967	$132	$(4)	$11	$139
Future lease obligations on facility closures	6,074	215	(196)	—	19

Total	$11,041	$347	$(200)	$11	$158

The remaining balance of the 2002 Restructuring Charge is for the Company’s Europe/Australia operating segment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Amount of contractual obligations per period
(in 000’s)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$—	$175,000
Long-term debt – 10.0% Notes	64,520	—	—	64,520	—
Capital lease obligations	5,679	2,012	2,651	1,016	—
Other long-term obligations	2,398	1,847	262	66	223
Operating lease obligations	134,246	25,631	47,984	23,761	36,870
Purchase obligations	92,272	85,648	6,624	—	—
Pension obligations	17,189	908	3,618	3,618	9,045

Total contractual obligations	$491,304	$116,046	$61,139	$92,981	$221,138

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

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The balance of these costs as of September 30, 2004 was $5.9 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of September 30, 2004 was $3.6 million.

The Company had a three year credit facility, which was scheduled to end on June 30, 2006, with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolver, which included a $30.0 million sub-limit for standby and documentary letters of credit. In addition, under the terms of the Fleet Credit Facility, extensions of credit to the borrowers were further limited to the lesser of the commitment and the borrowing base, in each case subject to a minimum availability reserve equal to $20.0 million. Accordingly, unless the lenders otherwise agreed, at no time could credit available under the Fleet Credit Facility exceed $30.0 million. As of September 30, 2004, the borrowing base for the credit facility was $12.8 million and the Company had no borrowings under the Fleet Credit Facility.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 21, 2004, the Fleet Credit Facility was amended to extend the term of the facility until January 4, 2008 and to effectively remove the minimum availability reserve and to change the borrowing base. Under the terms of the amended agreement, the borrowing base for the credit facility would have been $44.5 million at September 30, 2004. In addition, the amended agreement requires the Company to keep $5.0 million of cash in an operating account.

We originally incurred $1.7 million in debt issuance costs relating to the Fleet Credit Facility and are amortizing these costs over the remaining term of the credit facility. The balance of these costs as of September 30, 2004 was $1.0 million. Subsequent to September 30, we incurred $0.1 million of costs to amend the facility.

On December 31, 2003, we entered into a one year letter of credit facility with ABN for Euro 15.0 million (U.S. $18.2 million). This facility is secured by certain of our Netherlands and Belgium subsidiaries’ assets. The availability of this credit facility was subject to a borrowing base, and complying with certain requirements, including maintaining certain levels of tangible net worth requirements (as defined) by the lender. At September 30, 2004, we were not in compliance with the tangible net worth requirement (as a result of the restructuring charge we recorded during fiscal year 2004). On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The amendment also change the borrowing base, which totaled approximately Euro 8.7 million (U.S. $11.1 million) as of November 2, 2004, and the tangible net worth requirement. Based on calculations as of September 30, 2004, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5 million (U.S. $6.4 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of November 1, 2004, was 2.75%.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of September 30, 2004, the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 30.4% of the total voting power of our capital stock which includes an additional 76,486 participating shares in respect of payment-in-kind dividends.

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

General Electric Capital Corporation—We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. We were not required to make any penalty payments for the years ended March 31, 2003 and 2004. We have not accrued any penalty payments for the six months ended September 30, 2004.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses. However, we are subject to audits by multiple tax authorities with respect to prior years and certain of these audits, including those in the Netherlands, are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them. However, we could be required to pay amounts, which could be material, during the next 12 months, as a result of tax audits and settlements.

Market Risk Management

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facilities while the 11% senior notes and the 10% subordinated notes bear a fixed rate.

Interest Rate Risk—We are exposed to interest rate risk primarily on our Fleet Credit Facility. We have fixed interest rates on our senior and subordinated notes. We estimate that a 1% change in interest rates would not have a material impact on our results of operations for 2005.

The Fleet Credit Facility, as amended on October 21, 2004, bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. The applicable interest rate margin on loans for which interest is calculated by reference to the base or prime rate, or base rate loans, will range from 0.25% to 1.00% per annum, and the applicable interest rate margin on loans for which interest is calculated by reference to the LIBOR rate, or LIBOR rate loans, will range from 2.25% to 3.00% per annum, in each case based on average adjusted availability, or availability under the Fleet Credit Facility plus cash.

Foreign Currency Exchange Risk—Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (primarily Europe, Canada, South America, Central America and Australia) represented approximately 53% of our consolidated revenue during the first six months of fiscal year 2005. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we currently do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At September 30, 2004, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the six month period ended September 30, 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Danka Business Systems PLC

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first six months of 2005, as compared to the prior year-ago period, were positively impacted by a $22.8 million foreign currency movement, primarily due to the strengthening of the Euro and the United Kingdom pound against the dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the first quarter of fiscal year 2005 related to the euro and the British pound versus the U.S. dollar.

Seasonality

Our operations have historically experienced lower revenue during the second quarter of our fiscal year, which is the three month period ended September 30. This is primarily due to increased vacation time by European and Canadian residents during July and August and lower levels of retail service revenue from U.S. governmental agencies. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during the second quarter. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis. The revised standard replaces existing pension disclosure requirements. Compliance with SFAS 132 was generally effective for fiscal periods beginning after December 15, 2003. However, since all of the required disclosures relate to the Company’s international plans, the implementation rules are effective for the Company’s year ending March 31, 2005 and as such, no interim period disclosures have been made in this quarterly report on Form 10-Q. The Company does not anticipate the adoption of SFAS 132 to have a material impact on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the use of the two-class method in calculating basic earnings per share by issuers with participating convertible securities. Companies were required to retroactively apply EITF 03-6 to participating securities in the quarter beginning April 1, 2004. The Company adopted EITF 03-6 in the quarter beginning April 1, 2004. The adoption had no impact on its consolidated financial statements or earning available per share presented herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facility, while the 11% senior notes and the 10% subordinated notes bear a fixed rate. Other than as described below, there have been no material changes to the information under Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

We have outstanding $64.5 million of subordinated notes that have a fixed annual interest rate of 10% and interest payments for the subordinated notes will be paid every six month on April 1 and October 1. The Subordinated notes mature on April 1, 2008.

We have outstanding $175 million aggregate principal amount of senior notes that have a fixed annual interest rate of 11.0% and interest payments for the senior notes will be paid every six months on June 15 and December 15. The senior notes mature on June 15, 2010.

We also have a credit facility with Fleet Capital Corporation that, as amended, expires on January 4, 2008, to provide a $50.0 million, senior secured revolver, which includes a $30.0 million sublimit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon.

On December 31, 2003, we entered into a one year letter of credit facility with ABN for Euro 15.0 million (U.S. $18.2 million). This facility is secured by certain of our Netherlands and Belgium subsidiaries’ assets. The availability of this credit facility was subject to a borrowing base, and complying with certain requirements, including maintaining certain levels of tangible net worth requirements (as defined) by the lender. At September 30, 2004, we were not in compliance with the tangible net worth requirement (as a result of the restructuring charge we recorded during fiscal year 2004). On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The amendment also change the borrowing base, which totaled approximately Euro 8.7 million (U.S. $11.1 million) as of November 2, 2004, and the tangible net worth requirement. Based on calculations as of September 30, 2004, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.4 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of November 1, 2004, was 2.75%.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

The Company’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Certifying Officers have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Limitations on the Effectiveness of Controls

We maintain a system of internal control over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, our management, including the Certifying Officers, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act

We are in the process of documenting and testing our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related SEC rules, which require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our Independent Auditors addressing management’s assessments. We consider the implementation of Sarbanes-Oxley Section 404 to be part of our plan to improve controls and are well into implementation, including expenditures of approximately $5.0 million anticipated in fiscal year 2005. We are using outside resources combined with internal resources to implement Section 404. The steps we have taken to date and the steps we are still in the process of implementing are subject to continuing management review and testing by our internal and external auditors. We will use our best efforts to evaluate our internal control over financial reporting and remediate any deficiencies by the end of our fiscal year; however, given the effort needed, we may not be able to take all actions required by March 31, 2005.

During the course of our testing, we have identified certain matters relating to the design and operational effectiveness of our internal control over financial reporting which need to be remediated. These matters include the following:

•	Establish more robust documentation standards to validate compliance with internal policies;

•	Improve the adequacy of general IT controls outside of the U.S.; and

•	Improve internal controls for the following functions:

•	billing and receivables

•	payroll

•	purchasing and disbursements

We believe that we have in place certain detective controls that compensate for the operational control issues noted above, including, but not limited to,

•	Conduct regularly-scheduled meetings between senior management and the business segment leaders to discuss operational matters and results of operations;

•	Perform analyses of actual results against budgets and prior periods;

•	Perform revenue cut-off tests;

•	Perform accrual revenue tests;

•	Send out periodic account statements to U.S. customers;

•	Obtain quarterly representation letters from financial and operational personnel in management positions, which include representations regarding (1) conformity with approved policies and procedures, (2) acknowledgement of responsibility for correct reporting of their operating results, and (3) responsibilities regarding fraud;

•	Established a disclosure committee, which conducts regularly-scheduled meetings to discuss appropriateness of disclosures in the Company’s periodic financial statements;

•	Perform reconciliations of key accounts;

•	Perform analytical review procedures on results of operations, financial position and cash flows;

•	Maintain an approved Finance Manual and distribute it to employees on a quarterly basis; and

•	Perform monthly management reviews of account balances.

APPROVAL OF NON-AUDIT SERVICES

The audit committee approved Ernst & Young LLP and its affiliates to perform services regarding certain tax matters during the six months ended September 30, 2004.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition as the result of evolving technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to record and process key data due to ineffective implementation of business processes and policies; (xi) any negative impact from the loss of a key vendor or customer; (xii) any negative impact from the loss of any of our senior or key management personnel; (xiii) any change in economic conditions in domestic or international markets where we operate or have material investments which may affect demand for our products or services; (xiv) any negative impact from the international scope of our operations; (xv) fluctuations in foreign currencies; (xvi) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity; (xvii) any inability to comply with the financial or other covenants in our debt instruments; (xviii) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters; (xix) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xx) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and we have removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which we have opposed. We filed a motion for summary judgment, which plaintiffs have opposed. We will continue to vigorously defend the claims alleged by the plaintiff in this action.

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

Danka Business Systems PLC
(Registrant)

Date: November 5, 2004	/s/ F. Mark Wolfinger
F. Mark Wolfinger
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)