Form 10-Q
period 2004-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2005-02-09
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 0-20828

DANKA BUSINESS SYSTEMS PLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND & WALES	98-0052869
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

11101 ROOSEVELT	AND	MASTERS HOUSE 107
BOULEVARD ST. PETERSBURG, FLORIDA 33716		HAMMERSMITH ROAD LONDON W14 0QH ENGLAND

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

Applicable only to corporate issues:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2005. The registrant had 254,028,656 ordinary shares outstanding, including 50,647,183 represented by American Depositary Shares (“ADS”). Each ADS represents four ordinary shares.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition as the result of evolving technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to record and process key data due to ineffective implementation of business processes and policies; (xi) any negative impact from the loss of a key vendor or customer; (xii) any negative impact from the loss of any of our senior or key management personnel; (xiii) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xiv) any negative impact from the international scope of our operations; (xv) fluctuations in foreign currencies; (xvi) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xvii) any inability to comply with the financial or other covenants in our debt instruments; (xviii) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters; (xix) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xx) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

RISK FACTORS

Business Strategy—Danka Business Systems PLC (also referred to herein as “Danka” or the “Company”) believes that in order to stay competitive and generate positive earnings and cash flow, we must successfully implement our strategies.

In connection with the implementation of our strategies, we have launched, and expect to continue to launch, several operational and strategic initiatives. However, the success of any of these initiatives may not be achieved if:

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

Operating Earnings—Although we generated operating earnings for the first nine months of fiscal year 2005, we generated an operating loss for the quarter due to decreasing revenues and higher operating costs. If we are not able to stabilize our revenues or reduce our operating costs, these operating losses may continue in the future. The operating losses for the nine months ended December 31, 2003 and for fiscal year 2004 included $20.0 million and $50.0 million in restructuring charges, respectively, and as we continue to evaluate our business and strategies, we could incur future restructuring charges which may materially and adversely affect our operations, financial position or results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

Restructuring of Operations—We have implemented plans to reduce costs in order to become more competitive within our industry. These cost reduction plans involve, among other things, significant headcount reductions, the exit of certain non-strategic facility locations and the consolidation of many back-office functions into more centralized locations and business process changes. If we fail to successfully implement our cost restructuring plans, including the timely sublease of vacant facilities, and fail to achieve our other long-term cost reduction goals, we may not reduce costs quickly enough to become competitive within our industry. Additionally, we may lose valuable institutional knowledge, bear the risk of additional costs and expenses and incur a breakdown in our business and operational functions, including certain critical back-office operations, any of which could result in negative consequences to our customer service, our current internal control environment and operating results.

Economic Uncertainty—The profitability of our business is susceptible to uncertainties in the global economy. Overall demand for our products and services and their profit margins may decline as a direct result of an economic recession, inflation, interest rates or governmental fiscal policy. As a result, our customers may reduce or delay expenditures for our products and services.

Competition—The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based upon technology, performance, pricing, quality, reliability, distribution, market coverage, customer service and support and lease and rental financing. In addition, our equipment suppliers have established themselves as direct competitors in many of the areas in which we do business.

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

Additionally, the competitive environment hinders employee retention, especially in the sales and service areas, which leads to higher turnover of employees and increased compensation expense.

Technological Changes—The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry has changed from analog to digital copiers, multi-function peripherals (“MFPs”) and printers. Most of our digital products replace analog products, which have historically been a significant percentage of our machines in field (“MIF”). Digital copiers and MFPs are more reliable than analog copiers and require less maintenance. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete.

Another industry change that has been fueled by technological changes is the migration of copy volume from traditional stand-alone copiers to network printers. This change allows end users to print distributed documents on printers linked directly to their personal computers as opposed to receiving copies of such documents that were copied on a traditional stand-alone copier. We will need to increasingly provide comprehensive solutions to our customers, such as offering digital copiers, MFPs, software solutions and printers that are directly linked to their networks, in order to remain competitive. Finally, the speed of technological changes may cause us in the future to write down our inventory, including, but not limited to showroom, rental and other equipment and related supplies and parts, including parts and supplies for our TechSource initiative, as a result of obsolescence. In order to remain competitive, we must quickly and effectively respond to changing technology. Otherwise, such developments of technologies in our industry may impair our business, financial condition, results of operations or competitive position.

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

Information Systems—Our Europe/Australia and Non-U.S. Americas operations run on numerous disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems is labor intensive and expensive. As such, we have evaluated what information system investments we should make. We have determined that we need to upgrade our information systems in Italy, Germany, the United Kingdom, France, Austria, the Netherlands and other countries and expect to spend $3 million to $6 million over the next 24 months for such upgrades. The failure to successfully upgrade our management information systems, including our customer billing systems in our Europe/Australia and Non-U.S. Americas operations or any disruption in our business processes when we upgrade our IT systems could materially and adversely affect our operations, internal controls, financial position or results of operations.

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

Due to the delayed investment in our information systems in Europe/Australia and Non-U.S. Americas operations, we have not properly invested in world-wide disaster recovery systems. In the event that one or more of our business systems in Europe/Australia and Non-U.S. Americas operations were to fail, we would be at risk of losing valuable business knowledge in the locations where the failure occurred. We are developing a comprehensive disaster recovery plan but until it is implemented, a disaster could materially and adversely affect our business, financial condition, results of operations or competitive position.

Business Processes and Policies—Our past rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on, and investment in, our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where we do not have adequate processes in place or our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and inconsistent lease classification. While we believe that some of these issues that relate to the United States have been addressed with the implementation of new manual internal control procedures and the implementation of our Oracle ERP system, which is configured with better system internal controls, there is no assurance that all of these issues will be completely corrected by such changes.

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Nexpress, Kodak and Konica-Minolta. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies and for financial support in certain competitive transactions and markets which may include vendor rebates and market development funds. Any inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the lack of vendor support may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices.

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 54% of our revenue outside the United States during the first nine months of fiscal year 2005. We market office imaging equipment, document solutions and related services and supplies directly to customers in over 20 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Based on these evaluations, during the quarter ended December 31, 2004, we implemented plans to exit our operations in Portugal and Russia. Should we decide to downsize or exit any other of these businesses, we could incur costs relating to severance, closure of facilities and write-off of goodwill, and we may also be required to recognize cumulative translation losses and minimum pension liabilities that would reduce our earnings.

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

The majority of our revenues outside the United States are denominated in either the euro or the British pound sterling. During the quarter ended December 31, 2004, the euro strengthened 2.29% against the United States dollar and the British pound sterling strengthened 1.0% against the United States dollar which positively impacted our reported revenue and net earnings on a sequential basis.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our intercompany loans at December 31, 2004, an increase of 1% in the exchange rate for the euro and British pound sterling would cause a foreign exchange loss of approximately $0.3 million, while a decrease of 1% in the exchange rate of the euro and the British pound sterling would cause a foreign exchange gain of approximately $0.3 million.

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

Tax Payments—We are either currently under audit or may be audited in the key jurisdictions in which we operate. While we believe we are adequately reserved for such liabilities, should revenue agencies impose assessments or require payments in excess of those we currently expect to pay, we could be required to record additional liabilities or our liquidity could be further affected based upon the size and timing of such payments.

Indebtedness—At December 31, 2004, we had consolidated long-term indebtedness, including current maturities of long-term debt and notes payable, of $244.0 million which included $64.5 million in principal amount of 10% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11% senior notes due June 15, 2010, less unamortized discount of $3.5 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15.

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

Debt and Credit Facilities—The indenture governing our senior notes, our $50 million senior secured revolving credit facility with Fleet Capital Corporation (or “Fleet Credit Facility”) and our euro 11.8 million letter of credit facility with ABN AMRO contains covenants that, among other things, limit our ability to: (1) incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; (2) create liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; and (8) engage in mergers or consolidations. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the indenture governing the senior notes may require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

Disclosure Controls and Procedures and Internal Controls—We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also maintain internal controls that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, in order to permit the preparation of our financial statements in conformity with generally accepted accounting principles and to comply with Sections 302, 906 and 404 of the Sarbanes-Oxley Act.

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

Compliance with Sarbanes-Oxley Act of 2002—We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which, beginning at the end of this fiscal year, requires annual management assessments of the design and effectiveness of our internal control over financial reporting and a report by our Independent Registered Certified Public Accounting Firm addressing these assessments. Compliance with this legislation will continue to divert management’s attention and resources and will cause us to incur significant expense during this period and in the foreseeable future. There can be no guarantees that management will conclude the work necessary to complete its assessment of internal control over financial reporting in time to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.

In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If this were to occur, we may be unable to assert that the internal control over financial reporting is effective, or our Independent Registered Certified Public Accounting Firm may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, which could adversely impact our business.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Danka Business Systems PLC

Consolidated Statements of Operations for the Three and Nine Months Ended

December 31, 2004 and 2003

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Revenue:
Retail equipment and related sales	$111,831	$114,607	$326,109	$342,608
Retail service	151,451	156,493	455,161	477,717
Retail supplies and rentals	25,147	35,012	81,472	97,176
Wholesale	25,354	24,969	70,020	70,328

Total revenue	313,783	331,081	932,762	987,829

Costs of sales:
Retail equipment and related sales costs	72,024	74,373	211,913	226,260
Retail service costs	92,716	95,940	270,137	284,344
Retail supplies and rental costs	14,305	20,614	48,293	57,622
Wholesale costs	21,448	20,132	57,877	56,832

Total cost of sales	200,493	211,059	588,220	625,058

Gross profit	113,290	120,022	344,542	362,771
Operating expenses:
Selling, general and administrative expenses	116,392	108,720	335,322	346,322
Restructuring charges (credits)	(390)	20,046	(2,459)	19,452
Other expense (income), net	1,519	1,861	2,048	1,651

Total operating expenses	117,521	130,627	334,911	367,425

Operating earnings (loss)	(4,231)	(10,605)	9,631	(4,654)
Interest expense	(8,154)	(7,931)	(23,263)	(25,753)
Interest income	206	429	814	978
Write-off of debt issuance costs	—	—	—	(20,562)

Earnings (loss) before income taxes	(12,179)	(18,107)	(12,818)	(49,991)
Provision (benefit) for income taxes	(16,635)	(1,166)	(15,855)	(14,995)

Net earnings (loss)	$4,456	$(16,941)	$3,037	$(34,996)

Calculation of earnings (loss) per ADS
Earnings (loss)	$4,456	$(16,941)	$3,037	$(34,996)
Dividends and accretion on participating shares	(5,111)	(4,811)	(15,108)	(14,216)

Income (loss) available to common shareholders	$(655)	$(21,752)	$(12,071)	$(49,212)

Basic and diluted earnings (loss) available to common shareholders per ADS:
Net earnings (loss) per ADS	$(0.01)	$(0.35)	$(0.19)	$(0.79)

Weighted average ADSs	63,185	62,531	62,938	62,474

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004

(In thousands)

	December 31, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,254	$112,790
Accounts receivable, net	251,594	246,996
Inventories	118,722	93,295
Prepaid expenses, deferred income taxes and other current assets	18,345	16,862

Total current assets	477,915	469,943
Equipment on operating leases, net	24,202	29,478
Property and equipment, net	54,821	65,888
Goodwill, net	302,821	282,430
Other intangible assets, net	2,472	2,340
Deferred income taxes	7,981	7,688
Other assets	25,215	25,801

Total assets	$895,427	$883,568

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$4,185	$3,212
Accounts payable	168,464	135,460
Accrued expenses and other current liabilities	94,080	128,963
Taxes payable	36,134	47,200
Deferred revenue	44,082	45,090

Total current liabilities:	346,945	359,925
Long-term debt and notes payable, less current maturities	239,848	240,761
Deferred income taxes and other long-term liabilities	65,201	68,029

Total liabilities	651,994	668,715

6.5% senior convertible participating shares	294,716	279,608

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,268	5,194
Additional paid-in capital	328,876	328,070
Accumulated deficit	(354,657)	(342,586)
Accumulated other comprehensive loss	(30,770)	(55,433)

Total shareholders’ equity (deficit)	(51,283)	(64,755)

Total liabilities and shareholders’ equity (deficit)	$895,427	$883,568

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2004 and 2003

(In thousands)

(Unaudited)

	For the Nine Months Ended
	December 31, 2004	December 31, 2003
Operating activities:
Net earnings (loss)	$3,037	$(34,996)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,532	39,274
Deferred income taxes	837	(14,352)
Amortization of debt issuance costs	1,487	4,993
Write-off of debt issuance costs	—	20,562
(Gain) loss on sale of property and equipment and equipment on operating leases	(1,395)	1,959
Proceeds from sale of equipment on operating leases	3,220	2,790
Restructuring charges (credits)	(2,459)	19,452
Changes in net assets and liabilities:
Accounts receivable, net	(4,052)	16,440
Inventories	(25,161)	4,900
Prepaid expenses and other current assets	(1,464)	3,345
Other non-current assets	5,061	2,412
Accounts payable	32,589	(19,696)
Accrued expenses and other current liabilities	(43,691)	1,230
Deferred revenue	(1,099)	2,706
Other long-term liabilities	(3,422)	1,254

Net cash provided by (used in) operating activities	(6,980)	52,273

Investing activities:
Capital expenditures	(16,292)	(35,872)
Purchase of subsidiary, net of cash acquired	(2,110)	—
Proceeds from sale of subsidiary	209	—
Proceeds from the sale of property and equipment	313	706

Net cash used in investing activities	(17,880)	(35,166)

Financing activities:
Net borrowings (payments) under line of credit agreements	506	(112,960)
Net borrowings (payments) under capital lease arrangements	(1,794)	2,436
Principal payments of debt	—	(48,867)
Proceeds from debt issuance	—	170,905
Payment of debt issue costs	—	(10,767)
Proceeds from stock options exercised	880	—

Net cash provided by (used in) financing activities	(408)	747

Effect of exchange rates	1,732	5,708

Net increase (decrease) in cash and cash equivalents	(23,536)	23,562
Cash and cash equivalents, beginning of period	112,790	81,493

Cash and cash equivalents, end of period	$89,254	$105,055

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Nine Months Ended December 31, 2004 and 2003

(In thousands)

(Unaudited)

	Number of Ordinary Shares (4 Ordinary Shares Equal 1 ADS)	Ordinary Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at March 31, 2004	250,812	$5,194	$328,070	$(342,586)	$(55,433)	$(64,755)

Net earnings (loss)	—	—	—	3,037	—	3,037
Currency translation adjustment	—	—	—	—	24,663	24,663

Comprehensive income						27,700
Dividends and accretion on participating shares	—	—	—	(15,108)	—	(15,108)
Shares issued under employee stock plans, net of tax	3,191	74	806	—	—	880

Balances at December 31, 2004	254,003	$5,268	$328,876	$(354,657)	$(30,770)	$(51,283)

Balances at March 31, 2003	249,532	$5,167	$327,173	$(189,995)	$(76,636)	$65,709

Net earnings (loss)	—	—	—	(34,996)	—	(34,996)
Minimum pension liability adjustment	—	—	—	—	(2,260)	(2,260)
Currency translation adjustment	—	—	—	—	28,518	28,518

Comprehensive loss						(8,738)
Dividends and accretion on participating shares	—	—	—	(14,113)	—	(14,113)
Shares issued under employee stock plans, net of tax	772	15	595	—	—	610

Balances at December 31, 2003	250,304	$5,182	$327,768	$(239,104)	$(50,378)	$43,468

See accompanying notes to the consolidated financial statements

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying financial statements of Danka Business Systems PLC (the “Company”) are unaudited for the three and nine month periods ended December 31, 2004 and 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

The financial statements contained herein for the three and nine months ended December 31, 2004 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2004 were delivered to the Registrar of Companies for England and Wales on December 15, 2004 following the Company’s 2004 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

The Company’s cash balance includes restricted cash of $11.8 million.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Interim Period Stock Compensation Disclosures

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for its stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise prices of all options granted under these plans were equal to the market price of the underlying American Depository Shares (“ADS”) on the grant date, no stock-based employee compensation cost was recognized in net earnings (loss). In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity (deficit).

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)—(Continued)

(Unaudited)

The following table illustrates the effect on basic and diluted net earnings (loss) available and earnings (loss) available per ADS shareholder if the Company had applied the fair value recognition provisions of SFAS 123 (using the Black-Scholes option pricing model) to employee stock benefits, including ADS shares issued under the stock option plans. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$4,456	$(16,941)	$3,037	$(34,996)
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(913)	(1,035)	(2,797)	(2,869)

Pro forma net earnings (loss)	3,543	(17,976)	240	(37,865)
Participating share dividend	(5,111)	(4,811)	(15,108)	(14,216)

Pro forma income (loss) available to common shareholders	$(1,568)	$(22,787)	$(14,868)	$(52,081)

Basic and diluted earnings (loss) available to common shareholders per ADS
As reported	$(0.01)	$(0.35)	$(0.19)	$(0.79)
Pro forma	(0.02)	(0.36)	(0.24)	(0.83)
Weighted average ADSs	63,185	62,531	62,938	62,474

Note 3. Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”).” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis. The revised standard replaces existing pension disclosure requirements. Compliance with SFAS 132 was generally effective for fiscal periods beginning after December 15, 2003. However, since all of the required disclosures relate to the Company’s international plans, the implementation rules are effective for the Company’s year ending March 31, 2005 and as such, no interim period disclosures have been made in this quarterly report on Form 10-Q. The Company does not anticipate the adoption of SFAS 132 to have a material impact on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the use of the two-class method in calculating basic earnings per share by issuers with participating convertible securities. Companies were required to retroactively apply EITF 03-6 to participating securities in the quarter beginning April 1, 2004. The Company adopted EITF 03-6 in the quarter beginning April 1, 2004. Due to the Company’s capital structure and insufficient income, the adoption had no impact on its consolidated financial statements or earnings available per share presented herein.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment (“SFAS 123R”),” which revises FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)—(Continued)

(Unaudited)

guidance. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in the statement of operations. Pro forma disclosure is no longer allowable under the new standard. The cost will be recognized over the period during which an employee is required to provide service in exchange for the reward - the requisite service period, usually the vesting period. Adoption of SFAS 123R is required as of the beginning of the first interim reporting period that begins after June 15, 2005. As of December 31, 2004, the Company had not yet assessed the impact the adoption of SFAS 123R will have on its consolidated financial statements.

Note 4. Restructuring Charges (Credits)

Fiscal Year 2005 Charge: In fiscal year 2005, the Company formulated plans to continue to reduce its selling, general and administrative costs by reducing headcount in Europe/Australia. As part of these plans, the Company recorded a $0.9 million restructuring charge in the first nine months of fiscal year 2005. Cash outlays for the employee severance during the nine months ended December 31, 2004 were $0.8 million. The remaining liability of the 2005 restructuring charge, totaling $0.1 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 restructuring charge:

2005 Restructuring Charge:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Severance	$855	$(733)	11	$133
Future lease obligations on facility closures	29	(29)	—	—

Total	$884	$(762)	$11	$133

Fiscal Year 2004 Charge: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating its back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, the Company recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”). Cash outlays for the employee severance during the nine months ended December 31, 2004 were $10.1 million. Cash outlays for the remaining terms of the facility leases during the nine months ending December 31, 2004 were $6.4 million. If these leases are not terminated, the Company’s payments will continue through their respective terms unless otherwise disposed of. The Company reversed $2.5 million and $0.8 million of fiscal year 2004 severance and facility charges during the second and third quarters of fiscal year 2005, respectively, as a result of employee attrition in its Americas and Europe/Australia segments, a change in restructuring plans in the Europe/Australia segment partially offset by a higher estimate of facility charges in the Americas. The remaining non-cash changes of $0.6 million relate to foreign currency movements. The remaining liability of the 2004 restructuring charge of $10.8 million and $11.2 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities, respectively.”

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)—(Continued)

(Unaudited)

The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Severance	$26,910	$21,524	$(10,079)	$(4,385)	$7,060
Future lease obligations on facility closures	23,684	20,842	(6,385)	434	14,891

Total	$50,594	$42,366	$(16,464)	$(3,951)	$21,951

2004 Restructuring Severance Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Americas	$8,768	$5,946	$(4,356)	$(916)	$674
Europe/Australia	17,957	15,393	(5,675)	(3,332)	6,386
Other	185	185	(48)	(137)	—

Total	$26,910	$21,524	$(10,079)	$(4,385)	$7,060

2004 Restructuring Facility Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Americas	$13,552	$10,840	$(4,667)	$261	$6,434
Europe/Australia	6,126	6,354	(570)	(266)	5,518
Other	4,006	3,648	(1,148)	439	2,939

Total	$23,684	$20,842	$(6,385)	$434	$14,891

Fiscal Year 2002 Charge: The Company’s fiscal year 2002 restructuring charge included $4.9 million related to severance for 355 employees in the Americas and Europe/Australia. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Cash outlays for the reductions during the nine months ended December 31, 2004 were $0.2 million. Due to a change in estimate, the Company reversed $0.5 million of fiscal year 2002 severance and facility charges during the first quarter of fiscal year 2004. The remaining liability of the 2002 restructuring charge is categorized within “Accrued expenses and other current liabilities.”

The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

	Fiscal 2002 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Severance	$4,967	$132	$(7)	$21	$146
Future lease obligations on facility closures	6,074	215	(229)	14	—

Total	$11,041	$347	$(236)	$35	$146

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)—(Continued)

(Unaudited)

The remaining balance of the 2002 Restructuring Charge is for the Company’s Europe/Australia operating segment.

Note 5. Income Taxes

The Company recorded an income tax benefit of $15.9 million in the first nine months of fiscal year 2005 compared to a benefit of $15.0 million in the prior year period. The tax benefit for the current period is attributable to adjustments to tax liabilities and valuation allowance for prior periods of $19.0 million less tax expense attributable to current year results of $3.1 million. The adjustments primarily related to favorable settlements of tax audits in the Company’s European operations partially offset by increases in tax liabilities in the U.S. The Company recognized a tax expense on the current year operating loss due to the inability to recognize a tax benefit on the losses incurred in most jurisdictions. In the prior year period, the Company recognized an operating loss which generated an income tax benefit of $11.8 million. In addition, the Company reversed $3.2 million in foreign tax accruals in the prior year period.

The tax rate for the first nine months of fiscal year 2005 was 124% compared to a rate of 30% in the prior year period. The net increase in the tax rate is comprised of two counter active factors. The rate decreased due to the inability to recognize a tax benefit on losses incurred in most jurisdictions. The rate increased due to the adjustment of accrued tax liabilities relating primarily to favorable tax audit settlements.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences which give rise to the deferred tax asset become deductible. The Company’s past financial performance is a significant factor which contributes to its inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment, management concluded that it is not “more likely than not” that the Company will realize the benefits of certain deferred tax assets at December 31, 2004. The Company has a valuation allowance against deferred tax assets in most jurisdictions at December 31, 2004.

Note 6. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2004 and 2003 because they are anti-dilutive as the Company incurred losses available to common shareholders. Stock options representing the ADSs shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2004 and 2003 because they are anti-dilutive as the Company is in a loss position. The total number of outstanding shares related to stock options (all of which are anti-dilutive) was 8,036 and 8,566 at December 31, 2004 and 2003, respectively.

Potential ADSs issuance from:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
6.5% senior convertible participating shares	23,861	22,372	23,486	22,020
Stock options	1,701	1,513	2,109	1,717

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)—(Continued)

(Unaudited)

Note 7. Segment Reporting

Historically, the Company had been organized into three reporting segments: United States, Europe and International. The International segment included the Company’s operations in Canada, Central America, South America and Australia. As of April 1, 2004, the Company changed its operating organization into two reporting segments, the Americas and Europe/Australia. The geographical areas covered by the Americas segment include the United States, Canada, Central America and South America while the Europe/Australia segment includes operations in Europe and Australia. Consequently, the Company’s primary areas of management and decision-making are now the Americas and Europe/Australia. Danka’s Americas and Europe/Australia segments provide office imaging equipment, document solutions and related services and supplies on a direct basis to retail customers. The Company’s Europe/Australia segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. The Company’s management relies on an internal management reporting process that provides segment revenue and operating earnings. Management believes that this is an appropriate measure of evaluating the operating performance of our segments. The following tables present information about the Company’s segments. Fiscal year 2004 amounts have been restated to reflect the Company’s new operating organization.

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Revenues
Americas	$155,129	$180,328	$481,331	$539,797
Europe/Australia	158,654	150,753	451,431	447,998
Other (1)	—	—	—	34

Total Revenues	$313,783	$331,081	$932,762	$987,829

Gross Profit
Americas	$63,568	$70,662	$197,252	$216,092
Europe/Australia	49,722	48,845	147,290	146,142
Other (1)	—	515	—	537

Total Gross Profit	$113,290	$120,022	$344,542	$362,771

Operating Earnings (Loss)
Americas	$4,586	$10,107	$22,063	$15,056
Europe/Australia	1,832	4,911	13,163	16,418
Other (1)	(10,649)	(25,623)	(25,595)	(36,128)

Total Operating Earnings (Loss)	$(4,231)	$(10,605)	$9,631	$(4,654)

Capital Expenditures
Americas	$3,551	$2,635	$7,145	$23,087
Europe/Australia	2,317	4,698	8,527	10,021
Other (2)	65	(2,548)	620	2,764

Total Capital Expenditures	$5,933	$4,785	$16,292	$35,872

Depreciation and Amortization
Americas	$6,633	$9,528	$20,071	$27,888
Europe/Australia	2,663	4,593	7,806	10,239
Other (1)	643	457	1,655	1,147

Total Depreciation and Amortization	$9,939	$14,578	$29,532	$39,274

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)—(Continued)

(Unaudited)

	December 31, 2004	March 31, 2004
Assets
Americas	$310,051	$312,224
Europe/Australia	533,374	471,535
Other (3)	52,002	99,809

Total Assets	$895,427	$883,568

Long-lived Assets
Americas	$122,186	$137,139
Europe/Australia	279,868	260,000
Other (3)	15,458	16,486

Total Long-lived Assets	$417,512	$413,625

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Other includes corporate assets.
(3)	Other primarily includes corporate assets and deferred tax assets.

Note 8. Debt

Debt consisted of the following at December 31, 2004 and March 31, 2004:

	December 31, 2004	March 31, 2004
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	5,300	6,411
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	2,675	1,834

Total long-term debt and notes payable	247,495	247,765
Less unamortized discount on senior notes	(3,462)	(3,792)

Total long-term debt and notes payable less unamortized discount	244,033	243,973
Less current maturities of long-term debt and notes payable	(4,185)	(3,212)

Long-term debt and notes payable, less current maturities	$239,848	$240,761

The 10.0% subordinated notes due April 1, 2008 have interest payments of $3.2 million every six months on April 1 and October 1.

The 11.0% senior notes due June 15, 2010 have a fixed annual interest rate of 11.0% and have interest payments of $9.6 million that will be paid every six months on June 15 and December 15. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the Company’s primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities, all of which are 100% owned by the Company.

If, for any fiscal year commencing with the fiscal year ended March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, the

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)—(Continued)

(Unaudited)

Company will be required to make an offer in cash to holders of the senior notes to use 50% of such excess cash flow to purchase their senior notes at 101% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. No such payment has been made to date.

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The balance of these costs as of December 31, 2004 was $5.6 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of December 31, 2004 was $3.5 million.

The Company has a credit facility which expires on January 4, 2008 with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires the Company to keep $5.0 million of cash in an operating account. As of December 31, 2004, the borrowing base for the credit facility was $46.5 million and the Company had no borrowings under the Fleet Credit Facility.

The Company incurred $1.7 million in debt issuance costs relating to the origination and amendment of the Fleet Credit Facility and is amortizing these costs over the remaining term of the credit facility. The balance of these costs as of December 31, 2004 was $0.8 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN AMRO. On November 2, 2004, the agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $16.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.4 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of its Netherlands and Belgium subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements as defined by the lender. The borrowing base totaled approximately Euro 6.9 million (U.S. $9.3 million) as of December 31, 2004 and the Company had no borrowings under the facility. Based on calculations as of December 31, 2004, the Company was in compliance with the terms of the amended agreement. In addition, the amendment requires the Company to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.8 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of December 31, 2004, was 1.67%.

Note 9. Contingencies

In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs. Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which the Company has opposed. The Company has filed a motion for summary judgment, which plaintiffs have opposed. While the amount sought in this complaint is in excess of $75,000, the Company can not, at this time, estimate its potential exposure. The Company will continue to vigorously defend the claims alleged by the plaintiff in this action.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands, except per American Depositary Share (“ADS”) amounts)—(Continued)

(Unaudited)

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

Note 10. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). All subsidiaries are 100% owned by the Company. The Subsidiary Guarantors generated [58.5% and 60.6%] of the Company’s total revenue during the three and nine months ended December 31, 2004, respectively. Certain prior year amounts have been reclassified to conform to the current year classification.

The Company reported its subsidiary non-guarantors’ equity (income) loss and net earnings (loss) for the three months ended June 30, 2004 as $16.1 million and ($21.9 million), respectively; those amounts should have been ($15.5 million) and $9.7 million, respectively. Additionally, the Company reported its subsidiary non-guarantors’ equity (income) loss and net earnings (loss) for the three months ended September 30, 2004 as $10.9 million and ($22.7 million), respectively; those amounts should have been ($10.4 million) and $67.9 million, respectively. The changes had no impact on the parent company’s, the subsidiary guarantors’ or the consolidated results of operations for those periods previously reported.

The Company reported its subsidiary non-guarantors’ equity (income) loss and net earnings (loss) for the three months ended September 30, 2003 was $31.0 million and ($46.5 million), respectively; those amounts should have been ($10.1 million) and ($5.4 million), respectively. The changes had no impact on the parent company’s, the subsidiary guarantors’ or the consolidated results of operations for the period previously reported.

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Three Months Ended December 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$69,420	$42,411	$—	$111,831
Retail service	—	96,512	54,939	—	151,451
Retail supplies and rentals	—	17,628	7,519	—	25,147
Wholesale	—	—	25,354	—	25,354

Total revenue	—	183,560	130,223	—	313,783

Costs of sales:
Retail equipment and related sales costs	—	43,901	28,123	—	72,024
Retail service costs	—	57,399	35,317	—	92,716
Retail supplies and rental costs	—	10,504	3,801	—	14,305
Wholesale costs	—	—	21,448	—	21,448

Total cost of sales	—	111,804	88,689	—	200,493

Gross profit	—	71,756	41,534	—	113,290
Operating expenses:
Selling, general and administrative expenses	1,349	75,209	39,834	—	116,392
Restructuring charges (credits)	—	354	(744)	—	(390)
Equity (income) loss	(18,193)	(10,931)	(16,217)	45,341	—
Other (income) expense, net	7,053	(2,675)	(1,119)	(1,740)	1,519

Total operating expenses	(9,791)	61,957	21,754	43,601	117,521

Operating earnings (loss)	9,791	9,799	19,780	(43,601)	(4,231)
Interest expense	(6,740)	(1,520)	(2,394)	2,500	(8,154)
Interest income	1,383	1,793	(413)	(2,557)	206

Earnings (loss) before income taxes	4,434	10,072	16,973	(43,658)	(12,179)
Provision (benefit) for income taxes	(22)	4,585	(21,198)	—	(16,635)

Net earnings (loss)	$4,456	$5,487	$38,171	$(43,658)	$4,456

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Three Months Ended December 31, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$81,092	$33,515	$—	$114,607
Retail service	—	101,283	55,210	—	156,493
Retail supplies and rentals	—	25,195	9,817	—	35,012
Wholesale	—	—	24,969	—	24,969

Total revenue	—	207,570	123,511	—	331,081

Costs of sales:
Retail equipment and related sales costs	—	52,628	21,745	—	74,373
Retail service costs	—	59,893	36,047	—	95,940
Retail supplies and rental costs	—	15,178	5,436	—	20,614
Wholesale costs	—	—	20,132	—	20,132

Total cost of sales	—	127,699	83,360	—	211,059

Gross profit	—	79,871	40,151	—	120,022
Operating expenses:
Selling, general and administrative expenses	1,218	71,701	35,801	—	108,720
Restructuring charges (credits)	—	11,914	8,132	—	20,046
Equity (income) loss	29,242	12,783	3,148	(45,173)	—
Other (income) expense, net	(12,202)	2,642	11,421	—	1,861

Total operating expenses	18,258	99,040	58,502	(45,173)	130,627

Operating earnings (loss)	(18,258)	(19,169)	(18,351)	45,173	(10,605)
Interest expense	(6,626)	(671)	(16,830)	16,196	(7,931)
Interest income	16,195	559	(129)	(16,196)	429

Earnings (loss) before income taxes	(8,689)	(19,281)	(35,310)	45,173	(18,107)
Provision (benefit) for income taxes	8,252	(1,204)	(8,214)	—	(1,166)

Net earnings (loss)	$(16,941)	$(18,077)	$(27,096)	$45,173	$(16,941)

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Nine Months Ended December 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$211,802	$114,307	$—	$326,109
Retail service	—	294,028	161,133	—	455,161
Retail supplies and rentals	—	59,468	22,004	—	81,472
Wholesale	—	—	70,020	—	70,020

Total revenue	—	565,298	367,464	—	932,762

Costs of sales:
Retail equipment and related sales costs	—	135,601	76,312	—	211,913
Retail service costs	—	171,032	99,105	—	270,137
Retail supplies and rental costs	—	36,036	12,257	—	48,293
Wholesale costs	—	—	57,877	—	57,877

Total cost of sales	—	342,669	245,551	—	588,220

Gross profit	—	222,629	121,913	—	344,542
Operating expenses:
Selling, general and administrative expenses	3,987	222,536	108,799	—	335,322
Restructuring charges (credits)	—	1,483	(3,942)	—	(2,459)
Equity (income) loss	(27,761)	(20,561)	(42,149)	90,471	—
Other (income) expense, net	4,559	(14,775)	(41,344)	53,608	2,048

Total operating expenses	(19,215)	188,683	21,364	144,079	334,911

Operating earnings (loss)	19,215	33,946	100,549	(144,079)	9,631
Interest expense	(20,201)	(2,975)	(8,233)	8,146	(23,263)
Interest income	4,023	2,147	2,790	(8,146)	814

Earnings (loss) before income taxes	3,037	33,118	95,106	(144,079)	(12,818)
Provision (benefit) for income taxes	—	4,820	(20,675)	—	(15,855)

Net earnings (loss)	$3,037	$28,298	$115,781	$(144,079)	$3,037

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands)

(Unaudited)

	Supplemental Consolidating Statement of Operations For the Nine Months Ended December 31, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$241,345	$101,263	$—	$342,608
Retail service	—	316,500	161,217	—	477,717
Retail supplies and rentals	—	72,137	25,039	—	97,176
Wholesale	—	—	70,328	—	70,328

Total revenue	—	629,982	357,847	—	987,829

Costs of sales:
Retail equipment and related sales costs	—	160,533	65,727	—	226,260
Retail service costs	—	181,871	102,473	—	284,344
Retail supplies and rental costs	—	43,005	14,617	—	57,622
Wholesale costs	—	—	56,832	—	56,832

Total cost of sales	—	385,409	239,649	—	625,058

Gross profit	—	244,573	118,198	—	362,771
Operating expenses:
Selling, general and administrative expenses	3,284	239,274	103,764	—	346,322
Restructuring charges (credits)	—	11,914	7,538	—	19,452
Equity (income) loss	47,975	10,816	(17,410)	(41,381)	—
Other (income) expense, net	(22,879)	528	24,002	—	1,651

Total operating expenses	28,380	262,532	117,894	(41,381)	367,425

Operating earnings (loss)	(28,380)	(17,959)	304	41,381	(4,654)
Interest expense	(22,332)	(1,821)	(48,412)	46,812	(25,753)
Interest income	46,811	874	105	(46,812)	978
Write-off of debt issuance costs	(20,562)	—	—	—	(20,562)

Earnings (loss) before income taxes	(24,463)	(18,906)	(48,003)	41,381	(49,991)
Provision (benefit) for income taxes	10,533	(11,512)	(14,016)	—	(14,995)

Net earnings (loss)	$(34,996)	$(7,394)	$(33,987)	$41,381	$(34,996)

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands)

(Unaudited)

	Supplemental Consolidating Balance Sheet Information December 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Non - Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$6,619	$31,088	$51,547	$—	$89,254
Accounts receivable, net	—	136,246	115,348	—	251,594
Inventories	—	60,482	58,240	—	118,722
Due (to)/from affiliate	(580,948)	430,274	146,629	4,045	—
Prepaid expenses, deferred income taxes and other current assets	1,036	6,526	10,783	—	18,345

Total current assets	(573,293)	664,616	382,547	4,045	477,915
Equipment on operating leases, net	—	14,042	10,160	—	24,202
Property and equipment, net	31	47,511	7,279	—	54,821
Goodwill, net	—	145,980	156,841	—	302,821
Other intangible assets, net	—	2,300	172	—	2,472
Investment in subsidiaries	1,052,263	149,834	1,054,996	(2,257,093)	—
Deferred income taxes	—	3,461	4,520	—	7,981
Other assets	4,651	14,743	5,821	—	25,215

Total assets	$483,652	$1,042,487	$1,622,336	$(2,253,048)	$895,427

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,428	$2,757	$—	$4,185
Accounts payable	81	92,808	75,575	—	168,464
Accrued expenses and other current liabilities	4,041	52,675	37,364	—	94,080
Taxes payable	40	(7,372)	43,466	—	36,134
Deferred revenue	—	25,140	18,942	—	44,082

Total current liabilities:	4,162	164,679	178,104	—	346,945
Long-term debt and notes payables, less current maturities	236,057	2,980	811	—	239,848
Deferred income taxes and other long-term liabilities	—	43,242	21,959	—	65,201

Total liabilities	240,219	210,901	200,874	—	651,994

6.5% convertible participating shares	294,716	—	—	—	294,716

Shareholders’ equity (deficit)
Ordinary shares	5,268	1,188,957	236,949	(1,425,906)	5,268
Additional paid-in capital	328,876	26,729	441,594	(468,323)	328,876
Retained earnings (accumulated deficit)	(354,657)	(465,613)	899,393	(433,780)	(354,657)
Accumulated other comprehensive (loss) income	(30,770)	81,513	(156,474)	74,961	(30,770)

Total shareholders’ equity (deficit)	(51,283)	831,586	1,421,462	(2,253,048)	(51,283)

Total liabilities & shareholders’ equity (deficit)	$483,652	$1,042,487	$1,622,336	$(2,253,048)	$895,427

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands)

(Unaudited)

	Supplemental Consolidating Balance Sheet Information March 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Non Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$68,389	$22,092	$22,309	$—	$112,790
Accounts receivable, net	—	131,432	115,564	—	246,996
Inventories	—	48,239	45,056	—	93,295
Due (to)/from affiliate	(607,012)	483,128	119,839	4,045	—
Prepaid expenses, deferred income taxes and other current assets	932	6,580	9,350	—	16,862

Total current assets	(537,691)	691,471	312,118	4,045	469,943
Equipment on operating leases, net	—	18,130	11,348	—	29,478
Property and equipment, net	27	58,736	7,125	—	65,888
Goodwill, net	—	144,144	138,286	—	282,430
Other intangible assets, net	—	2,168	172	—	2,340
Investment in subsidiaries	993,301	114,351	854,497	(1,962,149)	—
Deferred income taxes	—	7,688	—	—	7,688
Other assets	5,428	14,673	5,700	—	25,801

Total assets	$461,065	$1,051,361	$1,329,246	$(1,958,104)	$883,568

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,315	$1,897	$—	$3,212
Accounts payable	95	83,219	52,146	—	135,460
Accrued expenses and other current liabilities	10,559	73,368	45,036	—	128,963
Taxes payable	(169)	59,753	(12,384)	—	47,200
Deferred revenue	—	24,941	20,149	—	45,090

Total current liabilities:	10,485	242,596	106,844	—	359,925
Long-term debt and notes payables, less current maturities	235,727	3,814	1,220	—	240,761
Deferred income taxes and other long-term liabilities	—	52,801	15,228	—	68,029

Total liabilities	246,212	299,211	123,292	—	668,715

6.5% convertible participating shares	279,608	—	—	—	279,608

Shareholders’ equity (deficit)
Ordinary shares	5,194	1,188,947	237,022	(1,425,969)	5,194
Additional paid-in capital	328,070	26,743	442,065	(468,808)	328,070
Retained earnings (accumulated deficit)	(342,586)	(491,934)	822,105	(330,171)	(342,586)
Accumulated other comprehensive (loss) income	(55,433)	28,394	(295,238)	266,844	(55,433)

Total shareholders’ equity (deficit)	(64,755)	752,150	1,205,954	(1,958,104)	(64,755)

Total liabilities & shareholders’ equity (deficit)	$461,065	$1,051,361	$1,329,246	$(1,958,104)	$883,568

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands)

(Unaudited)

	Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended December 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(62,650)	$19,071	$35,799	$—	$(6,980)
Investing activities
Capital expenditures	—	(7,938)	(8,354)	—	(16,292)
Purchase of subsidiary, net of cash acquired	—	(2,110)	—	—	(2,110)
Proceeds from sale of subsidiary	—	62	147	—	209
Proceeds from the sale of property and equipment	—	84	229	—	313

Net cash used in investing activities	—	(9,902)	(7,978)	—	(17,880)

Financing activities
Net borrowings (payments) of debt	—	(1,180)	(108)	—	(1,288)
Proceeds from stock options exercised	880	—	—	—	880

Net cash provided by (used in) financing activities	880	(1,180)	(108)	—	(408)

Effect of exchange rates	—	207	1,525	—	1,732

Net increase (decrease) in cash and cash equivalents	(61,770)	8,996	29,238	—	(23,536)
Cash and cash equivalents, beginning of period	68,389	22,092	22,309	—	112,790

Cash and cash equivalents, end of period	$6,619	$31,088	$51,547	$—	$89,254

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(in thousands)

(Unaudited)

	Supplemental Condensed Consolidating Statement of Cash Flows For the Nine Months Ended December 31, 2003
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non - Guarantors (3)	Eliminations	Consolidated Total
Net cash provided by (used in) operating activities	$(16,350)	$37,746	$30,877	$—	$52,273
Investing activities
Capital expenditures	—	(26,226)	(9,646)	—	(35,872)
Proceeds from the sale of property and equipment	—	403	303	—	706

Net cash used in investing activities	—	(25,823)	(9,343)	—	(35,166)

Financing activities
Net borrowings (payments) of debt	10,715	2,070	(1,271)	—	11,514
Payment of debt issue costs	(10,767)	—	—	—	(10,767)

Net cash provided by (used in) financing activities	(52)	2,070	(1,271)	—	747

Effect of exchange rates	—	1,117	4,591	—	5,708

Net increase (decrease) in cash and cash equivalents	(16,402)	15,110	24,854	—	23,562
Cash and cash equivalents, beginning of period	42,709	13,898	24,886	—	81,493

Cash and cash equivalents, end of period	$26,307	$29,008	$49,740	$—	$105,055

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:

•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of the Company’s Australian Subsidiaries;

•	Danka Business Finance Ltd., Danka Canada Inc. and Kalmara Inc., representing all of our Canadian subsidiaries;

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka UK Plc, the Company’s primary UK operating subsidiary, and Danka Services International Ltd., a UK subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of the Company’s United States Subsidiaries other than certain dormant entities.

(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Note 11. Subsequent Events

On February 4, 2005, the Company announced plans to eliminate inefficiencies in its field operations, and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. The Company plans to take a charge to earnings of $20 million to $30 million over the next several quarters, with severance costs of between $17 million to $25 million, and facilities costs of between $3 million to $5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Danka’s mission is to deliver value to clients worldwide by using our expert sales, technical and professional services to implement effective document information solutions and services. Our product portfolio is designed to enable choice, convenience, custom cost management and continuity. Our vision is to empower our customers to benefit fully from the convergence of image and document technologies in a connected environment. This approach will strengthen our client relationships and expand Danka’s strategic value.

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

We currently operate in over 20 countries. Our reportable segments are the Americas and Europe/Australia, both of which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of the operations in certain countries in light of uncertain conditions. Based on these evaluations, during the quarter ended December 31, 2004, we implemented plans to exit operations in Portugal and Russia. The impact of these exit plans is immaterial to our business, financial condition, results of operations and our competitive position. Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities and we may also be required to realize cumulative translation losses and minimum pension liabilities that would reduce our earnings, all or any of which may have a material impact on our operating results.

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts—We provide an allowance on our accounts receivable for estimated losses. Our estimates are based upon the aging of our accounts receivable and expected credits to our customers due to billing disputes and inaccuracies and bad debts. If the financial condition of any of our customers were to deteriorate and result in the impairment of their ability to make payments to us or if actual credits exceed estimated credits, an additional allowance may be required.

The following table summarizes our net accounts receivable:

	December 31, 2004	March 31, 2004
Accounts receivable, gross	$294,263	$294,249
Allowance for doubtful accounts	(42,669)	(47,253)

Accounts receivable, net	$251,594	$246,996

Allowance for doubtful accounts as a % of gross accounts receivable	14.5%	16.1%

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

Revenue Recognition—Wholesale and retail equipment and related sales are recognized upon acceptance of delivery by the customer. In the case of equipment sales financed by third party finance/leasing companies, retail equipment and related sales are recognized upon acceptance of delivery by the customer and credit acceptance by the finance/leasing company, if later. In addition, for the sale of certain digital equipment that requires a comprehensive setup by us before it can be used by a customer, such as a Heidelberg 9110/9150 or equivalent type of equipment, revenue is recognized upon acceptance of delivery and installation by the customer and written confirmation of installation by a company representative. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon equipment usage by the customer.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at December 31, 2004. We have a valuation allowance against net deferred tax assets in most jurisdictions at December 31, 2004.

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

We had goodwill of $302.8 million as of December 31, 2004. If it is determined under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), that our goodwill is impaired, we will be required to write-down the value of such goodwill in amounts that could have a material impact on our operations.

We performed our annual impairment test during the fourth quarter of our fiscal year 2004, under the requirements of SFAS 142. Based on the results of that impairment test, no adjustments for impairment were necessary.

Accounting for Stock Based Compensation—As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise prices of all options granted under these plans were equal to the market price of the underlying American Depository Shares (“ADS”) on the grant date, no stock-based employee compensation expense was recognized in net earnings. In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity (deficit), net of related tax benefits.

For disclosure purposes we compute the impact to earnings (loss) of stock-based compensation using the Black-Scholes option pricing model. SFAS 123 allows the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and price volatility of the underlying stock. Because our stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing model does not necessarily provide a reliable single measure of the fair value of employee stock options.

In December 2004, the FASB issued FASB Statement No. 132B, “Share-Based Payment” (“SFAS 132R”), which revises SFAS 123 and supersedes APB 25, and its related guidance. SFAS 132R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award in the statement of operations. Pro forma disclosure is no longer allowable under the new standard. Adoption of SFAS 123R is required as of the beginning of the first interim reporting period that begins after June 15, 2005. We have not yet assessed the impact the adoption of SFAS 123R will have on our consolidated financial statements.

Restructuring Charges—We recognized restructuring charges for the consolidation of back office functions, exiting non-strategic real estate facilities and reducing headcount. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 4—“Restructuring Charges (Credits)” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

All tables presented herein are in thousands unless otherwise noted.

Financial Condition

	December 31, 2004		March 31, 2004
Total assets	$895,427		$883,568
Total liabilities	$651,994		$668,715
Working capital	$130,970		$110,018
Liabilities to liabilities and capital	73%		76%
Inventory turnover ratio	4	x	5	x

Total assets as of December 31, 2004 increased $11.9 million or 1.3%, from March 31, 2004. This increase was primarily from increases in inventory of $25.4 million due to an extension in our line of credit with vendors which allowed us to increase our inventory levels to meet customer demands in our European countries and goodwill of $20.4 million due to foreign currency movements offset by a decrease in property and equipment of $11.1 million due to the continuing depreciation of the assets and the decrease in capital spending during the year and a decrease in cash of $23.5 million to fund operations, including the acquisition of a regional print service provider.

Total liabilities decreased $16.7 million, or 2.5% primarily due to the payout of severance and facility lease obligations related to our 2004 Restructuring Plan and taxes payable offset by an increase in accounts payable due to the increase of inventory through the extension of our line of credit with vendors.

Working capital, defined as current assets less current liabilities, increased $21.0 million from March 31, 2004 primarily resulting from the increase in inventories and accounts receivable during the nine months ending December 31, 2004.

Liabilities to liabilities and capital decreased slightly at December 31, 2004 compared to March 31, 2004.

For the period ending December 31, 2004, our annualized inventory turnover ratio decreased to 4x compared from 5x at March 31, 2004. The decrease is due to an increase in inventory in Europe to meet customer demand. Inventory turnover ratio is calculated by dividing non-retail service cost of sales by ending inventory for the period.

Results of Operations

Certain prior year amounts have been reclassified to conform to current year presentation.

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Retail equipment and related sales	35.6%	34.6%	35.0%	34.7%
Retail service	48.3	47.3	48.8	48.4
Retail supplies and rentals	8.0	10.6	8.7	9.8
Wholesale	8.1	7.5	7.5	7.1

Total revenue	100.0	100.0	100.0	100.0
Cost of sales	63.9	63.7	63.1	63.3

Gross profit	36.1	36.3	36.9	36.7

Selling, general and administrative expenses	37.1	32.8	35.9	35.1
Restructuring charges (credits)	(0.1)	6.1	(0.2)	2.0
Other (income) expense	0.5	0.6	0.2	—

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Operating earnings (loss)	(1.4)	(3.2)	1.0	(0.4)
Interest expense	(2.6)	(2.4)	(2.5)	(2.6)
Interest income	0.1	0.1	0.1	0.1
Write-off of debt issuance costs	—	—	—	(2.1)

Earnings (loss) before income taxes	(3.9)	(5.5)	(1.4)	(5.0)
Provision (benefit) for income taxes	(5.3)	(0.4)	(1.7)	(1.5)

Net earnings (loss)	1.4%	(5.1)%	0.3%	(3.5)%

The following table sets forth for the periods indicated the percentage of revenue change from the year-ago period:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Retail equipment and related sales	(2.4)%	(5.9)%	(4.8)%	(2.1)%
Retail service	(3.2)	(10.1)	(4.7)	(9.2)
Retail supplies and rentals	(28.2)	(0.3)	(16.2)	(8.9)
Wholesale	1.5	12.8	(0.4)	14.5

Total revenue	(5.2)%	(6.2)%	(5.6)%	(5.4)%

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Retail equipment and related sales	35.6%	35.1%	35.0%	34.0%
Retail service	38.8	38.7	40.7	40.5
Retail supplies and rentals	43.1	41.1	40.7	40.7
Wholesale	15.4	19.4	17.3	19.2

Total gross profit margin	36.1%	36.3%	36.9%	36.7%

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures and depreciation and amortization for each of our operating segments:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Revenues
Americas	$155,129	$180,328	$481,331	$539,797
Europe/Australia	158,654	150,753	451,431	447,998
Other (1)	—	—	—	34

Total Revenues	$313,783	$331,081	$932,762	$987,829

Gross Profit
Americas	$63,568	$70,662	$197,252	$216,092
Europe/Australia	49,722	48,845	147,290	146,142
Other (1)	—	515	—	537

Total Gross Profit	$113,290	$120,022	$344,542	$362,771

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Operating Earnings (Loss)
Americas	$4,586	$10,107	$22,063	$15,056
Europe/Australia	1,832	4,911	13,163	16,418
Other (1)	(10,649)	(25,623)	(25,595)	(36,128)

Total Operating Earnings (Loss)	$(4,231)	$(10,605)	$9,631	$(4,654)

Capital Expenditures
Americas	$3,551	$2,635	$7,145	$23,087
Europe/Australia	2,317	4,698	8,527	10,021
Other (2)	65	(2,548)	620	2,764

Total Capital Expenditures	$5,933	$4,785	$16,292	$35,872

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Depreciation and Amortization
Americas	$6,633	$9,528	$20,071	$27,888
Europe/Australia	2,663	4,593	7,806	10,239
Other (1)	643	457	1,655	1,147

Total Depreciation and Amortization	$9,939	$14,578	$29,532	$39,274

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Other includes corporate assets.

The following table sets forth for the periods indicated the percentage of revenue change from the year-ago period for each of our operating segments:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Americas	(14.0)%	(11.9)%	(10.8)%	(13.0)%
Europe/Australia	5.2	1.6	0.8	5.8

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings margin percentages for each of our operating segments:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Gross profit margin
Americas	41.0%	39.2%	41.0%	40.0%
Europe/Australia	31.3	32.4	32.6	32.6

Operating earnings margin
Americas	3.0%	5.6%	4.6%	2.8%
Europe/Australia	1.2	3.3	2.9	3.7

Three Months Ended December 31, 2004 compared to the Three Months Ended December 31, 2003

Revenue

Revenue includes customer purchases of office peripherals; professional, consulting and maintenance services; supplies; software and related support products; and leasing arrangements. Total revenue for the third quarter of fiscal year 2005 declined by $17.3 million or 5.2% to $313.8 million compared to the year-ago quarter with the Americas segment down 14.0% and the Europe/Australia segment up 5.2%. This decrease was the result of a decline in retail service revenue due to a decline in machines in field (“MIF”) because of the continuing industry-wide conversion from analog-to-digital equipment and a decline in overall sales coverage in our Americas operations due to restructuring efforts aimed at reducing our cost structure and a decline in retail equipment and related sales revenue from our Americas Enterprise and National Accounts. Our total revenue in the current year third quarter was impacted by a $13.6 million positive foreign currency movement compared to the year-ago quarter, all of which was attributable to Europe/Australia. During the third quarter of fiscal year 2005, 49.4% of our revenue was generated by our Americas segment and 50.6% by our Europe/Australia segment.

Retail equipment and related sales revenue declined by $2.8 million or 2.4% to $111.8 million. The Americas segment was down $13.7 million or 18.9%. This decrease in the Americas segment is the result of our declining revenue streams from our Enterprise and National Accounts sales channels. This decline is primarily due to the maturation of existing accounts and increased competition in these channels. Our intentions are to make up for the shortfall by increasing sales coverage in certain of our Americas sales channels. We have had difficulty hiring and retaining qualified sales personnel. This may continue to hinder our progress in growing retail equipment and related sales revenue in the Americas segment.

Retail equipment and related sales revenue in the Europe/Australia segment was up $10.9 million or 25.7%. This increase in the Europe/Australia segment is attributed to positive foreign currency movement of $4.2 million or 10.1% during the current quarter. We are experiencing turn-over in our UK sales force which is impacting revenue in the segment. We have had difficulty hiring and retaining qualified sales personnel. This may continue to hinder our progress in growing retail equipment and related sales revenue in the Europe/Australia segment.

In line with the decrease in retail equipment and related sales revenue and the trend toward lower MIF, retail service revenue declined by $5.0 million or 3.2% to $151.5 million. The Americas segment was down $3.5 million or 3.9%. This decrease in the Americas segment is a direct result of the continued decline in our MIF and a decline in our average monthly per machine copy volumes. During fiscal year 2004, we strategically reduced the number of service personnel in the field which is causing some declines in our MIF and the revenue therefrom.

Retail service revenue in the Europe/Australia segment was down $1.6 million or 2.3%. This decline is primarily due to ongoing service declines in the UK, Germany and France as a result of reduced MIF due to a sales coverage decline and a de-emphasis on rental investments. This decrease was partially offset by a positive foreign currency movement of $5.5 million or 8.1%.

Retail supplies and rental revenue declined by $9.9 million or 28.2% to $25.1 million. The Americas segment was down $8.1 million or 40.9%. Supplies decreased $5.9 million in the Americas segment primarily due to the decline in our Kodak analog base. The Kodak base uses a proprietary supply product and that page volume is rapidly moving to digital, a natural but negative consequence of digital transition. Rental revenue for the quarter decreased $2.2 million due to strategic initiatives to de-emphasize investment in rental equipment as leases expire. This initiative reduces cash outlays for such equipment.

Retail supplies and rental revenue in the Europe/Australia segment was down $1.8 million or 11.7%. This decrease in total retail supplies and rental revenue for the Europe/Australia segment was primarily due to our strategic initiatives to de-emphasize investment in rental equipment as mentioned above. This decrease was partially offset by a positive foreign currency movement of $2.1 million or 6.9%.

Wholesale revenue for the third quarter of fiscal year 2005 increased slightly during the quarter ended December 31, 2004 compared to the year-ago quarter.

Gross Profit Margin

Our total gross profit margin, after costs of goods sold which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, remained relatively constant at 36.1% in the third quarter ended December 31, 2004 compared to 36.3% in the year-ago quarter. The gross profit margin for the Americas segment increased to 41.0% from 39.2% and the Europe/Australia segment decreased to 31.3% from 32.4%.

The retail equipment and related sales margin increased to 35.6% in the third quarter from 35.1% in the year-ago quarter. The smaller percentage of business coming from our Americas Enterprise and National Accounts, which generally are lower margin deals, contributed to our higher margins this quarter. However, we are experiencing increasing competition which is putting pressure on our margins.

Retail service margins remained stable at 38.8% in the third quarter versus 38.7% in the year-ago quarter.

Retail supplies and rental margins increased to 43.1% in the third quarter from 41.1% in the year-ago quarter. This increased primarily related to the de-emphasis on investment in rental equipment which resulted in lower depreciation costs for the quarter. The increase was partially offset by a decrease in supplies margins in the Americas segment due to the decline in our Kodak analog base which generally has higher margins.

Wholesale margins decreased to 15.4% in the third quarter from 19.4% in the year-ago quarter due to a shift toward lower margin business in an effort to win back customer loyalty resulting from poor execution on deliveries to customers due to back office constraints. Our conversion to the Oracle system in certain European locations will help to alleviate these constraints, even though we experienced some difficulties this quarter due to the implementation of the system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the third quarter of fiscal year 2005 increased by $7.7 million or 7.1% from the year-ago quarter to $116.4 million. SG&A primarily consists of compensation and commissions, professional and consulting fees, selling and marketing expenses, facility rentals, depreciation on fixed assets and information systems related to general management functions. The current quarter included $3.1 million for outside resources relating to Sarbanes-Oxley compliance and $1.0 million for other consulting services. The year-ago quarter included a one-time favorable pension adjustment of $2.3 million. The foreign currency movement increased SG&A for the current quarter by 3.9% or $4.2 million. As a percentage of total revenue, SG&A expenses increased to 37.1% from 32.8%.

Restructuring Charges (Credits)

During the third quarter of fiscal 2004, we recorded a $20.0 million restructuring charge for severance related to our 2004 restructuring plan aimed at cost reductions.

Other (Income) Expense

Other expense was $1.5 million for the third quarter of fiscal year 2005 compared to other expense of $1.9 million in the year-ago quarter. Other expense consisted of a foreign currency loss of $0.4 million in the Europe/Australia segment in the current quarter and a loss of $1.1 million associated with our exit plans of our subsidiaries in Portugal and Russia. The prior year quarter included a $1.9 million write-off of trademark costs associated with the Kodak acquisition.

Operating Earnings (Loss)

For the third quarter of fiscal year 2005, the operating loss was $4.2 million compared to a loss of $10.6 million in the year-ago quarter. The prior year quarter included the restructuring charge of $20.0 million discussed above. The loss for the current quarter is attributable to lower revenues and higher SG&A costs.

Interest Expense

Interest expense increased by $0.2 million to $8.1 million for the third quarter of fiscal year 2005.

Income Taxes

We recorded an income tax benefit of $16.6 million in the third quarter of fiscal year 2005 compared to a benefit of $1.2 million in the prior year period. The tax benefit for the current quarter is primarily attributable to adjustments to tax liabilities and valuation allowance for prior periods of $19.8 million less tax expense attributable to current year results of $3.2 million. The adjustments primarily related to favorable settlements of tax audits in the Company’s European operations, partially offset by increases in tax liabilities in the U.S. The Company recognized a tax expense on the current year operating loss due to the inability to recognize a tax benefit on the losses incurred in most jurisdictions.

Net Earnings (Loss)

For the third quarter of fiscal year 2005, we generated net income of $4.5 million compared to a net loss of $16.9 million in the year-ago quarter. The current quarter income includes the tax benefit attributable to the favorable tax settlements in foreign jurisdictions as discussed above. The net loss for the prior year quarter includes the restructuring charge of $20.0 million also discussed above.

After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss available to common shareholders of $0.01 per ADS in the third quarter of fiscal year 2005 compared to a net loss available to common shareholders of $0.35 per ADS in the year-ago quarter.

Exchange Rates

Fluctuations in the exchange rates between the British pound sterling and the United States dollar affect the British pound sterling market price of our ordinary shares on the London Stock Exchange and the dollar market price of our American Depository Shares.

We operate in over 20 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. During the third quarter of fiscal year 2005, 56.0% of our revenue was generated outside the United States with 50.6% of our revenues generated in Europe/Australia and 5.4% in the foreign locations of our Americas segment We generated 51.6% of our revenue for the third quarter of fiscal year 2004 outside the United States with 45.5% generated in Europe/Australia and 6.1% in the foreign locations of our Americas segment.

In comparing the average exchange rates between the third quarter of fiscal year 2005 and the year-ago period, the euro currency and the British pound sterling strengthened against the dollar by approximately 9.1% and 9.6%, respectively. The change in exchange rates positively impacted revenue by approximately $13.6 million and negatively impacted gross margins and SG&A expenses by $4.2 million in each category.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our inter-company loans at December 31, 2004, an increase of 1% in the exchange rate for the euro and British pound sterling would cause a foreign exchange loss of approximately $0.3 million, while a decrease of 1% in the exchange rate of the euro and the British pound sterling would cause a foreign exchange gain of approximately $0.3 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries from local currencies to the United States dollar. Currently, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.4 million loss in the third quarter of fiscal year 2005. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.1 million gain in the third quarter of fiscal year 2004.

Nine Months Ended December 31, 2004 compared to the Nine Months Ended December 31, 2003

Revenue

Total revenue for the first nine months of fiscal year 2005 declined by $55.1 million or 5.6% to $932.8 million compared to the year-ago period with the Americas segment down 10.8% and the Europe/Australia segment up 0.8%. Our total revenue in the current year was impacted by a $36.4 million positive foreign currency movement compared to the year-ago period, all of which was attributable to Europe/Australia. During the first nine months of fiscal year 2005, 51.6% of our revenue was generated by our Americas segment and 48.4% by our Europe/Australia segment.

Retail equipment and related sales revenue declined by $16.5 million or 4.8% to $326.1 million. The Americas segment was down $22.1 million or 10.9%. This decrease in the Americas segment is the result of our declining revenue streams from our Americas Enterprise and National Accounts sales channels. This decline is primarily due to the maturation of existing accounts and increased competition in these channels. Our intentions are to make up for the shortfall by increasing sales coverage in certain of our Americas sales channels. We have had difficulty hiring and retaining qualified sales personnel. This may continue to hinder our progress in growing retail equipment and related sales revenue in the Americas segment.

Retail equipment and related sales revenue in the Europe/Australia segment was up $5.6 million or 4.1%. This increase in the Europe/Australia segment is attributed to a positive foreign currency movement of $11.4 million or 8.2% during the current period. Revenue in the current year was impacted by a change in vendor suppliers in Australia which caused a delay in shipments during the second quarter. We are experiencing turn-over in our UK sales force which is impacting revenue in the segment. We have had difficulty hiring and retaining qualified sales personnel. This may continue to hinder our progress in growing retail equipment and related sales revenue in the Europe/Australia segment.

In line with the decrease in retail equipment and related sales revenue, retail service revenue declined by $22.5 million or 4.7% to $455.2 million. The Americas segment was down 7.5%. This decrease in the Americas segment is a direct result of the continued decline in our MIF and a decline in our average monthly per machine copy volumes. During fiscal year 2004, we strategically reduced the number of service personnel in the field which is causing some declines in our MIF and the revenue therefrom.

Retail service revenue in the Europe/Australia segment was comparable to the prior year period after a positive foreign currency movement of $15.6 million or 7.9%. The positive currency movement was offset by ongoing service declines in the UK, Germany and France as a result of reduced MIF due to a sales coverage decline and a de-emphasis on rental investments.

Retail supplies and rental revenue declined by $15.7 million or 16.2% to $81.5 million. The Americas segment was down 27.1%. Supplies decreased $10.0 million in the Americas segment primarily due to the decline in our Kodak analog base. The Kodak base uses a proprietary supply product and that page volume is rapidly moving to digital, a natural but negative consequence of digital transition. Rental revenue for the period decreased $5.5 million due to strategic initiatives to de-emphasize investment in rental equipment as leases expire. This initiative reduces cash outlays for such equipment.

Retail supplies and rental revenue in the Europe/Australia segment was comparable to the prior period after a positive foreign currency movement of $3.5 million or 8.6% for Europe/Australia. The positive currency movement was offset primarily by our strategic initiatives to de-emphasize investment rental equipment as mentioned above.

Wholesale revenue decreased by $0.3 million or 0.4% to $70.0 million.

Gross Profit Margin

Our total gross profit margin increased slightly to 36.9% for the nine months ended December 31, 2004 from 36.7% in the year-ago period. The increase in our gross profit margin is primarily due to the increase in margins during the first quarter of fiscal year 2005. The gross profit margin for the Americas segment increased to 41.0% from 40.0% and the Europe/Australia segment remained stable at 32.6%.

The retail equipment and related sales margin increased to 35.0% from 34.0% in the year-ago period primarily due to the shift in the mix of our sales toward higher margin equipment sales in all segments. The smaller percentage of business coming from our Americas Enterprise and National accounts, which generally are lower margin deals, contributed to our higher margins during the period. However, we are experiencing increasing competition which is putting pressure on our margins.

Retail service margins increased to 40.7% from 40.5% in the year-ago period primarily due to lower parts and labor costs.

Retail supplies and rental margins remained stable at 40.7%. Margins increased primarily related to the de-emphasis on investment in rental equipment which resulted in lower depreciation costs for the quarter. The increase was partially offset by a decrease in supplies margins in the Americas segment due to the decline in our Kodak analog base which generally has higher margins.

Wholesale margins decreased to 17.3% from 19.2% in the year-ago period due to a shift toward lower margin business in an effort to win back customer loyalty resulting from poor execution on deliveries to customers due to back office constraints. Our conversion to our Oracle system will help to alleviate these constraints, even though we experienced some difficulties due to the implementation of the system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased by $11.0 million or 3.2% from the year-ago period to $335.3 million due to ongoing cost reduction efforts and the progress in the implementation of our worldwide cost reduction program. The cost reduction program allowed us to reduce our compensation expense, lower our professional fees and lower our facility costs. The cost reduction efforts were partially offset by Sarbanes-Oxley compliance costs of $4.8 million for the period, $3.0 million relating to other consulting services and a foreign currency movement which increased SG&A by 3.2% or $11.3 million. As a percentage of total revenue, SG&A expenses increased to 35.9% from 35.1% due to lower revenues for the first nine months of fiscal year 2005.

Restructuring Charges (Credits)

In the first nine months of fiscal year 2004, we recorded a restructuring charge of $20.0 million aimed at cost reductions offset by a reduction in prior years’ restructuring plans of $0.6 million for severance due to employee attrition and a lower estimate of facility charges. In the first nine months of fiscal year 2005, we reversed $3.3 million of restructuring charges for severance due to employee attrition and a change in estimate relating to restructuring plans in our Europe/Australia segment partially offset by a higher estimate of facility charges in the U.S. In addition, during the first nine months of fiscal year 2005, we recorded a $0.9 million restructuring charge related to our 2005 restructuring plan aimed at further cost reductions.

Other (Income) Expense

Other expense was $2.0 million compared to other expense of $1.7 million in the year-ago period. Other expense consisted primarily of a foreign currency loss of $0.8 million and a loss associated with our exit plans of our subsidiaries in Portugal and Russia of $1.1 million. Other expense for the prior year period included a $1.9 million write-off of trademark costs associated with the Kodak acquisition offset by a foreign currency gain of $0.4 million.

Operating Earnings (Loss)

For the first nine months of fiscal year 2005, operating earnings were $9.6 million compared to a loss of $4.7 million in the year-ago period. This improvement was largely due to lower SG&A as discussed above offset by lower revenues for the period.

Interest Expense

Interest expense decreased by $2.5 million to $23.3 million. The decrease was due to a lower effective interest rate on our indebtedness in part because of the refinancing of our debt in July 2003.

Income Taxes

We recorded an income tax benefit of $15.9 million in the first nine months of fiscal year 2005 compared to a benefit of $15.0 million in the prior year period. The tax benefit for the current period is attributable to adjustments to tax liabilities and valuation allowance for prior periods of $19.0 million less tax expense attributable to current year results of $3.1 million. The adjustments primarily related to favorable settlements of tax audits in our European operations partially offset by increases in tax liabilities in the U.S. We recognized a tax expense on the current year operating loss due to the liability to recognize a tax benefit on the losses incurred in most jurisdictions. In the prior year period, we recognized an operating loss which generated an income tax benefit of $11.8 million. In addition, we reversed $3.2 million in foreign tax accruals in the prior year period.

Net Earnings (Loss)

For the first nine months of fiscal year 2005, we generated net income of $3.0 million compared to a net loss of $35.0 million in the year-ago period. During the year-ago period, we wrote off $20.6 million in debt issuance costs relating to the early repayment of our credit facility and incurred restructuring charges of $19.4 million.

After allowing for the dilutive effect of dividends on our participating shares, we generated a net loss available to common shareholders of $0.19 per ADS for the first nine months of fiscal year 2005 compared to a net loss available to common shareholders of $0.79 per ADS in the year-ago period.

Exchange Rates

Fluctuations in the exchange rates between the British pound sterling and the United States dollar affect the British pound sterling market price of our ordinary shares on the London Stock Exchange and the dollar market price of our American Depository Shares.

We operate in over 20 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

The results of operations are affected by the relative strength of currencies in the countries where our products are sold. During the first nine months of fiscal year 2005, 53.8% of our revenue was generated outside the United States with 48.4% of our revenues generated in Europe/Australia and 5.4% in the foreign locations of our Americas segment. We generated 51.1% of our revenue for the first nine months of fiscal year 2004 outside the United States with 45.4% generated in Europe/Australia and 5.7% in the foreign locations of our Americas segment.

In comparing the average exchange rates between the first nine months of fiscal year 2005 and the year-ago period, the euro currency and the British pound sterling strengthened against the dollar by approximately 8.0% and 11.4%, respectively. The change in exchange rates positively impacted revenue by $36.4 million and negatively impacted gross margins and SG&A expenses by $11.8 million and $11.3 million, respectively.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries from local currencies to the United States dollar. Currently, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.8 million loss in the first nine months of fiscal year 2005. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.4 million gain in the first nine months of fiscal year 2004.

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

Cash provided by operations and cash on the balance sheet continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities was $7.0 million for the first nine months of fiscal year 2005 compared to cash flow provided by operating activities of $52.3 million for the first nine months of fiscal year 2004. The $59.3 million decrease in fiscal year 2005 operating cash flow was primarily due to restructuring cash payments of $17.5 million, the build up of inventory during the period and lower equipment and related sales revenues, lower collections on accounts receivable as a result of lower revenues and the application of credits to customers’ accounts of $6.1 million related to the project to validate customer accounts, partially offset by an increase in accounts payable due to the increase in inventory purchases.

Net cash flow used in investing activities was $17.9 million and $35.2 million for the first nine months of fiscal year 2005 and 2004, respectively. The decrease in fiscal year 2005 cash outlays for investing activities was primarily due to decreased spending for property and equipment related, in part, to the Vision 21 project and the new United States headquarters that were completed in fiscal year 2004, offset by the payment of $2.1 million for the acquisition of Image One, a regional print service provider.

Net cash flow used in financing activities was $0.4 million for the first nine months of fiscal year 2005 compared to net cash flow provided by financing activities of $0.7 million for the first nine months of fiscal year 2004. In fiscal year 2004, we refinanced our bank debt.

The Oracle ERP implementation has allowed us to issue customer statements in the United States and more readily reconcile customer accounts. The reconciliation of our United States customer accounts has resulted in the issuance of customer credits and refunds during the first nine months of the fiscal year. During the nine months ended December 31, 2004, we applied $5.0 million of credits to active accounts and refunded $1.1 million to customers.

Restructuring Charges (Credits)

Fiscal Year 2005 Charge: In fiscal year 2005, we formulated plans to continue to reduce our selling, general and administrative costs by reducing headcount in Europe/Australia. As part of these plans, we recorded a $0.9 million restructuring charge in fiscal year 2005. Cash outlays for the employee severance during the nine months ended December 31, 2004 were $0.8 million. The remaining liability of the 2005 restructuring charge, totaling $0.1 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 restructuring charge:

2005 Restructuring Charge:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Severance	$855	$(733)	11	$133
Future lease obligations on facility closures	29	(29)	—	—

Total	$884	$(762)	$11	$133

On February 4, 2005, we announced plans to eliminate inefficiencies in our field operations, and to reduce our selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. We estimate that this program will reduce operating expenses by $44 million to $51 million and cost of goods sold by $16 million to $22 million per year when fully implemented, and will result in a 12% decrease in the worldwide workforce. The actions needed to achieve these savings will be taken in steps over the next two to three quarters and are expected to require up to $37 million of cash. The payback on the cash usage is expected to be less than 12 months. We plan to take a charge to earnings of $20 million to $30 million over the next several quarters, with severance costs of between $17 million to $25 million, and facilities costs of between $3 million to $5 million.

Fiscal Year 2004 Charge: In fiscal year 2004, we formulated plans to significantly reduce our selling, general and administrative costs by consolidating its back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefit” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Cash outlays for the employee severance during the nine months ended December 31, 2004 were $10.1 million. Cash outlays for the remaining terms of the facility leases during the nine months ending December 31, 2004 were $6.4 million. If these leases are not terminated, our payments will continue through their respective terms unless otherwise disposed of. We reversed $2.5 million and $0.8 million of fiscal year 2004 severance and facility charges during the second and third quarter of fiscal year 2005, respectively as a result of employee attrition in its Americas and Europe/Australia segments, a change in restructuring plans in the Europe/Australia segment partially offset by a higher estimate of facility charges in the Americas. The remaining non-cash changes of $0.6 million relate to foreign currency movements. The remaining liability of the 2004 restructuring charge of $10.8 million and $11.2 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Severance	$26,910	$21,524	$(10,079)	$(4,385)	$7,060
Future lease obligations on facility closures	23,684	20,842	(6,385)	434	14,891

Total	$50,594	$42,366	$(16,464)	$(3,951)	$21,951

2004 Restructuring Severance Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Americas	$8,768	$5,946	$(4,356)	$(916)	$674
Europe/Australia	17,957	15,393	(5,675)	(3,332)	6,386
Other	185	185	(48)	(137)	—

Total	$26,910	$21,524	$(10,079)	$(4,385)	$7,060

2004 Restructuring Facility Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Americas	$13,552	$10,840	$(4,667)	$261	$6,434
Europe/Australia	6,126	6,354	(570)	(266)	5,518
Other	4,006	3,648	(1,148)	439	2,939

Total	$23,684	$20,842	$(6,385)	$434	$14,891

Fiscal Year 2002 Charge: Our fiscal year 2002 restructuring charge included $4.9 million related to severance for 355 employees in the Americas and Europe/Australia. Cash outlays for the reductions during the nine months ended December 31, 2004 were $0.2 million. The restructuring charge also included $6.1 million for future lease obligations on 39 facilities that were vacated by March 31, 2002. Due to a change in estimate, we reversed $0.5 million of fiscal year 2002 severance and facility charges during the first quarter of fiscal year 2004. The remaining liability of the 2002 restructuring charge is categorized within “Accrued expenses and other current liabilities.”

The following table summarizes the fiscal year 2002 restructuring charge:

2002 Restructuring Charge:

	Fiscal 2002 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2004
Severance	$4,967	$132	$(7)	$21	$146
Future lease obligations on facility closures	6,074	215	(229)	14	—

Total	$11,041	$347	$(236)	$35	$146

The remaining balance of the 2002 Restructuring Charge is for the Company’s Europe/Australia operating segment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$—	$175,000
Long-term debt – 10.0% Notes	64,520	—	—	64,520	—
Capital lease obligations	5,300	2,053	2,608	639	—
Other long-term obligations	2,675	2,132	264	67	212
Operating lease obligations	56,089	16,890	24,517	8,831	5,851
Purchase obligations	73,397	67,583	5,814	—	—
Pension obligations	17,189	908	3,618	3,618	9,045

Total contractual obligations	$394,170	$89,566	$36,821	$77,675	$190,108

The 10.0% subordinated notes due April 1, 2008 have interest payable of $3.6 million every six months on April 1 and October 1.

The senior notes have a fixed annual interest rate of 11.0% and interest payments of $9.6 million for the senior notes will be paid every six months on June 15 and December 15. The senior notes mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our United States subsidiaries other than certain dormant entities.

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

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The balance of these costs as of December 31, 2004 was $5.6 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of December 31, 2004 was $3.5 million.

We have a credit facility which expires on January 4, 2008, with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires us to keep $5.0 million of cash in an operating account. As of December 31, 2004, the borrowing base for the credit facility was $46.5 million and we had no borrowings under the Fleet Credit Facility.

We incurred $1.7 million in debt issuance costs relating to the origination and amendment of the Fleet Credit Facility and are amortizing these costs over the remaining term of the credit facility. The balance of these costs as of December 31, 2004 was $0.8 million.

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $16.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.4 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of our Netherlands and Belgium subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements as defined by the lender. The borrowing base totaled approximately Euro 6.9 million (U.S. $9.3 million) as of December 31, 2004 and we had no borrowings under the facility. Based on calculations as of December 31, 2004, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.8 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of December 31, 2004, was 1.67%.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of December 31, 2004, the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 27.6% of the total voting power of our capital stock which includes an additional 81,271 participating shares in respect of payment-in-kind dividends.

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

General Electric Capital Corporation—We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. We were not required to make any penalty payments for the years ended March 31, 2003 and 2004. We have not accrued any penalty payments for the nine months ended December 31, 2004.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses. However, we are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them. We may be required to pay between $12 million and $18 million to certain European tax authorities within the next two quarters as a result of audits nearing settlement and recurring operations. In addition, we could be required to pay amounts, which could be material, during the next 12 months, as a result of other tax audits and settlements.

Market Risk Management

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facilities while the 11% senior notes and the 10% subordinated notes bear a fixed rate.

Interest Rate Risk—We are exposed to interest rate risk primarily on our Fleet Credit Facility. We have fixed interest rates on our senior and subordinated notes. We estimate that a 1% change in interest rates would not have a material impact on our results of operations for 2005 since we have not made any borrowings under this facility. The Fleet Credit Facility, as amended on October 21, 2004, bears interest at an annual rate equal to, at our option, (a) the rate of interest publicly announced from time to time by Fleet National Bank as its prime or the sum of the base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon.

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

Foreign Currency Exchange Risk—Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations represented approximately 54% of our consolidated revenue during the first nine months of fiscal year 2005. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we currently do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At December 31, 2004, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the nine month period ended December 31, 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first nine months of fiscal year 2005, as compared to the prior year-ago period, were positively impacted by a $36.4 million foreign currency movement, primarily due to the strengthening of the euro and the British pound sterling against the dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for the nine months ended December 31, 2004 related to the euro and the British pound sterling versus the U.S. dollar.

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

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS 132”).” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis. The revised standard replaces existing pension disclosure requirements. Compliance with SFAS 132 was generally effective for fiscal periods beginning after December 15, 2003. However, since all of the required disclosures relate to the Company’s international plans, the implementation rules are effective for the Company’s year ending March 31, 2005 and as such, no interim period disclosures have been made in this quarterly report on Form 10-Q. The Company does not anticipate the adoption of SFAS 132 to have a material impact on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the use of the two-class method in calculating basic earnings per share by issuers with participating convertible securities. Companies were required to retroactively apply EITF 03-6 to participating securities in the quarter beginning April 1, 2004. The Company adopted EITF 03-6 in the quarter beginning April 1, 2004. Due to the Company’s capital structure and insufficient income, the adoption had no impact on its consolidated financial statements or earning available per share presented herein.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment (“SFAS 123R”),” which revises FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in the statement of operations. Pro forma disclosure is no longer allowable under the new standard. The cost will be recognized over the period during which an employee is required to provide service in exchange for the reward - the requisite service period, usually the vesting period. Adoption of SFAS 123R is required as of the beginning of the first interim reporting period that begins after June 15, 2005. As of December 31, 2004, the Company had not yet assessed the impact the adoption of SFAS 123R will have on its consolidated financial statements.

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

We have outstanding $64.5 million of subordinated notes that have a fixed annual interest rate of 10% and interest payments of $3.2 million for the subordinated notes will be paid every six month on April 1 and October 1. The subordinated notes mature on April 1, 2008.

We have outstanding $175 million aggregate principal amount of senior notes that have a fixed annual interest rate of 11.0% and interest payments of $9.6 million for the senior notes will be paid every six months on June 15 and December 15. The senior notes mature on June 15, 2010.

We also have a credit facility with Fleet Capital Corporation that expires on January 4, 2008, to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sublimit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon.

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $16.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.4 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of our Netherlands and Belgium subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements (as defined) by the lender. The borrowing base totaled approximately Euro 6.9 million (U.S. $9.3 million) as of December 31, 2004 and we had no borrowings under the facility. Based on calculations as of December 31, 2004, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.8 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of December 31, 2004, was 1.67%.

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

Section 404 of the Sarbanes-Oxley Act

We are in the process of documenting and testing our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related SEC rules, which require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our Independent Registered Certified Public Accounting Firm addressing management’s assessments. We consider the implementation of Sarbanes-Oxley Section 404 to be part of our plan to improve controls and are well into implementation. We anticipate expenditures on outside resources of approximately $7 million to $8 million in fiscal year 2005. We are using outside resources combined with internal resources to implement Section 404. The steps we have taken to date and the steps we are still in the process of implementing are subject to continuing management review and testing by our internal and external auditors. We will use our best efforts to evaluate our internal control over financial reporting and remediate any deficiencies by the end of our fiscal year; however, given the effort needed, we may not be able to take all actions required by March 31, 2005 and, therefore, management could conclude that we have one or more material weaknesses in our internal control over financial reporting.

During the course of our testing, we have identified certain matters relating to the design and operational effectiveness of our internal control over financial reporting which need to be remediated, and which could form the basis of one or more material weaknesses ,

These matters include the following:

•	Establish more robust documentation standards to validate compliance with internal policies;

•	Improve the adequacy of general IT controls outside of the U.S.; and

•	Improve internal controls for the following functions:

•	billing and receivables;

•	payroll; and

•	purchasing and disbursements.

We believe that we have in place certain detective controls that compensate for the operational control issues noted above, including, but not limited to:

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

APPROVAL OF NON-AUDIT SERVICES

The audit committee approved Ernst & Young LLP and its affiliates to perform services regarding certain tax matters during the nine months ended December 31, 2004.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition as the result of evolving technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to record and process key data due to ineffective implementation of business processes and policies; (xi) any negative impact from the loss of a key vendor or customer; (xii) any negative impact from the loss of any of our senior or key management personnel; (xiii) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xiv) any negative impact from the international scope of our operations; (xv) fluctuations in foreign currencies; (xvi) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xvii) any inability to comply with the financial or other covenants in our debt instruments; (xviii) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters; (xix) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; and (xx) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs. Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and we have removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which we have opposed. We filed a motion for summary judgment, which plaintiffs have opposed. While the amount sought in this complaint is in excess of $75,000, we can not, at this time, estimate our potential exposure. We will continue to vigorously defend the claims alleged by the plaintiff in this action.

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

The annual general meeting of the shareholders of Danka Business Systems PLC was held on December 7, 2004. At the meeting, the following actions were taken by the shareholders:

1. Todd L. Mavis was elected as Director of the Company. The voting on resolution was as follows:

FOR	195,229,088
AGAINST	5,175,435
ABSTAIN	0

2. Erik Vonk was elected as Director of the Company. The voting on resolution was as follows:

FOR	198,668.908
AGAINST	2,317,737
ABSTAIN	0

3. P. Lang Lowrey, III was re-elected as Director of the Company. The voting on resolution was as follows:

FOR	185,450,959
AGAINST	15,101,024
ABSTAIN	0

4. Michael B. Gifford was re-elected as Director of the Company. The voting on resolution was as follows:

FOR	198,630,582
AGAINST	2,357,063
ABSTAIN	0

The following directors continued their terms of office after the meeting: Kevin C. Daly, Jamie W. Ellertson, Christopher B. Harned, W. Andrew McKenna, J. Ernst Riddle, and James L. Singleton. Richard M. Haddrill retired from the Board of Directors effective December 7, 2004.

5. Ernst & Young LLP was re-appointed as our auditor for fiscal year 2005, and the Board of Directors, or duly appointed Committee thereof, was authorized to fix the auditor’s remuneration. The voting on resolution was as follows:

FOR	197,815,899
AGAINST	2,736,084
ABSTAIN	0

6. The Board of Directors was granted the authority to allot securities up to an aggregate nominal amount of £1,048,759. The voting on resolution was as follows:

FOR	196,278,138
AGAINST	4,709,507
ABSTAIN	0

7. The Board of Directors was granted the authority to allot equity securities, subject to certain limitations, without providing certain pre-emptive rights. The voting was as follows:

FOR	170,487,207
AGAINST	29,987,778
ABSTAIN	0

8. The Board of Directors was granted the authority to allot securities relating to our convertible participating shares up to an aggregate nominal amount of £1,625,000. The voting on resolution was as follows:

FOR	188,253,051
AGAINST	11,910,732
ABSTAIN	0

9. The Board of Directors was granted the authority to allot equity securities relating to our convertible participating shares, subject to certain limitations, without providing certain pre-emptive rights. The voting on resolution was as follows:

FOR	187,263,075
AGAINST	12,923,708
ABSTAIN	0

10. The Directors’ Remuneration report for fiscal year 2004 was approved. The voting on resolution was as follows:

FOR	161,122,145
AGAINST	39,503,900
ABSTAIN	0

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: February 9, 2005	/S/ F. MARK WOLFINGER
F. Mark Wolfinger
Executive Vice-President and Chief Financial Officer
(Principal Financial Officer and Chief
Accounting Officer)