Form 10-K
period 2005-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2005-06-15
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005.

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

The aggregate market value of voting shares held by non-affiliates of the registrant as of September 30, 2004 was $238,916,712 based on the average bid and asked prices of American Depositary Shares or ADSs, as quoted on the NASDAQ SmallCap Market. As of June 1, 2005, the registrant had 254,237,204 ordinary shares outstanding, including 51,211,282 represented by ADSs. Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts.

DANKA BUSINESS SYSTEMS PLC

Annual Report on Form 10-K for March 31, 2005

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition as the result of evolving technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to access vendor or bank lines of credit, which could adversely affect our liquidity; (xi) any inability to record and process key data due to ineffective implementation of business processes and policies; (xii) any negative impact from the loss of a key vendor or customer; (xiii) any negative impact from the loss of any of our senior or key management personnel; (xiv) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xv) any negative impact from the international scope of our operations; (xvi) fluctuations in foreign currencies; (xvii) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xviii) any inability to comply with the financial or other covenants in our debt instruments; (xix) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters; (xx) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; (xxi) any inability by us to remediate our material weaknesses and (xxii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission, or the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

In connection with the implementation of our strategies, we have launched, and expect to continue to launch, several operational and strategic initiatives. However, the success of any of these initiatives may not be achieved if:

•	they are not accepted by our customers;

•	they do not result in revenue growth, generate cash flow, reduce operating costs or reduce our working capital investments;

•	we are unable to provide the hardware, software, solutions or services necessary to successfully implement these initiatives; or

•	we do not maintain adequate levels of liquidity to finance such initiatives.

Failure to implement one or more of our strategies and related initiatives could materially and adversely affect our business, financial condition or results of operations.

Operating Earnings—We generated a large operating loss for fiscal year 2005 due to decreasing revenues, higher operating costs, impairment of goodwill and restructuring charges. If we are not able to stabilize our revenues or reduce our operating costs, these operating losses may continue in the future. The operating losses for fiscal year 2005 included $70.9 million and $10.2 million in goodwill impairment and restructuring charges, respectively. The operating losses for fiscal year 2004 included $50.0 million in restructuring charges. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

Restructuring of Operations—We have implemented plans to reduce costs in order to become more competitive within our industry. These cost reduction plans involve, among other things, significant headcount reductions, the exit of certain non-strategic facility locations, the consolidation of many back-office functions into more centralized locations and business process changes. If we fail to successfully implement our cost restructuring plans, including the timely buyout or sublease of vacant facilities, and fail to achieve our other long-term cost reduction goals, we may not reduce costs quickly enough to become competitive within our industry. Additionally, we may lose valuable institutional knowledge, bear the risk of additional costs and expenses and incur a breakdown in our business and operational functions, including certain critical back-office operations, any of which could result in negative consequences to our customer service, our current internal control environment and operating results.

Economic Uncertainty—The profitability of our business is susceptible to uncertainties in the global economy. Overall demand for our products and services and their profit margins may decline as a direct result of an economic recession, inflation, interest rates or governmental fiscal policy. As a result, our customers may reduce or delay expenditures for our products and services.

Competition—The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based upon many factors, including technology, performance, pricing, quality, reliability, distribution, market coverage, customer service and support and lease and rental financing. In addition, our equipment suppliers have established themselves as direct competitors in many of the areas in which we do business.

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

As our suppliers develop new products, there is no guarantee that they will permit us to distribute such products or that such products will meet our customers’ needs and demands. In addition, some of our principal competitors design and manufacture new technology, which may give them a competitive advantage over us.

Furthermore, there is a trend within our industry to offer on-demand pricing where the customer does not buy or lease the equipment. Rather, the customer is only charged for the number of images produced by the equipment. This trend could require us to increase our rental equipment investments in order to remain competitive.

Additionally, the competitive environment hinders employee retention, especially in the sales and service areas, which leads to higher turnover of employees and increased compensation expense.

Technological Changes—The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry has changed from analog to digital copiers, multi-function peripherals (“MFPs”) and printers. Most of our digital products replaced analog products, which have historically been a significant percentage of our machines in field (“MIF”). Digital copiers and MFPs are more reliable than analog copiers and require less maintenance. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color equipment sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete.

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

Our largest third party financing company in Europe, which is centrally organized, is De Lage Landen Vendor Leasa (“DLL”), a 100% owned subsidiary of The Rabobank. Other third party financing companies that are in place in Europe include ING Group, BNP Paribas and GECC.

If we were to breach the covenants or other restrictions in our agreements with one or more of our financing sources, including GECC and our non-U.S. leasing sources, such sources might refuse to provide financing to our customers or exercise other remedies of default. If one or more of our financing sources were to fail to provide financing to our customers, those customers might be unable to purchase equipment from us if we were unable to arrange alternative financing arrangements on similar terms or provide financing ourselves. In addition, if we were unable to arrange financing, we would lose sales, which could negatively affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financing Arrangements—General Electric Capital Corporation”.

Information Systems—Our Europe/Australia and non-U.S. Americas operations run on numerous, disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems is labor intensive and expensive. We have determined that we need to upgrade our information systems and have standardized our network infrastructure and email system across Europe/Australia. Oracle has been implemented in Italy and other countries are planned to be upgraded from the existing legacy systems to the latest Oracle releases where possible. In addition, Customer Relationship Management is being implemented in an outsourced model in several countries. The failure to solve our management information system issues in our Europe/Australia operations or any disruption in our business processes when we upgrade our IT systems could materially and adversely affect our operations, internal controls, financial position or results of operations.

Disaster Recovery—Our systems in the United States are designed for security and reliability. We regularly back up our information systems and subject them to a virus scan. These efforts are intended to buttress the integrity and security of our information systems and the data stored in them, and to minimize the potential for loss in the event of a disaster, including but not limited to natural disasters or terrorist attacks. During fiscal year 2005, we entered into a hosting agreement with IBM for the management of our U.S. information systems infrastructure. This arrangement has relocated our data center out of Florida to a secure location in Atlanta, Georgia which we believe has provided an additional disaster recovery capability. Our facilities have reserve power generating systems to prevent the loss of power and minimize downtime in the event of shortages; however, should a natural disaster impact our critical U.S. facilities, we may suffer disruption of certain critical support functions.

Due to the delayed investment in our information systems in Europe/Australia and non-U.S. Americas operations, we have not properly invested in world-wide disaster recovery systems. In the event that one or more of our business systems in Europe/Australia and non-U.S. Americas operations were to fail, we would be at risk of having our business interrupted by not being able to process or record transactions and by losing valuable business knowledge in the locations where the failure occurred. We are developing a comprehensive disaster recovery plan but until it is implemented, a disaster could materially and adversely affect our business, financial condition, results of operations or competitive position.

Business Processes and Policies—Our past rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on, and investment in, our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where we do not have adequate processes in place or our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and inconsistent lease classification. While we believe that some of these issues that relate to the U.S. have been addressed with the implementation of new manual internal control procedures and the implementation of our Oracle ERP system, which is configured with better system internal controls. We have not adequately reduced the number of manual processes necessary to run our business and, as a result, have not fully leveraged the new Oracle ERP system. Until we do so, there is no assurance that all of these issues will be completely rectified. See our discussion in Item 9A-Controls and Procedures regarding material weaknesses in our Information Technology General Controls, as well as other business processes and policies.

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Nexpress, Kodak and Konica-Minolta. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies, vendor rebates and significant levels of vendor financing. Any inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the discontinuation of vendor rebate programs or vendor financing may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices.

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 55% of our revenue outside the United States during fiscal year 2005. We market office imaging equipment, document solutions and related services and supplies directly to customers in over 20 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Based on these evaluations, during fiscal year 2005, we exited our operations in Portugal and Russia. Should we decide to downsize or exit any of these other businesses, we could incur costs relating to severance, closure of facilities and write-off of goodwill, and we may also be required to recognize cumulative translation losses and minimum pension liabilities that would reduce our earnings.

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

The majority of our revenues outside the United States are denominated in either the euro or the British pound sterling. During the quarter ended March 31, 2005, the euro strengthened 0.8% against the United States dollar and the British pound sterling strengthened 1.3% against the United States dollar. During the year ended March 31, 2005, the euro strengthened 7.0% against the United States dollar and the British pound sterling strengthened 9.1% against the United States dollar. These increases against the United States dollar positively impacted our reported revenue, both year-to-date and on a sequential basis.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our intercompany loans at March 31, 2005, an increase of 1% in the exchange rate for the euro and British pound sterling versus the U.S. dollar would cause a foreign exchange loss of approximately $0.3 million, while a decrease of 1% in the exchange rate of the euro and the British pound sterling versus the U.S. dollar would cause a foreign exchange gain of approximately $0.3 million.

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

Tax Payments—We are either currently under audit or may be audited in the key jurisdictions in which we operate. While we believe we are adequately reserved for such liabilities, should revenue agencies impose assessments or require payments in excess of those we currently expect to pay, we could be required to record additional liabilities. Additionally, our liquidity could be affected based upon the size and timing of such payments.

Indebtedness—At March 31, 2005, we had consolidated long-term indebtedness, including current maturities of long-term debt and notes payable, of $241.8 million which included $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11.0% senior notes due June 15, 2010, less unamortized discount of $3.3 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15.

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

Disclosure Controls and Procedures and Internal Controls—We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We also maintain internal controls that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, in order to permit the preparation of our financial statements in conformity with generally accepted accounting principles and to comply with Sections 302, 906 and 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act” or “Sarbanes-Oxley”).

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

Compliance with Sarbanes-Oxley Act of 2002—We have completed the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the design and effectiveness of our internal control over financial reporting and a report by our Independent Registered Certified Public Accounting Firm addressing these assessments. Compliance with this legislation will continue to divert management’s attention and resources and is expected to cause us to incur significant expense in the foreseeable future.

We have identified material weaknesses in the following areas:

•	Information Technology General Controls;

•	Revenue and Billing Process;

•	Financial Statement Close Process;

•	Inventory and Rental Assets; and

•	Income Taxes

If we fail to remediate these material weaknesses and otherwise achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. In addition, our Independent Registered Certified Public Accounting Firm may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting, which could adversely impact our business.

Share Price—The market price of our ordinary shares and American Depositary Shares (or “ADSs”) could be subject to significant fluctuations as a result of many factors. In addition, global stock markets have from time to time experienced significant price and volume fluctuations. These fluctuations may lead to a drop in the market price of our ordinary shares and ADSs. Factors which may add to the volatility of the price of our ordinary shares and ADSs include many of the factors set out above, and may also include changes in liquidity in the market for our ordinary shares and ADSs, sales of our ordinary shares and ADSs, investor sentiment towards the business sector in which we operate and conditions in the capital markets generally. Many of these factors are beyond our control. These factors may change the market price of our ordinary shares and ADSs, regardless of our operating performance.

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

As of the date of filing of this annual report, we have insufficient accumulated, realized profits to pay dividends on our ordinary shares. In addition, our Fleet Credit Facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent, and the indenture governing the senior notes restricts our ability to pay such dividends. Also, we may only pay dividends on our ordinary shares if we have paid all dividends due on our 6.50% senior convertible participating shares.

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website: http://www.danka.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our recent press releases are also available to be viewed or downloaded electronically at http://www.danka.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Based on revenue, we are one of the largest independent providers of office imaging equipment, document solutions and related services and supplies in the United States and Europe. We offer a wide range of state of the art office imaging products, services, supplies and solutions that primarily include digital and color copiers, digital and color multifunction peripherals, (“MFPs”) facsimile machines and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales. We operate in over 20 countries and employ approximately 8,200 individuals. We generated approximately 45% and 55% of our total revenue from within the United States and outside the United States, respectively, for fiscal year 2005.

Our revenue is generated from two primary sources: (1) new retail equipment and related sales and (2) service and supply contracts. We primarily sell Canon products in the United States and Ricoh products, on a retail and wholesale basis under our proprietary Infotec tradename, in Europe. We also sell other brands, including Kodak/Nexpress, Toshiba, Konica-Minolta and Hewlett-Packard. A significant portion of our retail equipment and related sales are made to existing customers, and nearly all are sold with a service or supply contract. In the United States, these contracts typically have an initial term of one to three years and renew on an annual basis thereafter, whereas in Europe, these contracts typically have a term of one to five years. A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. For fiscal year 2005, retail equipment and related sales accounted for approximately 36% of our total revenue.

Our marketing and selling efforts target the mid- to high-volume black and white image market, which is concentrated in equipment that can produce from 31 to greater than 91 copies per minute, and the growing color image market. Within these markets, our primary products include state of the art digital and color copiers and MFPs that photocopy, print, scan and fax information and related software and service.

We have a world-wide installed machine base of analog and digital copiers and MFPs of approximately 250,000 units, which we refer to as machines in field (“MIF”), which generate monthly recurring revenues under our service contracts. Our service revenue generated from these contracts is closely correlated to the number, type and mix of analog, digital and digitally-connected machines in our MIF. In fiscal year 2005, our service revenue accounted for approximately 48% of our total revenue.

We are a public limited company organized under the laws of England and Wales and we were incorporated on March 13, 1973.

Our Industry

The office imaging industry consists of the production and supply of various imaging products, as well as the provision of after-market products and services. The global digital printing peripherals equipment market, excluding services, is estimated to be $100 billion in 2005, segmented approximately equally between the United States, Europe and the rest of the world.

The office imaging industry is comprised of large office equipment manufacturers, independent distributors and, as technologies continue to evolve, traditional desktop and network printer companies. Office imaging products are sold primarily through five channels of distribution: distributors, original equipment manufacturers, or OEMs, independent dealer sales, retail sales and direct manufacturer sales. Distributor and independent dealer sales result from customer calls performed by independent dealer outlets that generally sell manufacturer-branded products. Retail sales include sales of low-end products typically through national retail outlets or smaller local dealers. Direct sales by office equipment manufacturers involve the marketing of products by sales representatives working directly for the manufacturer. See our discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding financial and geographical information relating to our business segments.

The office imaging industry in which we have traditionally participated in the United States is generally represented by the following six black and white “digital segments,” two color segments and a new category of “color capable” systems that are designed to produce primarily black & white images, and have the added capability to produce “office color” images at lower speeds.

Segment	CPM(1)	Principal Manufacturers
1	< 20	Xerox, Sharp, Canon, Mita, Ricoh, Konica-Minolta
2	21 – 30	Canon, Ricoh, Mita, Konica-Minolta
3	31 – 44	Canon, Xerox, Sharp, Ricoh
4	45 – 69	Canon, Ricoh, Konica-Minolta, Xerox, Sharp
5	70 – 90	Ricoh, Canon, Xerox, Konica-Minolta
6	> 91	Ricoh, Canon, Lanier, Xerox, Kodak/Nexpress
Office color	< 39	Canon, Xerox, Ricoh, Konica-Minolta
Production color	> 24	Canon, Xerox, Ricoh, Konica-Minolta
Color capable		Canon, Xerox, Ricoh

(1)	Copies per minute

Source:International Data Corporation

There are several trends that are prevalent in the office imaging industry, including:

•	Evolution of office workflow process. The process of distributing information in the workplace has evolved over recent years through technological advances in communication, most notably electronic document delivery via e-mail and the Internet. While documents have traditionally been produced on a copier and then distributed to the relevant working groups, electronic document delivery has allowed documents to first be distributed electronically and then printed by the end user on the printer linked to the end user’s personal computer or stored for later use. This evolution has led to the rapid growth of printed documents from desktop and network printers. Copier volume has remained relatively flat and competition from non-traditional copier companies, such as manufacturers of desktop and network printers, has increased. However, recent trends in the application and networking of computer systems throughout the entire office have begun to enable the migration of printed material to the most efficient or cost-effective device, which often includes connected digital copiers and MFPs.

•	Shift from selling boxes to selling solutions. The growth in the volume of documents printed from lower volume, desktop and network printers has substantially increased end users’ per image cost for printed material. The ability of digital copiers and MFPs to be connected to the information technology network has provided an opportunity for end users to reduce their per image costs while optimizing the use of their imaging equipment. As companies look to reduce costs, they are increasingly requesting comprehensive solutions from their document imaging vendors. These solutions involve both equipment and related software and service offerings that allow them to better meet their document imaging needs, and optimize the use of their installed equipment. As such, most leading document imaging vendors are moving away from the analog “box sale” approach to one of being a provider of solutions that can satisfy their customers’ print management needs on a more efficient and cost-effective basis.

•	Increasing demand for color. Customers continue to demand high-performance machines that produce presentation-quality documents, leading to an interest in and demand for color equipment. The emergence of digital copiers, MFPs and lower-cost color-capable copiers allows companies to increase their level of in-house document production and produce presentation-quality copies for meetings, presentations and mailings. Although the transition to color is expected to be gradual according to industry sources, it represents an important and growing segment of the market, offering higher revenue growth for companies in the office imaging industry than the black and white market due to the higher cost of color-capable equipment and related consumable supplies. The demand for color systems and products continues to grow, and additional manufacturers are entering the market. As a result, we expect the transactional average selling price to decline going forward.

Products and Services

Office Imaging Systems

We offer a large selection of the top brands of office imaging products as part of our document solutions packages. These products represent a full complement of digital and color copiers, digital and color MFPs and facsimile machines, as well as print management software and related parts and supplies.

In the United States, we sell high-volume segments 5 and 6 products, which include the Kodak/Nexpress Digimaster, Canon iR 105, as well as the Toshiba e-Studio series of digital products. In the mid-volume segments 3 and 4, we sell the full range of Canon iR and Toshiba e-Studio series digital copiers and MFPs. In the color segment, we sell the Canon CLC series of products as well as the Toshiba e-Studio line of color products. In addition, we sell a full complement of front end print server equipment and a portfolio of applications software which enhances the features and functions of the equipment. For example, among other things, certain of these software products:

•	convert paper information to digital formats and allow the reproduction of documents in a variety of formats;

•	help customers acquire, manage, store and retrieve documents in a secure manner;

•	permit the scanning of paper documents and importation of electronic files and emails; and

•	allow for “smart” distribution of print jobs across a range of printing devices.

In Europe, we sell the Kodak/Nexpress Digimaster, as well as high-volume products manufactured by Ricoh under our Infotec brand name, Canon, Toshiba and Hewlett-Packard. We also sell a full range of Ricoh/Infotec and Canon iR products in the mid-volume range in Europe, where we also sell a full portfolio of print server equipment and software with the capabilities described above.

We sell a variety of products in our non-U.S. Americas segment, where in most countries we have regional relationships with equipment manufacturers. For example, in Canada we sell primarily Canon and Toshiba digital equipment. In Mexico, we sell Toshiba digital products and, like some of the other Latin America countries which have been slower to make the analog to digital transition, we market refurbished equipment primarily on a rental basis. We are beginning to market solutions and software in some of these countries where we have been able to establish a base of digital equipment.

Technical Services

We also offer a broad range of field technical services which primarily involve the service and maintenance of our MIF. Our worldwide network of field engineers is dedicated to ensuring that customers get maximum up time from their investment in our office imaging systems. Our field engineers are highly trained and capable of servicing multiple equipment brands, including Canon, Ricoh, Toshiba, Hewlett-Packard, Kodak/Nexpress, Lexmark and others. Additionally, the field engineers are equipped with the experience, training, tools and parts necessary to ensure that customers are provided with rapid response time and first-time fix capability. Field engineers have access to a computerized warehouse system that stocks thousands of parts for immediate delivery to customers, and are equipped with laptop computers which contain reference materials and diagnostic software to assist with the early resolution of customer issues.

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

We generally offer our technical services pursuant to contracts. Our service and supply contracts typically have an initial term of one to three years in the U.S. and four to five years in Europe and renew on an annual basis thereafter. New systems, as designed by manufacturers, are increasingly incorporating new technology into their MFPs, that permit field maintenance to be performed by replacing key components with field replaceable units, or FRUs. This trend may result in customer’s requesting additional flexibility in their maintenance contracts that permit higher levels of self maintenance or time and materials engagements, and may impact the company’s service revenue model.

Value-Added Service Offerings

We offer a portfolio of value-added service offerings that provide our customers with efficiency and cost savings opportunities, as well as provide us with supplemental revenue streams. These value-added service offerings include the following:

Professional Services

Our Professional Services Group provides consulting services to our customers to help them reduce print costs, optimize the use of their office imaging equipment and improve their employees’ productivity by integrating our proven software solutions to leverage their investment in their imaging equipment. Expert guidance is provided in the United States by field-based personnel as well as our world-class Digital Solutions Center that replicates customer environments and provides advanced testing services. The group’s services include:

•	copy, print, and fax assessment, which assists customers in assessing their document production costs by recommending document management system enhancements;

•	scanning and document management, which assists customers in identifying opportunities for document capture and retrieval and reduces the cost of document management and storage;

•	copy and print accounting, which implements cost tracking systems for document output and integrates copy and print accounting with the customer’s financial infrastructure;

•	digital workflow, which assists customers in creating scaleable output solutions and customizes and configures hardware and software;

•	color management, which is advice to customers on the most effective color management tools available for graphics, production or corporate environments;

•	legacy data management, which enables customers to print legacy data from a variety of mainframes on the latest digital MFPs using open architecture software and printing platforms;

•	custom training solutions, which provide customers a broad portfolio of instructor-led training by manufacturer-certified trainers; and

•	digitally connected support, which provides customers an exclusive help desk resource that consolidates support for hardware, printing and applications, software and network issues.

In Europe, we also provide services through country level support centers that offer many of the services listed above.

Danka @ the Desktop

Our Danka @ the Desktop approach is designed to optimize the use of a customer’s digital copiers, MFPs and network printers by providing the customer product offerings with the most efficient printing solution. Danka @ the Desktop enables our professional and technical services to provide customers:

•	a workflow analysis by our Professional Services consulting staff;

•	integrated software that enhances control and accountability;

•	connectivity to local area networks;

•	imaging system additions and upgrades;

•	implementation services, printer network optimization and user training; and

•	ongoing monitoring and technical support for multiple hardware and software components.

TechSource

TechSource is our multi-vendor services offering to our clients, primarily in the United States, whereby we provide all of their office equipment service needs, including everything from traditional copiers and printers to facsimile machines, scanners, MFPs, PCs, printer and network components. TechSource endeavors to consolidate customer contracts and provide a single point of contact for customers to obtain services on their full range of networked, output or print devices. TechSource leverages our benchmark Technical Services organization and our field engineers to provide many of these services, which include:

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

Employees

As of March 31, 2005, we employed approximately 8,200 persons, with approximately 5,200 in our Americas segment and approximately 3,000 in our Europe/Australia segment.

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

ITEM 2. PROPERTIES

Our general policy is to lease, rather than own, our business locations. We lease numerous properties for administration, sales, service and distribution functions and for our retail and wholesale operations. As of March 31, 2005, our principal facilities include 206,000 square feet of leased office space in St. Petersburg, Florida that we use for our U.S. and corporate operations. The terms vary under the leases. Some of our leases contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, our lease agreements require us to pay our proportionate share of taxes, common area expenses, insurance and related costs of the rental properties.

Our management believes that the properties we occupy are, in general, suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

In June 2003, we were served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and seeking injunctive relief. The claim was filed in the state court in Tennessee, and we have removed the claim to the United States District Court for the Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which we have opposed. We have filed a motion for summary judgment, which plaintiffs have opposed. While the amount sought in the complaint is in excess of $75,000, we cannot, at this time, estimate its potential exposure. We intend to vigorously defend all claims alleged by the plaintiffs.

We are also subject to legal proceedings and claims which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

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

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2005:
Quarter ended June 30, 2004	$4.81	$3.53	64.50	p	49.50	p
Quarter ended September 30, 2004	4.89	3.57	68.50		48.50
Quarter ended December 31, 2004	3.77	2.96	52.25		37.50
Quarter ended March 31, 2005	3.12	1.34	40.50		19.50

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2004:
Quarter ended June 30, 2003	$5.00	$3.14	70.50	p	49.50	p
Quarter ended September 30, 2003	4.24	2.01	61.50		33.50
Quarter ended December 31, 2003	4.69	2.36	61.50		37.50
Quarter ended March 31, 2004	5.24	3.70	68.50		50.50

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2003:
Quarter ended June 30, 2002	$5.05	$2.96	86.00	p	53.75	p
Quarter ended September 30, 2002	3.62	1.77	58.50		31.25
Quarter ended December 31, 2002	4.80	1.33	74.50		26.00
Quarter ended March 31, 2003	5.27	3.05	81.00		55.50

As of June 1, 2005, 51,211,282 ADSs were held of record by 2,388 registered holders and 254,237,204 ordinary shares were held of record by 2,897 registered holders. Since some of the ADSs and ordinary shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. We most recently paid a dividend to shareholders on July 28, 1998. We are an English company and we currently have insufficient profits, as determined under English law, to pay dividends on our ordinary shares. In addition, we are not currently permitted to pay dividends, other than payment-in-kind dividends on our participating shares, under our senior credit facility. We do not expect to pay dividends on our ordinary shares for the foreseeable future and any decision to do so will be made by our board of directors in light of our earnings, financial position, capital requirements, credit agreements, legal requirements and other such factors as our board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Consolidated Financial and Other Data table sets forth our selected historical consolidated financial data for each of the fiscal years in the five-year period ended March 31, 2005, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

	Footnote	For the year ended March 31
		2005	2004	2003	2002	2001
		(in thousands, except per American Depositary Share (“ADS”) Amounts
Revenue:
Retail equipment and related sales		$441,789	$467,900	$476,729	$538,439	$614,107
Retail service		588,784	638,519	697,011	781,622	—
Retail supplies and rentals		107,638	127,615	141,698	156,168	—
Retail service, supplies and rentals	1	—	—	—	—	1,062,007
Wholesale		94,781	97,290	84,536	78,947	97,128

Total revenue		1,232,992	1,331,324	1,399,974	1,555,176	1,773,242

Gross profit
Retail equipment and related sales		146,430	158,988	165,837	144,383	95,811
Retail service		223,199	256,400	280,570	326,082	—
Retail supplies and rentals		41,005	48,472	60,648	64,827	—
Retail service, supplies and rentals	1	—	—	—	—	401,840
Wholesale		16,658	19,049	16,107	14,590	16,206

Total gross profit		427,292	482,909	523,162	549,882	513,857
Selling, general and administrative expenses		468,413	465,225	484,887	531,331	641,480
Restructuring charges (credits)		10,220	50,000	(555)	(1,992)	15,705
Impairment charges	2	70,854	—	—	—	25,577
Other (income) expense		432	2,234	(6,081)	11,288	22,463

Operating earnings (loss) from continuing operations		(122,627)	(34,550)	44,911	9,255	(191,368)
Interest expense		(31,938)	(33,912)	(32,822)	(42,298)	(82,648)
Interest income		1,008	1,252	1,249	5,768	3,172
Gain on early retirement of debt	3	—	—	—	39,904	—
Write-off of debt issuance costs	4	—	(20,563)	—	—	—

Earnings (loss) from continuing operations before income taxes		(153,557)	(87,773)	13,338	12,629	(270,844)
Provision (benefit) for income taxes		(20,481)	43,587	3,604	(5,436)	(37,328)

Earnings (loss) from continuing operations		(133,076)	(131,360)	9,734	18,065	(233,516)
Discontinued operations, net of tax		—	—	—	119,490	12,956

Net earnings (loss)		$(133,076)	$(131,360)	$9,734	$137,555	$(220,560)

Basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS:		$(2.43)	$(2.41)	$(0.13)	$0.02	$(4.13)
Dividends per ADS		—	—	—	—	—
Other Data
Depreciation and amortization		$42,249	$55,505	$57,828	$92,347	$140,969
Capital expenditures	5	$24,751	$39,470	$48,550	$50,577	$68,881
Retail equipment and related sales gross profit margin		33.1%	34.0%	34.8%	26.8%	15.6%
Retail service gross profit margin		37.9%	40.2%	40.3%	41.7%	—
Retail supplies and rentals gross profit margin		38.1%	38.0%	42.8%	41.5%	—
Retail service, supplies and rentals gross profit margin	1	—	—	—	—	37.8%
Wholesale gross profit margin		17.6%	19.6%	19.1%	18.5%	16.7%

Total gross profit margin		34.7%	36.3%	37.4%	35.4%	29.0%

Balance Sheet Data:
Cash, cash equivalents and restricted cash	6	$98,116	$112,790	$86,993	$59,470	$69,085
Accounts receivable, net of allowance for doubtful accounts		228,504	246,996	257,329	292,350	346,398
Inventories		96,675	93,295	111,471	130,599	199,523
Total assets		769,026	883,568	981,620	972,823	1,314,976
Total debt	7	241,802	243,973	232,855	304,454	719,178
6.5% convertible participating shares—redeemable		299,906	279,608	258,376	240,520	223,713
Total shareholders’ equity (deficit)		(216,687)	(64,755)	65,709	48,049	(65,642)

Note: Certain prior year amounts have been reclassified to conform with the current year presentation.

Footnotes to “SELECTED FINANCIAL DATA”

1.	For fiscal year 2001 we cannot provide a meaningful split of service, supplies and rental revenues as it is impracticable to do so.

2.	During fiscal year 2005, we determined that based on changes in our business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets in Europe/Australia would not be recoverable. Accordingly, the resulting analysis necessitated a goodwill write-down of $70.9 million. During fiscal year 2001, we determined that based on changes in our business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets in the United States and Australia would not be recoverable. Accordingly, the resulting analysis necessitated a write-down of $25.6 million of goodwill.

3.	During fiscal year 2002, we realized a $39.9 million gain on the early retirement of debt arising from the exchange offer for our 6.75% convertible subordinated notes due in 2002.

4.	During fiscal year 2004, we wrote-off $20.6 million of debt issuance costs relating to the early repayment of our old credit facility.

5.	Includes $11.3 million, $12.9 million, $13.9 million and $4.4 million in capitalized costs in connection with our Vision 21 initiative for fiscal years 2004, 2003, 2002 and 2001 respectively.

6.	For fiscal year 2005, cash, cash equivalents and restricted cash included $11.5 million of cash that is collateralizing lines of credit. For fiscal year 2004, cash, cash equivalents and restricted cash included $5.0 million of cash that was collateralizing lines of credit. For fiscal year 2003, cash, cash equivalents and restricted cash included $5.5 million of restricted cash in other assets which was generally restricted to the partial payment of our zero coupon senior subordinated notes which we redeemed on August 18, 2003.

7.	Total debt is computed as follows (in thousands):

	Year ended March 31
	2005	2004	2003	2002	2001
Current maturities of long-term debt, notes payable and capital lease obligations	$2,396	$3,212	$58,443	$36,293	$517,447
Long-term debt, notes payables and capital lease obligations, less current maturities	239,406	240,761	174,412	268,161	201,731

Total debt	$241,802	$243,973	$232,855	$304,454	$719,178

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

Based on revenue, we are one of the largest independent providers of office imaging equipment, document solutions and related services and supplies in the Americas and Europe/Australia. We offer a wide range of state of the art office imaging products, peripherals and solutions that primarily include digital and color copiers, digital and color multi-function peripherals (“MFPs”), facsimile machines and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales and have increased our contract services to include multi-vendor equipment and comprehensive solutions to companies’ printing needs.

We currently operate in over 20 countries. Our reportable segments are the Americas and Europe/Australia, which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of the operations in certain countries in light of uncertain conditions. Based on these evaluations, during the year ended March 31, 2005, we exited operations in Portugal and Russia. The impact of these exit plans is immaterial to our business, financial condition, results of operations and our competitive position. Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities and we may also be required to realize cumulative translation losses and minimum pension liabilities that would reduce our earnings, all or any of which may have a material impact on our operating results.

Critical Accounting Policies and Estimates

In preparing our Consolidated Financial Statements and accounting for the underlying transactions and balances, we apply various accounting policies. We consider the policies discussed below as critical to understanding our Consolidated Financial Statements, as their application places the most significant demands on management’s judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. Specific risks associated with these critical accounting policies are discussed throughout this MD&A where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1-Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Allowance for Doubtful Accounts—We provide allowances for doubtful accounts and allowances for billing disputes and inaccuracies on its accounts receivable as follows:

•	Allowances for doubtful accounts: Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that we consider in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions.

•

Allowances for billing disputes and inaccuracies: Because of the difficulties we experience in accurately recording the number of copies made by customers, entering contract information into our system and timely identifying and correcting billing errors, we reduce revenue for an estimate of future credits that will be issued for billing disputes and billing inaccuracies at the time of sale. These estimates are established based on our historical experience of write-offs and credits issued for billing disputes and inaccuracies and are influenced by a number of considerations, including but not limited to the following: the large number of customers and their dispersion across wide geographic areas and the fact that no single customer accounts for 4% or more of our net sales.

The following table summarizes our net accounts receivable:

	March 31, 2005	March 31, 2004
Accounts receivable, gross	$287,349	$294,249
Allowance for doubtful accounts	(58,845)	(47,253)

Accounts receivable, net	$228,504	$246,996

Allowance for doubtful accounts as a % of gross accounts receivable	20.5%	16.1%

During the fourth quarter of fiscal 2005, as a result of the availability of increased historical information, we changed our estimate for our allowance for doubtful accounts and billing disputes and inaccuracies. The result of this change in estimate was an increase to net loss of $14.3 million and in increase in net loss per ADS available to common shareholders of $0.23.

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

Rental operating lease income is recognized straight-line over the lease term. Retail service revenues are generally recognized ratably over the term of the underlying maintenance contracts. Under the terms of the retail service contract, the customer is billed a flat periodic charge and/or a usage-based fee. We record revenue for the flat periodic charge each period and for actual or estimated usage every period.

We generally bundle a customer service agreement with equipment when sold. The typical agreement includes an allowance for a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment includes a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval from a higher level of management within our field services organization. The price lists for equipment are updated periodically to reflect changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflects the price of service charged to customers. The price lists for service are updated periodically to reflect changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements. Revenue for a bundled contract is allocated to service revenue and equipment revenue using the fair values indicated by our national price lists.

Cost of Sales— Inbound freight charges are included in inventory. When the inventory is sold, the cost of the inventory, including the inbound freight charges, is relieved and charged to costs of sales. When the inventory is rented, the cost of the inventory, including the inbound freight charges, is relieved and transferred to the rental equipment asset account. The cost of the rental equipment asset is then depreciated over the estimated useful life of the equipment. The depreciation of rental equipment assets is included in rental costs.

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to equipment, supplies, rental and wholesale costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $30.0 million, $29.9 million and $27.1 million for the years ended March 31, 2005, 2004 and 2003, respectively.

We receive vendor rebates based on arrangements with certain vendors. Those arrangements require them to make incentive payments to the Company based on the volume of purchases (dollar amounts, quantity of specific units, etc.) for monthly or quarterly periods. Such rebates are accrued when purchases are made and can be reasonable estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2005. Consequently, we have a valuation allowance against net deferred tax assets in most jurisdictions at March 31, 2005.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $216.5 million as of March 31, 2005. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

Goodwill was reviewed for possible impairment as of January 1, 2005, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In performing our impairment testing, we engaged an independent appraisal company to assist in the valuation of our reporting units. The fair value of the reporting units were determined using a combination of a discounted cash flow model and a guideline company method using valuation multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on this analysis, management determined that the goodwill balance was impaired for its Europe/Australia reporting unit. As such, additional goodwill impairment testing was completed for that reporting unit, and based on those results, we recorded an impairment charge totaling $70.9 million.

Accounting for Stock Based Compensation—As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. As the exercise prices of all options granted under these plans were equal to the market price of the underlying American Depositary Shares (“ADS”) on the grant date, no stock-based employee compensation expense was recognized in net earnings. In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity (deficit), net of related tax benefits.

For disclosure purposes, we compute the impact to earnings (loss) of stock-based compensation using the Black-Scholes option pricing model. SFAS 123 allows the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and price volatility of the underlying stock. Because our stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing model does not necessarily provide a reliable single measure of the fair value of employee stock options.

In December 2004, the Financial Accounting Standard’s Board (“FASB”) issued FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25, and its related guidance. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award in the statement of operations. Pro forma disclosure is no longer allowable under the new standard. Adoption of SFAS 123R by us is required as of the beginning of fiscal year 2007. We have not yet assessed the impact the adoption of SFAS 123R will have on our consolidated financial statements.

Restructuring Charges—We recognized restructuring charges for the consolidation of back office functions, exiting non-strategic real estate facilities and reducing headcount. These charges were recorded pursuant to formal plans developed and approved by management. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”) and the recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 3—”Restructuring Charges (Credits)” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

All tables presented herein are in thousands unless otherwise noted.

Controls and Procedures

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. Based upon this assessment and as more fully explained in Item 9A-Controls and Procedures, management identified certain material weaknesses in our internal control over financial reporting as of March 31, 2005. During the testing phase, management began developing remediation plans and is in the process of finalizing those plans. Once remediation plans are finalized, timelines (where determinable) will be established to complete those plans.

Financial Condition

	March 31, 2005		March 31, 2004
Total assets	$769,026		$883,568
Total liabilities	$685,807		$668,715
Working capital	$58,317		$110,018
Liabilities to liabilities and capital	89%		76%
Inventory turnover ratio	5	x	5	x

Total assets as of March 31, 2005 decreased $114.5 million or 13.0%, from March 31, 2004. This decrease was primarily from a goodwill impairment of $70.9 million, decreased accounts receivable resulting from decreased revenues, a decrease in cash of $14.7 million to fund operations, including the acquisition of a regional print service provider and a decrease in fixed assets of $15.2 million due to the continuing depreciation of the assets and the decrease in capital spending during the year.

Total liabilities increased $17.1 million, or 2.6% primarily due an increase in accounts payable of $37.7 million offset by a decrease in taxes payable of $19.0 million due to favorable tax audits settlements in our European jurisdictions and a decrease in deferred revenue of $4.9 million due to declining service revenue.

Working capital, defined as current assets less current liabilities, decreased $51.7 million from March 31, 2004 primarily resulting from the decrease in accounts receivable and the increase in accounts payable discussed above.

Liabilities to liabilities and capital increased 13% at March 31, 2005 compared to March 31, 2004, due to operating losses during fiscal year 2005.

For the period ending March 31, 2005, our annualized inventory turnover ratio remained stable at 5x compared at March 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year ended March 31,
	2005	2004	2003
Revenue:
Retail equipment and related sales	35.8%	35.1%	34.1%
Retail service	47.8	48.0	49.8
Retail supplies and rentals	8.7	9.6	10.1
Wholesale	7.7	7.3	6.0

Total revenue	100.0	100.0	100.0
Cost of revenue	65.3	63.7	62.6

Gross profit	34.7	36.3	37.4
Selling, general and administrative expenses	38.1	34.9	34.6
Restructuring charges	0.8	3.8	—
Impairment charges	5.7	—	—
Other (income) expense	0.1	0.3	(0.4)

Operating earnings (loss)	(10.0)	(2.7)	3.2
Interest expense	(2.6)	(2.5)	(2.3)
Interest income	0.1	0.1	0.1
Write-off of debt issuance costs	—	(1.5)	—

Earnings (loss) before income taxes	(12.5)	(6.6)	1.0
Provision (benefit) for income taxes	(1.7)	3.3	0.3

Net earnings (loss)	(10.8)%	(9.9)%	0.7%

The following table sets forth for the periods indicated the change in our revenue from the prior year:

	Year ended March 31,
	2005	2004	2003
Retail equipment and related sales	(5.6)%	(1.9)%	(11.5)%
Retail service	(7.8)	(8.4)	(10.8)
Retail supplies and rentals	(15.7)	(9.9)	(9.3)
Wholesale	(2.6)	15.1	7.1

Total revenue	(7.4)%	(4.9)%	(10.0)%

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	Year ended March 31,
	2005	2004	2003
Retail equipment and related sales	33.1%	34.0%	34.8%
Retail service	37.9	40.2	40.3
Retail supplies and rentals	38.1	38.0	42.8
Wholesale	17.6	19.6	19.1

Total	34.7%	36.3%	37.4%

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures, depreciation and amortization, assets and long-lived assets for each of our operating segments. We have not aggregated any of our operating segments. During fiscal year 2005, our operating segments were the Americas and Europe/Australia, both of which were organized based on geographic areas. Our chief operating decision maker relies on an internal management reporting process that provides segment revenue and earnings from operations as shown in our consolidated statement of operations. The operations of these operating segments are regularly reviewed, through discrete financial information that is available by our chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. We believe this is an appropriate measure of evaluating the operating performance of our business.

Revenue, Gross profit and Operating earnings (loss)

	Year ended March 31,
(in thousands)	2005	2004	2003
Revenue
Americas	$626,160	$721,988	$825,930
Europe/Australia	606,832	609,336	574,044

Total Revenue	$1,232,992	$1,331,324	$1,399,974

Gross profit
Americas	$231,787	$286,948	$338,849
Europe/Australia	195,505	195,961	184,313

Total Gross profit	$427,292	$482,909	$523,162

Operating earnings (loss)
Americas	$(18,615)	$(2,466)	$25,390
Europe/Australia (2)	(65,575)	(5,505)	29,123

Subtotal	(84,190)	(7,971)	54,513
Other (1)	(38,437)	(26,579)	(9,602)

Total Operating earnings (loss)	$(122,627)	$(34,550)	$44,911

Interest expense
Americas	$1,640	$19,331	$52,430
Europe/Australia	12,978	11,826	11,210

Subtotal	14,618	31,157	63,640
Other (1)	17,320	2,755	(30,818)

Total Interest expense	$31,938	$33,912	$32,822

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Includes goodwill impairment charge of $70.9 million during fiscal year 2005.

Approximately 54.6%, 51.5% and 46.6% of the Company’s revenue in fiscal years 2005, 2004 and 2003, respectively, was generated outside the United States. In fiscal year 2005, approximately 49.2% of the Company’s revenue was generated in its Europe/Australia segment and 5.4% in the Non U.S. locations of its Americas segment. In fiscal year 2004, approximately 45.8% of the Company’s revenue was generated in its Europe/Australia segment and 5.7% in the Non U.S. locations of its Americas segment. In fiscal year 2003, approximately 41.0% of the Company’s revenue was generated in its Europe/Australia segment and 5.6% in the non-U.S. locations of its Americas segment.

Capital Expenditures and Depreciation and Amortization

	Year ended March 31,
	2005	2004	2003
Capital Expenditures
Americas	$13,606	$26,291	$34,170
Europe/Australia	10,527	10,749	12,026

Subtotal	24,133	37,040	46,196
Other (1)	618	2,430	2,354

Total Capital Expenditures	$24,751	$39,470	$48,550

Depreciation and Amortization
Americas	$29,085	$40,317	$43,742
Europe/Australia	10,974	13,552	13,844

Subtotal	40,059	53,869	57,586
Other (2)	2,190	1,636	242

Total Depreciation and Amortization	$42,249	$55,505	$57,828

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	Year ended March 31,
	2005	2004
Assets
Americas	$275,389	$312,224
Europe/Australia	382,797	467,762

Subtotal	658,186	779,986
Other (1)	110,840	103,582

Total Assets	$769,026	$883,568

Long-lived Assets (2)
Americas	$119,499	$136,118
Europe/Australia	138,510	257,245

Subtotal	258,009	393,363
Other (1)	72,248	20,262

Total Long-lived Assets	$330,257	$413,625

(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and other intangibles, deferred tax assets and other assets, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Year ended March 31,
	2005	2004	2003
Americas	(13.3)%	(12.6)%	(15.1)%
Europe/Australia	(0.4)	6.1	(2.0)

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Year Ended March, 31
	2005	2004	2003
Gross profit margin
Americas	37.0%	39.7%	41.0%
Europe/Australia	32.2	32.2	32.1

Operating earnings (loss) margin
Americas	(3.0)%	(0.3)%	3.1%
Europe/Australia	(10.8)	(0.9)	5.1

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue

In fiscal year 2005, our revenue decreased by $98.3 million or 7.4% from fiscal year 2004, with the Americas segment decreasing $95.8 million or 13.3% and Europe/Australia down $2.5 million or 0.4%. This decrease was the result of a decline in retail service revenue due to a decline in machines in field (“MIF”) and lower average monthly copy and usage values due to the continuing industry-wide conversion from analog to digital equipment; a decline in overall sales coverage in our Americas operations due to restructuring efforts aimed at reducing our cost structure; and a decline in retail equipment and related sales revenue from our Americas Enterprise and National Accounts. Our revenue for fiscal year 2005 was positively impacted by $42.6 million of foreign currency movement, of which $41.1 million was attributable to Europe/Australia and $1.5 million was attributable to non-U.S. locations of our Americas segment. During fiscal year 2005, 50.8% of our total revenue was generated by our Americas segment and 49.2% by our Europe/Australia segment, compared to 54.2% and 45.8%, respectively, during fiscal year 2004.

Our fiscal year 2005 retail equipment and related sales declined by $26.1 million or 5.6% to $441.8 million in fiscal year 2005 compared to fiscal year 2004, with the Americas down $30.7 million or 11.1%. This decrease in the Americas segment is the result of declining revenue streams from our Enterprise and National Accounts sales channels due to the maturation of existing accounts and increased competition in these channels. Our intention is to make up for the shortfall by increasing sales coverage in certain of our Americas sales channels, though we have had difficulty hiring and retaining qualified sales personnel. This and the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing retail equipment and related sales revenue in the Americas segment.

Retail equipment and related sales revenue in the Europe/Australia segment was up $4.6 million or 2.4%. This increase in the Europe/Australia segment is attributed to positive foreign currency movement of $13.1 million or 6.9% during the year. We have experienced turn-over in our UK sales force which has negatively impacted revenue in the segment, and we have had difficulty hiring and retaining qualified sales personnel. This may continue to hinder our progress in growing retail equipment and related sales revenue in the Europe/Australia segment.

Retail service revenue declined by $49.7 million or 7.8% to $588.8 million due largely to the decrease in retail equipment and related sales, lower MIF and lower usage volume. The Americas segment was down $46.3 million or 12.4%. This decrease in the Americas segment is a direct result of the continued decline in our MIF and a decline in our average monthly per machine copy volumes. During fiscal year 2004, we strategically reduced the number of service personnel in the field which caused some declines in our MIF and the revenue therefrom. We have numerous initiatives underway, including our Tech-Source multi-vendor services strategy, to stem the decline in our retail service revenue. However, if these initiatives are not successful and our MIF and usage continue to decline, our service revenues may continue to decline.

Retail service revenue in the Europe/Australia segment was down $3.5 million or 1.3%. Revenues declined $21.4 million primarily due to ongoing service declines in the UK, Germany and France as a result of reduced MIF and a de-emphasis on rental investments. This decrease was partially offset by a positive foreign currency movement of $17.9 million or 6.7%.

Retail supplies and rental revenue declined by $20.0 million or 15.7% to $107.6 million. The decline in our revenue was primarily due to the transition in our industry from analog to digital products and the resulting lower retail placements, reduced MIF, increased competition as a result of technology convergence, such as the advent of MFPs, and an increase in the migration of copy volume from copiers to network printers and weaker global economic conditions which resulted in reduced or delayed capital spending by customers.

Retail supplies and rental revenues in the Americas segment was down $18.8 million or 26.0% in fiscal year 2005. Supplies decreased in the Americas segment primarily due to the decline in our Kodak analog base. The Kodak base uses a proprietary supply product and that page volume is rapidly moving to digital, a natural but negative consequence of the analog to digital transition. Rental revenue decreased due to strategic initiatives to de-emphasize investment in rental equipment as leases expire, and our lack of investment in new rental placements is likely to continue downward pressure in these revenue streams. This initiative reduces cash outlays for such equipment.

Retail supplies and rental revenue in the Europe/Australia segment was down $1.1 million or 2.0%. This decrease in total retail supplies and rental revenue for the Europe/Australia segment was primarily due to our strategic initiatives to de-emphasize investment in rental equipment as mentioned above. This decrease was partially offset by a positive foreign currency movement of $3.9 million or 7.0%.

Wholesale revenue decreased $2.5 million or 2.6% during the current fiscal year to $94.8 million. During fiscal year 2005, we changed the IT platform of our wholesale business to Oracle and moved the physical location of the administration center. While these changes that, in the long term, will provide a much improved infrastructure for our wholesale business, in the short term these changes have negatively impacted our ability to accept, process and deliver customer orders, which has resulted in lower sales.

Gross Profit

Our total gross profit margin decreased to 34.7% in fiscal year 2005 from 36.3% in the year-ago period. The decrease in our gross profit margin is primarily due to a faster decline in our retail service revenue than our planned headcount reductions as part of our restructuring plans. Also during the year, our gross margins were negatively impacted by approximately $5.0 million due to a decrease in the amount of vendor rebates earned. The gross profit margin for the Americas segment decreased to 37.0% from 39.7% and the Europe/Australia segment remained stable at 32.2%. Margins could continue to be impacted if we are not successful in slowing or reversing the declines in our retail equipment and retail service revenues.

The retail equipment and related sales margin decreased to 33.1% from 34.0% in the year-ago period. Margins increased in our Americas segment due to lower national and enterprise revenues which tend to have low margins. This increase was offset by lower Europe/Australia margins due to pricing competition and sales force turnover.

Retail service margins decreased to 37.9% from 40.2% in the year-ago period primarily due to lower revenues offset by lower parts and labor costs.

Retail supplies and rental margins increased slightly to 38.1% from 38.0%. Margins increased primarily related to the de-emphasis on investment in rental equipment, which resulted in lower depreciation costs for the quarter. The increase was partially offset by a decrease in supplies margins in the Americas segment due to the decline in our Kodak analog base which generally has higher margins.

Wholesale margins decreased to 17.6% from 19.6% in the year-ago period due to a shift toward lower margin business in an effort to win back customer loyalty resulting from poor execution on deliveries to customers due to back office constraints. Our conversion to our Oracle system will help to alleviate these constraints, even though we experienced some difficulties due to the implementation of the system.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased by $3.2 million or 0.7% from the year-ago period to $468.4 million. SG&A increased due to Sarbanes-Oxley compliance costs of $13.5 million during fiscal year 2005, additional bad debt during the year of approximately $6.6 million, $3.0 million relating to other consulting services and a foreign currency movement which increased SG&A by 2.9% or $13.4 million. These increases were partially offset by ongoing cost reduction efforts and the progress in the implementation of our worldwide cost reduction program. The cost reduction program allowed us to reduce our compensation expense by approximately $22.5 million and lower our facility costs by approximately $8.6 million. As a percentage of total revenue, SG&A expenses increased to 38.1% from 34.9% due to lower revenues in fiscal year 2005.

Restructuring Charges (Credits)

In fiscal year 2005, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, we recorded a $13.8 million restructuring charge in fiscal year 2005 comprised of severance charges of $12.8 million and facility closure charges of $0.9 million. The fiscal year 2005 restructuring charge was partially offset by a $3.6 million reversal of prior years’ restructuring charges as a result of employee attrition and a change in restructuring plans offset by higher than originally estimated facility closure costs.

In the third and fourth quarters of fiscal year 2004, we formulated plans to significantly reduce our SG&A costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of those plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities. The fiscal year 2004 restructuring charges were partially offset by a $0.6 million reversal of prior years’ restructuring charges. We expected to realize between $51 million and $56 million in connection with the fiscal year 2004 restructuring plan. Management believes substantially all of these savings have been realized through lower personnel and facility related costs during fiscal year 2005.

Impairment Charges

Goodwill was reviewed for possible impairment as of January 1, 2005, in accordance with SFAS No. 142. In performing our impairment testing, we engaged an independent appraisal company to assist in the valuation of our reporting units. The fair value of the reporting units were determined using a combination of a discounted cash flow model and a guideline company method using valuation multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates we are using to manage the underlying business. Based on this analysis, management determined that the goodwill balance was impaired for its Europe/Australia reporting unit. As such, additional goodwill impairment testing was completed for that reporting unit, and based on those results, we recorded an impairment charge totaling $70.9 million.

Other (Income) Expense

Other expense was $0.4 million compared to other expense of $2.2 million in the year-ago period. Other expense consisted primarily of a foreign currency gain of $0.5 million offset by a loss associated with the exit of our subsidiaries in Portugal and Russia of $0.7 million. Other expense for the prior year period included a $1.9 million write-off of trademark costs associated with the Kodak acquisition offset by a foreign currency gain of $0.1 million.

Operating Earnings (Loss)

The operating loss was $122.6 million in fiscal year 2005 versus earnings of $34.6 million in fiscal year 2004. The decline in the operating loss was primarily due to the $70.9 million impairment charge and lower gross profit of $55.6 million, offset by lower restructuring charges in the current fiscal year.

Interest Expense and Interest Income

Interest expense decreased by $2.0 million to $31.9 million. The decrease was due to a lower effective interest rate on our indebtedness in part because of the refinancing of our debt in July 2003.

Income Taxes

We recorded an income tax benefit of $20.5 million in fiscal year 2005 compared to tax expense of $43.6 million in the prior year period. The tax benefit for the current period is primarily related to favorable settlements of tax audits in our European operations partially offset by increases in tax liabilities in the U.S. Additionally, we did not recognize a tax benefit on the current year operating losses due to the inability to recognize a tax benefit on the losses incurred in most jurisdictions. In profitable jurisdictions, income tax expense was recognized. In the prior year period, we increased our valuation allowance due to losses incurred from continuing operations of $87.8 million, offset by earning from continuing operations in fiscal years 2003 and 2002 of $13.3 million and $12.6 million respectively. Further, tax planning strategies taken into account in prior periods became unavailable due to overall lack of group profitability and tax law changes in certain foreign jurisdictions and, therefore, were no longer available at March 31, 2004.

Net Earnings (Loss)

Our net loss was $133.1 million in fiscal year 2005 compared to a net loss of $131.4 million in fiscal year 2004. Our net loss in fiscal year 2005 was primarily due to the $70.9 million impairment charge, $10.2 million restructuring charge and lower gross profit of $55.6 million. Our net loss in fiscal year 2004 was due to the $50.0 million restructuring charge, the $20.6 million write-off of debt issuance costs, the $50.8 million write-off of deferred tax assets and the $40.3 million decrease in gross profit. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss available to common shareholders of $2.43 per ADS in fiscal year 2005 compared to a net loss of $2.41 per ADS in fiscal year 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

In fiscal year 2004, our revenue decreased by $68.7 million or 4.9% from fiscal year 2003, with the Americas segment decreasing $104.0 million or 12.6% and Europe/Australia up by $35.3 million or 6.2%. Our revenue for fiscal year 2004 was positively impacted by $95.3 million of foreign currency movement, of which $89.7 million was attributable to Europe/Australia and $5.6 million was attributable to non-U.S. Americas. During fiscal year 2004, 54.2% of our total revenue was generated by our Americas segment and 45.8% by our Europe/Australia segment, compared to 59.0% and 41.0%, respectively, during fiscal year 2003.

The decline in our revenue was primarily due to the following factors:

•	the transition in our industry from analog to digital products and the resulting lower retail placements and reduced machines in field or MIFs;

•	increased competition as a result of technology convergence, such as the advent of MFPs, and an increase in the migration of copy volume from copiers to network printers; and

•	weaker global economic conditions which resulted in reduced or delayed capital spending by customers.

Our fiscal year 2004 retail equipment and related sales declined by $8.8 million or 1.9% compared to fiscal year 2003, with the Americas segment down $19.9 million or 6.7% and Europe/Australia up $11.1 million or 6.2%. The decline in the Americas was due to turnover of sales staff and increasing competition. The Europe/Australia was also affected by increasing competition, but benefited from positive foreign currency benefits of $28.4 million during the year.

Our retail service revenue declined by $58.5 million or 8.4% in fiscal year 2004 compared to fiscal year 2003 with the Americas down $65.9 million or 15.0% and Europe/Australia up $7.4 million or 2.9%. The overall decrease was due to the continuing industry-wide conversion from analog to digital equipment. Partially offsetting the overall revenue decline was a foreign currency benefit of $38.6 million in Europe/Australia and $2.3 million in the non-U.S. Americas.

Our retail supplies and rentals revenue declined by $14.1 million or 9.9% in fiscal year 2004 compared to fiscal year 2003 with the Americas segment down $18.2 million or 20.1% and Europe/Australia up $4.1 million or 8.0%. The overall decrease was primarily due to the past downsizing of the capital intensive rental business. Partially offsetting the overall revenue decline was a foreign currency benefit of $7.6 million in Europe/Australia and $0.9 million in the non-U.S. Americas.

Our fiscal year 2004 wholesale revenue increased $12.8 million or 15.1% compared to fiscal year 2003. This increase was primarily due to the positive impact of $15.1 million of foreign currency movements partially offset by declines in revenue due to increasing competition.

Gross Profit

For fiscal year 2004, our consolidated gross profit decreased $40.3 million or 7.7% from fiscal year 2003 with consolidated gross profit margin decreasing to 36.3% in fiscal year 2004 from 37.4% in fiscal year 2003. The primary reasons for the decrease in our consolidated gross profit margin were due to a shift in the mix of our sales toward lower margin, large enterprise accounts in the Americas, lower margins for our retail supplies and rental activity and a decrease in Americas equipment leasing income of $10.8 million related to lease and residual equipment payments from a diminishing external lease funding program (which contributed $12.6 million to gross margins in the year-ago period). This gross margin decrease was partially offset by an increase in the amount of vendor rebates earned of approximately $8.8 million during the year. The gross profit margin for the Americas segment decreased slightly to 39.7% from 41.0% while the Europe/Australia segment remained stable at 32.2%. The total gross profit percentage for the year-ago period was adversely affected by a $3.9 million charge that consisted primarily of write-downs of inventory and residual values in Canada.

Retail equipment margins decreased to 34.0% for fiscal year 2004 from 34.8% for fiscal year 2003, due to a shift in the mix of our sales toward lower margin equipment sales and lower lease and residual payments in the Americas. Retail service margins were essentially flat. Retail supplies and rental margins decreased to 38.0% in fiscal year 2004 from 42.8% in fiscal year 2003; decreases in Europe/Australia partially offset by improvements in the Americas. Wholesale margins increased to 19.6% in fiscal year 2004 from 19.1% in fiscal year 2003 primarily due to increases in wholesale revenues during the current year, while holding costs relatively flat.

Selling, General and Administrative

Our selling, general and administrative expenses, or SG&A, declined 4.1% to $465.2 million in fiscal year 2004 due to progress in the implementation of our worldwide restructuring program and $3.0 million of one-time pension adjustments in Europe/Australia. As a percentage of total revenue, SG&A expenses were essentially flat in fiscal year 2004 as compared to fiscal year 2003.

Restructuring Charges (Credits)

In the third and fourth quarters of fiscal year 2004, we formulated plans to significantly reduce our SG&A costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount worldwide. As part of those plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities. The fiscal year 2004 restructuring charges were partially offset by a $0.6 million reversal of prior years’ restructuring charges.

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

Income Taxes

Our income tax expense was $43.6 million for fiscal year 2004 compared to $3.6 million for fiscal year 2003. The effective income tax rate was negative 49.7% for fiscal year 2004 compared to 27.0% for fiscal year 2003. The increase in the tax expense and the effective tax rate was primarily due to the increase in the valuation allowance to fully reserve our net deferred tax asset during fiscal year 2004.

This increase in the valuation allowance was required due to the following: during fiscal years 2003 and 2002, we reported earnings from continuing operations before income taxes of $13.3 million and $12.6 million, respectively. However, we incurred losses from continuing operations before income taxes during fiscal 2004 of $87.8 million. Further, tax planning strategies taken into account in prior periods became unavailable due to overall lack of group profitability and tax law changes in certain foreign jurisdictions and, therefore, were no longer available at March 31, 2004. Accordingly, in assessing all factors, we determined that sufficient positive evidence did not exist at March 31, 2004 to counteract this significant negative evidence and that it was not “more likely than not” that we will realize the benefits of the deferred tax assets at March 31, 2004.

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

EXCHANGE RATES

We operate in over 20 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 54.6%, 51.5% and 46.6% of our revenue in fiscal years 2005, 2004 and 2003, respectively, was generated outside the United States. In fiscal year 2005, approximately 49.2% of our revenue was generated in our Europe/Australia segment and 5.4% in the non-U.S. locations of our Americas segment. In fiscal year 2004, approximately 45.8% of our revenue was generated in our Europe/Australia segment and 5.7% in the non-U.S. locations of our Americas segment. In fiscal year 2003, approximately 41.0% of our revenue was generated in our Europe/Australia segment and 5.6% in the non-U.S. locations of our Americas segment.

In comparing the average exchange rates between fiscal year 2005 and the year-ago period, the euro currency and the British Sterling pound strengthened against the dollar by approximately 9.1% and 7.0%, respectively. The change in exchange rates positively impacted revenue by approximately $42.6 million, lowered gross profit by $13.6 million and increased SG&A by $13.4 million. During fiscal year 2004, the Euro and the British pound Sterling strengthened against the dollar by approximately 18.4% and 9.5%, respectively. This positively impacted revenue by approximately $95.3 million, lowered gross profit by $31.2 million and increased SG&A by $27.6 million The change in exchange rates for fiscal year 2004 was also the primary reason for the $28.5 million decrease in cumulative currency translation losses in shareholders’ equity for fiscal year 2004.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our inter-company loans at March 31, 2005, a change of 1% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of approximately $0.3 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-United States subsidiaries, including our European, South American and Central American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.5 million gain in fiscal year 2005, a $0.1 million gain in fiscal year 2004 and a $7.1 million gain in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our cash flows for fiscal years 2005, 2004 and 2003 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended March 31,
(In Thousands)	2005	2004	2003
Net cash provided by operating activities	$10,139	$67,480	$155,018
Net cash provided by (used in) investing activities	(26,209)	(35,086)	(41,977)
Net cash used in financing activities	(1,602)	(4,688)	(92,749)
Effect of exchange rates	2,998	3,591	1,731

Net increase/(decrease) in cash	(14,674)	31,297	22,023
Cash and cash equivalents, beginning of period	112,790	81,493	59,470

Cash and cash equivalents, end of period	$98,116	$112,790	$81,493

Cash flows

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

Cash provided by operations and cash on the balance sheet continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow provided by operating activities was $10.1 million, $67.5 million, and $155.0 million in fiscal years 2005, 2004 and 2003, respectively. This decrease in cash flows during fiscal year 2005 is a result of the continuing decline in our revenues and resulting decline in our gross profit. In addition, the $57.4 million decrease in fiscal year 2005 operating cash flow was primarily due to restructuring cash payments of $25.5 million, lower collections on accounts receivable as a result of lower revenues, partially offset by an increase in accounts payable. The $87.5 million decrease in fiscal 2004 operating cash flow was primarily due to the reduction in net income and the greater reduction in 2003 as compared to 2004 in working capital.

Because of the decrease in cash flows generated from operations, interest payments on our debt and cash requirements for restructuring and tax payments, we expect liquidity to be negatively impacted during fiscal year 2006.

Our net cash flow used in investing activities was $26.2 million, $35.1 million and $42.0 million for fiscal years 2005, 2004 and 2003, respectively. The decrease in fiscal year 2005 cash outlays from investing activities was primarily due to decreased spending for property and equipment offset by the payment of $2.1 million for the acquisition of Image One, a regional print service provider. The decrease in fiscal 2004 cash outlays from investing activities was primarily due to reduced spending for property and equipment related, in part, to completion of the Vision 21 project and the new United States headquarters building.

Our net cash flow used in financing activities was $1.6 million, $4.7 million and $92.7 million for fiscal years 2005, 2004 and 2003, respectively. In fiscal year 2005, we had minimal financing activities, both in quantity and in amounts. During fiscal year 2004, we repaid our existing credit facility and outstanding senior notes from a $175.0 million senior notes offering. During fiscal year 2003, we significantly reduced our debt, as well as refinanced our line of credit facility.

During fiscal year 2005, this credit facility was amended and extended through January, 2008. The availability from this facility increased from $15.8 million in fiscal year 2004 to $50.0 million in fiscal year 2005 based on the revisions to the facility.

We believe cash and cash equivalents on hand, together with availability of our credit facilities of $61.2 million is sufficient to fund our cash requirements for the next twelve months.

Restructuring Charges

Fiscal Year 2005 Charge: In fiscal year 2005, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, we recorded a $13.8 million restructuring charge in fiscal year 2005. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”). Cash outlays for the employee severance and facilities during fiscal year 2005 were $2.5 million under the 2005 restructuring program. The remaining liability of the 2005 restructuring charge of $11.1 million and $0.2 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

We estimate that this program will reduce operating expenses by $44 million to $51 million and cost of goods sold by $16 million to $22 million per year when fully implemented, and will result in a 12% decrease in the worldwide workforce. The actions needed to achieve these savings will be taken in steps, beginning with the charges taken in fiscal year 2005 and are expected to require up to $37 million of cash. The payback on the cash usage is expected to be less than 12 months. We plan to take an additional charge to earnings of $1.0 million to $5.0 million over the next several quarters, with severance costs between $1.0 million to $3.0 million, and facilities costs between $1.0 million to $2.0 million.

The following table summarizes the fiscal year 2005 restructuring charge:

2005 Restructuring Charge:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Severance	$12,828	$(2,446)	$(49)	$10,333
Future lease obligations on facility closures	934	(32)	55	957

Total	$13,762	$(2,478)	$6	$11,290

2005 Restructuring Severance Charge by Operating Segment:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Americas	$3,542	$(521)	$(8)	$3,013
Europe/Australia	9,286	(1,925)	(41)	7,320

Total	$12,828	$(2,446)	$(49)	$10,333

2005 Restructuring Facility Charge by Operating Segment:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Americas	$615	$(25)	$—	$590
Europe/Australia	319	(7)	55	367

Total	$934	$(32)	$55	$957

Fiscal Year 2004 Charge: In fiscal year 2004, we formulated plans to significantly reduce our selling, general and administrative costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. These charges were accounted for under the provisions of SFAS 112 and SFAS 146. Cash outlays for the employee severance during fiscal year 2005 were $12.7 million. Cash outlays for the remaining terms of the facility leases during fiscal year 2005 were $10.1 million. If these leases are not terminated, our payments will continue through their respective terms unless otherwise disposed of. We reversed $3.6 million of fiscal year 2004 severance and facility charges during fiscal year 2005, as a result of employee attrition in our Americas and Europe/Australia segments, and a change in restructuring plans in the Europe/Australia segment due to improved performance in certain markets partially offset by a higher estimate of facility charges in the Americas due to our inability to sublease the facilities. The remaining non-cash changes of $0.4 million relate to foreign currency movements. The remaining liability of the 2004 restructuring charge of $13.4 million and $2.9 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

We expected to realize between $51 million and $56 million in connection with the fiscal year 2004 restructuring plan. Management believes substantially all of these savings have been realized through lower personnel and facility related costs during fiscal year 2005.

The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Severance	$26,910	$21,524	$(12,758)	$(5,357)	$3,409
Future lease obligations on facility closures	23,684	20,842	(10,068)	2,118	12,892

Total	$50,594	$42,366	$(22,826)	$(3,239)	$16,301

2004 Restructuring Severance Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Americas	$8,768	$5,946	$(4,220)	$(1,121)	$605
Europe/Australia	17,957	15,393	(8,490)	(4,099)	2,804
Other (1)	185	185	(48)	(137)	—

Total	$26,910	$21,524	$(12,758)	$(5,357)	$3,409

(1)	Includes corporate charges.

2004 Restructuring Facility Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Americas	$13,552	$10,840	$(5,981)	$2,027	$6,886
Europe/Australia	6,126	6,354	(1,569)	(348)	4,437
Other (1)	4,006	3,648	(2,518)	439	1,569

Total	$23,684	$20,842	$(10,068)	$2,118	$12,892

(1)	Includes corporate charges.

Long-Term Debt

The following table sets forth our future payments for our long-term debt:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	4,756	1,957	2,799
Other long-term obligations	873	439	434
Less unamortized discount	(3,347)	—	(3,347)

Total	$241,802	$2,396	$239,406

The 10.0% subordinated notes due April 1, 2008 have interest payable of $3.2 million every six months on April 1 and October 1.

The senior notes have a fixed annual interest rate of 11.0% and interest payments of $9.6 million that will be paid every six months on June 15 and December 15. The senior notes mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of our Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is our primary UK operating subsidiary, and all of our United States subsidiaries other than certain dormant entities.

If, for any fiscal year commencing with the fiscal year ending March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50% of such excess cash flow to purchase their senior notes at 101% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. As of March 31, 2005 there has not been excess cash flow.

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The balance of these costs as of March 31, 2005 was $5.4 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of March 31, 2005 was $3.3 million.

We have a credit facility which expires on January 4, 2008, with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires us to keep $5.0 million of cash in an operating account. As of March 31, 2005, the borrowing base for the credit facility was $50.0 million and we had no borrowings under the Fleet Credit Facility.

We incurred $1.6 million in debt issuance costs relating to the origination and amendment of the Fleet Credit Facility and are amortizing these costs over the remaining term of the credit facility. The balance of these costs as of March 31, 2005 was $0.7 million.

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.3 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of our Netherlands subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements as defined by the lender. The borrowing base totaled approximately Euro 8.6 million (U.S. $11.2 million) as of March 31, 2005 and we had no borrowings under the facility. Based on calculations as of March 31, 2005, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.5 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of March 31, 2005, was 2.75%.

Credit Ratings

	Rating	Outlook	Comments
Moody’s	B3	Negative	The Moody’s rating was changed to B3 in November 2004. The Moody’s outlook was changed to a negative outlook in November 2003.

S&P	B	Negative	The S&P rating was changed to B in February 2005.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at March 31, 2005.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$—	$175,000
Long-term debt – 10.0% Notes	64,520	—	—	64,520	—
Capital lease obligations	4,756	1,957	2,327	472	—
Other long-term obligations	873	439	162	68	204
Restructuring payment obligations (1)	27,591	24,541	3,050	—	—
Operating lease obligations	134,225	33,583	46,619	21,510	32,513
Purchase obligations	99,592	92,467	5,712	891	522
Estimated pension obligations	27,394	1,963	3,267	2,500	19,664

Total contractual obligations	$533,951	$154,950	$61,137	$89,961	$227,903

(1)	Includes amounts as part of restructuring plans committed to by management.

The above table does not include interest payments of $3.2 million paid every six months on April 1 and October 1 on our 10.0% subordinated notes due April 1, 2008 or interest payments of $9.6 million paid every six months on June 15 and December 15 on our 11.0% senior notes due June 15, 2010.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares, or the participating shares, for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and are paid in the form of additional participating shares through December 2004. At that time, we were obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which includes our new credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2005, the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 27.9% of the total voting power of our capital stock which includes an additional 86,136 participating shares in respect of payment-in-kind dividends.

If, by December 17, 2010, we have not converted or otherwise redeemed the participating shares, we are required, subject to compliance with applicable laws and the instruments governing our indebtedness, and except as set out immediately following to redeem the participating shares for cash at the greater of (a) the then liquidation value or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. If the price set out in (b) above is applicable, we are permitted to convert the participating shares into the number of ordinary shares into which they are convertible instead of making the cash payment.

We will be required on December 17, 2010 to redeem all of the then outstanding participating shares. If we fail to do this, we must then redeem the maximum number of such shares that can then lawfully be redeemed, assuming that the liquidation value per participating share is at that time greater that the market value of the ordinary shares into which the participating shares are convertible.

English company law (to which we are subject, as an English corporation) requires that the participating shares may be redeemed only out of our accumulated, realized profits (as described below, and generally described under English law as “distributable profits”) or, subject to some restrictions, the proceeds of a new issuance of shares for the purposes of financing the redemption.

We currently estimate that, as of December 17, 2010, the liquidation value of the then outstanding participating shares will be approximately $419.8 million. To the extent that we are legally permitted to do so, and except where a majority of our board of directors decided bona fide that to do so would be materially prejudicial to the business of the subsidiary undertaking, we are required to use our best efforts to ensure that our subsidiary undertakings distribute to us a sufficient amount of their profits, if any, to enable us to redeem the convertible participating shares. If we have insufficient distributable profits on December 17, 2010 to redeem the participating shares in full, we will be required to use our best efforts to complete a fresh issue of shares and use the proceeds of that fresh issue to finance the redemption. As of the date of this document, we have no distributable profits. However, in determining whether we are able to issue new shares, we may take into account then prevailing market conditions and other factors deemed reasonable by a majority of our board of directors, and we will not be required to issue new shares to the extent prohibited by our then existing indebtedness, whether under our principal bank credit facilities or pursuant to debt securities issued in an aggregate principal amount in excess of $50 million in a bona fide underwritten public offering or in a bona fide private offering.

In the event that we are unable to redeem all of the then outstanding participating shares on December 10, 2010, we are required to redeem so many of the shares as we are able, pro rata among the holders of the participating shares. Any participating shares that are not so redeemed shall remain outstanding, but shall thereafter be entitled to dividends at an increased rate of 8.5% per annum until redemption. In addition, the holders of the remaining participating shares shall be entitled to elect an additional two directors to our board of directors until the participating shares are redeemed in full.

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

We are likely either to pursue alternative financing arrangements or modifications in relation to the relevant requirements in relation both to the redemption of the participating shares and to the maturity of the $175 million of senior notes due in June 2010 in order to manage our liquidity and capital requirements beyond those dates.

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the year ended March 31, 2005, we were not required to make any penalty payments to GECC. For the year ended March 31, 2004, we were obligated for penalty payments of $0.1 million. We were not required to make any penalty payments for the year ended March 31, 2003.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them. We expect to pay between $12 million and $16 million to certain European tax authorities within fiscal year 2006 principally as a result of audits nearing settlement, as well as recurring operations. In addition, we could be required to pay amounts, which could be material, during the next 12 months, as a result of other tax audits and settlements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, FASB revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis. The revised standard replaces existing pension disclosure requirements. Compliance with SFAS 132 revised was generally effective for fiscal periods beginning after December 15, 2003. However, since all of the required disclosures relate to our international plans, the implementation rules were effective for our fiscal year ending March 31, 2005. The adoption of SFAS 132 revised did not have a material impact on our consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the use of the two-class method in calculating basic earnings per share by issuers with participating convertible securities. Companies were required to retroactively apply EITF 03-6 to participating securities in the quarter beginning April 1, 2004. We adopted EITF 03-6 in the quarter beginning April 1, 2004. Due to our capital structure and insufficient income, the adoption had no impact on our consolidated financial statements or earning available per share presented herein. Our participating shares are entitled to dividends equal to the greater of 6.5% per annum or ordinary share dividends on an as converted basis. Due to insufficient income for the periods presented, the participating shares are entitled to dividends equal to 6.5% per annum and all losses are allocated to the ordinary shares.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires public entities to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in the statement of operations. Pro forma disclosure is no longer allowable under the new standard. The cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—the requisite service period, usually the vesting period. We are required to adopt SFAS 123R as of the beginning of fiscal year 2007. As of March 31, 2005, we had not yet assessed the impact the adoption of SFAS 123R will have on our consolidated financial statements.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e. the risk of loss arising from adverse changes in market rates and prices) to which we are exposed include foreign exchange risk and interest rates on debt.

Interest Rate Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facility, while the 11.0% senior notes and the 10.0% subordinated notes bear a fixed rate.

We have outstanding $64.5 million of subordinated notes that have a fixed annual interest rate of 10.0% and interest payments of $3.2 million for the subordinated notes will be paid every six month on April 1 and October 1. The subordinated notes mature on April 1, 2008.

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

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.3 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of our Netherlands subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements (as defined) by the lender. The borrowing base totaled approximately Euro 8.6 million (U.S. $11.2 million) as of March 31, 2005 and we had no borrowings under the facility. Based on calculations as of March 31, 2005, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.5 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of March 31, 2005, was 2.75%.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (primarily Europe, Canada, South America, Central America and Australia) represented approximately 55% of our consolidated revenue in 2005. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At March 31, 2005, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three year period ended March 31, 2005, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for fiscal year 2005 were positively impacted by a $42.6 million foreign currency movement, primarily due to the strengthening of the euro and the British pound sterling versus the U.S. dollar.

Changes in foreign exchange rates that had the largest impact on translating our international operating profits for 2003 related to the euro and the British pound versus the U.S. dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $6.2 million in 2005, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accountants

The Board of Directors and Shareholders of Danka Business Systems PLC

We have audited the accompanying consolidated balance sheets of Danka Business Systems PLC as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. Our audit also included the financial statement schedule listed at Item 15(a)(2) for the years ended March 31, 2005 and 2004. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danka Business Systems PLC at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Danka Business Systems PLC’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Tampa, Florida

June 9, 2005

Report of Independent Registered Public Accounting Firm

To the Members of Danka Business Systems PLC:

We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit) and accumulated other comprehensive losses and cash flows of Danka Business Systems PLC and subsidiaries for the year ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows of Danka Business Systems PLC and subsidiaries for the period ended March 31, 2003, in conformity with U.S. generally accepted accounting principles.

KPMG Audit Plc

Chartered Accountants

Registered Auditor

London, England

June 9, 2003, except as to Note 18 which is as of

June 13, 2004 and Note 1 and Note 7,

which is as of June 14, 2005

Danka Business Systems PLC

Consolidated Statements of Operations for the Years Ended

March 31, 2005, 2004 and 2003

(In thousands, except per American Depositary Share (“ADS”) amounts)

	Note	2005	2004	2003
Revenue:
Retail equipment and related sales		$441,789	$467,900	$476,729
Retail service		588,784	638,519	697,011
Retail supplies and rentals		107,638	127,615	141,698
Wholesale		94,781	97,290	84,536

Total revenue		1,232,992	1,331,324	1,399,974

Costs of sales:
Retail equipment and related sales costs		295,359	308,912	310,892
Retail service costs		365,585	382,119	416,441
Retail supplies and rental costs, including depreciation on rental assets		66,633	79,143	81,050
Wholesale costs		78,123	78,241	68,429

Total cost of sales		805,700	848,415	876,812

Gross profit		427,292	482,909	523,162

Operating expenses:
Selling, general and administrative expenses		468,413	465,225	484,887
Restructuring charges (credits)	3	10,220	50,000	(555)
Impairment charges	2	70,854	—	—
Other expense (income)	4	432	2,234	(6,081)

Total operating expenses		549,919	517,459	478,251

Operating earnings (loss)		(122,627)	(34,550)	44,911

Interest expense	11	(31,938)	(33,912)	(32,822)
Interest income		1,008	1,252	1,249
Write-off of debt issuance costs		—	(20,563)	—

Earnings (loss) before income taxes		(153,557)	(87,773)	13,338

Provision (benefit) for income taxes	5	(20,481)	43,587	3,604

Net earnings (loss)		$(133,076)	$(131,360)	$9,734

Calculation of net earnings (loss) available to common shareholders
Net earnings (loss)		$(133,076)	$(131,360)	$9,734
Dividends and accretion on participating shares		(20,298)	(19,099)	(17,981)

Net earnings (loss) available to common shareholders		$(153,374)	$(150,459)	$(8,247)

Basic and diluted earnings (loss) available to common shareholders per ADS:	6
Net earnings (loss) per ADS		$(2.43)	$(2.41)	$(0.13)
Weighted average ADSs		63,081	62,539	62,141

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Balance Sheets as of March 31, 2005 and 2004

(In thousands except share data)

	Note	2005	2004
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $11,485 and $5,000 for 2005 and 2004, respectively		$98,116	$112,790
Accounts receivable, net of allowance for doubtful accounts of $58,845 and $47,253 for 2005 and 2004, respectively		228,504	246,996
Inventories		96,675	93,295
Prepaid expenses, deferred income taxes and other current assets		15,474	16,862

Total current assets		438,769	469,943
Equipment on operating leases, net	9	23,443	29,478
Property and equipment, net	10	50,654	65,888
Goodwill	2	216,482	282,430
Other intangible assets, net of accumulated amortization of $2,079 and $1,582, respectively	2	2,476	2,340
Deferred income taxes	5	8,946	7,688
Other assets		28,256	25,801

Total assets		$769,026	$883,568

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	11	$2,396	$3,212
Accounts payable		173,112	135,460
Accrued expenses and other current liabilities		127,299	128,963
Taxes payable		37,479	47,200
Deferred revenue		40,166	45,090

Total current liabilities		380,452	359,925
Long-term debt and notes payable, less current maturities	11	239,406	240,761
Deferred income taxes and other long-term liabilities		65,949	68,029

Total liabilities		685,807	668,715

6.5% senior convertible participating shares $1.00 stated value; 500,000 authorized; 304,136 and 285,143 issued and outstanding for 2005 and 2004, respectively	12	299,906	279,608

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value 500,000,000 authorized; 254,188,656 and 250,812,019 issued and outstanding for 2005 and 2004, respectively	7	5,277	5,194
Additional paid-in capital		329,152	328,070
Accumulated deficit		(495,960)	(342,586)
Accumulated other comprehensive loss		(55,156)	(55,433)

Total shareholders’ equity (deficit)		(216,687)	(64,755)

Total liabilities and shareholders’ equity (deficit)		$769,026	$883,568

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Years Ended

March 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Operating activities:
Net earnings (loss)	$(133,076)	$(131,360)	$9,734
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	42,249	55,505	57,828
Deferred income taxes	(306)	35,867	(966)
Amortization of debt issuance costs	2,080	5,601	10,944
Write-off of debt issuance costs	—	20,563	—
Loss on sale of property and equipment and equipment on operating leases	1,467	4,632	5,933
Proceeds from sale of equipment on operating leases	3,582	—	1,986
Restructuring charges (credits)	10,220	50,000	(555)
Impairment charges	70,854	—	—
Loss on sale of business	—	—	462
Changes in assets and liabilities, net of effects from the purchase of subsidiaries
Accounts receivable	19,039	10,671	35,021
Inventories	(3,115)	18,222	19,128
Prepaid expenses and other current assets	1,407	7,494	(6,658)
Other non-current assets	(7,500)	(3,756)	(18,597)
Accounts payable	37,237	(6,958)	29,621
Accrued expenses and other current liabilities	(21,807)	(12,932)	10,490
Deferred revenue	(5,017)	4,462	(1,715)
Other long-term liabilities	(7,175)	9,469	2,362

Net cash provided by operating activities	10,139	67,480	155,018

Investing activities:
Capital expenditures	(24,751)	(39,470)	(48,550)
Proceeds from the sale of property and equipment	443	4,841	633
Proceeds from the sale of subsidiary	209	—	5,940
Purchase of subsidiaries, net of cash acquired	(2,110)	(457)	—

Net cash used in investing activities	(26,209)	(35,086)	(41,977)

Financing activities:
Net payments under line of credit agreements	(1,001)	(112,830)	(55,615)
Net proceeds (payments) under capital lease arrangements	(1,766)	(2,955)	1,602
Principal payments on long-term debt	—	(49,233)	(18,301)
Issuance of long-term debt	—	170,905	—
Payment of debt issuance costs and fees	—	(11,150)	(20,435)
Proceeds from stock options exercised	1,165	575	—

Net cash used in financing activities	(1,602)	(4,688)	(92,749)

Effect of exchange rates on cash	2,998	3,591	1,731

Net increase (decrease) in cash and cash equivalents	(14,674)	31,297	22,023
Cash and cash equivalents, beginning of period	112,790	81,493	59,470

Cash and cash equivalents, end of period	$98,116	$112,790	$81,493

Supplemental disclosures—cash flow information:
Interest paid:	$29,859	$38,743	$42,795
Income taxes paid:	4,135	1,628	2,676
Capital lease obligations incurred for equipment leases	—	5,104	—

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended March 31, 2005, 2004 and 2003

(In thousands)

	Number of ordinary shares (4 ordinary shares equal 1 ADS)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balances at March 31, 2002	248,085	$5,139	$325,880	$(181,872)	$(101,098)	$48,049

Net earnings	—	—	—	9,734	—	9,734
Currency translation adjustment, net of taxes of nil	—	—	—	—	24,462	24,462

Comprehensive income						34,196
Dividends and accretion on participating shares	—	—	—	(17,857)	—	(17,857)
Proceeds from stock options exercised	1,447	28	1,293	—	—	1,321

Balances at March 31, 2003	249,532	5,167	327,173	(189,995)	(76,636)	65,709

Net loss	—	—	—	(131,360)	—	(131,360)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(7,271)	(7,271)
Currency translation adjustment, net of taxes of nil	—	—	—	—	28,474	28,474

Comprehensive loss						(110,157)
Dividends and accretion on participating shares	—	—	—	(21,231)	—	(21,231)
Proceeds from stock options exercised	1,280	27	897	—	—	924

Balances at March 31, 2004	250,812	5,194	328,070	(342,586)	(55,433)	(64,755)

Net loss	—	—	—	(133,076)	—	(133,076)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(4,093)	(4,093)
Currency translation adjustment, net of taxes of nil	—	—	—	—	4,370	4,370

Comprehensive loss						(132,799)
Dividends and accretion on participating shares	—	—	—	(20,298)	—	(20,298)
Proceeds from stock options exercised	3,377	83	1,082	—	—	1,165

Balances at March 31, 2005	254,189	$5,277	$329,152	$(495,960)	$(55,156)	$(216,687)

The accompanying notes are an integral part of these consolidated financial statements.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per American Depositary (“ADS”) amounts)

(Continued)

1. Summary of Significant Accounting Policies

Basis of preparation: The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The principal accounting policies are set forth below.

Basis of consolidation: The consolidated financial statements include the Company’s accounts and the accounts of its majority and wholly owned subsidiaries. The Company’s principal operating subsidiaries are located in North America, Europe, Australia, and Latin America, and are principally engaged in the distribution and service of photocopiers and related office imaging equipment. All inter-company balances and transactions have been eliminated in consolidation. References herein to “we” or “our” refer to Danka Business Systems PLC and consolidated subsidiaries unless the context specifically states otherwise.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenues and expenses during the reporting period. Certain significant estimates are disclosed throughout this report. The Company’s actual results could differ from these estimates.

Cash and cash equivalents: Cash and cash equivalents consists of cash on hand and all highly liquid investments or deposits with original maturities of three months or less and restricted cash of $11.5 million and $5.0 million at March 31, 2005 and 2004, respectively, that is collaterizing the Company’s lines of credit.

Allowances for doubtful accounts: The Company provides allowances for doubtful accounts and allowances for billing disputes and inaccuracies on its accounts receivable as follows:

•	Allowances for doubtful accounts: Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that the Company considers in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions.

•	Allowances for billing disputes and inaccuracies: Because of the difficulties the Company experiences in accurately recording the number of copies made by customers, entering contract information into its system and timely identifying and correcting billing errors, it reduces revenue for an estimate of future credits that will be issued for billing disputes and billing inaccuracies at the time of sale. These estimates are established based on the Company’s historical experience of write-offs and credits issued for billing disputes and inaccuracies and are influenced by a number of considerations, including but not limited to the following: the large number of customers and their dispersion across wide geographic areas and the fact that no single customer accounts for 4% or more of our net sales.

Inventories: Inventories consist of photocopiers, facsimile equipment and other automated office equipment which are stated at the lower of specific cost or market of $46.6 million at March 31, 2005 and $39.1 million at March 31, 2004. The related parts and supplies are valued at the lower of average cost or market of $50.1 million at March 31, 2005 and $54.2 million at March 31, 2004. On an ongoing basis, the Company reviews for estimated obsolete or unmarketable inventories and writes-down its inventories to their estimated net realizable value based upon its forecasts of future demand and market conditions using historical trends and analysis.

Property and equipment: Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method over the assets’ estimated economic lives. Expenditures for additions, major renewals or betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred. When property and equipment is retired or otherwise disposed of, the cost and the applicable accumulated depreciation is removed from the respective accounts and the resulting gain or loss is reflected in operations. The Company expenses software costs incurred in preliminary project stages. The Company capitalizes costs incurred in developing or obtaining internal use software. Capitalized software costs are amortized over a period of three to five years. Costs related to software maintenance and training are expensed as incurred.

Goodwill: Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews its goodwill balances for impairment in the fourth quarter of its fiscal year or more frequently if impairment indicators arise. Goodwill is tested for impairment by comparing the fair value of each reporting unit with it carrying value. Fair value is determined with the assistance of third party appraisers utilizing a combination of discounted cashflow and market multiple approaches.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Long-lived assets: The carrying value of long-lived assets to be held and used, including property and equipment, equipment on operating leases and other intangible assets, is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if future undiscounted cash flows and earnings from operations are not expected to be sufficient to recover the long-lived assets.

Other intangible assets: Other intangible assets consist of tradenames, customer lists and non-compete agreements. Tradenames have an indefinite life and are not amortized. Customer lists are amortized over their useful lives, generally two to five years, on a straight-line basis. Non-compete agreements are amortized over the lives of the agreements, generally three to fifteen years, on a straight-line basis.

Other assets: Other assets include deferred financing costs which are charged straight line to interest expense over the term of the related debt.

Income taxes: In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences which give rise to the deferred tax asset become deductible. The Company’s past financial performance is a significant factor which contributes to its inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering the relevant data, management concluded that it is not “more likely than not” that the Company will realize the benefits of certain deferred tax assets at March 31, 2005 and 2004. Consequently, the Company has a valuation allowance against net deferred tax assets in most jurisdictions at March 31, 2005 and 2004.

Revenue recognition: Wholesale and Retail equipment and related sales are recognized upon acceptance of delivery by the customer. In the case of equipment sales financed by third party finance/leasing companies, retail equipment and related sales are recognized upon acceptance of delivery by the customer and credit acceptance by the finance/leasing company, if later. In addition, for the sale of certain digital equipment that requires a comprehensive setup by the Company before it can be used by a customer, such as a Kodak/Nexpress 9110/9150 or equivalent type of equipment, revenue is recognized upon acceptance of delivery and installation by the customer and written confirmation of installation by a company representative. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon equipment usage by the customer.

Rental operating lease income is recognized straight-line over the lease term. Retail service revenues are generally recognized ratably over the term of the underlying maintenance contracts. Under the terms of the retail service contract, the customer is billed a flat periodic charge and/or a usage-based fee. The Company records revenue for the flat periodic charge each period and for actual or estimated usage each period.

The Company generally bundles a customer service agreement with equipment when sold. The typical agreement includes an allowance for a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from the Company’s national price lists for equipment and service. The national price lists for equipment include a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval from a higher level of management within our field services organization. The price lists for equipment are updated periodically to reflect changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflect the price of service charged to customers. The price lists for service are updated periodically to reflect changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements. Revenue for a bundled contract is allocated to service revenue and equipment revenue using the fair values as derived from the national price lists.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Cost of sales: Inbound freight charges are included in inventory. When the inventory is sold, the cost of the inventory, including the inbound freight charges, is relieved and charged to costs of sales. When the inventory is rented, the cost of the inventory, including the inbound freight charges, is relieved and transferred to the rental equipment asset account. The cost of the rental equipment asset is then depreciated over the estimated useful life of the equipment. The depreciation of rental equipment assets is included in rental costs.

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to equipment, supplies, rental and wholesale costs of sales is practicable.

Rebates: The Company receives vendor rebates based on arrangements with certain vendors. Those arrangements require vendors to make incentive payments to the Company based on the volume of purchases (dollar amounts, quantity of specific units, etc.) for monthly or quarterly periods. Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued, and recognized as a reduction to cost of sales when the related inventories are sold.

Shipping and handling costs: Shipping and handling charges billed to the Company’s customers are included in the same category as the related sale. The cost of shipping and handling is included in cost of sales.

Earnings per share: Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock. Earnings (loss) available to common shareholders is determined by reducing net earnings or loss by the dividends and accretion for the relevant fiscal year paid on the 6.5% senior convertible participating shares. Earnings per American Depositary Share (“ADS”) are based on the current ratio of four ordinary shares to one ADS.

Foreign currencies: The functional currency for most foreign operations is the local currency. Foreign currency transactions are converted at the rate of exchange on the date of the transaction or translated at the year end rate in the case of transactions not then finalized. Gains and losses resulting from foreign currency transactions are included in other expense (income) on the accompanying statements of operations.

Assets and liabilities in currencies other than United States dollars are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average rate of exchange for the period. The resulting translation adjustments are recorded as accumulated other comprehensive loss, a separate component of shareholders’ equity (deficit).

Concentrations of risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, trade receivables, trade payables and long-term debt. The Company’s cash and cash equivalents are placed with high credit quality financial institutions, and are invested in short-term maturity, highly rated securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographical areas. As of March 31, 2005, the Company had no significant concentrations of credit risk. The Company’s business is dependent upon close relationships with its vendors and its ability to purchase photocopiers and related office imaging equipment from these vendors on competitive terms. The Company primarily purchases products from several key vendors including Canon, Ricoh and Toshiba, each of which represented 10% or more of equipment purchases for the years ended March 31, 2005, 2004 and 2003.

Convertible Participating Shares: The Company accretes changes in the redemption value of its 6.5% convertible participating shares over the period from the date of issuance to the earliest redemption date of the convertible participating shares using the straight line method that approximates the interest method.

Financial instruments: In prior years, the Company used interest rate swap agreements to manage interest costs and the risks associated with changing interest rates. The interest differential to be paid or received was included in interest expense for the period. The Company does not hold derivative financial instruments for trading purposes.

Stock Based Compensation: The Company has employee stock benefit plans, which are described more fully in Note 14—Share Option and Stock Compensation Plans. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

(“APB 25”) and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, $0.2 million of stock-based employee compensation cost is recognized in net income related to the issuance of shares to the Company’s Board of Directors pursuant to the 2002 outside Director Stock Compensation Plan. The following table illustrates the effect on net earnings (loss) available to common shareholders and earnings (loss) available to common shareholders per ADS if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to employee stock benefits, including shares issued under the stock option plans.

For purposes of this pro-forma disclosure, the estimated fair value of the options using the Black-Sholes method for the fiscal years ending March 31, 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
Net earnings (loss) available to common shareholders, as reported	$(153,374)	$(150,459)	$(8,247)
Less: total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(4,203)	(5,766)	(3,377)

Pro forma net and diluted earnings (loss)	$(157,577)	$(156,225)	$(11,624)

Basic and diluted earnings (loss) available to common shareholders per ADS
As reported	$(2.43)	$(2.41)	$(0.13)
Pro forma	$(2.50)	$(2.50)	$(0.19)

See Note 14 – Share Option and Stock Compensation for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

Pensions: The Company accounts for its defined benefit pension plans using FASB Statement No. 87, “Employer’s Accounting for Pensions” (“SFAS 87”), and the disclosure rules under FASB Statement No. 132 revised, “Employers Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”). Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements. The calculation of pension expense and the Company’s pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. The Company believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company’s pension plans will impact its future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

Accumulated other comprehensive loss: At March 31, 2005, accumulated other comprehensive loss consisted of $43.8 million and $11.4 million of currency translation adjustment and minimum pension liability, respectively. At March 31, 2004, accumulated other comprehensive loss consisted of $48.2 million and $7.3 million of currency translation adjustment and minimum pension liability, respectively.

New Accounting Pronouncements: In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”). The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis. The revised standard replaces existing pension disclosure requirements. Compliance with SFAS 132 revised was generally effective for fiscal periods beginning after December 15, 2003. However, since all of the required disclosures relate to the Company’s international plans, the implementation rules were effective for the Company’s year ending March 31, 2005. The adoption of SFAS 132 revised did not have a material impact on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 requires the use of the two-class method in calculating basic earnings per share by issuers with participating convertible securities. Companies were required to retroactively apply EITF 03-6 to participating securities in the quarter beginning April 1, 2004. The Company adopted EITF 03-6 in the quarter beginning April 1, 2004. Due to the Company’s capital structure and insufficient income, the adoption had no impact on its consolidated financial

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

statements or earning available per share presented herein. Our participating shares are entitled to dividends equal to the greater of 6.5% per annum or ordinary share dividends on an as converted basis. Due to insufficient income for the periods presented, the participating shares are entitled to dividends equal to 6.5% per annum and all losses are allocated to the ordinary shares.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires public entities to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in the statement of operations. Pro forma disclosure is no longer allowable under the new standard. The cost will be recognized over the period during which an employee is required to provide service in exchange for the reward - the requisite service period, usually the vesting period. Adoption of SFAS 123R by the Company is required as of the beginning of fiscal year 2007. As of March 31, 2005, we had not yet assessed the impact the adoption of SFAS 123R will have on our consolidated financial statements.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principle unless it is impracticable to do so. SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate the adoption of SFAS 154 to have a material impact on its consolidated financial statements.

United Kingdom Companies Act 1985: The financial statements for the years ended March 31, 2005, 2004 and 2003 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts prepared under United Kingdom generally accepted accounting principles for the year ended March 31, 2005 will be delivered to the Registrar of Companies for England and Wales following our 2005 annual general meeting. The auditors’ reports on those statutory accounts were unqualified.

Note 2. Goodwill and Other Intangible Assets

Goodwill was reviewed for possible impairment as of January 1, 2005, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. In performing its impairment testing, the Company engaged an independent company to assist in the valuation of its reporting units. The fair value of the reporting units was determined using a combination of a discounted cash flow model and a guideline company method using market multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on this analysis, management determined that the goodwill balance was impaired for its Europe/Australia reporting unit. As such, additional goodwill impairment testing was completed for that reporting unit, and based on those results, the Company recorded an impairment charge totaling $70.9 million. No adjustment for impairment was necessary in fiscal years 2004 or 2003.

As of March 31, 2005, goodwill amounted to $216.5 million. Changes to goodwill for fiscal year ended March 31, 2005 resulted primarily from the write-down of goodwill in the Company’s Europe/Australia segment and fluctuations in foreign currency exchange rates.

Goodwill by reporting units as of March 31, 2005 and 2004 were as follows:

	2005	2004
Americas	$96,860	$96,213
Europe/Australia	119,622	186,217

Total	$216,482	$282,430

Other intangible assets, principally customer lists, amounted to $2.5 million, net of $2.1 million of accumulated amortization. Aggregate amortization expense of other intangible assets for fiscal years 2005, 2004 and 2003 amounted to $0.5 million, $0.5 million and $0.5 million, respectively. Estimated amortization expense for fiscal year 2006 is $0.5 million and the succeeding four fiscal years is between $0.4 million and $0.5 million per year.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

3. Restructuring Charges

Fiscal Year 2005 Charge: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, we the Company a $13.8 million restructuring charge in fiscal year 2005. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”). Cash outlays for the employee severance and facilities during fiscal year 2005 were $2.5 million under the 2005 restructuring program. The remaining liability of the 2005 restructuring charge of $11.1 million and $0.2 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 restructuring charge:

2005 Restructuring Charge:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Severance	$12,828	$(2,446)	$(49)	$10,333
Future lease obligations on facility closures	934	(32)	55	957

Total	$13,762	$(2,478)	$6	$11,290

2005 Restructuring Severance Charge by Operating Segment:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Americas	$3,542	$(521)	$(8)	$3,013
Europe/Australia	9,286	(1,925)	(41)	7,320

Total	$12,828	$(2,446)	$(49)	$10,333

2005 Restructuring Facility Charge by Operating Segment:

	Fiscal 2005 Expense	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Americas	$615	$(25)	$—	$590
Europe/Australia	319	(7)	55	367

Total	$934	$(32)	$55	$957

Fiscal Year 2004 Charge: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating its back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, the Company recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. These charges were accounted for under the provisions of SFAS 112 and SFAS 146. Cash outlays for the employee severance during fiscal year 2005 were $12.7 million. Cash outlays for the remaining terms of the facility leases during fiscal year 2005 were $10.1 million. If these leases are not terminated, the Company’s payments will continue through their respective terms unless otherwise disposed of. The Company reversed $3.6 million of fiscal year 2004 severance and facility charges during fiscal year 2005, as a result of employee attrition in its Americas and Europe/Australia segments, and a change in restructuring plans in the Europe/Australia due to improved performance in certain markets segment partially offset by a higher estimate of facility charges in the Americas due to the Company’s inability to sublease the facilities. The remaining non-cash changes of $0.4 million relate to foreign currency movements. The remaining liability of the 2004 restructuring charge of $13.4 million and $2.9 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

The following table summarizes the fiscal year 2004 restructuring charge:

2004 Restructuring Charge:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Severance	$26,910	$21,524	$(12,758)	$(5,357)	$3,409
Future lease obligations on facility closures	23,684	20,842	(10,068)	2,118	12,892

Total	$50,594	$42,366	$(22,826)	$(3,239)	$16,301

2004 Restructuring Severance Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2005
Americas	$8,768	$5,946	$(4,220)	$(1,121)	$605
Europe/Australia	17,957	15,393	(8,490)	(4,099)	2,804
Other (1)	185	185	(48)	(137)	—

Total	$26,910	$21,524	$(12,758)	$(5,357)	$3,409

(1)	Includes corporate charges.

2004 Restructuring Facility Charge by Operating Segment:

	Fiscal 2004 Expense	Reserve at March 31, 2004	Cash Outlays	Other Non- Cash Changes	Reserve at March 31, 2005
Americas	$13,552	$10,840	$(5,981)	$2,027	$6,886
Europe/Australia	6,126	6,354	(1,569)	(348)	4,437
Other (1)	4,006	3,648	(2,518)	439	1,569

Total	$23,684	$20,842	$(10,068)	$2,118	$12,892

(1)	Includes corporate charges.

4. Other Expense (Income)

Other income and other expense include the following for the years ended March 31, 2005, 2004, and 2003:

	2005	2004	2003
Other expense (income):
Foreign exchange (gains)/losses	$(466)	$(74)	$(7,108)
Disposal of businesses	—	38	576
Amortization of other intangible assets	497	360	451
Country exit and asset impairment costs	664	1,910	—
Other	(263)	—	—

Total	$432	$2,234	$(6,081)

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

5. Income Taxes

The provision (benefit) for income taxes attributable to continuing operations for the years ended March 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
U.S. income tax
Current	$4,313	$748	$(1,888)
Deferred	—	52,702	(4,979)

Total U.S. tax provision (benefit)	4,313	53,450	(6,867)
U.K. income tax
Current	—	—	—
Deferred	—	(17,319)	169

Total U.K. tax provision (benefit)	—	(17,319)	169
Other international income tax
Current	(24,488)	6,394	6,458
Deferred	(306)	1,062	3,843

Total other international tax provision (benefit)	(24,794)	7,456	10,301

Total provision (benefit) for income taxes	$(20,481)	$43,587	$3,604

A reconciliation of the United Kingdom statutory corporation tax rate to the effective rate for the years ended March 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Tax (benefit) charge at standard U.K. rate	$(46,067)	$(26,332)	$4,001
Profits (losses) taxed at other than standard U.K. rate	(12,547)	(4,313)	1,694
Valuation allowance changes affecting the provision (benefit) for income taxes	28,509	75,588	(4,880)
Write-down of goodwill	21,257	—	—
Settlement of uncertain tax positions	(24,197)	—	—
State tax provision (benefit), net of federal income tax provision (benefit)	104	(13)	(1,465)
Dividend income	9,203	—	—
Other permanent differences	3,257	(1,343)	4,254

Provision (benefit) for income taxes	$(20,481)	$43,587	$3,604

The United Kingdom statutory corporation tax rate was 30% in fiscal years 2005, 2004 and 2003.

The tax effects of temporary differences that comprise the elements of deferred tax at March 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Accrued expenses not deducted for tax purposes	$15,345	$15,431
Reserves for inventory and accounts receivable not deducted for tax purposes	23,660	19,263
Holding company loss carryforwards	1,173,217	1,114,180
Tax loss carryforwards	105,449	73,060
Tax credit carryforwards	3,200	3,200
Depreciation and other	12,565	11,241

Total gross deferred tax assets	1,333,436	1,236,375
Valuation allowance	(1,322,775)	(1,226,728)

Net deferred tax assets	10,661	9,647
Deferred tax liabilities:
Expenses deducted for tax purposes not expensed for U.S. GAAP	(2,639)	(764)
Reserves for inventory and accounts receivable not expensed for U.S. GAAP	(367)	(16)
Currency exchange gains not taxed	(2,642)	—
Leases and depreciation	(8,704)	(10,395)

Total gross deferred tax liabilities	(14,352)	(11,175)

Net deferred tax asset (liability)	$(3,691)	$(1,528)

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Net deferred tax assets (liabilities) as of March 31, 2005 and 2004 were classified in the consolidated balance sheets as follows:

	2005	2004
Deferred tax assets—current	$1,715	$1,959
Deferred tax assets—non-current	8,946	7,688
Deferred tax liabilities—current	(3,005)	(780)
Deferred tax liabilities—non-current	(11,347)	(10,395)

Net deferred tax asset/(liability)	(3,691)	(1,528)

At March 31, 2005, the Company has net operating losses and other carryforwards relating to U.S. operations of approximately $273.5 million of which $92.0 million will expire if not used by March 31, 2019, $52.8 million if not used by March 31, 2021, $41.6 million if not used by March 31, 2023, $23.4 million if not used by March 31, 2024, and $63.7 million if not used by March 31, 2025.

The Company has an alternative minimum tax credit carryforward of $3.2 million relating to U.S. operations. This credit is available indefinitely. The Company has foreign net operating loss carryforwards of approximately $163.0 million that expire from March 31, 2006 to indefinite life. The net operating losses described above reflect gross amounts of losses available. These losses include losses generated from uncertain tax positions, that if challenged may result in a reduction of actual loss carryforwards available. The accompanying balance sheet and footnote presents these loss carryforwards at the probable outcome of challenges to these positions. With the exception of Puerto Rico, all U.S. and foreign losses are offset by valuation allowances reflecting the uncertainty as to realization. In addition to the loss carryforwards, the Company has holding company loss carryforwards totalling $3.9 billion, against which a full valuation allowance has been established, as it is unlikely the Company will benefit from these carryforwards. The prior year disclosure of deferred tax asset has been reclassified to conform to current year presentation.

During fiscal year 2004, the Company increased its valuation allowance to fully reserve for substantially all of its deferred tax assets as management determined that realization of the related deferred tax assets was no longer “more likely than not”.

During fiscal year 2005, the Company recorded adjustments for changes in prior year estimates of tax liabilities of $24.0 million. These adjustments primarily related to favorable tax settlements of tax audits in the Company’s European operations partially offset by increase in tax liabilities in the U.S. The Company continued to establish a full valuation allowance against the tax benefits resulting from current year losses before income taxes.

The valuation allowance for deferred tax assets as of March 31, 2005, and 2004 was $149.6 million and $109.5 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2005 and 2004 in most jurisdictions and therefore a valuation allowance has been recorded to reserve our deferred tax assets at March 31, 2005 and 2004 in these jurisdictions.

The repatriation of the undistributed earnings of the Company’s foreign subsidiaries to the United Kingdom at March 31, 2005 would not result in an additional material amount of tax.

As income tax returns are not filed until well after the closing process for the March 31 financial statements is complete, the amounts recorded at March 31, 2005 and 2004 reflect estimates of what the final amounts will be when the actual income tax returns are filed for the calendar year.

The number of years that are open for tax audits vary depending on the tax jurisdiction. A number of years may elapse before a particular matter is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that the consolidated financial statements reflect the probable outcome of known tax contingencies.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

6. Earnings per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per ADS computations follows:

	March 31, 2005			March 31, 2004			March 31, 2003
	Earnings (loss) (numerator)	Shares (denominator)	Per-share amount	Earnings (loss) (numerator)	Shares (denominator)	Per-share amount	Earnings (loss) (numerator)	Shares (denominator)	Per-share amount
Basic loss available to common shareholders per ADS:
Net earnings (loss)	$(133,076)			$(131,360)			$9,734
Dividends and accretion on participating shares	(20,298)			(19,099)			(17,981)

Net earnings (loss)	(153,374)	63,081	$(2.43)	(150,459)	62,539	$(2.41)	(8,247)	62,141	$(0.13)

Effect of dilutive securities:
Stock options	—	—		—	—		—	—

Diluted loss available to common shareholders per ADS:
Net earnings (loss)	$(153,374)	63,081	$(2.43)	$(150,459)	62,539	$(2.41)	$(8,247)	62,141	$(0.13)

The effect of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below are not included in the computation of diluted earnings per share for the years ended March 31, 2005, 2004 and 2003 because they are anti-dilutive as the Company incurred losses available to common shareholders. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the years ended March 31, 2005, 2004 and 2003 because they are anti-dilutive as the Company is in a loss position. The total number of outstanding shares related to stock options (all of which are anti-dilutive) was 7.6 million, 8.5 million and 8.7 million at March 31, 2005, 2004 and 2003, respectively.

Potential ADSs issuance from:

	March 31,
	2005	2004	2003
6.5% senior convertible participating shares	23,681	22,203	20,818
Stock options	1,711	1,766	1,925

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

7. Segment Reporting

Historically, the Company had been organized into three reporting segments: United States, Europe and International. The International segment included the Company’s operations in Canada, Central America, South America and Australia. As of April 1, 2004, the Company changed its operating organization into two reporting segments, the Americas and Europe/Australia. The geographical areas covered by the Americas segment include the United States, Canada, Central America and South America while the Europe/Australia segment includes operations in Europe and Australia. Consequently, the Company’s primary areas of management and decision-making are now the Americas and Europe/Australia. Danka’s Americas and Europe/Australia segments provide office imaging equipment, document solutions and related services and supplies on a direct basis to retail customers. The Company’s Europe/Australia segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. The Company’s management relies on an internal management reporting process that provides segment revenue and operating earnings. Management believes that this is an appropriate measure of evaluating the operating performance of our segments. The following tables present information about the Company’s segments. The years ended March 31, 2004 and 2003 amounts have been restated to reflect the Company’s new operating organization.

Revenue, Gross profit and Operating earnings (loss)

	Year ended March 31,
(in thousands)	2005	2004	2003
Revenue
Americas	$626,160	$721,988	$825,930
Europe/Australia	606,832	609,336	574,044

Total Revenue	$1,232,992	$1,331,324	$1,399,974

Gross profit
Americas	$231,787	$286,948	$338,849
Europe/Australia	195,505	195,961	184,313

Total Gross profit	$427,292	$482,909	$523,162

Operating earnings (loss)
Americas	$(18,615)	$(2,466)	$25,390
Europe/Australia (2)	(65,575)	(5,505)	29,123

Subtotal	(84,190)	(7,971)	54,513
Other (1)	(38,437)	(26,579)	(9,602)

Total Operating earnings (loss)	$(122,627)	$(34,550)	$44,911

Interest expense
Americas	$1,640	$19,331	$52,430
Europe/Australia	12,978	11,826	11,210

Subtotal	14,618	31,157	63,640
Other (1)	17,320	2,755	(30,818)

Total Interest expense	$31,938	$33,912	$32,822

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Includes goodwill impairment charge of $70.9 million during fiscal year 2005.

Approximately 54.6%, 51.5% and 46.6% of the Company’s revenue in fiscal years 2005, 2004 and 2003, respectively, was generated outside the United States. In fiscal year 2005, approximately 49.2% of the Company’s revenue was generated in its Europe/Australia segment and 5.4% in the non-U.S. locations of its Americas segment. In fiscal year 2004, approximately 45.8% of the Company’s revenue was generated in its Europe/Australia segment and 5.7% in the non-U.S. locations of its Americas segment. In fiscal year 2003, approximately 41.0% of the Company’s revenue was generated in its Europe/Australia segment and 5.6% in the non-U.S. locations of its Americas segment.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Capital Expenditures and Depreciation and Amortization

	Year ended March 31,
	2005	2004	2003
Capital Expenditures
Americas	$13,606	$26,291	$34,170
Europe/Australia	10,527	10,749	12,026

Subtotal	24,133	37,040	46,196
Other (1)	618	2,430	2,354

Total Capital Expenditures	$24,751	$39,470	$48,550

Depreciation and Amortization
Americas	$29,085	$40,317	$43,742
Europe/Australia	10,974	13,552	13,844

Subtotal	40,059	53,869	57,586
Other (2)	2,190	1,636	242

Total Depreciation and Amortization	$42,249	$55,505	$57,828

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	Year ended March 31,
	2005	2004
Assets
Americas	$275,389	$312,224
Europe/Australia	382,797	467,762

Subtotal	658,186	779,986
Other (1)	110,840	103,582

Total Assets	$769,026	$883,568

Long-lived Assets (2)
Americas	$119,499	$136,118
Europe/Australia	138,510	257,245

Subtotal	258,009	393,363
Other (1)	72,248	20,262

Total Long-lived Assets	$330,257	$413,625

(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

8. Quarterly Financial Data (unaudited)

The following table presents selected quarterly financial data for the periods indicated:

	June 30	Sept. 30	Dec. 31	March 31	Total Year
Fiscal 2005
Total Revenue	$310,325	$308,654	$313,783	$300,230	$1,232,992
Gross profit	119,308	111,944	113,290	82,750	427,292

Net earnings (loss) (1)	421	(1,840)	4,456	(136,113)	(133,076)
Per ADS—diluted:
Net earnings (loss) available to common shareholders	(0.07)	(0.11)	(0.01)	(2.22)	(2.43)
Stock prices (high/low) per ADS	$4.81–$3.53	$4.89–$3.57	$3.77–$2.96	$3.12–$1.34	$4.89–$1.34

(1)	Includes a $19.0 million tax benefit resulting from a change in estimate recorded in the third quarter ended December 31, 2004 and a goodwill impairment charge of $70.9 million, a restructuring charge of $12.7 million, a charge to accounts receivable allowances due to a change in estimate of $14.3 million for the fourth quarter ended March 31, 2005.

	June 30	Sept. 30	Dec. 31	March 31	Total Year
Fiscal 2004
Revenue	$333,784	$322,963	$331,081	$343,494	$1,331,324
Gross profit	122,518	120,231	120,022	120,137	482,909
Net earnings (loss)	(796)	(17,259)	(16,941)	(96,364)	(131,360)
Per ADS—diluted:
Net earnings (loss) available to common shareholders	(0.09)	(0.35)	(0.35)	(1.62)	(2.41)
Stock prices (high/low) per ADS	$5.00–$3.14	$4.24–$2.01	$4.69–$2.36	$5.24–$3.70	$5.24–$2.01

9. Equipment on Operating Leases, net

Included in equipment on operating leases is equipment used to generate rental revenue. Substantially all of the Company’s governmental operating leases are cancelable after one year. Equipment on operating leases is depreciated over one to five years and consists of the following at March 31, 2005 and 2004:

	2005	2004
Equipment on operating leases	$117,323	$149,596
Less accumulated depreciation	(93,880)	(120,118)

Equipment on operating leases, net	$23,443	$29,478

Depreciation on equipment on operating leases for the years ended March 31, 2005, 2004 and 2003 was $18.8 million, $29.1 million and $36.1 million, respectively and is included in retail supplies and rental costs in the accompanying statements of operations.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

10. Property and Equipment, net

Property and equipment, along with their useful lives, consists of the following at March 31, 2005 and 2004:

	2005	2004	Average Useful life In years
Buildings	$1,477	$1,658	31
Office furniture and equipment	82,661	94,265	3 – 7
Leased office furniture and equipment	4,987	7,374	3 – 7
Leasehold improvements	23,147	21,680	3 – 15
Software	68,116	68,088	3 – 5
Transportation equipment	2,700	3,189	5 – 7
Land	376	423	—

Total cost	183,464	196,677
Less accumulated depreciation and amortization	(132,810)	(130,789)

Property and equipment, net	$50,654	$65,888

Depreciation expense on property and equipment and amortization of assets on capital leases for the years ended March 31, 2005, 2004 and 2003 was $22.9 million, $26.0 million and $21.2 million, respectively.

11. Debt

Debt consists of the following as of March 31, 2005 and 2004:

	2005	2004
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	4,756	6,411
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	873	1,834

Total long-term debt and notes payable	245,149	247,765
Less unamortized discount on senior notes	(3,347)	(3,792)

Total long-term debt and notes payable less unamortized discount	241,802	243,973
Less current maturities of long-term debt and notes payable	(2,396)	(3,212)

Long-term debt and notes payable, less current maturities	$239,406	$240,761

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

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The balance of these costs as of March 31, 2005 was $5.4 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of March 31, 2005 was $3.3 million.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

The Company has a credit facility which expires on January 4, 2008 with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires the Company to keep $5.0 million of cash in an operating account. As of March 31, 2005, the borrowing base for the credit facility was $50.0 million and the Company had no borrowings under the Fleet Credit Facility.

The Company incurred $1.6 million in debt issuance costs during fiscal year 2004 relating to the origination and amendment of the Fleet Credit Facility and is amortizing these costs over the remaining term of the credit facility. The balance of these costs as of March 31, 2005 was $0.7 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN AMRO. On November 2, 2004, the agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $15.3 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of its Netherlands subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements as defined by the lender. The borrowing base totaled approximately Euro 8.6 million (U.S. $11.2 million) as of March 31, 2005 and the Company had no borrowings under the facility. Based on calculations as of March 31, 2005, the Company was in compliance with the terms of the amended agreement. In addition, the amendment requires the Company to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.5 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of March 31, 2005, was 2.75%.

Aggregate annual maturities of debt at March 31, 2005, are as follows:

Year Ending March 31,
2006	$2,396
2007	1,656
2008	833
2009	65,025
2010	35
Thereafter	175,204

$245,149

12. 6.50% Senior Convertible Participating Shares

On December 17, 1999, the Company issued 218,000 new 6.50% senior convertible participating shares of Danka Business Systems PLC for $218.0 million. The net proceeds of the share subscription totaled approximately $204.6 million, after deducting transaction expenses.

The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. Dividends are cumulative and paid in the form of additional participating shares through December 17, 2004. Subsequent to then, we may be obligated to pay the participating share dividends in cash. However, the terms of the participating shares permit the Company to continue to pay payment-in-kind dividends following December 17, 2004 if its then existing principal indebtedness prohibits it from paying cash dividends which is currently the situation. Further, if the Company is not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and it has insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2005, the participating shares have voting rights on an as converted basis, currently corresponding to approximately 27.9% of the total voting power of our capital stock, which includes an additional 86,136 participating shares in satisfaction of the payment-in-kind dividends. The Company accretes changes in the redemption value of its 6.5% convertible participating shares over the period from the date of issuance to the earliest redemption date of the convertible participating shares using the straight line method that approximates the interest method.

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

Year	Percentage of liquidation return
2005 – 2006	102.167%
2006 – 2007	101.083%
2007 and thereafter	100.000%

If by December 17, 2010, the Company has not converted or otherwise redeemed the participating shares, it is required, subject to compliance with applicable laws, to redeem the participating shares for cash at the greater of (a) the then liquidation value or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. If the price set out in (b) above is applicable, the Company is permitted to convert the participating shares into the number of ordinary shares into which they are convertible instead of making the cash payment.

We will be required on December 17, 2010 to redeem all of the then outstanding participating shares. If we fail to do this, we must then redeem the maximum number of such shares that can then lawfully be redeemed, assuming that the liquidation value per participating share is at that time greater that the market value of the ordinary shares into which the participating shares are convertible.

English company law (to which we are subject, as an English corporation) requires that the participating shares may be redeemed only out of our accumulated, realized profits (as described below, and generally described under English law as “distributable profits”) or, subject to some restrictions, the proceeds of a new issuance of shares for the purposes of financing the redemption.

We currently estimate that, as of December 17, 2010, the liquidation value of the then outstanding participating shares will be approximately $419.8 million. To the extent that we are legally permitted to do so, and except where a majority of our board of directors decided bona fide that to do so would be materially prejudicial to the business of the subsidiary undertaking, we are required to use our best efforts to ensure that our subsidiary undertakings distribute to us a sufficient amount of their profits, if any, to enable us to redeem the convertible participating shares. If we have insufficient distributable profits on December 17, 2010 to redeem the participating shares in full, we will be required to use our best efforts to complete a fresh issue of shares and use the proceeds of that fresh issue to finance the redemption. As of the date of this document, we have no distributable profits. However, in determining whether we are able to issue new shares, we may take into account then prevailing market conditions and other factors deemed reasonable by a majority of our board of directors, and we will not be required to issue new shares to the extent prohibited by our then existing indebtedness, whether under our principal bank credit facilities or pursuant to debt securities issued in an aggregate principal amount in excess of $50 million in a bona fide underwritten public offering or in a bona fide private offering.

In the event that we are unable to redeem all of the then outstanding participating shares on December 10, 2010, we are required to redeem so many of the shares as we are able, pro rata among the holders of the participating shares. Any participating shares that are not so redeemed shall remain outstanding, but shall thereafter be entitled to dividends at an increased rate of 8.5% per annum until redemption. In addition, the holders of the remaining participating shares shall be entitled to elect an additional two directors to our board of directors until the participating shares are redeemed in full.

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

13. Employee Benefit Plans

Substantially all of the Company’s U.S. employees are entitled to participate in its profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At the Company’s discretion, it may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in the Company’s contributions after four years of service. There were no contributions to the plan for the years ended March 31, 2005 and 2004. The expenses related to contributions to the plan for the year ended March 31, 2003 were approximately $1.5 million.

The Company has a supplemental executive retirement plan, which provides additional income for certain of its U.S. executives upon retirement. There were no contributions to the plan for the years ended March 31, 2005, 2004 and 2003.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Most non-U.S. employees participate in defined benefit and contribution plans with varying vesting and contribution provisions. The expenses relating to these plans for the years ended March 31, 2005, 2004 and 2003 were approximately $6.7 million, $6.4 million and $2.5 million, respectively. For fiscal year 2005, the split between defined benefit plans and defined contribution plans was $4.0 million and $2.7 million, respectively.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

14. Share Option and Stock Compensation Plans

The Company has four share option and stock compensation plans, the 1996 Share Option Plan, the 1999 Share Option Plan, the 2001 Long-Term Incentive Plan and the 2002 Outside Director Stock Compensation Plan. Awards may be made under the first three plans to its officers and key employees. Under all of the stock option plans, the option exercise price is equal to the fair market value of the Company’s ordinary shares or ADS stock at the date of grant. Options granted by the Company currently expire no later than 10 years from the date of grant and generally fully vest within three years.

1996 Share Option Plan

The Company’s 1996 share option plan authorizes the granting of both incentive and non-incentive share options over an aggregate of 22,000,000 ordinary shares (5,500,000 ADS equivalents). The option balance outstanding at March 31, 2005 also includes options issued pursuant to a plan that preceded the 1996 share option plan. There are no shares available for issuance under this plan. Options were granted at prices not less than market value on the date of grant and the maximum term of an option may not exceed ten years. Share options granted under the 1996 share option plan generally vest ratably in equal tranches over three years beginning on the first anniversary of the date of grant.

The Company established The Danka Employees’ Trust Fund for use in conjunction with its 1996 share option plan. The employees’ trust may subscribe for new ordinary shares which the Company has granted in the form of share options, or it may purchase its ordinary shares on the open market. The employees’ trust will transfer shares to employees upon exercise of their options. No shares were acquired by the employees’ trust for the years ended March 31, 2005, 2004, and 2003.

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

2001 Long Term Incentive Plan

In October 2001, shareholders approved the Danka 2001 Long Term Incentive Plan, under which the Company may make awards of a variety of equity-related incentives to its executive directors, officers and employees. Awards under the 2001 plan may take the form of restricted stock unit awards, stock appreciation rights and other share-based awards. The 2001 plan is administered by the Company’s human resources committee, which determines the persons to whom awards may be made, the form of the awards, the terms and conditions of the awards, the number of shares subject to each award and the dates of grant. The total number of ordinary shares in respect of which awards may be made under the 2001 plan is 18,000,000 ordinary shares (4,500,000 ADS equivalents). Awards may be made in ordinary shares or ADSs. As of March 31, 2005, no awards had been made under the 2001 plan.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

2002 Outside Director Stock Compensation Plan

In October 2002, the shareholders approved the 2002 Outside Director Stock Compensation Plan which allows the Company to pay part of its outside (non-executive) directors’ compensation in shares. The total number of shares in respect of which awards may be made under the 2002 Plan are 2,000,000 ordinary shares or 500,000 ADS. As of March 31, 2005, 480,396 ordinary shares or 120,099 ADS had been issued under the 2002 Plan.

In July 2000, Shareholders approved a restricted stock award for the issuance of 1,542,168 ordinary shares (385,542 ADS equivalent) to be issued in three equal installments in 2001, 2002 and 2003 to the Company’s former president.

As of March 31, 2005, there were 39,002,968 ordinary shares (9,750,742 ADS equivalents) available to grant under all of the Company’s existing equity compensation plans.

Additional information with respect to all stock option plan activity during the years ended March 31, 2005, 2004 and 2003 was as follows in ADSs:

	2005		2004		2003
	Options	Weighted- average exercise price	Options	Weighted- average exercise price	Options	Weighted- average exercise price
Options outstanding at April 1	8,450	$4.18	8,679	$4.52	6,810	$5.42
Granted	1,563	3.22	1,860	3.39	2,474	3.44
Exercised	(781)	1.15	(291)	1.91	—	—
Forfeited	(1,674)	5.94	(1,798)	5.36	(605)	10.73

Options outstanding at March 31	7,558	3.91	8,450	4.18	8,679	4.52

Options exercisable at March 31	4,603	4.33	5,431	4.80	4,898	5.98

Shares available for issuance at March 31	4,871		4,759		4,821

The following table summarizes information about options outstanding at March 31, 2005.

	Outstanding Options			Exercisable Options
Price Range in dollars	Number of shares	Weighted average remaining contractual life (In Years)	Weighted average exercise price in dollars	Number of shares	Weighted average exercise price in dollars
$0.54 – $1.88	1,951	6.7	$1.19	1,692	$1.14
1.89 – 2.62	660	7.9	2.34	335	2.29
2.63 – 3.19	1,045	9.4	3.00	87	2.86
3.20 – 3.61	561	7.4	3.39	472	3.37
3.62 – 4.10	1,937	8.2	3.93	688	3.93
4.12 – 4.35	102	8.0	4.30	84	4.33
4.36 – 4.99	145	6.9	4.51	93	4.50
5.00 – 9.62	886	4.0	5.87	881	5.88
9.63 – 28.13	210	2.1	20.80	210	20.80
28.14 – 47.97	61	2.2	38.96	61	38.96

	7,558	7.2	$3.91	4,603	$4.33

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

SFAS No. 123 Assumptions and Fair Value

The fair value of options granted in 2005, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	102.24%	112.25%	119.94%
Risk-free interest rate	3.65%	2.99%	3.43%
Expected life	5 years	5 years	5 years

The weighted average fair value of ADSs at grant date for the years ended March 31, 2005, 2004 and 2003 was $2.76, $2.71 and $2.75, respectively.

Section 423 Employee Stock Purchase Plan

Under the Danka Section 423 Employee Stock Purchase Plan approved on March 28, 2002, the Company is authorized to issue up to 8,000,000 ordinary shares (2,000,000 ADS equivalents) to eligible employees in Danka Office Imaging Company, its principal U.S. operating subsidiary. Under the terms of the plan, employees can choose to have a fixed dollar amount deducted from their biweekly compensation to purchase its ADS. The purchase price of the ADS is 85% of the market value of the stock on the first day of the purchase period or the purchase date, whichever is lower. Employees are limited to a maximum purchase under the plan of stock with a fair market value of $25,000 during each calendar year. The plan became effective on April 1, 2002. All stock purchased under this plan must be retained for a period of six months. As of March 31, 2005, the Company had issued 267,374 ADSs under this plan.

15. Commitments and Contingencies

Leases: The Company is obligated under various noncancelable operating leases for its office facilities, office equipment and vehicles. Future noncancelable lease commitments as of March 31, 2005, are as follows:

Year Ending March 31,
2006	$33,583
2007	27,352
2008	19,267
2009	12,285
2010	9,225
Thereafter	32,513

Rental expense for fiscal years ended March 31, 2005, 2004 and 2003 was $40.4 million, $51.5 million, and $61.6 million, respectively.

Purchase Commitments: As of March 31, 2005, the Company had $99.6 million of purchase obligations, consisting principally of inventory and general administrative purchase commitments.

Equipment Leasing Commitment: The Company has an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to its qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, the Company is obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If the Company fails to provide a minimum level of customer leases under the agreement, it is obligated to pay penalty payments to GECC. For the year ended March, 31, 2005, the company was not required to make any penalty payments. For the year ended March 31, 2004 the Company was obligated for penalty payments of $0.1 million. It was not required to make any penalty payments for the year ended March 31, 2003.

Facility Lease Commitments: Danka Holding Company (“DHC”), one of the Company’s subsidiaries, has been a party to a number of tax retention operating leases (“TROLs”). Three properties subject to the TROLs financing were sold during fiscal year 2003 for approximately $34.9 million and the Company does not have further commitments under the TROLs.

Litigation: In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs. Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which the Company has opposed. The Company has filed a motion for summary judgment, which plaintiffs have opposed. While the amount sought in this complaint is in excess of $75,000, the Company cannot, at this time, estimate its potential exposure. The Company will continue to vigorously defend the claims alleged by the plaintiff in this action.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

16. Financial Instruments

Fair Value of Financial Instruments: At March 31, 2005, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and current maturities of long-term debt and notes payable approximated fair value due to the short-term maturities of these assets and liabilities. There are no quoted market prices for the Company’s 6.50% senior convertible participating shares. The participating shares currently are convertible into ordinary shares at a current conversion price of $12.44 per ADS. Assuming all participating shares were converted to ADSs at March 31, 2005, the resulting shares would have a market value of $39.4 million at that date, based on a per ADS price of $1.60. There are no quoted market prices for the $64.5 million in 10.0% subordinated notes but par value is an approximation of market value. The $175.0 million 11.0% senior notes are traded on the over the counter market. As of March 31, 2005 the market value of these senior notes was $168.0 million.

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

17. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). All subsidiaries are 100% owned by the Company. The Subsidiary Guarantors generated 59.8%, 63.1% and 67.5% of the Company’s total revenue during the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

Supplemental Consolidating Statement of Operations

For the year ended March 31, 2005

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$286,706	$155,083	$—	$441,789
Retail service	—	373,012	215,772	—	588,784
Retail supplies and rentals	—	78,200	29,438	—	107,638
Wholesale	—	—	94,781	—	94,781

Total Revenue	—	737,918	495,074	—	1,232,992

Cost of Sales
Retail equipment and related sales costs	—	190,533	104,826	—	295,359
Retail service costs	—	230,712	134,873	—	365,585
Retail supplies and rental costs, including depreciation on rental assets	—	50,920	15,713	—	66,633
Wholesale costs	—	—	78,123	—	78,123

Total cost of sales	—	472,165	333,535	—	805,700

Gross profit	—	265,753	161,539	—	427,292

Operating expense
Selling, general and administrative expenses	6,563	313,570	148,280	—	468,413
Restructuring charges	—	5,924	4,296	—	10,220
Impairment charges	—	21,595	49,259	—	70,854
Equity (income) loss	146,116	98,924	73,934	(318,974)	—
Other (income) expense	6,309	(78,943)	73,066	—	432

Total operating expenses	158,988	361,070	348,835	(318,974)	549,919

Operating earnings (loss)	(158,988)	(95,317)	(187,296)	318,974	(122,627)

Interest expense	(27,001)	(25,265)	(72,824)	93,152	(31,938)
Interest income	52,913	30,814	10,433	(93,152)	1,008

Earnings (loss) before income taxes	(133,076)	(89,768)	(249,687)	318,974	(153,557)

Provision (benefit) for income taxes	—	3,770	(24,251)	—	(20,481)

Net earnings (loss)	$(133,076)	$(93,538)	$(225,436)	$318,974	$(133,076)

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Supplemental Consolidating Statement of Operations

For the year ended March 31, 2004

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$324,510	$143,390	$—	$467,900
Retail service	—	421,731	216,788	—	638,519
Retail supplies and rentals	—	94,477	33,138	—	127,615
Wholesale	—	—	97,290	—	97,290

Total Revenue	—	840,718	490,606	—	1,331,324

Cost of Sales
Retail equipment and related sales costs	—	213,959	94,953	—	308,912
Retail service costs	—	243,823	138,296	—	382,119
Retail supplies and rental costs, including depreciation on rental assets	—	57,303	21,840	—	79,143
Wholesale costs	—	—	78,241	—	78,241

Total cost of sales	—	515,085	333,330	—	848,415

Gross profit	—	325,633	157,276	—	482,909

Operating expense
Selling, general and administrative expenses	4,804	318,805	141,616	—	465,225
Restructuring charges	—	32,788	17,212	—	50,000
Equity (income) loss	149,666	114,205	75,001	(338,872)	—
Other (income) expense	(20,686)	4,554	26,392	(8,026)	2,234

Total operating expenses	133,784	470,352	260,221	(346,898)	517,459

Operating earnings (loss)	(133,784)	(144,719)	(102,945)	346,898	(34,550)

Interest expense	(28,914)	(2,968)	(40,312)	38,282	(33,912)
Interest income	38,282	1,148	104	(38,282)	1,252
Write-off of debt issuance costs	(20,563)	—	—	—	(20,563)

Earnings (loss) before income taxes	(144,979)	(146,539)	(143,153)	346,898	(87,773)

Provision (benefit) for income taxes	(13,619)	50,032	7,174	—	43,587

Net earnings (loss)	$(131,360)	$(196,571)	$(150,327)	$346,898	$(131,360)

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Supplemental Consolidating Statement of Operations

For the year ended March 31, 2003

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$351,734	$124,995	$—	$476,729
Retail service	—	487,934	209,077		697,011
Retail supplies and rentals	—	104,734	36,964	—	141,698
Wholesale	—	—	84,536	—	84,536

Total Revenue	—	944,402	455,572	—	1,399,974

Cost of Sales
Retail equipment and related sales costs	—	223,551	87,341	—	310,892
Retail service costs	—	276,291	140,150	—	416,441
Retail supplies and rental costs, including depreciation on rental assets	—	64,842	16,208	—	81,050
Wholesale costs	—	—	68,429	—	68,429

Total cost of sales	—	564,684	312,128	—	876,812

Gross profit	—	379,718	143,444	—	523,162

Operating expense
Selling, general and administrative expenses	5,172	356,043	123,672	—	484,887
Restructuring credits	—	(102)	(453)	—	(555)
Equity (income) loss	19,590	21,079	(51,550)	10,881	—
Other (income) expense	(17,935)	(21,797)	19,704	13,947	(6,081)

Total operating expenses	6,827	355,223	91,373	24,828	478,251

Operating earnings (loss)	(6,827)	24,495	52,071	(24,828)	44,911

Interest expense	(30,020)	(1,519)	(65,561)	64,278	(32,822)
Interest income	57,438	5,390	2,699	(64,278)	1,249

Earnings (loss) before income taxes	20,591	28,366	(10,791)	(24,828)	13,338

Provision (benefit) for income taxes	10,857	8,874	5,242	(21,369)	3,604

Net earnings (loss)	$9,734	$19,492	$(16,033)	$(3,459)	$9,734

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Supplemental Consolidating Balance Sheet Information

March 31, 2005

	Parent Company (1)	Subsidiary Guarantors (2)	Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$9,989	$34,137	$53,990	$—	$98,116
Accounts receivable, net	—	115,204	113,300	—	228,504
Inventories	—	47,104	49,571	—	96,675
Due (to)/from affiliate	(530,152)	446,074	88,465	(4,387)	—
Prepaid expenses, deferred income taxes and other current assets	32	6,277	9,165	—	15,474

Total current assets	(520,131)	648,796	314,491	(4,387)	438,769
Equipment on operating leases, net	—	14,106	9,337	—	23,443
Property and equipment, net	27	44,376	6,251	—	50,654
Goodwill, net	—	132,168	84,314	—	216,482
Other intangible assets, net	—	2,476	—	—	2,476
Investment in subsidiaries	845,111	12,106	726,963	(1,584,180)	—
Deferred income taxes	—	4,918	4,028	—	8,946
Other assets	5,417	16,921	5,918	—	28,256

Total assets	$330,424	$875,867	$1,151,302	$(1,588,567)	$769,026

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,435	$961	$—	$2,396
Accounts payable	790	96,169	76,153	—	173,112
Accrued expenses and other current liabilities	10,294	70,295	46,710	—	127,299
Taxes Payable	(54)	8,127	29,406	—	37,479
Deferred revenue	—	21,507	18,658	—	40,165

Total current liabilities	11,030	197,533	171,888	—	380,451
Long-term debt and notes payables, less current maturities	236,173	2,536	697	—	239,406
Deferred income taxes and other long-term liabilities	—	43,897	22,052	—	65,949

Total liabilities	247,203	243,966	194,637	—	685,806

6.5% convertible participating shares	299,907	—	—	—	299,907

Shareholders’ equity (deficit)
Ordinary shares, 1.25 pence stated value	5,277	1,188,946	236,587	(1,425,533)	5,277
Additional paid-in capital	329,152	26,743	439,780	(466,523)	329,152
Retained earnings (accumulated deficit)	(495,959)	(615,814)	593,766	22,047	(495,960)
Accumulated other comprehensive (loss) income	(55,156)	32,026	(313,468)	281,442	(55,156)

Total shareholder’s equity (deficit)	(216,686)	631,901	956,665	(1,588,567)	(216,687)

Total liabilities & shareholders’ equity (deficit)	$330,424	$875,867	$1,151,302	$(1,588,567)	$769,026

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

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

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Supplemental Consolidating Statements of Cash Flows

For the years ended March 31, 2005 and 2004

	For the Year Ended March 31, 2005
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Consolidated Total
	$000	$000	$000	$000
Net cash provided by (used in) operating activities	$(59,565)	$28,028	$41,676	$10,139

Investing activities
Capital expenditures	—	(15,015)	(9,736)	(24,751)
Proceeds from sale of property and equipment	—	84	359	443
Purchase of subsidiary, net of cash	—	(2,110)	—	(2,110)
Proceeds from sale of subsidiary	—	62	147	209

Net cash used in investing activities	—	(16,979)	(9,230)	(26,209)

Financing activities
Net (payment) borrowing of debt	—	(1,103)	(1,664)	(2,767)
Proceeds from stock options exercised	1,165	—	—	1,165

Net cash provided by (used in) financing activities	1,165	(1,103)	(1,664)	(1,602)

Effect of exchange rates on cash	—	2,099	899	2,998

Net increase (decrease) in cash	(58,400)	12,045	31,681	(14,674)
Cash and cash equivalents, beginning of period	68,389	22,092	22,309	112,790

Cash and cash equivalents, end of period	$9,989	$34,137	$53,990	$98,116

	For the Year Ended March 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Consolidated Total
	$000	$000	$000	$000
Net cash provided by operating activities	$25,530	$29,748	$12,202	$67,480

Investing activities
Capital expenditures	—	(22,583)	(16,887)	(39,470)
Proceeds from sale of property and equipment	—	3,201	1,640	4,841
Proceeds from sale of business	—	(457)	—	(457)

Net cash used in investing activities	—	(19,839)	(15,247)	(35,086)

Financing activities
Net borrowing (payment) of debt	11,300	(2,818)	(2,020)	6,462
Payment of debt issue costs	(11,150)	—	—	(11,150)

Net cash provided by (used in) financing activities	150	(2,818)	(2,020)	(4,688)

Effect of exchange rates on cash	—	1,103	2,488	3,591

Net increase (decrease) in cash	25,680	8,194	(2,577)	31,297
Cash and cash equivalents, beginning of period	42,709	13,898	24,886	81,493

Cash and cash equivalents, end of period	$68,389	$22,092	$22,309	$112,790

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Supplemental Consolidating Statements of Cash Flows

For the years ended March 31, 2003

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Consolidated Total
	$000	$000	$000	$000
Net cash provided by operating activities	$128,538	$20,544	$5,936	$155,018

Investing activities
Capital expenditures	—	(34,437)	(14,113)	(48,550)
Proceeds from sale of property and equipment	—	323	310	633
Proceeds from sale of business	—	—	5,940	5,940

Net cash provided by (used in) investing activities	—	(34,114)	(7,863)	(41,977)

Financing activities
Net (payment) borrowing of debt	(73,814)	1,707	(207)	(72,314)
Payment of debt issue costs	(20,435)	—	—	(20,435)

Net cash provided by (used in) financing activities	(94,249)	1,707	(207)	(92,749)

Effect of exchange rates	—	373	1,358	1,731

Net increase (decrease) in cash	34,289	(11,490)	(776)	22,023
Cash and cash equivalents, beginning of period	8,420	25,388	25,662	59,470

Cash and cash equivalents, end of period	$42,709	$13,898	$24,886	$81,493

DANKA BUSINESS SYSTEMS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Continued)

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

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

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, authorized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (together our “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and our CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act), as of March 31, 2005. As a result of the material weaknesses identified below under Management’s Annual Report on Internal Control over Financial Reporting, we have concluded that as of March 31, 2005, the Company’s disclosure controls and procedures were ineffective.

However, to address the material weaknesses described in our Management’s Annual Report on Internal Control over Financial Reporting, the Company performed additional analysis and other post-closing procedures in an effort to reasonably assure that the consolidated financial statements included in this report for the fiscal year ended March 31, 2005 have been prepared in accordance with U. S. generally accepted accounting principles and fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Limitations on the Effectiveness of Controls

We maintain a system of internal control over financial reporting to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with U. S. generally accepted accounting principles. However, our management, including the Certifying Officers, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making the assessment, Danka management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon this assessment and as more fully explained below, management identified eleven material weaknesses in our internal control over financial reporting as of March 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Danka management identified the following material weaknesses as of March 31, 2005:

Information Technology General Controls (ITGCs). ITGCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITGCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of March 31, 2005, a material weakness existed relating to our information technology general controls, including ineffective controls relating to:

•	Program development and program changes including (1) authorization of changes, (2) appropriate testing and approval of the changes prior to the changes being moved into production, and (3) restricting the ability to migrate changes to production, and

•	Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Revenue and Billing Processes. As of March 31, 2005, the following four material weaknesses existed related to ineffective controls over our revenue and billing processes:

•	Billing of service revenue: Ineffective controls to (a) accurately record the number of copies made by customers in order to calculate service revenue, (b) accurately enter contract information into our billing systems in order to determine correct amounts for service billings, and (c) timely identify and correct billing errors.

•	Determination of the reserves for bad debts and inaccurate billings: Ineffective controls over (a) the accuracy of the information used in determining the allowance for bad debts and the allowance for billing disputes and inaccuracies, and (b) the review of the bad debt and billing disputes and inaccuracies allowances computations and their underlying assumptions.

•	Recording of sales of hardware under lease: Ineffective controls over the evaluation and review of these transactions for the appropriate application of U.S. generally accepted accounting principles.

•	Service accrual and deferred revenue: Ineffective controls over (a) the accuracy of the information used in determining the service accrual and related deferred revenue account, and (b) the review of the service accrual and underlying assumptions.

As a result of these material weaknesses, management recorded material adjustments to the revenue, accounts receivable and deferred revenue accounts during the fiscal year ended March 31, 2005.

Financial Statement Close Process. As of March 31, 2005, the following three material weaknesses existed related to our financial statement close process. We did not maintain effective controls to ensure:

•	Timely and accurate completion of all account reconciliations, review of reconciliations and monitoring of accounts (including clearing and suspense accounts),

•	Compliance with accounting guidance disseminated and communicated to subsidiaries domiciled outside the United States,

•	The accuracy of the preparation and adequate review of the consolidation of accounts and journal entries.

These material weaknesses related to the financial statement close process affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

The material weaknesses described above in our financial statement close process were compounded by: (a) Danka’s lack of segregation of duties related to the design of controls to properly segregate incompatible functions and the lack of operating effectiveness of system controls designed to segregate duties by preventing access to incompatible system functions, and (b) Danka’s lack of sufficient qualified personnel.

Custody and Tracking of Inventory and Rental Assets. As of March 31, 2005, the following two material weaknesses existed related to our custody and tracking of physical inventories and rental assets:

•	ineffective controls over the timely completion and review of inventory reconciliations, and

•	ineffective controls over the conduct of physical observations of inventory and rental assets.

Errors resulting from these material weaknesses resulted in adjustments recorded in the consolidated financial statements for year ended March 31, 2005 to correct identified errors in the following accounts — inventories, equipment on operating leases, rental costs of sale and operating expenses.

Income Taxes. As of March 31, 2005, a material weakness existed related to our accounting for income taxes, including ineffective controls over the determination and recording of income tax reserves, taxes payable, sales and use tax and property taxes during interim periods of fiscal 2005.

As a result of the material weaknesses identified above, we have concluded that as of March 31, 2005, the Company did not maintain effective internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which is included below in Item 9A of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Danka Business Systems PLC

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included at Item 9A, that Danka Business Systems PLC (“Danka” or the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Danka Business Systems PLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Information Technology General Controls. As of March 31, 2005, a material weakness existed relating to the Company’s information technology general controls, including ineffective controls relating to:

•	Program development and program changes including (1) authorization of changes, (2) appropriate testing and approval of the changes prior to the changes being moved into production, and (3) restricting the ability to migrate changes to production, and

•	Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Revenue and Billing Processes. As of March 31, 2005, the following four material weaknesses existed related to ineffective controls over the Company’s revenue and billing processes:

•	Billing of service revenue: Ineffective controls to (a) accurately record the number of copies made by customers in order to calculate service revenue, (b) accurately enter contract information into the Company’s billing systems in order to determine correct amounts for service billings, and (c) timely identify and correct billing errors.

•	Determination of the reserves for bad debts and inaccurate billings: Ineffective controls over (a) the accuracy of the information used in determining the allowance for bad debts and the allowance for billing disputes and inaccuracies, and (b) the review of the bad debt and billing disputes and inaccuracies allowances computations and their underlying assumptions.

•	Recording of sales of hardware under lease: Ineffective controls over the evaluation and review of these transactions for the appropriate application of U.S. generally accepted accounting principles.

•	Service accrual and deferred revenue: Ineffective controls over (a) the accuracy of the information used in determining the service accrual and related deferred revenue account, and (b) the review of the service accrual and underlying assumptions.

As a result of these material weaknesses, management recorded material adjustments to the revenue, accounts receivable and deferred revenue accounts during the fiscal year ended March 31, 2005.

Financial Statement Close Process. As of March 31, 2005, the following three material weaknesses existed related to the Company’s financial statement close process. The Company did not maintain effective controls to ensure:

•	Timely and accurate completion of all account reconciliations, review of reconciliations and monitoring of accounts (including clearing and suspense accounts),

•	Compliance with accounting guidance disseminated and communicated to subsidiaries domiciled outside the United States,

•	The accuracy of the preparation and adequate review of the consolidation of accounts and journal entries.

These material weaknesses related to the financial statement close process affect all of the Company’s significant accounts and could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

The material weaknesses described above in the Company’s financial statement close process were compounded by: (a) the Company’s lack of segregation of duties related to the design of controls to properly segregate incompatible functions and the lack of operating effectiveness of system controls designed to segregate duties by preventing access to incompatible system functions, and (b) the Company’s lack of sufficient qualified personnel.

Custody and Tracking of Inventory and Rental Assets. As of March 31, 2005, the following two material weaknesses existed related to the Company’s custody and tracking of physical inventories and rental assets:

•	ineffective controls over the timely completion and review of inventory reconciliations,

•	ineffective controls over the conduct of physical observations of inventory and rental assets

Errors resulting from these material weaknesses resulted in adjustments recorded in the consolidated financial statements for year ended March 31, 2005 to correct identified errors in the following accounts — inventories, equipment on operating leases, rental costs of sale and operating expenses.

Income Taxes. As of March 31, 2005, a material weakness existed related to the Company’s accounting for income taxes, including ineffective controls over the determination and recording of income tax reserves, taxes payable, sales and use tax and property taxes during interim periods of fiscal 2005.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 financial statements, and this report does not affect our report dated June 9, 2005 on those financial statements.

In our opinion, management’s assessment that Danka Business Systems PLC did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Danka Business Systems PLC has not maintained effective internal control over financial reporting as of March 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

Tampa, Florida

June 9, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The table below contains information regarding our current directors and executive officers and the current directors and executive officers of our primary operating subsidiaries. The executive officers serve at the pleasure of the respective boards of directors.

Name	Age	Position(s)	Financial Expert	Nominations Committee Member	Audit Committee Member	Human Resources Committee Member	Director’s Rotation
Todd L. Mavis	44	Chief Executive Officer and Director	—	—	—	—	2007
W. Andrew McKenna	59	Chairman	—	—	—	—	2005
Kevin C. Daly	60	Director	—	—	X	—	2005
David Downes	59	Director	X	—	X		2005
Jaime W. Ellertson	47	Director	—	Xc	—	—	2006
Michael B. Gifford	69	Director	—	X	Xc	—	2007
Christopher B. Harned	42	Director	—	—	—	—	2005
J. Ernest Riddle	63	Director	—	—	—	X	2006
James L. Singleton	49	Director	—	X	—	X	2006
Erik Vonk	52	Director				Xc	2007
Paul G. Dumond	50	Secretary	—	—	—	—	—
James F. Anderson	51	Senior Vice President and Corporate Controller	—	—	—	—	—
Keith J. Nelsen	41	General Counsel and Chief Administrative Officer	—	—	—	—	—
Michael C. Wedge	45	Chief Operating Officer, Danka Americas
Donald W. Thurman	59	Chief Marketing Officer	—	—	—	—	—
Peter Williams	52	President and Chief Operating Officer, Danka Europe/Australia
F. Mark Wolfinger	50	Executive Vice President and Chief Financial Officer	—	—	—	—	—

C – Chairman of the Committee

Todd L. Mavis. Mr. Mavis was appointed our chief executive officer and director effective April 1, 2004. From July 2001 through March 2004, Mr. Mavis served as president of our U.S. business unit. From 1997 to 2001, Mr. Mavis was executive vice president of Mitchell International, a leading information provider and software developer for insurance and related industries. From 1996 to 1997, Mr. Mavis was senior vice president—worldwide sales and marketing of Checkmate Electronics, Inc, a Nasdaq National Market listed company. For the last 16 years, Mr. Mavis has been involved in the information technology industry and has been heavily involved in the re-engineering of several companies, including Attachmate and Memorex Telex.

Kevin C. Daly. Mr. Daly was appointed to our board of directors in January 2002. Since October 2001, Mr. Daly has been chief technical officer of Storage Solutions Group, a leading supplier of data protection devices for computer networks. From 1991 to 2001, Mr. Daly served as chief executive officer and president of Quantum ATL which was merged into Storage Solutions Group in 2001.

David Downes. Mr. Downes was appointed as a non-executive director to our Board of Directors in January 2005. Mr. Downes has been the Finance Director of Shanks Group PLC since 1993. He has previously held Finance Director positions with Hunter Saphir PLC, MBS PLC and with the brewing division of Grand Metropolitan PLC and trained as a management accountant with Chrysler in Detroit before taking up financial management positions in their European operations and then held various controllerships within Air Products Europe. Mr. Downes is an engineering graduate of Kings College, London University and obtained his MBA from Stanford University, California. He is also a Fellow of both the Chartered Institute of Management Accountants and the Association of Corporate Treasurers.

Jaime W. Ellertson. Mr. Ellertson was appointed to our board of directors in November 2002. He has served as chief executive officer of S1, a Nasdaq National Market listed software company, since November 2000 and as a director since January 2001. Prior to joining S1, Mr. Ellertson served as executive vice president and general manager of worldwide strategic operations for BroadVision, Inc., a provider of self-service applications, from April 2000 until November 2000. From January 1997 until April 2000, Mr. Ellertson held the executive positions of chairman of the board and chief executive officer of Interleaf, Inc., a Nasdaq listed provider of software tools for e-content management that was acquired by Broadvision, a Nasdaq National Market listed software company. Mr. Ellertson is a director of Trigo Technologies, Inc., a privately held software company and Apropos Technology, Inc., a Nasdaq National Market listed software company.

Michael B. Gifford. Mr. Gifford was appointed to our board of directors in September 1999. He was chairman of our board of directors from March 1, 2001 to January 13, 2002. Mr. Gifford was our interim chief executive officer from October 2000 to February 2001. From 1983 through 1996, Mr. Gifford was group chief executive of the Rank Organization Plc, a London based leisure and entertainment conglomerate and the joint venture partner for Xerox operations outside the Americas. During that period, he served as the Rank representative on the Rank Xerox board. Mr. Gifford also served on the board of directors of English China Clays Plc from 1992 to 1999. He is currently a director and Chairman of the Audit Committee of The Gillette Company, a New York Stock Exchange listed global consumer products company.

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

J. Ernest Riddle. Mr. Riddle was appointed as a director in January 1998. From March 1997 to July 1999, Mr. Riddle was president and chief operating officer of Norrell Services, Inc., an outsourcing information technology and staffing services company based in Atlanta, Georgia. Before joining Norrell, Mr. Riddle spent four years with Ryder System, Inc., a logistics and transportation group, serving as President, Ryder Logistics International Group. Mr. Riddle served Xerox Corporation for 26 years in a variety of positions which included Vice President of Marketing and Vice President of Field Operations for the United States operations and Vice President of Marketing and Sales for the European operations. Mr. Riddle serves on the board of directors of AirNet Systems, Inc, a provider of time-sensitive small package delivery services. He also serves as a director and Chairman of the Audit Committee of Loyalty Point, Inc.

James L. Singleton. Mr. Singleton was appointed as a director in December 1999. In 1994 Mr. Singleton formed The Cypress Group LLC, a private equity fund, and currently serves as president. Previously, Mr. Singleton was a managing director in Lehman Brothers’ Merchant Banking Group. Mr. Singleton serves on the board of directors of WESCO International Inc., ClubCorp Inc., HomeRuns.Com, Inc. and L.P. Thebault Company. Mr. Singleton was designated by the owners of the participating shares as their nominee to serve on the board of directors.

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

Paul G. Dumond. Mr. Dumond has been our company secretary since March 1986. He is a chartered accountant. Mr. Dumond is also the owner and director of Nautilus Management Limited, a management services company and he is a non-executive director of Mid-States PLC, formerly an automobile parts distributor and now a cash shell. He was formerly a non-executive director of Redbus Interhouse PLC which provides internet co-location services.

James F. Anderson. Mr. Anderson was appointed Senior Vice President and Corporate Controller in April 2005. Prior to that, he served as our Vice President and Assistant Controller since joining the Company in April 2004. Prior to joining Danka, Mr. Anderson was the Vice President and Corporate Controller of Sunterra Corporation. Prior to that he was a partner with KPMG. Mr. Anderson holds both a Masters of Accounting and Bachelors in Accounting from the University of Alabama.

Keith J. Nelsen. Mr. Nelsen was appointed Senior Vice President and General Counsel in June 2000 and as Chief Administrative Officer in January 2003. From 1997 to June 2000, Mr. Nelsen served as our associate general counsel. From 1995 to 1997, Mr. Nelsen served as vice president and associate general counsel at Nordic Track, Inc., a manufacturer and distributor of fitness equipment.

Michael C. Wedge. Mr. Wedge was appointed President of our Americas group in April 2004. Prior to joining Danka in 2003, Mr. Wedge worked for Oracle Consulting for fourteen years as a Vice President responsible for Oracle’s National Material Handling and Logistics business unit, among other responsibilities. Prior to Oracle, Mr. Wedge worked in the IT consulting field with organizations such as Battelle Memorial Institute, ORI Calculon, Amtrack Railroad, United Parcel Service and both the Civilian and DOD agencies of the Federal Government. Mr. Wedge holds a Bachelor of Science in Business Administration from the University of Maryland.

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

The board has determined that David Downes has been identified as an Audit Committee financial expert. The board made a qualitative assessment of Mr. Downes level of knowledge and experience based on a number of factors, including his formal education and experience as a senior executive with overall financial responsibility for various companies. Mr. Downes is considered independent pursuant to Item 401(h)(1)(ii) of Regulation S-K.

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

A stockholder may recommend a person as a nominee for director by writing to the Secretary of the Company. Recommendations must be received by August 1, 2005 in order for a candidate to be considered for election at the 2005 Annual Meeting. As set forth in the Company’s Articles of Association, each notice of nomination should contain the following information: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a director of the Company if so elected.

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

In the event that we are unable to redeem all of the then outstanding participating shares on December 10, 2020, we are required to redeem as many of the shares as we are able, pro rata among the holders of the participating shares. Any participating shares that are not redeemed shall remain outstanding and those holders shall be entitled to elect an additional two directors to our board of directors until the participating shares are redeemed in full.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of Forms 3, 4, and 5 furnished to Danka or written representations from certain persons that no Forms 5 were required for those persons, we believe that during our 2005 fiscal year, all filing requirements under Section 16(a) of the Exchange Act applicable to our directors, officers and 10% beneficial owners were timely satisfied, except that Mr. Harned filed one Form 4 one day late.

ITEM 11. EXECUTIVE COMPENSATION

Policy on the Executive Remuneration

Main principles

The Human Resources Committee’s reward policy seeks to align the executives’ remuneration with shareholders’ interests and to engage executives’ talent for the benefit of the group. The main principles of the policy are:

•	the total reward should be set at an appropriate level to reflect the competitive global market in which Danka operates;

•	the majority of the total reward should be linked to the achievement of demanding performance targets;

•	incentives should be aligned with the interests of shareholders. This is achieved through setting performance targets and through the Committee’s policy that each executive should hold a significant shareholding in the company;

•	the performance targets for executives should be comparable with those of other companies in the industry and in the broader marketplace;

•	the wider scene, including pay and employment conditions elsewhere in the group, should be taken into account, especially when determining annual salary increases.

Elements of remuneration

The executives’ total remuneration consists of salary, annual bonus, long-term incentives and other benefits. This reward structure is regularly reviewed by the Committee to ensure that it is achieving its objectives.

Salary

The executives receives a fixed sum payable bi-weekly in cash. The Committee may review executive salary later in the year ending March 31, 2005 in conjunction with a survey of appropriate comparator companies. The appropriate survey groups are defined and analyzed by external remuneration advisers. Base salaries for executives are designed to be generally competitive with other companies in similar industries. Such companies include Xerox, Ikon Office Solutions, Imagistics International (formerly Pitney Bowes Office Systems, Inc.) and Global Imaging Systems. Actual base salary levels vary from this target level based upon the potential impact of an executive on the group, the executive’s skills and experience and individual performance.

Annual bonus

The executives are eligible to participate in an annual performance-based bonus scheme which is based on pre-established performance goals, which are determined annually, and, in the year ending March 31, 2005, principally comprised EBITDA (earnings before interest, taxes, depreciation and amortization) and net debt targets for the group. The bonuses are payable quarterly in cash. The Human Resources Committee reviews and sets bonus targets and levels of eligibility annually. The target level is 100% of base salary with an additional “stretch” bonus of up to 100% of base salary achievable on hitting certain other targets. Discretionary bonuses may be awarded by the Committee. The executives’ annual bonus awards for the year ending March 31, 2006 will again be based on a mix of improved financial targets and other leadership objectives, established at the beginning of the year.

Long-term incentives

1. Share options

Share options granted to the executives are intended to reflect Danka’s performance relative to a wider selection of global companies. Under this element, options may be granted at an exercise price no lower than the market value (as determined in accordance with the plan rules) of a share at the date the option is granted. Options generally vest over three years after grant (one-third each year after one, two and three years respectively). The options expire ten years after grant.

In accordance with the framework approved by shareholders, it is the Committee’s policy to exercise its judgement to decide the number of options to be granted to the executives’, taking into consideration, among other things, Danka’s total shareholder return (“TSR”), in respect of its American Depositary Shares (“ADSs”), compared with the TSR of comparable companies, primarily in the United States. Following grant, a portion of the options may be, but are not necessarily, subject to performance conditions.

2. Cash element

The Human Resources Committee may grant cash rather than share-based, long-term incentives in exceptional circumstances. Cash-based long-term incentives were not used in the year ended March 31, 2005.

Other benefits

Benefits and other schemes – The group may provide other benefits (including perquisites) to its senior executives in line with accepted practice in the geographic territories in which they are based. These include the use of a company car or the provision of a car allowance, health insurance, life insurance and 401(k) plans.

Resettlement/relocation allowance – executives may receive a resettlement/relocation allowance for a limited period.

Service Contracts

Policy

The Committee’s policy on service contracts is for them to contain a maximum notice period of two years. The contracts are designed to allow for flexibility to deal with each case on its own particular merits in accordance with the law and policy as they have developed at the relevant time. The Committee will consider mitigation to reduce compensation to a departing director where appropriate to do so. A large proportion of the Chief Executive Officer’s total remuneration is linked to performance and therefore will not be payable to the extent that the relevant targets are not met.

One million dollar limit on deductibility

Section 162(m) of the Internal Revenue Code limits the U.S. tax deduction the group may claim for non-deferred remuneration paid to its most highly paid U.S.-based executives in a single financial year to $1,000,000, unless the portion exceeding $1,000,000 qualifies as performance-based remuneration under the U.S. tax laws. The Human Resources Committee has determined that it will seek to ensure that all amounts paid to the group’s highest paid U.S. executives (which includes the Chief Executive Officer) in excess of $1,000,000 will generally qualify as performance-based remuneration and be deductible by the Company, but will preserve its flexibility to reward executives for performance that increases the value of the Group, whether or not such remuneration is deductible by the Company.

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

Michael C. Wedge, Peter Williams and F. Mark Wolfinger

Mr. Wedge and Mr. Wolfinger each have an employment agreement with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. Dr. Williams has an employment agreement with Danka Business Systems PLC. Each agreement provides for:

•	a minimum annual base salary;

•	an annual target bonus of £100,000 pounds for Dr. Williams, 60% of base salary for Mr. Wolfinger and 50% of base salary for Mr. Wedge, for achieving certain financial and performance targets as determined by the Compensation Committee of the Board.

•	stock option grants consistent with the relevant executive’s position; and

•	payment of other vested benefits due to the executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Wedge’s employment agreement is dated September 9, 2004 and his current annual base salary is $325,000.

Dr. Williams’ employment agreement is dated July 23, 2001 and provides for an annual base salary of not less than £100,000.

Mr. Wolfinger’s employment agreement is dated March 3, 2004 and his current annual base salary is $350,000.

In the event that Dr. Williams’, Mr. Wolfinger’s or Mr. Wedge’s employment agreements are terminated other than by us for cause or by reason of the relevant executive’s death, we must provide the relevant executive with:

•	a termination payment, in an amount equal to twice Mr. Wolfinger’s base salary and one times for Dr. Williams and Mr. Wedge. The termination payment is payable in installments over a twelve month period for Dr. Williams and, for Mr. Wolfinger one half of such termination payment is payable immediately with the remainder over a twelve month period;

•	a proportionate amount of any performance bonus that would have been payable to the relevant executive for the fiscal year in which termination occurs;

•	medical, hospitalization, life and other insurance benefits for the relevant executive and his family (none for Dr. Williams) for up to two years after the termination date;

•	immediate vesting of stock options with a two year exercise period (or, in the case of Mr. Wolfinger, a three year exercise period); and

•	other vested benefits payable to the relevant executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Each of Mr. Wolfinger’s and Mr. Wedge’s employment agreements require the relevant executive to comply with worldwide non-compete and confidentiality provisions for two years following termination of employment. Dr. Williams’ employment agreement requires him to comply with worldwide non-compete and confidentiality provisions for up to one year following termination of employment.

Employment Agreements – Former Employees

None

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

Change of Control Agreements

Each of Todd L. Mavis, Michael C. Wedge, Peter Williams and F. Mark Wolfinger has a change of control agreement with Danka Business Systems PLC and Danka Office Imaging Company.

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

The severance benefit entitlements under the change of control agreement include:

•	a lump-sum cash payment, in an amount equal to two times base salary for Mr. Mavis and Mr. Wolfinger and one times for Mr. Wedge and Dr. Williams. “Base salary” is the salary being earned either at the time of the change of control, or at the time of the termination of the relevant executive’s employment, whichever is greater;

•	a pro rata annual bonus for the fiscal year of termination calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at the level equal to the performance achieved through the date of termination or, if greater, the pro rata amount of any performance bonus that the relevant executive is guaranteed to receive for the fiscal year;

•	an amount equal to two times for Mr. Mavis and Mr. Wolfinger, one times for Mr. Wedge and none for Dr. Williams, the relevant executive’s annual bonus for the fiscal year of termination, calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at a level equal to the performance achieved through the date of termination or, if greater, any performance bonus that the relevant executive is guaranteed to receive for that fiscal year;

•	continued coverage under our welfare plans for up to 24 months in the case of Mr. Wolfinger and 12 months in the case of Mr. Mavis and Mr. Wedge and none for Dr. Williams; and

•	the immediate vesting and exercisability of the respective executive’s stock options for three years following termination of the executive’s employment.

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

Compensation of Executive Officers

The table below contains information about the annual and long-term compensation for services rendered in all capacities for the years ended March 31, 2005 for our chief executive officer who is among our four other most highly compensated executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation	Restricted Stock	Number Of Options/ SARs (1)	All Other Compensation
Todd L. Mavis Chief Executive Officer	2005 2004 2003	$500,000 375,001 375,001	$119,083 163,220 334,763	(2)	— — —	— — —	300,000/– 40,000/– 40,000/–	$	— 71,207 67,759	(3) (3)

F. Mark Wolfinger Executive Vice President And Chief Financial Officer	2005 2004 2003	353,077 450,897 488,781	167,786 287,890 425,190		— — —	— — —	40,000/– — /– 40,000/–		— — 9,000	(4)

Peter Williams President and Chief Operating Officer, Danka Europe/Australia	2005 2004 2003	299,845 236,880 216,349	50,517 83,664 118,889		— — —	— — —	40,000/– 40,000/– 40,000/–		17,714 16,243 13,908	(5) (5) (5)

Michael D. Popielec (6) Chief Operating Officer, Danka Americas	2005 2004 2003	399,231 359,136 —	84,470 42,348 —		— — —	— — —	150,000/– 440,000/–		— 346,331	(7)

(1)	The stock options granted are to acquire ADSs. Each American depositary share represents four ordinary shares. All numbers shown in the above table represent American depositary shares. All options were granted at the fair market value of the ADSs on the date of the grant.
(2)	The amount listed includes a $100,000 anniversary bonus.
(3)	The amount listed represents temporary living expenses and relocation reimbursements.
(4)	The amount listed represents life insurance premiums pursuant to Mr. Wolfinger’s employment contract.
(5)	The amount listed represents an automobile allowance.
(6)	Mr. Popielec began serving as an executive officer in fiscal year 2004. His employment with the Company terminated on May 1, 2005
(7)	The amount listed represents $200,000 for relocation expenses and other related costs that was grossed up to $342,608 for tax purposes and $3,723 of temporary living expenses.

Share Option Plans

We have options outstanding under our share option plans. The options granted are for the right to acquire ordinary shares or ADSs. The table below provides information concerning options issued under our share option plans to our named executive officers who received a grant of options during fiscal year 2005. We did not grant any stock appreciation rights during fiscal years 2005, 2004 and 2003.

Option Grants in Fiscal 2005 – Individual Grants

Name	Number of Options Granted (1)		% of Total Options Granted to Employees in Fiscal 2005	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Share Price Appreciation For Option Term (2)
						5%	10%
Todd L. Mavis	150,000	(3)	9.6%	$3.95	8/9/2014	$372,556	$944,092
Todd L. Mavis	150,000	(4)	9.6	3.95	8/9/2014	372,556	944,092
Michael D. Popielec (5)	75,000	(3)	4.8	3.95	8/9/2014	186,279	472,046
Michael D. Popielec (5)	75,000	(4)	4.8	3.95	8/9/2014	186,279	472,046
F. Mark Wolfinger	40,000	(3)	2.6	3.02	12/1/2014	75,832	192,165
Peter Williams	40,000	(3)	2.6	3.02	12/1/2014	75,832	192,165

(1)	The options granted are for ADSs.
(2)	The United States dollar amounts under these columns are the result of calculations at 5% and 10% which reflect rates of potential appreciation set by the SEC. Therefore these calculations are not intended to forecast possible future appreciation, if any, of our ordinary share or ADS price. Our stock options are granted with a pence per ordinary share or United States dollar per ADS exercise price.
(3)	Options vest in three equal annual installments beginning after the first anniversary date.
(4)	Option vest immediately upon achievement of performance targets. Options cliff vest at the end of five years if performance targets are not achieved.
(5)	Mr. Popielec’s employment with the Company terminated on May 1, 2005.

The table below provides detailed information concerning aggregate share option/stock appreciation rights values at the end of fiscal year 2005 for unexercised share options/SARs held by each of our named executive officers. No share options/SARs were exercised by any named executive officer in fiscal year 2005.

Aggregate Options/SARs Exercised In Fiscal Year 2005

And Fiscal Year-End Option/SAR Values

Name	Number of American Depositary Shares Acquired on Exercise (1)	Value Realized	Number of Unexercised Options/SARs At Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs At Fiscal Year-End Exercisable/Unexercisable(2)
Todd L. Mavis	—	—	392,778/412,222	$252,000/$36,000
Michael D. Popielec (3)	—	—	140,000/450,000	—/—
Peter Williams	—	—	171,666/133,334	207,100/2,880
F. Mark Wolfinger	—	—	671,667/53,333	—/—

(1)	The options granted are for ADSs. The options were granted at the fair market value of the ADSs on the date of the grant. Each American depositary shares represents four ordinary shares.
(2)	Based on an ADS closing price of $1.60 as of March 31, 2005.
(3)	Mr. Popielec’s employment with the Company terminated on May 1, 2005.

COMPARISON OF FIVE (5) YEAR CUMULATIVE TOTAL RETURN* AMONG DANKA BUSINESS SYSTEMS PLC,** S&P 500 INDEX AND PEER GROUP***

Assumes $100 invested on April 1, 2000 in Danka Business Systems PLC, S&P 500 Index and a peer group. Comparison is made for the five (5) year period from March 31, 2000 to March 31, 2005, with the base measurement point fixed at the close of trading on March 31, 2000. Danka’s fiscal year ends on March 31.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides a summary of all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors, consultants, advisors, vendors, customers, suppliers and lenders), in effect as of March 31, 2005.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,557,703	$3.50	9,750,742
Equity compensation plans not approved by security holders	—	—	—

Total	7,557,703	$3.50	9,750,742

Note: All figures for numbers of securities in the table are for ADSs.

Security Ownership of Management and Others

The following table sets forth, as of June 1, 2005, information as to the beneficial ownership of our ordinary shares by:

•	each person known to us as having beneficial ownership of more than five percent (5%) of our equity securities;

•	each director;

•	each “named executive officer” as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act; and

•	all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Shares Beneficially Owned as of June 1, 2005 (2)
	Number of Ordinary Shares (13)	ADS Equivalent	Percent
Holdings of greater than 5 percent
Cypress Associates II LLC (3)	91,884,088	22,971,022	36.1%
Holdings by Directors, Named Executive Officers and all Directors and Executive Officers as a Group
Kevin C. Daly	70,208	17,552	*
David Downes	—	—
Jaime W. Ellertson	66,960	16,740	*
Michael B. Gifford	86,208	21,552	*
Christopher B. Harned	60,000	15,000	*
W. Andrew McKenna	70,208	17,552	*
J. Ernest Riddle	90,208	22,552	*
James L. Singleton (4)	91,924,088	22,981,022	36.2%
Erik Vonk	23,436	5,859	*
James F. Anderson (5)	21,332	5,333	*
Paul G. Dumond (6)	337,000	84,250	*
Todd L. Mavis (7)	1,747,912	436,978	*
Keith J. Nelsen (8)	641,460	160,365	*
Donald W. Thurman (9)	357,076	89,269	*
Michael C. Wedge (10)	273,868	68,467	*
Peter Williams (11)	1,079,380	269,845	*
F. Mark Wolfinger (12)	2,754,272	688,568	1.1%
All directors and executive officers as a group (17 persons)	99,603,616	24,900,904	39.2%

(*)	Represents less than one percent (1%) of the share capital.
(1)	Except for Messrs. Anderson, Dumond, Nelsen, Thurman, Wedger and Wolfinger, all of the listed individuals are currently directors. Messrs. Mavis, Wedge and Wolfinger and Dr. Williams are executive officers.

(2)	Except as otherwise indicated, all ordinary shares and ADSs are held of record with sole voting and investment power.
(3)	Consists of:

•	269,501 convertible participating shares which are convertible, as of June 1, 2005, into 87,329,060 ordinary shares, beneficially owned by Cypress Merchant Banking Partners II L.P.;

•	11,457 convertible participating shares which are convertible, as of June 1, 2005, into 3,712,524 ordinary shares, beneficially owned by Cypress Merchant Banking II C.V.; and

•	2,600 convertible participating shares which are convertible, as of June 1, 2005, into 842,504 ordinary shares, beneficially owned by 55th Street Partners II L.P.

Cypress Associates II LLC, as well as James A. Stern, Jeffrey P. Hughes, James L. Singleton and David P. Spalding (each a “Managing Member” of Cypress Associates II LLC), may be deemed to beneficially own these shares. However, Cypress Associates II LLC and each Managing Member disclaim beneficial ownership. The share and percentage ownership figures are calculated at the conversion rate as of June 1, 2005 of 324,040 ordinary shares for each convertible participating share. The principal business and office address of Cypress Associates II LLC and the Managing Members is 65 East 55th Street, New York, NY 10022.

(4)	Includes 283,558 convertible participating shares which are convertible, as of June 1, 2005, into 91,884,088 ordinary shares beneficially owned by affiliates of Cypress Associates II LLC. Mr. Singleton is Vice Chairman of The Cypress Group LLC. See note 3 above. Mr. Singleton disclaims beneficial ownership of such shares.
(5)	Includes options held by Mr. Anderson to purchase 3,333 ADSs, equivalent to 13,332 ordinary shares, all of which are currently exercisable or exercisable within 60 days of June 1, 2005.
(6)	Includes options held by Mr. Dumond to purchase 84,250 ADSs, equivalent to 337,000 ordinary shares, all of which are currently exercisable or exercisable within 60 days of June 1, 2005.
(7)	Includes options held by Mr. Mavis to purchase 392,778 ADSs, equivalent to 1,571,112 ordinary shares, all of which are currently exercisable or exercisable within 60 days of June 1, 2005.
(8)	Includes options held by Mr. Nelsen to purchase 145,834 ADSs, equivalent to 583,336 ordinary shares, all of which are currently exercisable or exercisable within 60 days of June 1, 2005.
(9)	Includes options held by Mr. Thurman to purchase 83,334 ADSs, equivalent to 333,336 ordinary shares, all of which are currently exercisable or exercisable within 60 days of June 1, 2005.
(10)	Includes options held by Mr. Wedge to purchase 66,667 ADSs, equivalent to 266,668 ordinary shares, all of which are currently exercisable or exercisable within 60 days of June 1, 2005.
(11)	Includes options held by Dr. Williams to purchase 255,667 ADSs, equivalent to 1,022,668 ordinary shares, all of which are currently exercisable or exercisable within 60 days of June 1, 2005.
(12)	Includes options held by Mr. Wolfinger to purchase 671,667 ADSs, equivalent to 2,686,668 ordinary shares, all of which are currently exercisable or exercisable within 60 days of June 1, 2005.
(13)	At June 1, 2005 a total of 254,237,204 ordinary shares were outstanding. Pursuant to the rules of the SEC, ordinary shares or ADSs that a person has a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options or the conversion of our participating shares are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

On June 1, 2005, The Bank of New York, as depositary for our ADS program, held 51,211,282 ordinary shares representing 81% of the ordinary shares in issue.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We understand the need for Ernst & Young LLP (“E&Y”), to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of E&Y, our audit committee has restricted the non-audit services that E&Y may provide to us primarily to tax services; merger and acquisition due diligence, audit services and audit-related services. It is also the committee’s goal that the fees which the company pays E&Y for non-audit services should not exceed the audit fees paid to E&Y, a goal which the company achieved in 2005.

The audit committee has also adopted policies and procedures for pre-approving all audit and non-audit work performed by E&Y. Specifically, the committee has pre-approved the use of E&Y for detailed, specific types of services within the following categories of non-audit services: tax services, internal control testing, employee benefit plan audits, and reviews and procedures that the company requests E&Y to undertake to provide assurances of accuracy on matters not required by laws or regulations. In each case, the committee has required management to report the specific engagements to the committee on a quarterly basis and to obtain specific pre-approval from the committee for any engagement.

The aggregate fees billed for professional services by E&Y in fiscal years 2005 and 2004 and KPMG Audit PLC in fiscal year 2004 for various services were:

	Fiscal Year 2005	Fiscal Year 2004
	E&Y	E&Y	KPMG Audit Plc
Audit Fees	$8,366	$3,042	$710
Audit-Related Fees	135	10	—
Tax Fees(1)	2,550	2,148	—
All Other Fees(2)	16	572	28

Total	$11,067	$5,772	$738

(1)	This amount includes fees and expenses related to assistance with periodic tax filings; federal, state, local and foreign tax audits; corporate restructuring advice; and other tax related projects.
(2)	The fiscal year 2004 amount includes fees and expenses related to internal audit assistance associated with IT system implementations and process and control reviews. This work was performed prior to E&Y’s appointment as our independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements of the registrant are filed as part of this Report:

Consolidated Statements of Operations—years ended March 31, 2005, 2004 and 2003

Condensed Consolidated Balance Sheets—March 31, 2005 and 2004

Consolidated Statements of Cash Flows—years ended March 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity (Deficit)—years ended March 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements—years ended March 31, 2005, 2004 and 2003

Report of Independent Registered Certified Public Accountants

Report of Independent Registered Certified Public Accounting Firm

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

Exhibit Number	Description of Document
2.1*	Asset Purchase Agreement dated April 9, 2001 among Danka Business Systems PLC and Pitney Bowes, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 1, 2001).

3.1*	Memorandum of Association of the Company. (Exhibit 3.1 of Company’s Registration Statement on Form 20-F, No. 0-20828, filed on November 10, 1992.)

3.2*	Articles of Association of the Company. (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2000, filed on November 14, 2001.)

3.3*	Certificate of Incorporation of Danka Holding Company

3.4*	By-Laws of Danka Holding Company

3.5*	Certificate of Incorporation of Danka Imaging Distribution, Inc.

3.6*	By-Laws of Danka Imaging Distribution, Inc.

3.7*	Certificate of Incorporation of Danka Office Imaging Company

3.8*	By-Laws of Danka Office Imaging Company

3.9*	Articles of Incorporation of Quality Business, Inc.

3.10*	Bylaws of Quality Business, Inc.

3.11*	Articles of Incorporation of Corporate Consulting Group, Inc.

3.12*	Bylaws of Corporate Consulting Group, Inc.

3.13*	Articles of Incorporation of American Business Credit Corporation

3.14*	Bylaws of American Business Credit Corporation

3.15*	Articles of Incorporation of Danka Management II Company, Inc.

3.16*	Bylaws of Danka Management II Company, Inc.

3.17*	Articles of Incorporation of Herman Enterprises, Inc. of South Florida

3.18*	Bylaws of Herman Enterprises, Inc. of South Florida

3.19*	Articles of Incorporation of Danka Management Company, Inc.

3.20*	Bylaws of Danka Management Company, Inc.

Exhibit Number	Description of Document
3.21*	Articles of Incorporation of D.I. Investment Management, Inc.

3.22*	By-Laws of D.I. Investment Management, Inc.

3.23*	Certificate of Incorporation of Danka Australasia Pty Limited

3.24*	Constitution of Danka Australasia Pty Limited

3.25*	Certificate of Incorporation of Danka Australia Pty Limited

3.26*	Constitution of Danka Australia Pty Limited

3.27*	Certificate of Incorporation of Danka Tower Pty Ltd

3.28*	Constitution of Danka Tower Pty Ltd

3.29*	Certificate of Incorporation of Danka Distributors Pty Ltd

3.30*	Constitution of Danka Distributors Pty Ltd

3.31*	Certificate of Incorporation of Danka Datakey Pty Ltd

3.32*	Constitution of Danka Datakey Pty Ltd

3.33*	Certificate of Incorporation of Datakey Alcatel Pty. Ltd.

3.34*	Constitution of Datakey Alcatel Pty. Ltd.

3.35*	Certificate of Incorporation of Danka Systems Pty Limited

3.36*	Constitution of Danka Systems Pty Limited

3.37*	Certificate of Incorporation of Danka Business Finance Ltd.

3.38*	By-Laws of Danka Business Finance Ltd.

3.39*	Certificate of Incorporation of Danka Canada, Inc.

3.40*	By-Laws of Danka Canada, Inc.

3.41*	Certificate of Incorporation of Kalmara, Inc.

3.42*	By-Laws of Kalmara, Inc.

3.43*	Certificate of Incorporation of Danka UK Plc

3.44*	Memorandum of Association and Articles of Association of Danka UK Plc

3.45*	Certificate of Incorporation of Danka Services International Ltd.

3.46*	Memorandum of Association and Articles of Association of Danka Services International Ltd.

3.47*	Articles of Incorporation of Dankalux S.à r.l. (English translation)

4.1*	Memorandum of Association of the Company, including paragraphs 5 and 6 (Exhibit 2.1 to the 1992 Registration Statement on Form 20-F, No. 0-020828, filed November 10, 1992)

4.2*	Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2001, filed on November 14, 2001)

4.3*	Form of Ordinary Share certificate (Exhibit 4.3 of Company’s Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993)

4.4*	Form of American Depositary Receipt (Exhibit 4.4 to the Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993)

Exhibit Number	Description of Document
4.5*	Deposit Agreement dated June 25, 1992 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 1 dated February 26, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 2 dated July 2, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993) and Amendment No. 3 dated August 16, 1994, among the Bank of New York, Danka Business Systems PLC and Owners and Holders of American Depositary Receipts (incorporated by reference to Exhibit A4 to Danka Business Systems PLC’s Registration Statement on Form F-6, No. 33-82496, dated August 5, 1994)

4.6*	Credit Agreement dated December 5, 1996, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated December 16, 1996)

4.7*	First Amendment to Credit Agreement dated December 5, 1997 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q dated February 12, 1998)

4.8*	Second Amendment to Credit Agreement dated July 28, 1998 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K dated July 28, 1998)

4.9*	Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K dated October 21, 1998)

4.10*	Waiver dated February 26, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K dated March 5, 1999)

4.11*	Fifth Amendment to Credit Agreement dated June 15, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K dated July 15, 1999)

4.12*	Sixth Amendment to Credit Agreement dated July 9, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K dated July 15, 1999)

4.13*	Seventh Amendment to Credit Agreement dated December 1, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.18 to the Company’s Form 10-Q for the quarter ended December 31, 1999 and filed February 11, 2000)

4.14*	Registration Rights Agreement dated December 17, 1999, among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated December 17, 1999)

4.15*	Eighth Amendment to Credit Agreement dated March 24, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.22 to Company’s Form 10-K dated June 6, 2000)

4.16*	Ninth Amendment to Credit Agreement dated October 31, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.23 to Company’s Form 10-Q for the quarter ended September 30, 2000)

Exhibit Number	Description of Document
4.17*	Tenth Amendment to Credit Agreement dated December 15, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated January 12, 2001)

4.18*	Eleventh Amendment to Credit Agreement dated March 28, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.26 to Company’s Form 8-K dated April 9, 2001)

4.19*	Twelfth Amendment to Credit Agreement dated June 6, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated June 11, 2001)

4.20*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.24 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001)

4.21*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.25 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001)

4.22*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001)

4.23*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001)

4.24*	Amended and Restated Credit Agreement dated June 29, 2001, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K dated July 16, 2001)

4.25*	First Amendment to Amended and Restated Credit Agreement dated March 29, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., or agent

4.26*	Second Amended and Restated Credit Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.27*	Letter Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.28*	Third Amended to Second Amended and Restated Credit Agreement dated November 25, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.29*	Registration Rights Agreement dated July 1, 2003, by and among Danka Business Systems PLC, the Guarantors listed on Schedule A thereto and Bear, Stearns & Co. Inc (incorporated by reference to Exhibit 4.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

4.30*	Indenture dated July 1, 2003, by and among Danka Business Systems PLC, each of the Guarantors named therein and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

4.31*	Form of 11% Senior Notes due 2010 (incorporated by reference to the Company’s S-4 dated September 26, 2003 in Exhibit 4.10)

Exhibit Number	Description of Document
4.32*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001)

4.33*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001)

10.1*	Office Building Lease dated May 1, 1992 between Daniel M. Doyle and Francis J. McPeak, Jr., and Gulf Coast Business Machines (incorporated by reference to Exhibit 3.5 to the 1993 Form 20-F)

10.2*	Office Building Lease dated April 1, 1990 between Daniel M. Doyle and Francis J. McPeak, Jr., and Danka (incorporated by reference to Exhibit 3.6 to the 1993 Form 20-F)

10.3*	Lease Agreement dated December 22, 1986, and Addendum Lease Agreement dated March 1, 1987, between Daniel M. Doyle and Francis J. McPeak and Danka (incorporated by reference to Exhibit 3.7 to the 1993 Form 20-F)

10.4*	U.K. Executive Share Option Scheme (incorporated by reference to Exhibit 3.11 to the 1993 Form 20-F)

10.5*	U.S. Executive Incentive Stock Option Plan (incorporated by reference to Exhibit 3.12 to the 1993 Form 20-F)

10.6*	Form of Stock Option Agreement (incorporated by reference to Exhibit 3.13 to the 1993 Form 20-F)

10.7*	Addendum to Lease Agreement dated September 1, 1992, between Mid-County Investments, Inc. and Danka (incorporated by reference to Exhibit 3.38 to the 1993 Form 20-F)

10.8*	Lease Agreement dated November 12, 1992 and Lease Commencement Agreement dated April 7, 1993 between PARD, Inc. and Danka (incorporated by reference to Exhibit 10.41 to the 1993 Form 20-F)

10.9*	Danka Business Systems PLC 1994 Executive Performance Plan (incorporated by reference to Exhibit 10.52 to the 1994 Form 10-K)

10.10*	The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 10

10.11*	Amendments to the Danka 1996 Share Option Plan filed as Appendix A of the 1998 Annual Proxy Statement and approved by shareholders under Resolution 9

10.12*	The Danka 1999 Share Option Plan filed as Appendix B of the 1999 Annual Proxy Statement and approved by shareholders under Resolution 12

10.13*	Employment Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.14*	Change of Control Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.15*	Agreement dated November 20, 2000 between Danka and Michael Gifford (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001)

10.16*	Employment Agreement dated March 1, 2001 between Danka and Michael Gifford (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.17*	Amended and Restated Employment Agreement dated September, 1999 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.14 to Company’s Form 10-Q for the quarter ended September 30, 1999)

10.18*	Amendments dated May 30, 2000 to the Amended and Restated Employment Agreement dated September 20, 1999 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.37 to Company’s Form 10-Q for the quarter ended June 30, 2000)

10.19*	Change of Control Agreement dated November 6, 1998 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.11 to Company’s Form 10-Q for the quarter ended June 30, 1999)

10.20*	Amended and Restated Employment Agreement dated July, 2000 between Danka and F. Mark Wolfinger (incorporated by reference to Exhibit 4.24 to Company’s Form 10-Q for the quarter ended September 30, 2000)

10.21*	Change of Control Agreement dated November 6, 1998 between Danka and F. Mark Wolfinger (incorporated by reference to Exhibit 10.12 to Company’s Form 10-Q for the quarter ended June 30, 1999)

Exhibit Number	Description of Document
10.22*	Amended and Restated Global Operating Agreement dated March 31, 2000 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.23*	First Amendment to Amended and Restated Global Operating Agreement dated February 1, 2001 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001)

10.24*	Purchase Agreement dated April 9, 2001 between Danka and Pitney Bowes Inc (incorporated by reference to Exhibit 10.33 to the Company’s Form 8-K dated May 1, 2001)

10.25*	Change of Control Agreement dated February 13, 2001 between Danka and Ernest R. Miller (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

10.26*	Severance Agreement dated January 14, 2000 between Danka and Ernest R. Miller (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

10.27*	Second Amendment to Amended and Restated Global Operating Agreement dated October 9, 2001 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q September 30, 2001 dated November 14, 2001)

10.28*	Amended and Restated Employment Agreement dated November 6, 2001 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Brian L. Merriman (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001)

10.29*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001)

10.30*	Employment Agreement dated July 23, 2001 among Danka Business Systems PLC and Peter Williams (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001)

10.31*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and David P. Berg (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001)

10.32*	Amendments to the Danka 1999 Share Option Plan filed as Exhibit A to the 2001 Annual Proxy Statement

10.33*	The Danka 2001 Long Term Incentive Plan filed as Exhibit B to the 2001 Annual Proxy Statement

10.34*	The Danka Employee Stock Purchase Plan filed as the Exhibit to the Proxy Statement filed on February 27, 2002

10.35*	Third Amendment to Amended and Restated Global Operating Agreement dated January 9, 2002 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.35 D Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.36*	Amendment to Employment Agreement dated March 18, 2002 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (incorporated by reference to Exhibit 10.36 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.37*	Change of Control Agreement dated November, 2001 between Danka and David P. Berg (incorporated by reference to Exhibit 10.37 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.38*	Change of Control Agreement dated November, 2001 between Danka and Todd L. Mavis (incorporated by reference to Exhibit 10.38 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.39*	Lease Agreement between DAN (FL) QRS 15-7 INC. and Danka Office Imaging Company (incorporated by reference to Exhibit 10.39 to Danka Business System PLC’s September 30, 2002 filed on November 14, 2002)

10.40*	Fourth Amendment to Amended and Restated Global Operating Agreement dated December 20, 2002 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.40 to Danka Business System PLC’s quarter ended December 31, 2002 filed on February 14, 2003)

Exhibit Number	Description of Document
10.41*	Employment Agreement dated March 28, 2003 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Michael Popielec (incorporated by reference to Exhibit 10.41 Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.42*	Change of Control Agreement dated March 28, 2003 between Danka and Michael Popielec (incorporated by reference to Exhibit 10.42 Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.43*	Employment Agreement dated August 15, 2000, among Danka Office Imaging Company and Keith J. Nelsen (incorporated by reference to Exhibit 10.43 Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.44*	Change of Control Agreement dated November 14, 2001, between Danka and Keith J. Nelsen (incorporated by reference to Exhibit 10.44 Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.45*	Loan and Security Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company, as Borrowers, Danka Business Systems PLC, as a guarantor, the Lenders party thereto and Fleet Capital Corporation, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.46*	Guarantor Security Agreement dated July 1, 2003, by and among American Business Credit Corporation, Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc., Danka Management Company, Inc., Danka Management II Company, Inc., D.I. Investment Management, Inc., Herman Enterprises, Inc. of South Florida and Quality Business, Inc., collectively as Debtors, in favor of Fleet Capital Corporation, as collateral and administrative agent for the Lenders that are parties from time to time to the Loan Agreement (incorporated by reference to Exhibit 10.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.47*	Stock Pledge Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company as Pledgors and Fleet Capital Corporation as Agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.3 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.48*	Continuing Guaranty Agreement dated July 1, 2003, by and among Danka Business Systems PLC and the Subsidiaries of Danka Business Systems PLC signatories thereto, as the Guarantors, in favor of Fleet Capital Corporation as administrative and collateral agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.4 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.49*	Employment Agreement dated March 29, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and P. Lang Lowrey, III (incorporated by reference to Exhibit 10.49 Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.50*	Employment Agreement dated March 15, 2004, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd Mavis (incorporated by reference to Exhibit 10.50 Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.51*	Employment Agreement dated March 3, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and Forrest Mark Wolfinger (incorporated by reference to Exhibit 10.51 Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.52	Employment Agreement dated September 9, 2004, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Michael C. Wedge

10.53	Change of Control Agreement dated September 30, 2004, among Danka Office Imaging Company and Michael C. Wedge

10.54	Separation Agreement dated February 17, 2005, among Danka Business Systems PLC and P. Lang Lowrey, III

10.55	Separation Agreement dated June 1, 2005, among Danka Office Imaging Company and Michael Popeilec.

21*	List of Current Subsidiaries of the Company

23.1	Consent of Independent Registered Certified Public Accountants – Ernst & Young LLP

23.2	Consent of Independent Registered Certified Public Accounting Firm – KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

(b) Financial Statement Schedules:

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

Report of Independent Registered Public Accounting Firm

To the Members of Danka Business Systems PLC:

Under date of June 9, 2003, except as to Note 18 of the consolidated financial statements appearing in Form 10-K, which is as of June 13, 2004 and Note 1 and Note 7 of the consolidated financial statements included herein, which is as of June 14, 2005, we reported on the consolidated statements of operations, shareholders’ equity (deficit) and accumulated other comprehensive losses and cash flows of Danka Business Systems PLC and subsidiaries for the period ended March 31, 2003. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the year ended March 31, 2003, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Audit Plc

Chartered Accountants

Registered Auditor

London, England

June 9, 2003

DANKA BUSINESS SYSTEMS PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended March 31, 2003	$42,281	$19,753	—	$(20,624)	$41,410
Year ended March 31, 2004	$41,410	$8,644	11,324	$(14,125)	$47,253
Year ended March 31, 2005	$47,253	$23,986	14,936	$(27,330)	$58,845

(1)	Represents customer credits charged against revenues and foreign currency movements
(2)	Represents accounts written off during the year, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2005	DANKA BUSINESS SYSTEMS PLC
(Registrant)

	By:	/s/ TODD L. MAVIS
Todd L. Mavis, Chief Executive Officer (Chief Executive Officer)

	By:	/s/ F. MARK WOLFINGER
F. Mark Wolfinger, Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 14, 2004.

Signature	Title

/S/ TODD L. MAVIS Todd L. Mavis	Chief Executive Officer (Principal Executive Officer)

/S/ W. ANDREW MCKENNA W. Andrew McKenna	Chairman and Director

/S/ KEVIN C. DALY Kevin C. Daly	Director

/S/ DAVID DOWNES David Downes	Director

/S/ JAIME ELLERTSON Jaime Ellertson	Director

/S/ MICHAEL B. GIFFORD Michael B. Gifford	Director

/S/ CHRISTOPHER B. HARNED Christopher B. Harned	Director

/S/ J. ERNEST RIDDLE J. Ernest Riddle	Director

/S/ JAMES L. SINGLETON James L. Singleton	Director

/S/ ERIK VONK Erik Vonk	Director

/S/ F. MARK WOLFINGER F. Mark Wolfinger	Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)