Form 10-Q
period 2005-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2005-08-08
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Applicable only to corporate issues:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2005: The registrant had 254,251,124 ordinary shares outstanding with par value of 1.25 pence, including 51,336,465 represented by American Depositary Shares “ADS”. Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition as the result of evolving technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute current and new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to access vendor or bank lines of credit, which could adversely affect our liquidity; (xi) any inability to record and process key data due to ineffective implementation of business processes and policies; (xii) any negative impact from the loss of a key vendor or customer; (xiii) any negative impact from the loss of any of our senior or key management personnel; (xiv) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xv) any negative impact from the international scope of our operations; (xvi) fluctuations in foreign currencies; (xvii) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xviii) any inability to continue to access our credit facilities, or comply with the financial or other representations, warranties or covenants in our debt instruments; (xix) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters; (xx) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; (xxi) any inability by us to remediate our material weaknesses and (xxii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

Operating Earnings—We generated an operating loss for the first three months of fiscal year 2006 due to decreased gross margins and increased restructuring charges. If we are not able to improve our gross margins or reduce our operating costs, these operating losses may continue in the future. The operating losses for the first three months of fiscal year 2006 included $6.1 million in restructuring charges. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

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

Economic Uncertainty—The profitability of our business is susceptible to uncertainties in the global economy. Overall demand for our products and services and our profit margins may decline as a direct result of an economic recession, inflation, interest rates, governmental fiscal policy, or other macroeconomic factors which are out of our control. As a result, our customers may reduce or delay expenditures for our products and services.

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

Furthermore, there is a trend within our industry to offer on-demand pricing where the customer does not buy or lease the equipment. Rather, the customer is only charged for the number of images produced by the equipment. This trend could require us to increase our rental equipment investments in order to remain competitive and we may not have the capital available to do so.

Additionally, the competitive environment hinders employee retention, especially in the sales and service areas, which leads to higher turnover of employees and increased compensation expense.

Technological Changes—The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry has changed from analog to digital copiers, multi-function peripherals (“MFPs”) and printers. Most of our digital products replaced analog products, which have historically been a significant percentage of our machines in field (“MIF”). Digital copiers and MFPs are more reliable than analog copiers and require less maintenance. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color equipment sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete. To meet these trends, manufacturers are accelerating the introduction of products and new technology to address the growing need for color. These include both cartridge based laser imaging systems, and newer inkjet based systems. Partially as a result of these technology trends, the industry and Danka are seeing increased downward pressure on average selling prices for both equipment and the accompanying service and supply contracts.

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

Our largest third party financing company in Europe, which is centrally organized, is De Lage Landen International B.V. (“DLL”), a 100% owned subsidiary of Rabobank. Other third party financing companies that are in place in Europe include ING Group, BNP Paribas and GECC.

If we were to breach the covenants or other restrictions in our agreements with one or more of our financing sources, including GECC and our non-U.S. leasing sources or our financial condition were to deteriorate, such sources might refuse to provide financing to our customers, require additional security or protection, or exercise other remedies of default. If one or more of our financing sources were to fail to provide financing to our customers, and we were unable to arrange alternative financing on similar terms or provide financing ourselves, those customers might be unable to purchase equipment from us. In addition, if we were unable to arrange financing, we would lose sales, which could negatively affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financing Arrangements—General Electric Capital Corporation”.

Information Systems—Our Europe/Australia and non-U.S. Americas operations run on numerous, disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems is labor intensive and expensive. We have determined that we need to upgrade our information systems and have standardized our network infrastructure and email system across Europe/Australia. Oracle has been implemented in Italy and the Netherlands, and other countries are planned to be upgraded from the existing legacy systems to the latest Oracle releases where possible. The failure to solve our management information system issues in our Europe/Australia operations or any disruption in our business processes when we upgrade any of our IT systems worldwide could materially and adversely affect our operations, internal controls, financial position or results of operations.

Disaster Recovery—Our systems in the United States are designed for security and reliability. We regularly back up our information systems and subject them to a virus scan. These efforts are intended to buttress the integrity and security of our information systems and the data stored in them, and to minimize the potential for loss in the event of a disaster, including but not limited to natural disasters or terrorist attacks. During fiscal year 2005, we entered into a hosting agreement with IBM for the management of our U.S. information systems infrastructure. This arrangement has relocated our data center out of Florida to a secure location in Atlanta, Georgia which we believe has provided an additional disaster recovery capability. Our facilities have reserve power generating systems to prevent the loss of power and minimize downtime in the event of shortages; however, should a natural disaster impact our critical U.S. facilities we may suffer disruption of certain critical support functions.

Due to the delayed investment in our information systems in Europe/Australia and non-U.S. Americas operations, we have not adequately invested in disaster recovery systems in all of our non-U.S. operations. In the event that one or more of our business systems in those operations were to fail, we would be at risk of not being able to process or record transactions or losing valuable business knowledge in the locations where the failure occurred. We are developing a comprehensive disaster recovery plan but until it is implemented, a disaster could materially and adversely affect our business, financial condition, results of operations or competitive position.

Business Processes and Policies—Our past rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on, and investment in, our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where we do not have adequate processes in place or our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and inconsistent lease classification. We believe that some of these issues that relate to the U.S. have been addressed with the implementation of new manual internal control procedures and the implementation of our Oracle ERP system, which is configured with better system based internal controls. However, we have not adequately reduced the number of manual processes necessary to run our business and, as a result, have not fully leveraged the new Oracle ERP system. Until we do so, there is no assurance that all of these issues will be completely rectified. See our discussion in Item 9A-Controls and Procedures regarding material weaknesses in our Information Technology General Controls, as well as other business processes and policies.

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Nexpress, Kodak and Konica-Minolta. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies, vendor rebates and significant levels of vendor financing for our purchases of products from them. Any inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the discontinuation of vendor rebate programs or adequate levels of vendor financing may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices.

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 54% of our revenue outside the United States during the first three months of fiscal year 2006. We market office imaging equipment, document solutions and related services and supplies directly to customers in over 20 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

With respect to the international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Based on these evaluations, we sold operations in Canada during the first quarter of fiscal year 2006, and sold operations in Portugal and Russia during fiscal year 2005. Should we decide to downsize or exit any of our other businesses, we could incur costs relating to severance, closure of facilities and write-off of goodwill, and we may also be required to recognize cumulative translation losses and minimum pension liabilities that would reduce our earnings.

Any of these factors could materially and adversely affect our business, financial condition or results of operations.

Currency Fluctuations—As a multinational company, changes in currency exchange rates affect our revenues, cost of sales and operating expenses. In addition, fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect the results of our operations and the value of the net assets of our non-United States.operations when reported in United States dollars in our United States financial statements. These fluctuations may negatively impact our results of operations or financial condition or, in some circumstances, may positively impact our results of operations disproportionately to underlying levels of actual growth or improvement in our businesses.

The majority of our revenues outside the United States are denominated in either the euro or the British pound sterling. During the first three months of fiscal year 2006, the euro weakened 6.9% against the United States dollar and the British pound sterling weakened 5.1% against the United States dollar.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our intercompany loans at June 30, 2005, an increase of 1% in the exchange rate for the euro and British pound sterling versus the United States dollar would cause a foreign exchange loss of less than $0.1 million, while a decrease of 1% in the exchange rate of the euro and the British pound sterling versus the U.S. dollar would cause a foreign exchange gain of less than $0.1 million.

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

Tax Payments—We are either currently under audit or may be audited in the key tax jurisdictions in which we operate. While we believe we are adequately reserved for such liabilities, should revenue agencies impose assessments or require payments in excess of those we currently expect to pay, we could be required to record additional liabilities. Additionally, our liquidity could be affected based upon the size and timing of such payments.

Indebtedness—At June 30, 2005, we had consolidated long-term indebtedness, including current maturities of long-term debt and notes payable, of $241.8 million which included $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11.0% senior notes due June 15, 2010, less unamortized discount of $3.2 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15.

The amount of our indebtedness could have important consequences to us, including the following:

•	use of a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow and liquidity to fund working capital, capital expenditures, strategic initiatives, restructuring and other business activities, including keeping pace with the technological, competitive and other changes currently affecting our industry;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability in making strategic acquisitions or exploiting business opportunities; and

•	limit our operational flexibility, including our ability to borrow additional funds, access our vendor credit lines, or dispose of assets.

Debt and Credit Facilities—The indenture governing our senior notes, our $50 million senior secured revolving credit facility with Fleet Capital Corporation (or “Fleet Credit Facility”) and our euro 11.8 million letter of credit facility with ABN AMRO contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; (2) create liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; and (8) engage in mergers or consolidations. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the indenture governing the senior notes may require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

Disclosure Controls and Procedures and Internal Controls—We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our objective is to maintain internal controls that are designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, in order to permit the preparation of our financial statements in conformity with generally accepted accounting principles and to comply with Sections 302, 906 and 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act” or “Sarbanes-Oxley”).

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

Compliance with Sarbanes-Oxley Act of 2002—During fiscal year 2005, we completed the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the design and effectiveness of our internal control over financial reporting and a report by our Independent Registered Certified Public Accounting Firm addressing these assessments.

We have identified material weaknesses in the following areas:

•	Information Technology General Controls;

•	Revenue and Billing Process;

•	Financial Statement Close Process;

•	Inventory and Rental Assets; and

•	Income Taxes

Our efforts to remediate our material weaknesses will include significant changes to our business process (ie: simplified customer offerings, outsourcing of non-core processes, etc.). These changes in business processes may result in temporary or permanently decreased revenues, system downtime and higher costs during the period of change.

We are committed to addressing these material weaknesses. However, if we are unsuccessful in our focused effort to permanently and effectively remediate these material weaknesses, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted. In addition, if we do not remediate these weaknesses we will not be able to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective in the current fiscal year. It is not possible to say at this time what conclusions our management or independent registered public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the end of this current fiscal year. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see “Controls and Procedures” in Item 4 of this report and Item 9A. Controls and Procedures, included in the Company’s Form 10-K for the fiscal year ended March 31, 2005.

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

Dividends on Ordinary Shares—We have not paid any cash or other dividends on our ordinary shares since 1998 and we do not expect to do so for the foreseeable future. We are an English company and, under English law, we are allowed to pay dividends to shareholders only if, as determined by reference to our financial statements prepared in accordance with International Financial Reporting Standards,

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Danka Business Systems PLC

Consolidated Statements of Operations for the Three Months Ended June 30, 2005 and 2004

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	June 30, 2005	June 30, 2004
Revenue:
Retail equipment and related sales	$116,391	$96,683
Retail service	135,094	153,219
Retail supplies and rentals	24,790	27,118
Wholesale	23,973	23,901

Total revenue	300,248	300,921

Cost of sales:
Retail equipment sales and related sales costs	78,819	61,775
Retail service costs	85,094	87,663
Retail supplies and rental costs, including depreciation on rental assets	14,897	16,160
Wholesale costs	19,592	19,264

Total cost of sales	198,402	184,862

Gross Profit	101,846	116,059
Operating expenses:
Selling, general and administrative expenses	105,748	107,500
Restructuring charges	6,087	—
Other expense (income)	57	(101)

Total operating expenses	111,892	107,399

Operating earnings (loss) from continuing operations	(10,046)	8,660
Interest expense	(7,998)	(7,513)
Interest income	228	189

Earnings (loss) from continuing operations before income taxes	(17,816)	1,336
Provision for income taxes	1,272	180

Earnings (loss) from continuing operations	(19,088)	1,156

Earnings (loss) from discontinued operations, net of tax of nil	(711)	(735)
Loss on sale of discontinued operations, net of tax of nil	(321)	—

Net earnings (loss)	$(20,120)	$421

Calculation of net earnings (loss) available to common shareholders
Net earnings (loss) from continuing operations	$(19,088)	$1,156
Dividends and accretion on participating shares	(5,326)	(4,960)

Net earnings (loss) from continuing operations available to common shareholders	$(24,414)	$(3,804)

Basic and diluted net earnings (loss) available to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.38)	$(0.06)
Net earnings (loss) from discontinued operations	(0.02)	(0.01)

Net earnings (loss)	$(0.40)	$(0.07)

Weighted average ADSs	63,556	62,756

The accompanying notes are an integral part of these consolidated financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of June 30, 2005 and March 31, 2005

(In thousands except share data)

	June 30, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $11,040 and $11,485, respectively	$89,742	$97,764
Accounts receivable, net of allowance for doubtful accounts	206,488	220,497
Inventories	108,379	93,079
Assets held for sale – discontinued operations	—	17,251
Prepaid expenses, deferred income taxes and other current assets	16,701	15,195

Total current assets	421,310	443,786
Equipment on operating leases, net	21,032	22,938
Property and equipment, net	46,074	49,823
Goodwill	206,261	213,531
Other intangible assets, net of accumulated amortization	2,441	2,476
Deferred income taxes	1,557	8,946
Other assets	24,626	27,526

Total assets	$723,301	$769,026

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$2,955	$2,396
Accounts payable	186,534	170,403
Accrued expenses and other current liabilities	104,544	124,514
Taxes payable	37,147	37,091
Liabilities held for sale – discontinued operations	—	7,351
Deferred revenue	37,916	38,697

Total current liabilities	369,096	380,452
Long-term debt and notes payable, less current maturities	238,797	239,406
Deferred income taxes and other long-term liabilities	57,173	65,949

Total liabilities	665,066	685,807

6.5% senior convertible participating shares	305,232	299,906
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,278	5,277
Additional paid-in capital	329,166	329,152
Accumulated deficit	(521,406)	(495,960)
Accumulated other comprehensive loss	(60,035)	(55,156)

Total shareholders’ equity (deficit)	(246,997)	(216,687)

Total liabilities and shareholders’ equity (deficit)	$723,301	$769,026

The accompanying notes are an integral part of these consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	June 30, 2005	June 30, 2004
Operating activities:
Net earnings (loss)	$(20,120)	$421
Earnings (loss) from discontinued operations	(1,032)	(735)

Earnings (loss) from continuing operations	(19,088)	1,156

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,561	9,660
Deferred income taxes	(56)	(714)
Amortization of debt issuance costs	521	521
Loss on sale of property and equipment and equipment on operating leases	232	283
Proceeds from sale of equipment on operating leases	3	1,877
Restructuring charges	6,087	—
Changes in net assets and liabilities:
Accounts receivable	15,408	2,980
Inventories	(15,300)	(6,574)
Prepaid expenses and other current assets	(1,737)	(3,607)
Other non-current assets	4,209	2,573
Accounts payable	16,131	764
Accrued expenses and other current liabilities	(27,779)	(22,828)
Deferred revenue	(779)	(5,003)
Other long-term liabilities	(1,306)	(2,420)

Net cash used in continuing operations	(14,893)	(21,332)
Net cash provided by discontinued operations	1,268	68

Net cash used in operating activities	(13,625)	(21,264)

Investing activities:
Capital expenditures	(3,556)	(6,507)
Proceeds from sale of discontinued operations, net of cash	11,972	—
Proceeds from the sale of property and equipment	84	166

Net cash provided by (used in) continuing investing activities	8,500	(6,341)
Net cash used in discontinued investing activities	(101)	(70)

Net cash provided by (used in) investing activities	8,399	(6,411)
Financing activities:
Net borrowings under line of credit agreements	764	1,971
Net payments under capital lease arrangements	(834)	(224)
Proceeds from stock options exercised	15	293

Net cash (used in) provided by financing activities	(55)	2,040

Effect of exchange rates	(3,093)	(1,231)

Net decrease in cash and cash equivalents	(8,374)	(26,866)
Cash and cash equivalents from continuing operations, beginning of period	97,764	110,241
Cash and cash equivalents from discontinued operations, beginning of period	352	2,549

Cash and cash equivalents from continuing operations, end of period	$89,742	$85,924

Supplemental disclosures - cash flow information:
Interest paid	$13,902	$13,433
Income taxes paid	261	193

The accompanying notes are an integral part of these consolidated financial statements

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Three Months Ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	Number of ordinary shares (4 ordinary shares equal 1 ADS)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated Other comprehensive (loss)/income	Total
Balances at March 31, 2004	250,812	$5,194	$328,070	$(342,586)	$(55,433)	$(64,755)

Net earnings (loss)	—	—	—	421	—	421
Currency translation adjustment net of deferred taxes of nil	—	—	—	—	(3,409)	(3,409)

Comprehensive loss						(2,988)
Dividends and accretion on participating shares	—	—	—	(4,960)	—	(4,960)
Proceeds from stock options exercised	446	10	283	—	—	293

Balances at June 30, 2004	251,258	5,204	328,353	(347,125)	(58,842)	(72,410)

Balances at March 31, 2005	254,189	5,277	329,152	(495,960)	(55,156)	(216,687)

Net earnings (loss)	—	—	—	(20,120)		(20,120)
Currency translation adjustment net of deferred taxes of nil	—	—	—	—	(4,879)	(4,879)

Comprehensive loss						(24,999)
Dividends and accretion on participating shares	—	—	—	(5,326)	—	(5,326)
Proceeds from stock options exercised	48	1	14	—	—	15

Balances at June 30, 2005	254,237	$5,278	$329,166	$(521,406)	$(60,035)	$(246,997)

The accompanying notes are an integral part of these consolidated financial statements

Danka Business Systems PLC

Notes to Consolidated Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying financial statements of Danka Business Systems PLC (the “Company”) are unaudited for the three months ended June 30, 2005 and 2004. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results, which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

The Company’s operations have historically experienced lower revenue during the second quarter of its fiscal year, which is the three month period ended September 30. This is primarily due to increased vacation time by European residents during July and August and lower levels of retail service revenue from U.S. governmental agencies. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during the second quarter. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

The financial statements contained herein as of and for the three months ended June 30, 2005 and June 30, 2004 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2005 will be delivered to the Registrar of Companies for England and Wales following the Company’s 2005 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Selling, general and administrative expenses include a charge of $2.9 million relating to the correction of an error in the accounting for a long-lived asset at March 31, 2005. This adjustment was not material to the previously reported results for the year ended March 31, 2005.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2. Interim Period Stock Compensation Disclosures

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) the Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net earnings (loss). In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity.

The following table illustrates the effect on net earnings (loss) available and earnings (loss) available per ADS shareholder if the Company had applied the fair value recognition provisions of SFAS No.123 to employee stock benefits, including shares and options issued under the stock option plans. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Three Months Ended June 30,
	2005	2004
Net earnings (loss) from continuing operations, as reported	$(19,088)	$1,156
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(1,038)	(1,544)

Pro forma diluted earnings (loss) from continuing operations	(20,126)	(388)
Dividends and accretion on participating shares	(5,326)	(4,960)

Pro forma earnings (loss) from continuing operations available to common shareholders	(25,452)	(5,348)
Earnings (loss) from discontinued operations	(1,032)	(735)

Pro forma net earnings (loss) available to common shareholders	$(26,484)	$(6,083)

Basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS
As reported	$(0.38)	$(0.06)
Pro forma	(0.40)	(0.09)
Basic and diluted net earnings (loss) available to common shareholders per ADS
As reported	$(0.40)	$(0.07)
Pro forma	(0.42)	(0.10)
Weighted average ADS	63,556	62,756

Note 3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires public entities to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in the statement of operations. Pro forma disclosure is no longer allowable under the new standard. The cost will be recognized over the period during which an employee is required to provide service in exchange for the reward, the requisite service period, usually the vesting period. Adoption of SFAS 123R by the Company is required as of the beginning of fiscal year 2007. As of June 30, 2005, the Company had not yet assessed the impact the adoption of SFAS 123R will have on its consolidated financial statements.

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

In May 2005, the Emerging Issues Task Force issued EITF 05-5, “Accounting for the Altersteilzeit Early Retirement Programs and Similar Type Arrangements” (“EITF 05-5”), which provides guidance on the accounting for the bonus feature in German Altersteilzeit (“ATZ”) early retirement programs, and other early retirement programs with similar features. The issue addresses accounting for the salary component of the ATZ arrangement; any available government subsidy; and the effect the ATZ arrangement has on the service credit for existing retirement plans. The effective date of EITF 05-5 is accounting periods beginning after December 15, 2005. The Company does not anticipate the adoption of EITF 05-5 to have a material impact on its consolidated financial statements.

Note 4. Restructuring Charges (Credits)

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, the Company recorded a $6.6 million restructuring charge in the first three months of fiscal year 2006. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”). Cash outlays for the employee severance and facilities during the first three months of fiscal year 2006 were $3.0 million under the 2005 Plan restructuring program. The other non-cash changes of $0.8 million represent foreign currency adjustments. The remaining liability of the 2005 Plan restructuring charge of $13.1 million and $0.1 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:
	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Severance	$12,828	$10,039	$6,637	$(3,007)	$(607)	$13,062
Future lease obligations on facility closures	934	367	1	(12)	(159)	197

Total	$13,762	$10,406	$6,638	$(3,019)	$(766)	$13,259

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Americas	$3,542	$2,719	$821	$(1,685)	$—	$1,855
Europe/Australia	9,286	7,320	5,816	(1,322)	(607)	11,207

Total	$12,828	$10,039	$6,637	$(3,007)	$(607)	$13,062

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Americas	$615	$—	$—	$—	$—	$—
Europe/Australia	319	367	1	(12)	(159)	197

Total	$934	$367	$1	$(12)	$(159)	$197

Fiscal Year 2004 Plan: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating the back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, the Company recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. These charges were accounted for under the provisions of SFAS 112 and SFAS 146. The Company reversed $3.6 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its Americas and Europe/Australia segments, and a change in restructuring plans in Europe/Australia due to improved performance in certain markets partially offset by a higher estimate of facility charges in the Americas due to the Company’s inability to sublease the facilities. Cash outlays for the employee severance during the first three months of fiscal year 2006 were $1.4 million. Cash outlays for facilities for the period were $2.4 million. The Company reversed $0.5 million of fiscal year 2004 Plan facility charges during fiscal year 2006, as a result of a lower estimate of facility charges in the Americas due to lease buy-outs of certain facilities. If the remaining leases are not terminated, payments will continue through their respective terms. The remaining non-cash charge of $0.4 million represents foreign currency adjustments. The remaining liability of the 2004 Plan restructuring charge of $8.2 million and $2.8 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:
	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Severance	$21,418	$3,177	$(117)	$(1,391)	$(137)	$1,532
Future lease obligations on facility closures	25,634	12,606	(434)	(2,433)	(218)	9,521

Total	$47,052	$15,783	$(551)	$(3,824)	$(355)	$11,053

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Americas	$7,597	$373	$—	$(129)	$—	$244
Europe/Australia	13,773	2,804	(117)	(1,262)	(137)	1,288
Other (1)	48	—	—	—	—	—

Total	$21,418	$3,177	$(117)	$(1,391)	$(137)	$1,532

(1) Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Americas	$15,621	$6,600	$(535)	$(1,182)	$	$4,883
Europe/Australia	5,568	4,437	101	(382)	(218)	3,938
Other (1)	4,445	1,569	—	(869)	—	700

Total	$25,634	$12,606	$(434)	$(2,433)	$(218)	$9,521

(1)	Includes corporate charges

Note 5. Discontinued Operations and Assets and Liabilities Held For Sale

On June 30, 2005, Danka Business Systems PLC agreed to sell the shares of its Canadian business unit, Danka Canada, Inc. to Pitney Bowes of Canada, LTD., a subsidiary of Pitney Bowes, Inc. for a purchase price of $14.0 million in cash.

Accordingly, in accordance with FASB Statement No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), an estimate of assets and liabilities to be sold have been reclassified from various line items within the balance sheet and aggregated into “Assets held for sale – discontinued operations” and “Liabilities held for sale – discontinued operations” as of March 31, 2005. The following represents the carrying amount of the major classes of assets and liabilities held for sale at March 31, 2005:

March 31, 2005 Carrying Amount
Assets
Cash and cash equivalents	$352
Accounts receivable, net	8,006
Inventory	3,596
Prepaid expenses, deferred income taxes and other current assets	279
Equipment on operating leases, net	505
Property and equipment, net	831
Goodwill	2,951
Other assets	731

Assets held for sale – discontinued operations	$17,251

Liabilities
Accounts payable	$2,710
Accrued expenses and other current liabilities	2,786
Taxes payable	388
Deferred revenue	1,467

Liabilities held for sale – discontinued operations	$7,351

The operating activities of Danka Canada, Inc. have been reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for Danka Canada, Inc. is set forth below:

	Three Months Ended June 30,
	2005	2004
Revenues	$9,407	$9,404
Net earnings (loss) from discontinued operations	(711)	(735)
Gain (loss) on sale of discontinued operations	(321)	—

The loss on the sale of discontinued operations includes a write off of currency translation adjustments of $3.9 million. In addition, the purchase price is subject to adjustment based upon working capital, as defined in the purchase and sale agreement. Accordingly, the loss on the sale of discontinued operations may be adjusted when the working capital adjustment is finalized.

Note 6. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below are not included in the computation of diluted earnings per share for the first three months of fiscal years 2006 and 2005, because they are anti-dilutive as the Company incurred losses available to common shareholders. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the first three months of fiscal years 2006 and 2005. The total number of outstanding shares related to stock options (all of which are anti-dilutive) was 7.1 million and 8.3 million at June 30, 2005 and 2004, respectively.

Potential ADSs issuance from:

	Three Months Ended June 30,
	2005	2004
6.5% senior convertible participating shares	24,645	23,105
Stock options	479	1,941

Note 7. Segment Reporting

The Company has two reporting segments, the Americas and Europe/Australia. The geographical areas covered by the Americas segment include the United States, Central America and South America while the Europe/Australia segment includes operations in Europe and Australia. Danka’s Americas and Europe/Australia segments provide office imaging equipment, document solutions and related services and supplies on a direct basis to retail customers. The Company’s Europe/Australia segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. The Company’s management relies on an internal management reporting process that provides segment revenue and operating earnings. Management believes that this is an appropriate measure of evaluating the operating performance of our segments. The following tables present information about the Company’s segments from continuing operations.

Revenue, Gross profit and Operating earnings (loss)

	Three Months Ended June 30,
	2005	2004
Revenue
Americas	$145,998	$152,489
Europe/Australia	154,250	148,432

Total Revenue	$300,248	$300,921

Gross profit
Americas	$54,551	$66,568
Europe/Australia	47,295	49,491

Total Gross profit	$101,846	$116,059

Operating earnings (loss)
Americas	$(620)	$10,071
Europe/Australia	(2,281)	4,734

Subtotal	(2,901)	14,805
Other (1)	(7,145)	(6,145)

Total Operating earnings (loss)	$(10,046)	$8,660

Interest expense
Americas	$(520)	$(56)
Europe/Australia	(2,519)	(2910)

Subtotal	(3,039)	(2,966)
Other (1)	(4,959)	(4,547)

Total Interest expense	$(7,998)	$(7,513)

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.

Approximately 53.9% and 51.8% of the Company’s revenue in first three months of fiscal years 2006 and 2005, respectively, was generated outside the United States. In the first three months of fiscal year 2006, approximately 51.4% of the Company’s revenue was generated in its Europe/Australia segment and 2.5% in the non-U.S. locations of its Americas segment. In the first three months of fiscal year 2005, approximately 49.3% of the Company’s revenue was generated in its Europe/Australia segment and 2.5% in the non-U.S. locations of its Americas segment.

Capital Expenditures and Depreciation and Amortization

	Three months ended June 30,
	2005	2004
Capital Expenditures
Americas	$1,495	$2,136
Europe/Australia	2,059	3,707

Subtotal	3,554	5,843
Other (1)	2	664

Total Capital Expenditures	$3,556	$6,507

Depreciation and Amortization
Americas	$5,763	$6,591
Europe/Australia	2,447	2,565

Subtotal	8,210	9,156
Other (2)	351	504

Total Depreciation and Amortization	$8,561	$9,660

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	June 30, 2005	March 31, 2005
Assets
Americas	$259,586	$275,389
Europe/Australia	365,232	382,797

Subtotal	624,818	658,186
Other (1)	98,483	110,840

Total Assets	$723,301	$769,026

Long-lived Assets (2)
Americas	$111,240	$114,482
Europe/Australia	129,366	138,510

Subtotal	240,606	252,992
Other (1)	61,385	72,248

Total Long-lived Assets	$301,991	$325,240

(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

Note 8. Debt

Debt consists of the following as of June 30, 2005 and March 31, 2005:

	June 30, 2005	March 31, 2005
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	3,859	4,756
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	1,600	873

Total long-term debt and notes payable	244,979	245,149
Less unamortized discount on senior notes	(3,227)	(3,347)

Total long-term debt and notes payable less unamortized discount	241,752	241,802
Less current maturities of long-term debt and notes payable	(2,955)	(2,396)

Long-term debt and notes payable, less current maturities	$238,797	$239,406

The 10.0% subordinated notes due April 1, 2008 have interest payments of $3.2 million every six months on April 1 and October 1.

The 11.0% senior notes due June 15, 2010 have a fixed annual interest rate of 11.0% and have interest payments of $9.6 million that will be paid every six months on June 15 and December 15. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the Company’s primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities, all of which are 100% owned by the Company.

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

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The balance of these costs as of June 30, 2005 was $5.4 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of June 30, 2005 was $3.2 million.

The Company has a credit facility which expires on January 4, 2008 with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires the Company to keep $5.0 million of cash in an operating account. As of June 30, 2005, the borrowing base for the credit facility was $44.4 million and the Company had no borrowings under the Fleet Credit Facility.

The Company incurred $1.6 million in debt issuance costs during fiscal year 2004 relating to the origination and amendment of the Fleet Credit Facility and is amortizing these costs over the remaining term of the credit facility. The balance of these costs as of June 30, 2005 was $0.5 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN AMRO. On November 2, 2004, the agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $14.3 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of the Company’s Netherlands subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements as defined by the lender. The borrowing base totaled approximately Euro 9.5 million (U.S. $11.5 million) as of June 30, 2005 and the Company had no borrowings under the facility. In addition, the amendment requires the Company to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.0 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of June 30, 2005, was 2.75%.

Note 9. Contingencies

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

Note 10. Income Taxes

The Company recorded an income tax provision of $1.3 million in the first three months of fiscal year 2006 compared with a provision of $ 0.2 million in the prior year period. The effective tax rate for the first three months of fiscal year 2006 was a provision of 7.0% compared to a provision of 13.0% in the prior year period. The change in the tax provision in the current fiscal year period from the prior year period is due to certain minimum taxes due as well as income subject to tax in a limited number of jurisdictions offset by losses in the other jurisdictions for which no tax benefit can be recognized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at June 30, 2005 and 2004 in most jurisdictions and therefore a valuation allowance has been recorded to reserve its deferred tax assets at June 30, 2005 and 2004 in these jurisdictions.

Note 11. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). All subsidiaries are 100% owned by the Company. The Subsidiary Guarantors generated 57.8% and 60.2% of the Company’s total revenue during the first three months of fiscal years 2006 and 2005 respectively.

Supplemental Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(in thousands)

(unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue

Retail equipment and related sales	$—	$73,402	$42,989	$—	$116,391
Retail service	—	82,472	52,622	—	135,094
Retail supplies and rentals	—	17,914	6,876	—	24,790
Wholesale	—	—	23,973	—	23,973

Total Revenue	—	173,788	126,460	—	300,248

Cost of Sales

Retail equipment and related sales costs	—	49,272	29,547	—	78,819
Retail service costs	—	51,073	34,021	—	85,094
Retail supplies and rental costs, including depreciation on rental assets	—	11,382	3,515	—	14,897
Wholesale costs	—	—	19,592	—	19,592

Total cost of sales	—	111,727	86,675	—	198,402

Gross profit	—	62,061	39,785	—	101,846

Operating expense

Selling, general and administrative expenses	1,197	69,416	35,135	—	105,748
Restructuring charges	—	872	5,215	—	6,087
Equity (income) loss	25,704	17,116	10,538	(53,358)	—
Other (income) expense	522	(935)	470	—	57

Total operating expenses	27,423	86,469	51,358	(53,358)	111,892

Operating loss from continuing operations	(27,423)	(24,408)	(11,573)	53,358	(10,046)

Interest expense	(6,784)	(6,830)	(17,735)	23,351	(7,998)
Interest income	14,087	7,223	2,269	(23,351)	228

Earnings (loss) from continuing operations before income taxes	(20,120)	(24,015)	(27,039)	53,358	(17,816)
Provision (benefit) for income taxes	—	986	286	—	1,272

Earnings (loss) from continuing operations	(20,120)	(25,001)	(27,325)	53,358	(19,088)
Earnings (loss) from discontinued operations, net of tax	—	(711)	—	—	(711)
Loss on sale of operations, net of tax	—	(321)	—	—	(321)

Net earnings (loss)	$(20,120)	$(26,033)	$(27,325)	$53,358	$(20,120)

Supplemental Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

(in thousands)

(unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$62,982	$33,701	$—	$96,683
Retail service	—	98,641	54,578	—	153,219
Retail supplies and rentals	—	19,569	7,549	—	27,118
Wholesale	—	—	23,901	—	23,901

Total Revenue	—	181,192	119,729	—	300,921

Cost of Sales
Retail equipment and related sales costs	—	39,129	22,646	—	61,775
Retail service costs	—	54,829	32,834	—	87,663
Retail supplies and rental costs, including depreciation on rental assets	—	11,684	4,476	—	16,160
Wholesale costs	—	—	19,264	—	19,264

Total cost of sales	—	105,642	79,220	—	184,862

Gross profit	—	75,550	40,509		116,059

Operating expense
Selling, general and administrative expenses	1,403	71,099	34,998	—	107,500
Equity (income) loss	(2,538)	(8,322)	(15,831)	26,691	—
Other (income) expense	(4,518)	(6,514)	9,740	1,191	(101)

Total operating expenses	(5,653)	56,263	28,907	27,882	107,399

Operating earnings (loss) from continuing operations	5,653	19,287	11,602	(27,882)	8,660

Interest expense	(6,723)	(680)	(2,446)	2,336	(7,513)
Interest income	1,491	137	897	(2,336)	189

Earnings (loss) from continuing operations before income taxes	421	18,744	10,053	(27,882)	1,336

Provision for income taxes	—	180	—	—	180

Earnings (loss) from continuing operation	421	18,564	10,053	(27,882)	1,156

Earnings (loss) from discontinued operations, net of tax	—	(735)	—	—	(735)

Net earnings (loss)	$421	$17,829	$10,053	$(27,882)	$421

Supplemental Consolidating Balance Sheet Information

As of June 30, 2005

(in thousands)

(unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$676	43,382	45,684	$—	$89,742
Accounts receivable, net	—	96,951	109,537	—	206,488
Inventories	—	54,573	53,806	—	108,379
Due (to)/from affiliate	(520,471)	455,996	62,253	2,222	—
Prepaid expenses, deferred income taxes and other current assets	1,080	7,240	8,381	—	16,701

Total current assets	(518,715)	658,142	279,661	2,221	421,310
Equipment on operating leases, net	—	12,075	8,957	—	21,032
Property and equipment, net	24	40,358	5,692	—	46,074
Goodwill, net	—	127,476	78,785	—	206,261
Other intangible assets, net	—	2,441	—	—	2,441
Investment in subsidiaries	813,370	(5,010)	716,425	(1,524,785)	—
Deferred income taxes	—	—	1,557	—	1,557
Other assets	4,117	13,112	7,397	—	24,626

Total assets	$298,796	$848,594	$1,098,474	$(1,522,563)	$723,301

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,457	1,498	$—	$2,955
Accounts payable	614	107,514	78,406	—	186,534
Accrued expenses and other current liabilities	3,612	56,667	44,265	—	104,544
Taxes Payable	42	13,823	23,282	—	37,147
Liabilities held for sale	—	—	—	—	—
Deferred revenue	—	20,604	17,312	—	37,916

Total current liabilities	4,268	200,065	164,763		369,096
Long-term debt and notes payables, less current maturities	236,293	2,189	315	—	238,797
Deferred income taxes and other long-term liabilities	—	38,529	18,644	—	57,173

Total liabilities	240,561	240,783	183,722	—	665,066

6.5% convertible participating shares	305,232	—	—	—	305,232

Shareholders’ equity (deficit)
Ordinary shares, 1.25 pence stated value	5,278	1,188,946	236,587	(1,425,533)	5,278
Additional paid-in capital	329,166	26,743	439,780	(466,523)	329,166
Retained earnings (accumulated deficit)	(521,406)	(642,415)	571,212	71,203	(521,406)
Accumulated other comprehensive (loss) income	(60,035)	34,537	(332,827)	298,290	(60,035)

Total shareholder’s equity (deficit)	(246,997)	607,811	914,752	(1,522,563)	(246,997)

Total liabilities & shareholders’ equity (deficit)	$298,796	$848,594	$1,098,474	$(1,522,563)	$723,301

Supplemental Consolidating Balance Sheet Information

As of March 31, 2005

(in thousands)

(unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$9,989	$33,785	$53,990	$—	$97,764
Accounts receivable, net	—	107,197	113,300	—	220,497
Inventories	—	43,508	49,571	—	93,079
Due (to)/from affiliates	(530,152)	446,074	88,465	(4,387)	—
Assets held for sale-discontinued operations	—	17,251	—	—	17,251
Prepaid expenses, deferred income taxes and other current assets	32	5,998	9,165	—	15,195

Total current assets	(520,131)	653,813	314,491	(4,387)	443,786
Equipment on operating leases, net	—	13,601	9,337	—	22,938
Property and equipment, net	27	43,545	6,251	—	49,823
Goodwill, net	—	129,217	84,314	—	213,531
Investment in subsidiaries	845,109	12,106	726,963	(1,584,178)	—
Other intangible assets, net	—	2,476	—	—	2,476
Deferred income taxes	—	4,918	4,028	—	8,946
Other assets	5,417	16,191	5,918	—	27,526

Total assets	$330,422	$875,867	$1,151,302	$(1,588,565)	$769,026

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,435	$961	$—	$2,396
Accounts payable	790	93,460	76,153	—	170,403
Accrued expenses and other current liabilities	10,294	67,510	46,710	—	124,514
Taxes Payable	(54)	7,739	29,406	—	37,091
Liabilities held for sale	—	7,351	—	—	7,351
Deferred revenue	—	20,039	18,658	—	38,697

Total current liabilities	11,030	197,534	171,888	—	380,452
Long-term debt and notes payables, less current maturities	236,173	2,536	697	—	239,406
Deferred income taxes and other long-term liabilities	—	43,897	22,052	—	65,949

Total liabilities	247,203	243,967	194,637	—	685,807

6.5% convertible participating shares	299,906	—	—	—	299,906

Shareholders’ equity (deficit)
Ordinary shares, 1.25 pence stated value	5,277	1,188,946	236,587	(1,425,533)	5,277
Additional paid-in capital	329,152	26,743	439,780	(466,523)	329,152
Retained earnings (accumulated deficit)	(495,960)	(615,815)	593,766	22,049	(495,960)
Accumulated other comprehensive (loss) income	(55,156)	32,026	(313,468)	281,442	(55,156)

Total shareholder’s equity (deficit)	(216,687)	631,900	956,665	(1,588,565)	(216,687)

Total liabilities & shareholders’ equity (deficit)	$330,422	$875,867	$1,151,302	$(1,588,565)	$769,026

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended June 30, 2005 and 2004

(in thousands)

(unaudited)

	For the Three Months Ended June 30, 2005
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(9,328)	$(1,857)	$(3,708)	$(14,893)
Net cash provided by (used in) discontinued operations	—	1,268	—	1,268

Net cash provided by (used in) operating activities	(9,328)	(589)	(3,708)	(13,625)

Investing activities
Capital expenditures	—	(1,583)	(1,973)	(3,556)
Proceeds from sale of property and equipment	—	78	6	84
Proceeds from sale of subsidiary, net of cash	—	11,972	—	11,972

Net cash provided by (used in) continuing operations	—	10,467	(1,967)	8,500
Net cash provided by (used in) discontinued operations	—	(101)	—	(101)

Net cash provided by (used in) investing activities	—	10,366	(1,967)	8,399

Financing activities
Net borrowings (payments) of debt	—	(325)	255	(70)
Proceeds from stock options exercised	15	—	—	15

Net cash provided by (used in) financing activities	15	(325)	255	(55)

Effect of exchange rates on cash		(207)	(2,886)	(3,093)

Net decrease in cash and cash equivalents	(9,313)	9,245	(8,306)	(8,374)

Cash and cash equivalents from continuing operations, beginning of period	9,989	33,785	53,990	97,764
Cash and cash equivalents from discontinued operations, beginning of period	—	352	—	352

Cash and cash equivalents, end of period	$676	$43,382	$45,684	$89,742

Supplemental Consolidating Statements of Cash Flows

	For the Three Months Ended June 30, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(44,435)	$10,820	$12,283	$(21,332)
Net cash provided by (used in) discontinued operations	—	68	—	68

Net cash provided by (used in) operating activities	(44,435)	10,888	12,283	(21,264)

Investing activities
Capital expenditures	—	(3,541)	(2,966)	(6,507)
Proceeds from sale of property and equipment	—	108	58	166
Proceeds from sale of subsidiary	—	—	—	—

Net cash provided by (used in) continuing operations	—	(3,433)	(2,908)	(6,341)
Net cash provided by (used in) discontinued operations	—	(70)	—	(70)

Net cash provided by (used in) investing activities	—	(3,503)	(2,908)	(6,411)

Financing activities
Net borrowings (payments) of debt	—	(194)	1,941	1,747
Proceeds from stock options exercised	293	—	—	293

Net cash provided by (used in) financing activities	293	(194)	1,941	2,040

Effect of exchange rates on cash	—	(1,069)	(162)	(1,231)

Net decrease in cash and cash equivalents	(44,142)	6,122	11,154	(26,866)

Cash and cash equivalents from continuing operations, beginning of period	68,389	19,543	22,309	110,241
Cash and cash equivalents from discontinued operations, beginning of period	—	2,549	—	2,549

Cash and cash equivalents, end of period	$24,247	$28,214	$33,463	$85,924

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC

(2)	Subsidiary Guarantors include the following subsidiaries:

•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of our Australian Subsidiaries;

•	Danka Business Finance Ltd. and Kalmara Inc., representing our Canadian subsidiaries;

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka UK Plc, our primary UK operating subsidiary, and Danka Services International Ltd., a UK subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our United States Subsidiaries other than certain dormant entities.

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

Our strategy to accomplish our mission is to:

•	enhance customer relationships;

•	grow revenues by providing value-added and cost-driven product solutions and services;

•	re-engineer processes and systems;

•	maximize free cash flow generation and reduce net debt; and

•	develop an efficient and productive organization.

We currently operate in over 20 countries. Our reportable segments are the Americas and Europe/Australia, which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of the operations in certain countries in light of uncertain conditions. Based on these evaluations we sold our operations in Canada during the first quarter of fiscal year 2006, and we sold our operations in Portugal and Russia during fiscal year 2005. Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities and we may also be required to realize cumulative translation losses and minimum pension liabilities that would reduce our earnings, all or any of which may have a material impact on our operating results.

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

Allowance for Doubtful Accounts—We provide allowances for doubtful accounts and allowances for billing disputes and inaccuracies on its accounts receivable as follows:

•	Allowances for doubtful accounts: Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that we consider in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions.

•	Allowances for billing disputes and inaccuracies: Because of the difficulties we experience in accurately recording the number of copies made by customers, entering contract information into our system and timely identifying and correcting billing errors, we reduce revenue for an estimate of future credits that will be issued for billing disputes and billing inaccuracies at the time of sale. These estimates are established based on our historical experience of write-offs and credits issued for billing disputes and inaccuracies and are influenced by a number of considerations, including but not limited to the large number of customers and their dispersion across wide geographic areas.

The following table summarizes our net accounts receivable:

	June 30, 2005	March 31, 2005
Accounts receivable, gross	$260,926	$277,758
Allowance for doubtful accounts	(54,438)	(57,261)

Accounts receivable, net	$206,488	$220,497

Allowance for doubtful accounts as a % of gross accounts receivable	20.9%	20.6%

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

Cost of Sales—Inbound freight charges are included in inventory. When the inventory is sold, the cost of the inventory, including the inbound freight charges, is relieved and charged to costs of sales. When the inventory is rented, the cost of the inventory, including the inbound freight charges, is relieved and transferred to the rental equipment asset account. The cost of the rental equipment asset is then depreciated over the estimated useful life of the equipment. The depreciation of rental equipment assets is included in rental costs.

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to equipment, supplies, rental and wholesale costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $7.2 million and $7.8 million for the first three months of fiscal years 2006 and 2005, respectively.

We receive vendor rebates based on arrangements with certain vendors. Those arrangements require vendors to make incentive payments to the Company based on the volume of purchases (dollar amounts, quantity of specific units, etc.) for monthly or quarterly periods. Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at June 30, 2005. Consequently, we have a valuation allowance against net deferred tax assets in most jurisdictions at June 30, 2005.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $206.3 million as of June 30, 2005. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

Goodwill was reviewed for possible impairment during the fourth quarter of our fiscal year 2005, in accordance with SFAS No. 142. In performing our impairment testing, we engaged an independent appraisal company to assist in the valuation of our reporting units. The fair values of the reporting units were determined using a combination of a discounted cash flow model and a guideline company method using valuation multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on that analysis, management determined that the goodwill balance was impaired for its Europe/Australia reporting unit. As such, additional goodwill impairment testing was completed for that reporting unit, and based on those results, we recorded an impairment charge totaling $70.9 million during the fourth quarter of fiscal year 2005.

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

Restructuring Charges—We recognized restructuring charges for the consolidation of back office functions, exiting non-strategic real estate facilities and reducing headcount. These charges were recorded pursuant to formal plans developed and approved by management. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”) and the recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 4. “Restructuring Charges (Credits)” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Financial Condition

All tables presented herein are in thousands unless otherwise noted. Certain prior year amounts have been reclassified to conform to the current year presentation.

	June 30, 2005	March 31, 2005
Total assets	$723,301	$769,026
Total liabilities	$665,066	$685,807
Working capital	$52,214	$63,334
Liabilities to liabilities and capital	92%	89%
Inventory turnover ratio	4x	5x

Total assets as of June 30, 2005 decreased $45.7 million or 5.9%, from March 31, 2005. This decrease was primarily due to the sale of our Canadian subsidiary. In addition, accounts receivable decreased resulting from improved collections and decreasing revenue, a decrease in cash of $13.6 million to fund operations, a decrease in fixed assets of $5.6 million due to continuing depreciation of assets and the decrease in capital spending during the first three months of fiscal year 2006.

Total liabilities decreased $20.7 million from March 31, 2005, or 3.0% primarily due to a decrease in accrued expenses of $20.0 million, the sale of the Canadian subsidiary, which reduced liabilities held for sale by $7.3 million, and a decrease in deferred revenue of $0.8 million due to declining service revenue.

Working capital, defined as current assets less current liabilities, decreased $11.1 million from March 31, 2005 primarily resulting from the decrease in accounts receivable and the increase in accounts payable discussed above.

Liabilities to liabilities and capital increased 3.0% at June 30, 2005 compared to March 31, 2005, due to operating losses during the first quarter of fiscal year 2006.

For the period ending June 30, 2005, our annualized inventory turnover ratio decreased to 4x from 5x at March 31, 2005. The decrease is due to an increase in inventory in the United States to meet anticipated customer demand.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Revenue:
Retail equipment and related sales	38.8%	32.1%
Retail service	45.0	50.9
Retail supplies and rentals	8.2	9.1
Wholesale	8.0	7.9

Total revenue	100.0	100.0
Cost of sales	66.1	61.4

Gross profit	33.9	38.6

Selling, general and administrative expenses	35.2	35.7
Restructuring charges	2.0	—
Other expense (income)	—	—

Operating earnings (loss) from continuing operations	(3.3)	2.9
Interest expense	(2.7)	(2.5)
Interest income	0.1	0.1

Earnings (loss) from continuing operations before income taxes	(5.9)	0.5
Provision for income taxes	0.5	0.1

Net Earnings (loss) from continuing operations	(6.4)%	0.4%

The following table sets forth for the periods indicated the percentage of revenue change from the prior year:

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Retail equipment and related sales	20.4%	(14.3)%
Retail service	(11.8)	(7.7)
Retail supplies and rentals	(8.6)	(14.8)
Wholesale	0.3	2.8
Total revenue	(0.2)	(9.8)

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Retail equipment and related sales	32.3%	36.1%
Retail service	37.0	42.8
Retail supplies and rentals	39.9	40.4
Wholesale	18.3	19.4
Total gross margin	33.9	38.6

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures and depreciation-amortization for each of our operating segments from continuing operations:

Revenue, Gross profit and Operating earnings (loss)

	Three months ended June 30,
	2005	2004
Revenue
Americas	$145,998	$152,489
Europe/Australia	154,250	148,432

Total revenue	$300,248	$300,921

Gross profit
Americas	$54,551	$66,568
Europe/Australia	47,295	49,491

Total gross profit	$101,846	$116,059

Operating earnings (loss)
Americas	$(620)	$10,071
Europe/Australia	(2,281)	4,734

Subtotal	(2,901)	14,805
Other (1)	(7,145)	(6,145)

Total operating earnings (loss)	$(10,046)	$8,660

Interest expense
Americas	$(520)	$(56)
Europe/Australia	(2,519)	(2,910)

Subtotal	(3,039)	(2,966)
Other (1)	(4,959)	(4,547)

Total interest expense	$(7,998)	$(7,513)

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.

Approximately 53.9%, and 51.8% of the Company’s revenue in first three months of fiscal years 2006 and 2005, respectively, was generated outside the United States. In the first three months of fiscal year 2006, approximately 51.4% of the Company’s revenue was generated in its Europe/Australia segment and 2.6% in the non-U.S. locations of its Americas segment. In the first three months of fiscal year 2005, approximately 49.3% of the Company’s revenue was generated in its Europe/Australia segment and 2.5% in the non-U.S. locations of its Americas segment.

Capital Expenditures and Depreciation and Amortization

	Three months ended June 30,
	2005	2004
Capital Expenditures
Americas	$1,495	$2,136
Europe/Australia	2,059	3,707

Subtotal	3,554	5,843
Other (1)	2	664

Total Capital Expenditures	$3,556	$6,507

Depreciation and Amortization
Americas	$5,763	$6,591
Europe/Australia	2,447	2,565

Subtotal	8,210	9,156
Other (2)	351	504

Total Depreciation and Amortization	$8,561	$9,660

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	June 30, 2005	March 31, 2005
Assets
Americas	$259,586	$275,389
Europe/Australia	365,232	382,797

Subtotal	624,818	658,186
Other (1)	98,483	110,840

Total Assets	$723,301	$769,026

Long-lived Assets (2)
Americas	$111,240	$114,482
Europe/Australia	129,366	138,510

Subtotal	240,606	252,992
Other (1)	61,385	72,248

Total Long-lived Assets	$301,991	$325,240

(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Three Months Ended June 30,
	2005	2004
Americas	(4.3)%	(11.1)%
Europe/Australia	3.9	6.9

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Three Months Ended June 30,
	2005	2004
Gross profit margin
Americas	37.4%	43.7%
Europe/Australia	30.7	33.3

Operating earnings (loss) margin
Americas	(0.4)%	6.6%
Europe/Australia	(1.5)	3.2

Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004

Revenue

In the first three months of fiscal year 2006, our revenue decreased by $0.7 million or 0.2% from the first three months of fiscal year 2005, with the Americas segment decreasing $6.5 million or 4.3% and Europe/Australia up $5.8 million or 3.9%. While revenues remained relatively stable overall, service revenues continued to decline due to continued decline of MIF and average monthly per machine copy volumes. This decrease was offset by increases in our retail equipment and related sales due to increasing sales coverage and productivity. Our revenue for the first three months of fiscal year 2006 was positively impacted by $7.3 million of foreign currency movement, of which $6.8 million was attributable to Europe/Australia and $0.5 million was attributable to non-U.S. locations of our Americas segment. During the first three months of fiscal year 2006, 48.6% of our total revenue was generated by our Americas segment and 51.4% by our Europe/Australia segment, compared to 50.7% and 49.3%, respectively, during the first three months of fiscal year 2005.

Retail equipment and related sales for the first three months of fiscal year 2006 increased by $19.7 million or 20.4% to $116.4 million compared to the first three months of fiscal year 2005, with the Americas up $10.0 million or 18.9%. This increase in the Americas segment is the result of increasing sales coverage in certain of our Americas sales channels, better productivity and improved retention, although we have had difficulty hiring and retaining qualified sales personnel in some areas. This and the advent of other competitive equipment from printer manufacturers may hinder our progress in continuing to grow retail equipment and related sales revenue in the Americas segment.

Retail equipment and related sales revenue in the Europe/Australia segment was up $9.7 million or 22.2%. This increase in the Europe/Australia segment is partially attributed to positive foreign currency movement of $2.4 million or 5.6% during the period. In addition, in certain areas this year over year increase is a result of increased sales coverage in our Europe/Australia markets. While sales coverage, productivity and retention have improved, we have continued to experience difficulties in hiring and retaining qualified sales personnel. This and the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing retail equipment and related sales revenue in the Europe/Australia segment.

Retail service revenue declined by $18.1 million or 11.8% to $135.1 million due largely to the lower MIF and lower usage volume. The Americas segment was down $14.5 million or 16.9%. This decrease in the Americas segment is a direct result of the continued decline in our MIF and a decline in our average monthly per machine copy volumes. During fiscal years 2005 and 2004, we strategically reduced the number of service personnel in the field which caused some declines in our MIF and the revenue therefrom. We have numerous initiatives underway, including our Tech-Source multi-vendor services strategy, to stem the decline in our retail service revenue. However, if these initiatives are not successful, or we are not able to meet the demands of our service contracts and our MIF and usage continue to decline, our service revenues may continue to decline.

Retail service revenue in the Europe/Australia segment was down $3.6 million or 5.4%. $6.3 million of this decline was primarily due to ongoing service declines in the UK, Germany and France as a result of reduced MIF and a de-emphasis on rental investments. This decrease was partially offset by a positive foreign currency movement of $2.7 million or 4.0%.

Retail supplies and rental revenue declined by $2.3 million or 8.6% to $24.8 million. This decline was primarily due to the transition in our industry from analog to digital products and the resulting lower retail placements, reduced MIF, increased competition as a result of technology convergence, such as the advent of MFPs, an increase in the migration of copy volume from copiers to network printers.

Retail supplies and rental revenue in the Americas segment was down $2.0 million or 14.4% in the first three months of fiscal year 2006. Supplies decreased in the Americas segment primarily due to the decline in our Kodak analog base. The Kodak base uses a proprietary supply product and that page volume is rapidly moving to digital, a natural but negative consequence of the analog to digital transition. Rental revenue decreased due to strategic initiatives to de-emphasize investment in rental equipment as leases expire, and our lack of investment in new rental placements is likely to continue downward pressure in these revenue streams. This initiative reduces cash outlays for such equipment.

Retail supplies and rental revenue in the Europe/Australia segment was down $0.4 million or 2.8%. This decrease in total retail supplies and rental revenue for the Europe/Australia segment was primarily due to our strategic initiatives to de-emphasize investment in rental equipment as mentioned above. This decrease was partially offset by a positive foreign currency movement of $0.6 million or 4.3%.

Wholesale revenue remained relatively stable at $24.0 million. During fiscal year 2005, we changed the IT platform of our wholesale business in Europe to Oracle and moved the physical location of the administration center. While these changes that, in the long term, will provide a much improved infrastructure for our wholesale business, in the short term they have negatively impacted our ability to accept, process and deliver customer orders.

Gross Profit

Our total gross profit margin decreased to 33.9% in the first three months of fiscal year 2006 from 38.6% in the year-ago period. The decrease in our gross profit margin is primarily due to a faster decline in our retail service revenue than our planned headcount reductions as part of our restructuring plans as well as higher costs related to our strategic initiatives. The gross profit margin for the Americas segment decreased to 37.4% from 43.7% and the Europe/Australia segment decreased to 30.7% from 33.3% in the year-ago period. Margins could continue to be impacted if we are not successful in slowing or reversing the declines in our retail service revenues.

The retail equipment and related sales margin decreased to 32.3% from 36.1% in the year-ago period when we had certain one time occurrences which enhanced margins. Margins decreased in the Europe/Australia segment due to price competition in the high-end color hardware equipment sector. Margins decreased in the Americas due to increased price competition and our efforts to increase MIF which will result in higher service revenue in future periods.

Retail service margins decreased to 37.0% from 42.8% in the year-ago period primarily due to revenues declining at a faster rate than our planned field service reductions in the Americas and higher costs related to our strategic initiatives. Margins declined in Europe/Australia due to increased service contracts on color machines which carry a higher supply cost to us than other contracts.

Retail supplies and rental margins decreased slightly to 39.9% from 40.4%. Margins decreased primarily related to the decrease in supplies margins in the Americas segment due to the decline in our Kodak analog base which generally has higher margins.

Wholesale margins decreased to 18.3% from 19.4% in the year-ago period due to a shift toward lower margin business in an effort to win back customer loyalty resulting from poor execution on deliveries to customers due to back office constraints. Our conversion to our Oracle system will help to alleviate these constraints, even though we experienced some difficulties due to the implementation of the system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased by $1.8 million or 1.6% from the year-ago period to $105.7 million. These decreases were partially realized by ongoing cost reduction efforts and the progress in the implementation of our worldwide cost reduction program. The cost reduction program allowed us to reduce our compensation expense by approximately $2.3 million. In addition, SG&A expenses for the three months ended June 30, 2005 includes a charge of $2.9 million relating to the correction of an error in the accounting for a long-lived asset at March 31, 2005. As a percentage of total revenue, SG&A expenses decreased to 35.2% from 35.7% in the first three months of fiscal year 2005.

Restructuring Charges (Credits)

In fiscal year 2005, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, in the first three months of fiscal year 2006, we recorded a $6.6 million restructuring charge comprised primarily of severance charges. This charge was offset by decreases in our fiscal year 2004 restructuring plan of $0.5 million, due to a lower estimate for facility charges in our Americas segment due to lease buy-outs of certain facilities.

Other (Income) Expense

Other expense increased $0.2 million year over year due to increased amortization on intangibles relating to our acquisition of ImageOne in fiscal year 2005.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $10.0 million in first three months of fiscal year 2006 compared to earnings of $8.7 million in the first three months of fiscal year 2005. This operating loss was attributable to our lower gross margins and restructuring charges discussed above.

Interest Expense and Interest Income

Interest expense increased from the year ago period by $0.5 million to $8.0 million. Interest income remained stable at $0.2 million.

Income Taxes

We recorded income tax expense of $1.3 million in the first three months of fiscal year 2006 compared to tax expense of $0.2 million in the prior year period. The increase in tax expense for the current period is primarily due to income subject to tax in a limited number of jurisdictions, combined with losses in most jurisdictions for which no tax benefit can be recognized. The effective tax rate for the first three months of fiscal ear 2006 was a provision of 7.0% compared to a provision of 13.0% in the prior year period.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $19.1 million in the first three months of fiscal year 2006 compared to net earnings of $1.2 million in the first three months of fiscal year 2005. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $0.38 per ADS in the first three months of fiscal year 2006 compared to a net loss from continuing operations of $0.06 per ADS in the first three months of fiscal year 2005.

Exchange Rates

We operate in over 20 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 53.9% and 51.8% of our revenue in the first three months of fiscal years 2006 and 2005, respectively, was generated outside the United States. In the first quarter of fiscal year 2006, approximately 51.4% of our revenue was generated in our Europe/Australia segment and 2.5% in the non-U.S. locations of our Americas segment. In the first quarter of fiscal year 2005, approximately 49.3% of our revenue was generated in our Europe/Australia segment and 2.5% in the non-U.S. locations of our Americas segment.

In comparing the average exchange rates between the first three months of fiscal year 2006 and the year-ago period, the euro currency and the British Sterling pound weakened against the dollar by approximately 4.6% and 2.8% respectively. The change in exchange rates positively impacted revenue by approximately $7.3 million, lowered gross profit by $2.4 million and increased SG&A by $2.1 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our inter-company loans at June 30, 2005, a change of 1.0% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of approximately $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-U.S. subsidiaries, including our European, South American and Central American subsidiaries, from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first three months of fiscal years 2006 and 2005 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Three months ended June 30,
	2005	2004
Net cash provided by (used in) operating activities	$(14,893)	$(21,332)
Net cash provided by (used in) investing activities	8,500	(6,341)
Net cash provided by (used in) financing activities	(55)	2,040
Effect of discontinued operations	1,519	2,547
Effect of exchange rates	(3,093)	(1,231)

Net increase/(decrease) in cash	(8,022)	(24,317)
Cash and cash equivalents, beginning of period	97,764	110,241

Cash and cash equivalents, end of period	$89,742	$85,924

Cash flows

Our generation and use of cash is cyclical within a quarter. We generate a significant portion of our cash toward the end of each quarter where we typically conclude a large percentage of our retail equipment transactions while our use of cash is more evenly spread over the quarter with a much greater use of cash toward the beginning of the quarter, when we typically pay vendors for products sold toward the end of the quarter. In the first and third quarter of every fiscal year, we make combined interest payments of $12.9 million for the 10.0% subordinated notes and the 11.0% senior notes.

Generally cash provided by operations and cash on the balance sheet continue to be our primary sources of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities was $13.6 million and $21.3 million in the first three months of fiscal years 2006 and 2005, respectively. This decrease in cash usage during the first quarter of fiscal year 2006 from the comparative prior year quarter is a result of higher accounts receivable collections due to the outsourcing of this function in the Americas segment to an outside collection agency which has resulted in a decrease in our days sales outstanding year over year and lower gross margins offset by increases in inventory and current quarter pay down of accrued expenses..

Because of the continuing cash flows used in operations, interest payments on our debt and cash requirements for restructuring payments, liquidity was negatively impacted during the first three months of fiscal year 2006. We expect to make tax payments of between $13.0 million and $20.0 million during fiscal year 2006.

Our net cash flow provided by investing activities was $8.4 million for first three months of fiscal year 2006 compared to net cash used in investing activities of $6.4 million for the first three months of fiscal year 2005. Cash provided by investing activities during the first three months of fiscal year 2006 resulted from cash generated by the sale of our Canadian subsidiary during the quarter.

Our net cash flow used in financing activities was $0.1 million compared to net cash provided by financing activities of $2.0 million for the year-ago period. During the first three months of fiscal year 2006, we generated cash from financing activities due to increases in advances under our lines of credit in Europe/Australia.

In addition, we have restricted cash of $11.0 million due to the cash collateralization of our lines of credit with Fleet and ABN Amro. Our cash is also located in each of the countries we do business in, some of which is more difficult to access due to country restrictions.

We believe cash and cash equivalents on hand, together with availability of our credit facilities, is sufficient to fund our cash requirements for the next twelve months.

Restructuring Charges (credits)

Fiscal Year 2005 Plan: In fiscal year 2005, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, we recorded a $6.6 million restructuring charge in the first three months of fiscal year 2006. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”). Cash outlays for the employee severance and facilities during the first three months of fiscal year 2006 were $3.0 million under the 2005 Plan restructuring program. The other non-cash changes of $0.8 million represent foreign currency adjustments. The remaining liability of the 2005 Plan restructuring charge of $13.1 million and $0.1 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:
	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Severance	$12,828	$10,039	$6,637	$(3,007)	$(607)	$13,062
Future lease obligations on facility closures	934	367	1	(12)	(159)	197

Total	$13,762	$10,406	$6,638	$(3,019)	$(766)	$13,259

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Americas	$3,542	$2,719	$821	$(1,685)	$—	$1,855
Europe/Australia	9,286	7,320	5,816	(1,322)	(607)	11,207

Total	$12,828	$10,039	$6,637	$(3,007)	$(607)	$13,062

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Americas	$615	$—	$—	$—	$—	$—
Europe/Australia	319	367	1	(12)	(159)	197

Total	$934	$367	$1	$(12)	$(159)	$197

Fiscal Year 2004 Plan: In fiscal year 2004, we formulated plans to significantly reduce the selling, general and administrative costs by consolidating the back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of these plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. These charges were accounted for under the provisions of SFAS 112 and SFAS 146. We reversed $3.6 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its Americas and Europe/Australia segments, and a change in restructuring plans in Europe/Australia due to improved performance in certain markets partially offset by a higher estimate of facility charges in the Americas due to our inability to sublease the facilities. Cash outlays for the employee severance during the first three months of fiscal year 2006 were $1.4 million. Cash outlays for facilities for the period were $2.4 million. We reversed $0.5 million of fiscal year 2004 Plan facility charges during fiscal year 2006, as a result of a lower estimate of facility charges in the Americas due to lease buy-outs of certain facilities. If the remaining leases are not terminated, payments will continue through their respective terms. The remaining non-cash charge of $0.4 million represents foreign currency adjustments. The remaining liability of the 2004 Plan restructuring charge of $8.2 million and $2.8 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:
	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Severance	$21,418	$3,177	$(117)	$(1,391)	$(137)	$1,532
Future lease obligations on facility closures	25,634	12,606	(434)	(2,433)	(218)	9,521

Total	$47,052	$15,783	$(551)	$(3,824)	$(355)	$11,053

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Americas	$7,957	$373	$—	$(129)	$—	$244
Europe/Australia	13,773	2,804	(117)	(1,262)	(137)	1,288
Other (1)	48	—	—	—	—	—

Total	$21,418	$3,177	$(117)	$(1,391)	$(137)	$1,532

(1) Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to June 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2005
Americas	$15,621	$6,600	$(535)	$(1,182)	$	$4,883
Europe/Australia	5,568	4,437	101	(382)	(218)	3,938
Other (1)	4,445	1,569	—	(869)	—	700

Total	$25,634	$12,606	$(434)	$(2,433)	$(218)	$9,521

(1)	Includes corporate charges

Long-Term Debt

The following table sets forth our future payments for our long-term debt:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	3.859	1,782	2,077
Other long-term obligations	1,600	1,173	427
Less unamortized discount	(3,227)	—	(3,227)

Total	$241,752	$2,955	$238,797

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

If, for any fiscal year commencing with the fiscal year ending March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50.0% of such excess cash flow to purchase their senior notes at 101.0% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. As of June 30, 2005 there has not been excess cash flow.

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The balance of these costs as of June 30, 2005 was $5.4 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of June 30, 2005 was $3.2 million.

We have a credit facility which expires on January 4, 2008, with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires us to keep $5.0 million of cash in an operating account. As of June 30, 2005, the borrowing base for the credit facility was $44.4 million and we had no borrowings under the Fleet Credit Facility.

We incurred $1.6 million in debt issuance costs relating to the origination and amendment of the Fleet Credit Facility and are amortizing these costs over the remaining term of the credit facility. The balance of these costs as of June 30, 2005 was $0.5 million.

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $14.3 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of our Netherlands subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements as defined by the lender. The borrowing base totaled approximately Euro 9.5 million (U.S. $11.5 million) as of June 30, 2005 and we had no borrowings under the facility. Based on calculations as of June 30, 2005, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.0 million). The letter of credit facility bears a commission of 1.0%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of June 30, 2005, was 2.75%.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at June 30, 2005.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$175,000	$—
Long-term debt – 10.0% Notes	64,520	—	64,520	—	—
Capital lease obligations	3,859	1,782	2,077	—	—
Other long-term obligations	1,600	1,173	197	36	194
Restructuring payment obligations (1)	24,312	21,340	2,972	—	—
Operating lease obligations	95,516	18,534	42,171	34,149	662
Purchase obligations	71,303	70,851	431	21	—
Estimated pension obligations	27,394	1,963	3,267	2,500	19,664

Total contractual obligations	$463,504	$115,643	$115,635	$211,706	$20,520

(1)	Includes amounts as part of restructuring plans committed to by management.

The above table does not include interest payments of $3.2 million paid every six months on April 1 and October 1 on our 10.0% subordinated notes due April 1, 2008 or interest payments of $9.6 million paid every six months on June 15 and December 15 on our 11.0% senior notes due June 15, 2010.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares, or the participating shares, for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. In accordance with the terms of their issue, dividends were payable in the form of additional participating shares in the period through to December 2004. The terms of the issue of the senior notes due 2010 forbid the payment of cash dividends. Accordingly, dividends, which are cumulative, were paid in the form of additional participating shares through December 2004. At that time, we were obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which includes our new credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The holders of the participating shares are, in general, entitled to appoint two directors to the board. In the event that the Company does not pay dividends in cash for six successive quarters following December 2004, they are entitled to appoint a further two directors until the time the Company has paid cash dividends on the participating shares for four successive quarters.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of July 18, 2005, the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 28.33% of the total voting power of our capital stock which includes an additional 91,078 participating shares in respect of payment-in-kind dividends.

If, by December 17, 2010, we have not converted or otherwise redeemed the participating shares, we are required, subject to compliance with applicable laws and the instruments governing our indebtedness, and except as set out immediately following to redeem all of the then outstanding participating shares. If we fail to do this, we must then redeem the maximum number of such shares that can then lawfully be redeemed, assuming that the liquidation value per participating share is at that time greater that the market value of the ordinary shares into which the participating shares are convertible. The amount to be paid on the redemption of each participating share in cash is the greater of (a) the then liquidation value or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. If the price set out in (b) above is applicable, we are permitted to convert the participating shares into the number of ordinary shares into which they are convertible instead of making the cash payment.

English Company law (to which we are subject, as an English corporation) requires that the participating shares may be redeemed only out of our accumulated, realized profits (as described below, and generally described under English law as “distributable profits”) or, subject to some restrictions, the proceeds of a new issuance of shares for the purposes of financing the redemption.

We currently estimate that, as of December 17, 2010, the liquidation value of the then outstanding participating shares will be approximately $419.8 million. To the extent that we are legally permitted to do so, and except where a majority of our board of directors decided bona fide that to do so would be materially prejudicial to the business of the subsidiary undertaking, we are required to use our best efforts to ensure that our subsidiary undertakings distribute to us a sufficient amount of their profits, if any, to enable us to redeem the convertible participating shares. If we have insufficient distributable profits on December 17, 2010 to redeem the participating shares in full, we will be required to use our best efforts to complete a fresh issue of shares and use the proceeds of that fresh issue to finance the redemption. As of the date of this document, we have no distributable profits. However, in determining whether we are able to issue new shares, we may take into account then prevailing market conditions and other factors deemed reasonable by a majority of our board of directors, and we will not be required to issue new shares to the extent prohibited by our then existing indebtedness, whether under our principal bank credit facilities or pursuant to debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public offering or in a bona fide private offering.

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

We are likely either to pursue alternative financing arrangements or modifications in relation to the relevant requirements in relation both to the redemption of the participating shares and to the maturity of the $175.0 million of senior notes due in June 2010 in order to manage our liquidity and capital requirements beyond those dates.

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the three months ended June 30, 2005 and 2004, we were not required to make any penalty payments to GECC.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them. We expect to pay between $13.0 million and $20.0 million to certain European tax authorities within fiscal year 2006 principally as a result of audits nearing settlement, as well as recurring operations. In addition, we could be required to pay amounts, which could be material, during the next 12 months, as a result of other tax audits and settlements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires public entities to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in the statement of operations. Pro forma disclosure is no longer allowable under the new standard. The cost will be recognized over the period during which an employee is required to provide service in exchange for the reward, the requisite service period, usually the vesting period. We are required to adopt SFAS 123R as of the beginning of fiscal year 2007. Management has not yet assessed the impact the adoption of SFAS 123R will have on our consolidated financial statements.

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

In May 2005, the Emerging Issues Task Force issued EITF 05-5, “Accounting for the Altersteilzeit Early Retirement Programs and Similar Type Arrangements” (“EITF 05-5”), which provides guidance on the accounting for the bonus feature in German Altersteilzeit (“ATZ”) early retirement programs, and other early retirement programs with similar features. The issue addresses accounting for the salary component of the ATZ arrangement; any available government subsidy; and the effect the ATZ arrangement has on the service credit for existing retirement plans. The effective date of EITF 05-5 is accounting periods beginning after December 15, 2005. The Company does not anticipate the adoption of EITF 05-5 to have a material impact on its consolidated financial statements.

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

We have outstanding $175.0 million aggregate principal amount of senior notes that have a fixed annual interest rate of 11.0% and interest payments of $9.6 million for the senior notes will be paid every six months on June 15 and December 15. The senior notes mature on June 15, 2010.

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

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $14.3 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of our Netherlands subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements (as defined) by the lender. The borrowing base totaled approximately Euro 9.5 million (U.S. $11.5 million) as of March 31, 2005 and we had no borrowings under the facility. Based on calculations as of June 30, 2005, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.0 million). The letter of credit facility bears a commission of 1.0%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of June 30, 2005, was 2.75%.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from foreign locations (primarily Europe, Canada, South America, Central America and Australia) represented approximately 54.0% of our consolidated revenue during the first three months of fiscal year 2006. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At June 30, 2005, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three month periods ended June 30, 2005 and 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first three months of fiscal year 2006 were negatively impacted by a $7.3 million foreign currency movement, primarily due to the weakening of the euro and the British pound sterling versus the U.S. dollar.

Changes in foreign exchange rates that have the largest impact on translating our international operating profits relate to the euro and the British pound versus the U.S. dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $1.3 million in the first three months of fiscal 2006, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a- 15(e) and 15d-15(e). Based upon this evaluation as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weaknesses in our internal control over financial reporting identified during the fiscal 2005 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate the material weaknesses that were identified at March 31, 2005, additional action is still required. To address the control weaknesses, the Company performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly presents, in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2005 (this section of Item 4. Controls and Procedures, should be read in conjunction with Item 9A. Controls and Procedures, included in the Company’s Form 10-K for the fiscal year ended March 31, 2005, for additional information on Management’s Report on Internal Controls Over Financial Reporting):

Information Technology General Controls (ITGCs) ITGCs are policies and procedures that relate to many applications and support the effective functioning of application controls by helping to ensure the continued proper operation of information systems. ITGCs include four basic information technology (IT) areas relevant to internal control over financial reporting: program development, program changes, computer operations, and access to programs and data. As of March 31, 2005, a material weakness existed relating to our information technology general controls, including ineffective controls relating to:

• Program development and program changes including (1) authorization of changes, (2) appropriate testing and approval of the changes prior to the changes being moved into production, and (3) restricting the ability to migrate changes to production; and

• Access to programs and data including (1) user administration, (2) application and system configurations, and (3) periodic user access validation

Revenue and Billing Processes As of March 31, 2005, the following four material weaknesses existed related to ineffective controls over our revenue and billing processes:

• Billing of service revenue: Ineffective controls to (a) accurately record the number of copies made by customers in order to calculate service revenue, (b) accurately enter contract information into our billing systems in order to determine correct amounts for service billings, and (c) timely identify and correct billing errors;

• Determination of the reserves for bad debts and inaccurate billings: Ineffective controls over (a) the accuracy of the information used in determining the allowance for bad debts and the allowance for billing disputes and inaccuracies, and (b) the review of the bad debt and billing disputes and inaccuracies allowances computations and their underlying assumptions;

• Recording of sales of hardware under lease: Ineffective controls over the evaluation and review of these transactions for the appropriate application of U.S. generally accepted accounting principles; and

• Service accrual and deferred revenue: Ineffective controls over (a) the accuracy of the information used in determining the service accrual and related deferred revenue account, and (b) the review of the service accrual and underlying assumptions.

As a result of these material weaknesses, management recorded material adjustments to the revenue, accounts receivable and deferred revenue accounts during the fiscal year ended March 31, 2005.

Financial Statement Close Process As of March 31, 2005, the following three material weaknesses existed related to our financial statement close process. We did not maintain effective controls to ensure:

• Timely and accurate completion of all account reconciliations, review of reconciliations and monitoring of accounts (including clearing and suspense accounts);

• Compliance with accounting guidance disseminated and communicated to subsidiaries domiciled outside the United States; and

• The accuracy of the preparation and adequate review of the consolidation of accounts and journal entries.

These material weaknesses related to the financial statement close process affect all of our significant accounts and could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

The material weaknesses described above in our financial statement close process were compounded by: (a) our lack of segregation of duties related to the design of controls to properly segregate incompatible functions and the lack of operating effectiveness of system controls designed to segregate duties by preventing access to incompatible system functions, and (b) our lack of sufficient qualified personnel.

Custody and Tracking of Inventory and Rental Assets As of March 31, 2005, the following two material weaknesses existed related to our custody and tracking of physical inventories and rental assets:

• Ineffective controls over the timely completion and review of inventory reconciliations; and

• Ineffective controls over the conduct of physical observations of inventory and rental assets.

Errors resulting from these material weaknesses resulted in adjustments recorded in the consolidated financial statements for year ended March 31, 2005 to correct identified errors in the following accounts — inventories, equipment on operating leases, rental costs of sale and operating expenses.

Income Taxes As of March 31, 2005, a material weakness existed related to our accounting for income taxes, including ineffective controls over the determination and recording of income tax reserves, taxes payable, sales and use tax and property taxes during interim periods of fiscal 2005.

We identified these deficiencies in our internal control over financial reporting during the fiscal 2005 implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and; accordingly, these control deficiencies are in the process of being remediated. The findings discussed above were characterized as material weaknesses in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company’s interim or annual financial statements could occur. To address the control weaknesses, the Company performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly presents, in all material respects our financial condition, results of operations and cash flows for the periods presented.

Planned Remediation Efforts to Address Material Weaknesses

We have initiated substantial efforts to remediate the identified deficiencies and to establish adequate disclosure controls and internal controls over financial reporting as soon as reasonably practicable. We have significantly increased the number of resources dedicated to our remediation efforts and have established a Worldwide Compliance Department to focus exclusively on process transformation and remediation. Dedicated project teams and specific project plans for each process area have been created as part of this effort to address the control deficiencies in their respective areas and to work cross-functionally to address broad remediation items. This effort provides for continuous updates as new processes and systems, improvements to internal controls over financial reporting, or changes to the existing processes and systems are implemented to remediate the identified deficiencies. We are firmly committed to ensuring that improving the internal controls of all of our business processes, including those impacting financial reporting, and establishing and maintaining an effective overall control environment at our company remains a top priority. In that regard, we have also established a steering committee that has been tasked with monitoring and driving the progress of the remediation effort and its project teams. This committee meets on a regular basis to receive reports and provide feedback and instruction for further progress. We also provide regular reports to the Audit Committee on the progress of our remediation efforts and ongoing compliance with Rule 404 of the Sarbanes-Oxley Act of 2002. We will provide appropriate updates regarding our general progress with the remediation efforts in future filings.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Danka have been detected.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services regarding local statutory audits and assist in certain tax issues during the three months ended June 30, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.56	The Separation Agreement regarding F. Mark Wolfinger

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: August 8, 2005	/s/ James F. Anderson
James F. Anderson
Senior Vice-President and Interim Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.56	The Separation Agreement regarding F. Mark Wolfinger

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.