Form 10-Q
period 2005-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2005-11-07
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Applicable only to corporate issues:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 14, 2005: The registrant had 256,452,912 ordinary shares outstanding with par value of 1.25 pence, including 52,245,583 represented by American Depositary Shares “ADS”. Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts.

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

In connection with the implementation of our strategies, we have launched, and expect to continue to launch, several operational and strategic initiatives. However, the success of any of these initiatives may not be achieved if:

•	we do not maintain adequate levels of liquidity to finance such initiatives;

•	they are not accepted by our customers;

•	they do not result in revenue growth, generate cash flow, reduce operating costs or reduce our working capital investments; or

•	we are unable to provide the hardware, software, solutions or services necessary to successfully implement these initiatives.

Failure to implement one or more of our strategies and related initiatives could materially and adversely affect our business, financial condition or results of operations.

Operating Earnings—We generated an operating loss for the first six months of fiscal year 2006 due to decreased gross margins and increased restructuring charges. If we are not able to improve our gross margins or reduce our operating costs, these operating losses may continue in the future. The operating losses for the first six months of fiscal year 2006 included $7.7 million in restructuring charges. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

Restructuring of Operations—We have implemented plans to reduce costs in order to become more competitive within our industry. These cost reduction plans involve, among other things, the outlay of cash for significant headcount reductions, the exit of certain non-strategic facility locations, the consolidation of many back-office functions into more centralized locations and the outsourcing of resource management functions and business process changes. If we fail to successfully implement our cost restructuring plans, including the timely buyout or sublease of vacant facilities, and fail to achieve our other long-term cost reduction goals, we may not reduce costs quickly enough to become more competitive within our industry or obtain necessary return on our cash investments. Additionally, we may lose valuable institutional knowledge, bear the risk of additional costs and expenses and incur a breakdown in our business and operational functions, including certain critical back-office operations, any of which could result in negative consequences to our customer service, our current internal control environment and operating results.

Indebtedness—At September 30, 2005, we had consolidated long-term indebtedness, including current maturities of long-term debt and notes payable, of $240.5 million which included $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11.0% senior notes due June 15, 2010, less unamortized discount of $3.1 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15.

The amount of our indebtedness could have important consequences to us, including the following:

•	use of a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow and liquidity to fund working capital, capital expenditures, strategic initiatives, restructuring and other business activities, including keeping pace with the technological, competitive and other changes currently affecting our industry;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability in making strategic acquisitions or exploiting business opportunities; and

•	limit our operational flexibility, including our ability to borrow additional funds, access our vendor credit lines, or dispose of assets

Debt and Credit Facilities—The indenture governing our senior notes, our $50 million senior secured revolving credit facility with Fleet Capital Corporation (or “Fleet Credit Facility”) and our euro 11.8 million letter of credit facility with ABN AMRO contain representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; (2) create liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; and (8) engage in mergers or consolidations. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the indenture governing the senior notes may require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

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

Additionally, the competitive environment hinders employee retention, especially in the sales and service areas, which leads to higher turnover of employees, increased compensation expense and lower employee productivity.

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, NexPress, Kodak, Hewlett-Packard and Konica-Minolta. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies, vendor rebates and significant levels of vendor financing for our purchases of products from them. Any inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the discontinuation of vendor rebate programs or adequate levels of vendor financing may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices. We also rely on non-equipment vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

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

Information Systems—Our Europe/Australia operations run on numerous, disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems are labor intensive and expensive. We have determined that we need to upgrade our information systems and have standardized our network infrastructure and email system across Europe/Australia. Oracle has been implemented in Italy and the Netherlands, and other countries are planned to be upgraded from the existing legacy systems to the latest Oracle releases where possible. The failure to solve our management information system issues in our Europe/Australia operations or any disruption in our business processes when we upgrade any of our IT systems worldwide could materially and adversely affect our operations, internal controls, financial position or results of operations.

Disaster Recovery—Our systems in the United States are designed for security and reliability. We regularly back up our information systems and subject them to a virus scan. These efforts are intended to buttress the integrity and security of our information systems and the data stored in them, and to minimize the potential for loss in the event of a disaster, including but not limited to natural disasters or terrorist attacks. During fiscal year 2005, we entered into a hosting agreement with IBM for the management of our U.S. information systems infrastructure. This arrangement has relocated our data center out of Florida to a secure location in Atlanta, Georgia, which we believe has provided an additional disaster recovery capability. Our facilities have reserve power generating systems to prevent the loss of power and minimize downtime in the event of shortages; however, should a natural disaster impact our critical United States facilities we may suffer disruption of certain critical support functions.

Due to the delayed investment in our information systems in our Europe/Australia operations, we have not adequately invested in disaster recovery systems in all of our operations. In the event that one or more of our business systems in those operations were to fail, we would be at risk of not being able to process or record transactions or losing valuable business knowledge in the locations where the failure occurred. We are developing a comprehensive disaster recovery plan but until it is implemented, a disaster could materially and adversely affect our business, financial condition, results of operations or competitive position.

Business Processes and Policies—Our past rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on, and investment in, our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where we do not have adequate processes in place or our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and inconsistent lease classification. We believe that some of these issues that relate to the United States have been addressed with the implementation of new manual internal control procedures and the implementation of our Oracle ERP system, which is configured with better system based internal controls. However, we have not adequately reduced the number of manual processes necessary to run our business and, as a result, have not fully leveraged the new Oracle ERP system. Until we do so, there is no assurance that all of these issues will be completely rectified. See our discussion in Item 4-Controls and Procedures regarding material weaknesses in our Information Technology General Controls, as well as other business processes and policies.

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 51.1% and 52.0% of our revenue outside the United States during the second quarter and first six months of fiscal year 2006, respectively. We market office imaging equipment, document solutions and related services and supplies directly to customers in over 15 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

•	difficulties and costs of staffing, social responsibility and managing international operations;

•	currency restrictions and exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax and tariff consequences;

•	the burden of complying with multiple and potentially conflicting laws;

•	the impact of business cycles, including potentially longer payment cycles, in any particular region;

•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;

•	greater difficulty in collecting accounts receivables in and moving cash out of certain countries;

•	the need for a significant amount of available cash to fund operations in a number of geographic and economically diverse locations; and

•	political, social and economic instability in any particular region.

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Based on these evaluations, we sold operations in Canada, Central and South America during the first six months of fiscal year 2006, and sold operations in Portugal and Russia during fiscal year 2005. Should we decide to downsize or exit any of our other businesses, we could incur costs relating to severance, closure of facilities and write-off of goodwill, and we may also be required to recognize cumulative translation losses and minimum pension liabilities that would reduce our earnings.

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

The majority of our revenues outside the United States are denominated in either the euro or the British pound sterling. During the first six months of fiscal year 2006, the euro weakened 7.0% against the United States dollar and the British pound sterling weakened 6.3% against the United States dollar resulting in lower revenues.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our intercompany loans at September 30, 2005, an increase of 1% in the exchange rate for the euro and British pound sterling versus the United States dollar would cause a foreign exchange loss of less than $0.1 million, while a decrease of 1% in the exchange rate of the euro and the British pound sterling versus the U.S. dollar would cause a foreign exchange gain of less than $0.1 million.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of errors or fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more individuals, by collusion of two or more individuals, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Further, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our efforts to remediate our material weaknesses include significant changes to our business processes (i.e.: simplified customer offerings, outsourcing of non-core processes, etc.). These changes in business processes may result in temporary or permanently decreased revenues, system downtime and higher costs during the period of change.

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

Dividends on Ordinary Shares—We have not paid any cash or other dividends on our ordinary shares since 1998 and we do not expect to do so for the foreseeable future. We are an English company and, under English law, we are allowed to pay dividends to shareholders only if, as determined by reference to our financial statements prepared in accordance with International Financial Reporting Standards;

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

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed, downloaded electronically or printed from our website: http://www.danka.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our recent press releases are also available to be viewed or downloaded electronically at http://www.danka.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three and Six Months ended September 30, 2005 and 2004

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended September 30		Six months ended September 30
	2005	2004	2005	2004
Revenue:
Retail equipment and related sales	$103,468	$109,847	$217,520	$204,860
Retail service	123,294	139,619	255,600	289,992
Retail supplies and rentals	20,488	22,345	42,736	46,541
Wholesale	19,485	20,764	43,457	44,665

Total revenue	266,735	292,575	559,313	586,058

Cost of sales:
Retail equipment and related sales costs	73,657	73,015	151,371	133,791
Retail service costs	77,173	82,789	160,710	168,986
Retail supplies and rental costs, including depreciation on rental assets	13,108	13,573	26,522	27,792
Wholesale costs	15,884	17,165	35,475	36,429

Total cost of sales	179,822	186,542	374,078	366,998

Gross profit	86,913	106,033	185,235	219,060
Operating expenses:
Selling, general and administrative expenses	89,955	100,984	192,867	205,541
Restructuring charges (credits)	1,597	(2,689)	7,684	(2,689)
Other expense (income)	321	1,811	(139)	1,648

Total operating expenses	91,873	100,106	200,412	204,500

Operating earnings (loss) from continuing operations	(4,960)	5,927	(15,177)	14,560
Interest expense	(8,074)	(7,575)	(15,974)	(15,032)
Interest income	151	123	140	290

Earnings (loss) from continuing operations before income taxes	(12,883)	(1,525)	(31,011)	(182)
Provision for income taxes	1,035	288	2,051	182

Earnings (loss) from continuing operations	(13,918)	(1,813)	(33,062)	(364)
Earnings (loss) from discontinued operations, net of tax	(651)	(27)	(1,306)	(1,055)
Loss on sale of discontinued operations, net of tax	(29,938)	—	(30,259)	—

Net earnings (loss)	$(44,507)	$(1,840)	$(64,627)	$(1,419)

Net earnings (loss) available to common shareholders
Net earnings (loss) from continuing operations	$(13,918)	$(1,813)	$(33,062)	$(364)
Dividends and accretion on participating shares	(5,349)	(5,037)	(10,675)	(9,997)

Net earnings (loss) from continuing operations available to common shareholders	$(19,267)	$(6,850)	$(43,737)	$(10,361)

Basic and diluted net earnings (loss) available to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.30)	$(0.11)	$(0.68)	$(0.16)
Net earnings (loss) from discontinued operations	(0.48)	(0.00)	(0.50)	(0.02)

Net earnings (loss)	$(0.78)	$(0.11)	$(1.18)	$(0.18)

Weighted average ADSs	63,654	62,858	63,605	62,807

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of September 30, 2005 and March 31, 2005

(In thousands except share data)

	September 30, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $14,500 and $14,956, respectively	$85,513	$91,925
Accounts receivable, net of allowance for doubtful accounts	187,879	211,415
Inventories	96,206	91,029
Assets held for sale – discontinued operations	—	43,177
Prepaid expenses, deferred income taxes and other current assets	13,332	14,690

Total current assets	382,930	452,236
Equipment on operating leases, net	15,104	19,157
Property and equipment, net	42,485	49,225
Goodwill	205,737	213,531
Other intangible assets, net of accumulated amortization	2,195	2,406
Deferred income taxes	1,550	8,946
Other assets	19,726	23,525

Total assets	$669,727	$769,026

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$1,983	$2,308
Accounts payable	171,032	167,292
Accrued expenses and other current liabilities	97,134	122,546
Taxes payable	34,295	36,249
Liabilities held for sale – discontinued operations	—	14,403
Deferred revenue	35,423	37,772

Total current liabilities	339,867	380,570
Long-term debt and notes payable, less current maturities	238,523	239,406
Deferred income taxes and other long-term liabilities	58,069	65,831

Total liabilities	636,459	685,807

6.5% senior convertible participating shares	310,583	299,906
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,327	5,277
Additional paid-in capital	329,671	329,152
Accumulated deficit	(571,262)	(495,960)
Accumulated other comprehensive loss	(41,051)	(55,156)

Total shareholders’ equity (deficit)	(277,315)	(216,687)

Total liabilities and shareholders’ equity (deficit)	$669,727	$769,026

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Six Months Ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	September 30, 2005	September 30, 2004
Operating activities:
Net earnings (loss)	$(64,627)	$(1,419)
(Earnings) loss from discontinued operations	31,565	1,055

Earnings (loss) from continuing operations	(33,062)	(364)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,187	17,324
Deferred income taxes	(113)	(46)
Amortization of debt issuance costs	1,035	1,230
(Gain) loss on sale of property & equipment and equipment on operating leases	780	(930)
Proceeds from sale of equipment on operating leases	269	2,668
Restructuring charges (credits)	7,684	(2,689)
Changes in net assets and liabilities:
Accounts receivable	24,936	861
Inventories	(5,176)	(13,097)
Prepaid expenses and other current assets	1,177	(2,894)
Other non-current assets	3,701	4,007
Accounts payable	3,741	23,137
Accrued expenses and other current liabilities	(36,783)	(21,793)
Deferred revenue	(2,347)	(2,521)
Other long-term liabilities	(284)	(1,338)

Net cash provided by (used in) continuing operations	(19,255)	3,555
Net cash provided by (used in) discontinued operations	(102)	372

Net cash provided by (used in) operating activities	(19,357)	3,927

Investing activities:
Capital expenditures	(6,161)	(8,406)
Proceeds from sale of discontinued operations, net of cash	16,924	—
Proceeds from the sale of property and equipment	143	174

Net cash provided by (used in) continuing investing activities	10,906	(8,232)
Net cash used in discontinued investing activities	(456)	(1,953)

Net cash provided by (used in) investing activities	10,450	(10,185)
Financing activities:
Borrowings under line of credit agreements	15,700	1,369
Payments under line of credit agreements	(15,748)	(525)
Payments under capital lease arrangements	(1,292)	(731)
Payment of debt issuance costs	—	(100)
Proceeds from stock options exercised	569	414

Net cash provided by (used in) continuing financing activities	(771)	427
Net cash used in discontinued financing activities	(99)	(283)

Net cash (used in) provided by financing activities	(870)	144

Effect of exchange rates	(2,826)	(54)

Net decrease in cash and cash equivalents	(12,603)	(6,168)
Cash and cash equivalents from continuing operations, beginning of period	91,925	106,854
Cash and cash equivalents from discontinued operations, beginning of period	6,191	5,936

Cash and cash equivalents from continuing operations, end of period	$85,513	$106,622

Supplemental disclosures - cash flow information:
Interest paid	$15,227	$14,102
Income taxes paid	1,087	193

The accompanying notes are an integral part of these consolidated condensed financial statements.

Danka Business Systems PLC

Consolidated Condensed Statements of Shareholders’ Equity (Deficit)

For the Six Months ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	Number of ordinary shares (4 ordinary shares equal 1 ADS)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated Other comprehensive (loss)/income	Total
Balances at March 31, 2004	250,812	$5,194	$328,070	$(342,586)	$(55,433)	$(64,755)

Net earnings (loss)	—	—	—	(1,419)	—	(1,419)
Currency translation adjustment net of taxes of nil	—	—	—	—	1,862	1,862

Comprehensive income (loss)						443
Dividends and accretion on participating shares	—	—	—	(9,997)	—	(9,997)
Proceeds from stock options exercised	679	13	401	—	—	414

Balances at September 30, 2004	251,491	$5,207	$328,471	$(354,002)	$(53,571)	$(73,895)

Balances at March 31, 2005	254,189	$5,277	$329,152	$(495,960)	$(55,156)	$(216,687)

Net earnings (loss)	—	—	—	(64,627)		(64,627)
Currency translation adjustment net of taxes of nil	—	—	—	—	14,105	14,105

Comprehensive income (loss)						(50,522)
Dividends and accretion on participating shares	—	—	—	(10,675)	—	(10,675)
Proceeds from stock options exercised	2,224	50	519	—	—	569

Balances at September 30, 2005	256,413	$5,327	$329,671	$(571,262)	$(41,051)	$(277,315)

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of and for the three and six months ended September 30, 2005 and 2004. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

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

The condensed financial statements contained herein as of and for the three and six months ended September 30, 2005 and September 30, 2004 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2005 will be delivered to the Registrar of Companies for England and Wales following the Company’s 2005 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Selling, general and administrative expenses include a charge of $2.9 million relating to the correction of an error in the accounting for long-lived assets at March 31, 2005. This adjustment was not material to the previously reported results for the year ended March 31, 2005. Selling, general and administrative expenses also include a credit of $4.0 million related to sale tax recovery in the United States.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2. Interim Period Stock Compensation Disclosures

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company continues to account for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost on these options is recognized in net earnings (loss). In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity.

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

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Net earnings (loss) from continuing operations, as reported	$(13,918)	$(1,813)	$(33,062)	$(364)
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(890)	(1,130)	(1,935)	(2,671)

Pro forma earnings (loss) from continuing operations	(14,808)	(2,943)	(34,997)	(3,035)
Dividends and accretion on participating shares	(5,349)	(5,037)	(10,675)	(9,997)

Pro forma earnings (loss) from continuing operations available to common shareholders	(20,157)	(7,980)	(45,672)	(13,032)
Earnings (loss) from discontinued operations	(30,589)	(27)	(31,565)	(1,055)

Pro forma net earnings (loss) available to common shareholders	$(50,746)	$(8,007)	$(77,237)	$(14,087)

Basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS
As reported	$(0.30)	$(0.11)	$(0.68)	$(0.16)
Pro forma	(0.32)	(0.13)	(0.72)	(0.21)
Basic and diluted net earnings (loss) available to common shareholders per ADS
As reported	$(0.78)	$(0.11)	$(1.18)	$(0.18)
Pro forma	(0.80)	(0.13)	(1.22)	(0.23)
Weighted average ADS	63,654	62,858	63,605	62,807

Note 3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R requires public entities to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in the statement of operations. Pro forma disclosure is no longer allowable under the new standard. The cost will be recognized over the period during which an employee is required to provide service in exchange for the reward, the requisite service period, usually the vesting period. Adoption of SFAS 123R by the Company is required as of the beginning of fiscal year 2007. As of September 30, 2005, the Company had not yet assessed the impact the adoption of SFAS 123R will have on its consolidated financial statements.

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

Note 4. Restructuring Charges (Credits)

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, the Company recorded a $7.4 million restructuring charge in the first six months of fiscal year 2006. During the three months ended September 30, 2005, the Company recorded $0.4 million and $0.4 million in severance and facility restructuring charges, respectively. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”). Cash outlays for the employee severance and facilities during the three and six month period were $1.9 million and $5.0 million, respectively under the 2005 Plan restructuring program. The other non-cash changes of $0.8 million represent foreign currency adjustments. The Company expects to incur approximately $1.0 million to $3.0 million in restructuring charges relating to the fiscal year 2005 plan over the next several quarters. The remaining liability of the 2005 Plan restructuring charge of $10.7 million and $1.4 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
Severance	$12,828	$10,007	$7,041	$(4,863)	$(591)	$11,594
Future lease obligations on facility closures	934	367	391	(92)	(159)	507

Total	$13,762	$10,374	$7,432	$(4,955)	$(750)	$12,101

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
United States	$3,542	$2,687	$1,189	$(2,503)	$—	$1,373
Europe/Australia	9,286	7,320	5,852	(2,360)	(591)	10,221

Total	$12,828	$10,007	$7,041	$(4,863)	$(591)	$11,594

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
United States	$615	$—	$293	$(70)	$—	$223
Europe/Australia	319	367	98	(22)	(159)	284

Total	$934	$367	$391	$(92)	$(159)	$507

Fiscal Year 2004 Plan: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating the back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States and Europe/Australia. As part of these plans, the Company recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. These charges were accounted for under the provisions of SFAS 112 and SFAS 146. The Company reversed $3.6 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its United States and Europe/Australia segments, and a change in restructuring plans in Europe/Australia due to improved performance in certain markets partially offset by a higher estimate of facility charges in the United States due to the Company’s inability to sublease the facilities. Cash outlays for facilities for the three and six months ending September 30, 2005 were $2.5 million and $5.0 million, respectively. The Company incurred $0.4 million of fiscal year 2004 Plan facility charges during fiscal year 2006, as a result of broker commissions paid in the United States due to the sub-lease of certain facilities. If remaining leases are not terminated, payments will continue through their respective terms. Cash outlays for employee severance during the three and six month period were $0.3 million and $1.7 million, respectively. In addition, the Company reversed $0.1 million of severance costs during the six month period due to employee attrition. The remaining non-cash change of $0.3 million represents foreign currency adjustments. The remaining liability of the 2004 Plan restructuring charge of $5.9 million and $3.1 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
Severance	$21,418	$3,117	$(146)	$(1,712)	$(159)	$1,100
Future lease obligations on facility closures	25,634	12,606	399	(4,962)	(151)	7,892

Total	$47,052	$15,723	$253	$(6,674)	$(310)	$8,992

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
United States	$7,597	$313	$—	$(149)	$—	$164
Europe/Australia	13,773	2,804	(146)	(1,563)	(159)	936
Other (1)	48	—	—	—	—	—

Total	$21,418	$3,117	$(146)	$(1,712)	$(159)	$1,100

(1) Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
United States	$15,621	$6,600	$409	$(2,543)	$	$4,466
Europe/Australia	5,568	4,437	(10)	(850)	(151)	3,426
Other (1)	4,445	1,569	—	(1,569)	—	—

Total	$25,634	$12,606	$(399)	$(4,962)	$(151)	$7,892

(1)	Includes corporate charges

Note 5. Discontinued Operations and Assets and Liabilities Held For Sale

In September 2005, the Company sold the shares of its business units in Central and South America for a purchase price of $10.0 million in cash. The operating activities of the business units in Central and South America have been reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for the Central and South America business units is set forth below:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Revenues	$4,894	$7,867	$12,563	$15,305
Net earnings (loss) from discontinued operations, net of tax	(651)	1,382	(595)	1,089
Provision for income taxes on discontinued operations	675	342	931	628
Gain (loss) on sale of discontinued operations, net of tax	(29,110)	—	(29,110)	—
Income tax benefit on sale of discontinued operations	(758)	—	(758)	—

The loss on the sale of discontinued operations includes a write off of currency translation adjustments of $19.9 million.

In June 2005, the Company sold the shares of its Canadian business unit, Danka Canada, Inc. to Pitney Bowes of Canada, LTD., a subsidiary of Pitney Bowes, Inc. for a purchase price of $14.0 million in cash. The operating activities of Danka Canada, Inc. have been reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for Danka Canada, Inc. is set forth below:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Revenues	$—	$8,212	$9,407	$17,616
Net earnings (loss) from discontinued operations	—	(1,409)	(711)	(2,144)
Income tax benefit on discontinued operations	—	(30)	—	(30)
Gain (loss) on sale of discontinued operations, net of tax of nil	(828)	—	(1,149)	—

The loss on the sale of discontinued operations includes a write off of currency translation adjustments of $4.7 million. In addition, the purchase price is subject to adjustment based upon working capital, as defined in the purchase and sale agreement. Accordingly, the loss on the sale of discontinued operations may be adjusted when the working capital adjustment is finalized.

In accordance with FASB Statement No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), an estimate of assets and liabilities to be sold have been reclassified from various line items within the balance sheet and aggregated into “Assets held for sale – discontinued operations” and “Liabilities held for sale – discontinued operations” as of March 31, 2005. The following represents the Canadian and Central and South American business units carrying amounts of the major classes of assets and liabilities held for sale at March 31, 2005:

March 31, 2005 Carrying Amount
Assets
Cash and cash equivalents	$6,191
Accounts receivable, net	17,089
Inventory	5,646
Prepaid expenses, deferred income taxes and other current assets	784
Equipment on operating leases, net	4,286
Property and equipment, net	1,429
Goodwill	2,951
Other assets	4,801

Assets held for sale – discontinued operations	$43,177

March 31, 2005 Carrying Amount
Liabilities
Accounts payable	$5,820
Accrued expenses and other current liabilities	4,841
Taxes payable	1,348
Deferred revenue	2,394

Liabilities held for sale – discontinued operations	$14,403

Note 6. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below are not included in the computation of diluted earnings per share for the first three and six months ended September 30, 2005 and 2004, because they are anti-dilutive as the Company incurred losses available to common shareholders. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2005 and 2004. The total number of outstanding shares related to stock options (all of which are anti-dilutive) was 6.5 million and 7.8 million at September 30, 2005 and 2004, respectively.

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Potential ADSs issuance from:

6.5% senior convertible participating shares	25,047	23,480	24,847	23,294
Stock options	932	1,882	749	1,926

Note 7. Segment Reporting

The Company previously had two reporting segments, the Americas and Europe/Australia. Due to the sales of operations in Canada, Central and South America during fiscal year 2006, the Americas segment has been renamed the United States segment as it now comprises only the United States. Danka’s United States and Europe/Australia segments provide office imaging equipment, document solutions and related services and supplies on a direct basis to retail customers. The Company’s Europe/Australia segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. The Company’s management relies on an internal management reporting process that provides segment revenue and operating earnings. Management believes that this is an appropriate measure of evaluating the operating performance of our segments. The following tables present information about the Company’s segments from continuing operations.

Revenue, Gross profit and Operating earnings (loss)

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Revenue
United States	$130,406	$148,231	$268,734	$293,282
Europe/Australia	136,329	144,344	290,579	292,776

Total Revenue	$266,735	$292,575	$559,313	$586,058

Gross profit
United States	$45,053	$57,958	$96,080	$121,492
Europe/Australia	41,860	48,075	89,155	97,568

Total Gross profit	$86,913	$106,033	$185,235	$219,060

	Three months ended September 30,		Six months ended September 30,
Operating earnings (loss) from continuing operations
United States	$(665)	$8,379	$36	$18,425
Europe/Australia	(819)	6,252	(1,791)	11,330

Subtotal	(1,484)	14,631	(1,755)	29,755
Other (1)	(3,476)	(8,704)	(13,422)	(15,195)

Total Operating earnings (loss) from continuing operations	$(4,960)	$5,927	$(15,177)	$14,560

Interest expense
United States	$(421)	$(225)	$(828)	$(226)
Europe/Australia	(2,884)	(3,474)	(5,403)	(6,384)

Subtotal	(3,305)	(3,699)	(6,231)	(6,610)
Other (1)	(4,769)	(3,876)	(9,743)	(8,422)

Total Interest expense	$(8,074)	$(7,575)	$(15,974)	$(15,032)

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.

Approximately 51.1% and 52.0% of the Company’s revenue for the three and six months ended September 30, 2005, respectively, was generated outside the United States while approximately 49.3% and 50.0% of the company’s revenue was generated outside the United States during the three and six months ended September 30, 2004, respectively.

Capital Expenditures and Depreciation and Amortization

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Capital Expenditures
United States	$1,078	$794	$2,348	$1,641
Europe/Australia	1,736	2,549	3,795	6,080

Subtotal	2,814	3,343	6,143	7,721
Other (1)	16	21	18	685

Total Capital Expenditures	$2,830	$3,364	$6,161	$8,406

Depreciation and Amortization
United States	$4,711	$5,502	$9,713	$11,169
Europe/Australia	2,342	2,578	4,789	5,143

Subtotal	7,053	8,080	14,502	16,312
Other (2)	334	508	685	1,012

Total Depreciation and Amortization	$7,387	$8,588	$15,187	$17,324

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	September 30, 2005	March 31, 2005
Assets
United States	$217,096	$232,213
Europe/Australia	351,242	382,797

Subtotal	568,338	615,010
Other (1)	101,389	154,016

Total Assets	$669,727	$769,026

Long-lived Assets (2)
United States	$97,952	$106,032
Europe/Australia	127,943	138,510

Subtotal	225,895	244,542
Other (1)	60,902	72,248

Total Long-lived Assets	$286,797	$316,790

(1)	Other includes corporate assets and assets held for sale from discontinued operations.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

Note 8. Debt

Debt consists of the following as of September 30, 2005 and March 31, 2005:

	September 30, 2005	March 31, 2005
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	3,403	4,668
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	687	873

Total long-term debt and notes payable	243,610	245,061
Less unamortized discount on senior notes	(3,104)	(3,347)

Total long-term debt and notes payable less unamortized discount	240,506	241,714
Less current maturities of long-term debt and notes payable	(1,983)	(2,308)

Long-term debt and notes payable, less current maturities	$238,523	$239,406

The 10.0% subordinated notes due April 1, 2008 have interest payments of $3.2 million every six months on April 1 and October 1.

The 11.0% senior notes due June 15, 2010 have a fixed annual interest rate of 11.0% and have interest payments of $9.6 million that will be paid every six months on June 15 and December 15. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian subsidiaries, a Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is the Company’s primary United Kingdom operating subsidiary, and all of its United States subsidiaries other than certain dormant entities, all of which are 100% owned by the Company.

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

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The balance of these costs as of September 30, 2005 was $4.9 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of September 30, 2005 was $3.1 million.

The Company has a credit facility which expires on January 4, 2008 with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility bears interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires the Company to keep $5.0 million of cash in an operating account. During the quarter ended September 30, 2005, the Company’s total borrowings under the Fleet Credit Facility were $15.7 million which were repaid by the end of the quarter. As of September 30, 2005, the borrowing base for the credit facility was $38.8 million and the Company had no borrowings under the Fleet Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of a quarter.

The Company incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and is amortizing these costs over the remaining term of the credit facility. The balance of these costs as of September 30, 2005 was $0.4 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN AMRO. On November 2, 2004, the agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $14.2 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of the Company’s Netherlands subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements as defined by the lender. The borrowing base totaled approximately Euro 8.2 million (U.S. $9.9 million) as of September 30, 2005 and the Company had no borrowings under the facility. In addition, the amendment requires the Company to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.0 million). The letter of credit facility bears a commission of 1%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of September 30, 2005, was 2.75%. The ABN Amro credit facility expires on November 15, 2005. The Company is currently seeking to timely renew this facility.

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

Note 10. Income Taxes

The Company recorded an income tax provision of $2.1 million in the first six months of fiscal year 2006 compared with a provision of $ 0.2 million in the prior year period. The change in the tax provision in the current fiscal year period from the prior year period is due to an increase in certain minimum taxes due as well as an increase in income being subject to tax in a limited number of jurisdictions offset by losses in the other jurisdictions for which no tax benefit can be recognized. The effective tax rate for the first six months of fiscal year 2006 was 7.5% compared to 100.0% in the prior year period. The decrease in the effective tax is due to increased losses from continuing operations before income taxes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at September 30, 2005 and 2004 in most jurisdictions and therefore a valuation allowance has been recorded to reserve its deferred tax assets at September 30, 2005 and 2004 in these jurisdictions.

Note 11. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian subsidiaries, a Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is the primary United Kingdom operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). All subsidiaries are 100% owned by the Company. The Subsidiary Guarantors generated 60.2% and 62.1% of the Company’s total revenue during the first six months of fiscal years 2006 and 2005, respectively.

Supplemental Consolidating Statement of Operations

For the Three Months Ended September 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$68,528	$34,940	$—	$103,468
Retail service	—	79,473	43,821	—	123,294
Retail supplies and rentals	—	17,079	3,409	—	20,488
Wholesale	—	—	19,485	—	19,485

Total revenue	—	165,080	101,655	—	266,735

Cost of Sales:

Retail equipment and related sales costs	—	48,724	24,933	—	73,657
Retail service costs	—	48,888	28,285	—	77,173
Retail supplies and rental costs, including depreciation on rental assets	—	12,050	1,058	—	13,108
Wholesale costs	—	—	15,884	—	15,884

Total cost of sales	—	109,662	70,160	—	179,822

Gross profit	—	55,418	31,495	—	86,913

Operating expense:

Selling, general and administrative expenses	1,249	58,774	29,932	—	89,955
Restructuring charges (credits)	—	1,674	(77)	—	1,597
Equity (income) loss	49,034	51,714	33,902	(134,650)	—
Other expense (income)	1,558	(1,355)	(30,591)	30,709	321

Total operating expenses	51,841	110,807	33,166	(103,941)	91,873

Operating earnings (loss) from continuing operations	(51,841)	(55,389)	(1,671)	103,941	(4,960)

Interest expense	(6,814)	(11,125)	(17,977)	27,842	(8,074)
Interest income	14,348	11,494	2,151	(27,842)	151

Earnings (loss) from continuing operations before income taxes	(44,307)	(55,020)	(17,497)	103,941	(12,883)
Provision for income taxes	—	14	1,021	—	1,035

Earnings (loss) from continuing operations	(44,307)	(55,034)	(18,518)	103,941	(13,918)
Earnings (loss) from discontinued operations, net of tax	—	—	(651)	—	(651)
Loss on sale of discontinued operations, net of tax	(200)	17,109	(46,847)	—	(29,938)

Net earnings (loss)	$(44,507)	$(37,925)	$(66,016)	$103,941	$(44,507)

Supplemental Consolidating Statement of Operations

For the Three Months Ended September 30, 2004

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$73,704	$36,143	$—	$109,847
Retail service	—	90,935	48,684	—	139,619
Retail supplies and rentals	—	18,291	4,054	—	22,345
Wholesale	—	—	20,764	—	20,764

Total revenue	—	182,930	109,645	—	292,575

Cost of Sales:
Retail equipment and related sales costs	—	48,676	24,339	—	73,015
Retail service costs	—	53,436	29,353	—	82,789
Retail supplies and rental costs, including depreciation on rental assets	—	11,349	2,224	—	13,573
Wholesale costs	—	—	17,165	—	17,165

Total cost of sales	—	113,461	73,081	—	186,542

Gross profit	—	69,469	36,564		106,033

Operating expense:
Selling, general and administrative expenses	1,235	67,563	32,186	—	100,984
Restructuring charges (credits)	—	508	(3,197)	—	(2,689)
Equity (income) loss	(7,032)	(901)	(10,101)	18,034	—
Other (income) expense	2,024	(3,914)	4,893	(1,192)	1,811

Total operating expenses	(3,773)	63,256	23,781	16,842	100,106

Operating earnings (loss) from continuing operations	3,773	6,213	12,783	(16,842)	5,927

Interest expense	(6,739)	(776)	(3,372)	3,312	(7,575)
Interest income	1,148	195	2,092	(3,312)	123

Earnings (loss) from continuing operations before income taxes	(1,818)	5,632	11,503	(16,842)	(1,525)
Provision for income taxes	22	85	181	—	288

Earnings (loss) from continuing operations	(1,840)	5,547	11,322	(16,842)	(1,813)

Earnings (loss) from discontinued operations, net of tax	—	(821)	794	—	(27)

Net earnings (loss)	$(1,840)	$4,726	$12,116	$(16,842)	$(1,840)

Supplemental Consolidating Statement of Operations

For the Six Months Ended September 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$141,930	$75,590	$—	$217,520
Retail service	—	161,945	93,655	—	255,600
Retail supplies and rentals	—	34,993	7,743	—	42,736
Wholesale	—	—	43,457	—	43,457

Total revenue	—	338,868	220,445	—	559,313

Cost of Sales:
Retail equipment and related sales costs	—	97.996	53,375	—	151,371
Retail service costs	—	99,961	60,749	—	160,710
Retail supplies and rental costs, including depreciation on rental assets	—	23,432	3,090	—	26,522
Wholesale costs	—	—	35,475	—	35,475

Total cost of sales	—	221,389	152,689	—	374,078

Gross profit	—	117,479	67,756	—	185,235

Operating expense:
Selling, general and administrative expenses	2,446	127,672	62,749	—	192,867
Restructuring charges (credits)	—	2,546	5,138	—	7,684
Equity (income) loss	74,738	68,830	44,440	(188,008)	—
Other (income) expense	2,080	(1,513)	(31,814)	31,108	(139)

Total operating expenses	79,264	197,535	80,513	(156,900)	200,412

Operating earnings (loss) from continuing operations	(79,264)	(80,056)	(12,757)	156,900	(15,177)

Interest expense	(13,598)	(17,955)	(35,614)	51,193	(15,974)
Interest income	28,435	18,717	4,181	(51,193)	140

Earnings (loss) from continuing operations before income taxes	(64,427)	(79,294)	(44,190)	156,900	(31,011)

Provision for income taxes	—	1,000	1,051	—	2,051

Earnings (loss) from continuing operation	(64,427)	(80,294)	(42,241)	156,900	(33,062)

Earnings from discontinued operations, net of tax		(711)	(595)		(1,306)
Gain (loss) on sale of discontinued operations, net of tax	(200)	16,788	(46,847)	—	(30,259)

Net earnings (loss)	$(64,627)	$(64,217)	$(92,683)	$156,900	$(64,627)

Supplemental Consolidating Statement of Operations

For the Six Months Ended September 30, 2004

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$136,686	$68,174	$—	$204,860
Retail service	—	189,576	100,416	—	289,992
Retail supplies and rentals	—	37,860	8,681	—	46,541
Wholesale	—	—	44,665	—	44,665

Total revenue	—	364,122	221,936	—	586,058

Cost of Sales:
Retail equipment and related sales costs	—	87,805	45,986	—	133,791
Retail service costs	—	108,265	60,721	—	168,986
Retail supplies and rental costs, including depreciation on rental assets	—	23,033	4,759	—	27,792
Wholesale costs	—	—	36,429	—	36,429

Total cost of sales	—	219,103	147,895	—	366,998

Gross profit	—	145,019	74,041		219,060

Operating expense:
Selling, general and administrative expenses	2,638	138,260	64,643	—	205,541
Restructuring charges (credits)	—	508	(3,197)	—	(2,689)
Equity (income) loss	(9,569)	(9,223)	(25,932)	44,724	—
Other expense (income)	(2,494)	(9,952)	14,094	—	1,648

Total operating expenses	(9,425)	119,593	49,608	44,724	204,500

Operating earnings (loss) from continuing operations	9,425	25,426	24,433	(44,724)	14,560

Interest expense	(13,462)	(1,456)	(5,762)	5,648	(15,032)
Interest income	2,640	331	2,967	(5,648)	290

Earnings (loss) from continuing operations before income taxes	(1,397)	24,301	21,638	(44,724)	(182)
Provision for income taxes	22	265	(105)	—	182

Earnings (loss) from continuing operations	(1,419)	24,036	21,743	(44,724)	(364)

Earnings (loss) from discontinued operations, net of tax	—	(1,482)	427	—	(1,055)

Net earnings (loss)	$(1,419)	$22,554	$22,170	$(44,724)	$(1,419)

Supplemental Consolidating Balance Sheet Information

As of September 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$4,261	$39,984	$41,268	$—	$85,513
Accounts receivable, net	—	96,454	91,425	—	187,879
Inventories	—	49,211	46,995	—	96,206
Due (to)/from affiliates	(511,413)	463,096	48,317		—
Prepaid expenses, deferred income taxes and other current assets	49	6,038	7,245	—	13,332

Total current assets	(507,103)	654,783	235,250		382,930
Equipment on operating leases, net	—	10,317	4,787	—	15,104
Property and equipment, net	20	37,407	5,058	—	42,485
Goodwill	—	127,085	78,652	—	205,737
Other intangible assets, net	—	2,195	—	—	2,195
Investment in subsidiaries	783,293	(60,244)	682,523	(1,405,572)	—
Deferred income taxes	—	(2,498)	4,048	—	1,550
Other assets	4,928	13,064	1,734	—	19,726

Total assets	$281,138	$782,109	$1,012,052	$(1,405,572)	$669,727

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,442	$541	$—	$1,983
Accounts payable	1,485	102,020	67,527	—	171,032
Accrued expenses and other current liabilities	9,983	48,411	38,740	—	97,134
Taxes payable	(14)	22,280	12,029	—	34,295
Deferred revenue	—	19,779	15,644	—	35,423

Total current liabilities	11,454	193,932	134,481		339,867
Long-term debt and notes payables, less current maturities	236,416	1,873	234	—	238,523
Deferred income taxes and other long-term liabilities	—	35,524	22,545	—	58,069

Total liabilities	247,870	231,329	157,260	—	636,459

6.5% convertible participating shares	310,583	—	—	—	310,583

Shareholders’ equity (deficit)
Ordinary shares	5,327	1,188,947	229,826	(1,418,773)	5,327
Additional paid-in capital	329,671	26,743	389,598	(416,341)	329,671
Retained earnings (accumulated deficit)	(571,262)	(680,298)	479,789	200,509	(571,262)
Accumulated other comprehensive (loss) income	(41,051)	15,388	(244,421)	229,033	(41,051)

Total shareholder’s equity (deficit)	(277,315)	550,780	854,792	(1,405,572)	(277,315)

Total liabilities & shareholders’ equity (deficit)	$281,138	$782,109	$1,012,052	$(1,405,572)	$669,727

Supplemental Consolidating Balance Sheet Information

As of March 31, 2005

(Unaudited)

(in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$9,989	$33,785	$48,151	$—	$91,925
Accounts receivable, net	—	107,197	104,218	—	211,415
Inventories	—	43,508	47,521	—	91,029
Due (to)/from affiliates	(530,152)	446,074	88,465	(4,387)	—
Assets held for sale-discontinued operations	—	17,257	25,920	—	43,177
Prepaid expenses, deferred income taxes and other current assets	32	5,998	8,660	—	14,690

Total current assets	(520,131)	653,819	322,935	(4,387)	452,236
Equipment on operating leases, net	—	13,601	5,556	—	19,157
Property and equipment, net	27	43,539	5,659	—	49,225
Goodwill	—	129,217	84,314	—	213,531
Investment in subsidiaries	845,109	12,106	726,963	(1,584,178)	—
Other intangible assets, net	—	2,406	—	—	2,406
Deferred income taxes	—	4,918	4,028	—	8,946
Other assets	5,417	16,261	1,847	—	23,525

Total assets	$330,422	$875,867	$1,151,302	$(1,588,565)	$769,026

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,435	$873	$—	$2,308
Accounts payable	790	93,460	73,042	—	167,292
Accrued expenses and other current liabilities	10,294	67,137	45,115	—	122,546
Taxes payable	(54)	7,738	28,565	—	36,249
Liabilities held for sale	—	7,725	6,678	—	14,403
Deferred revenue	—	20,039	17,733	—	37,772

Total current liabilities	11,030	197,534	172,006	—	380,570
Long-term debt and notes payables, less current maturities	236,173	2,536	697	—	239,406
Deferred income taxes and other long-term liabilities	—	43,897	21,934	—	65,831

Total liabilities	247,203	243,967	194,637	—	685,807

6.5% convertible participating shares	299,906	—	—	—	299,906

Shareholders’ equity (deficit)
Ordinary shares	5,277	1,188,946	236,587	(1,425,533)	5,277
Additional paid-in capital	329,152	26,743	439,780	(466,523)	329,152
Retained earnings (accumulated deficit)	(495,960)	(615,815)	593,766	22,049	(495,960)
Accumulated other comprehensive (loss) income	(55,156)	32,026	(313,468)	281,442	(55,156)

Total shareholder’s equity (deficit)	(216,687)	631,900	956,665	(1,588,565)	(216,687)

Total liabilities & shareholders’ equity (deficit)	$330,422	$875,867	$1,151,302	$(1,588,565)	$769,026

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 30, 2005

(in thousands)

(Unaudited)

	For the Six Months Ended September 30, 2005
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(6,297)	$(8,273)	$(4,685)	$(19,255)
Net cash provided by (used in) discontinued operations	—	1,106	(1,208)	(102)

Net cash provided by (used in) operating activities	(6,297)	(7,167)	(5,893)	(19,357)

Investing activities
Capital expenditures	—	(3,178)	(2,983)	(6,161)
Proceeds from sale of property and equipment	—	133	10	143
Proceeds from sale of subsidiary, net of cash	—	16,924	—	16,924

Net cash provided by (used in) continuing operations	—	13,879	(2,973)	10,906
Net cash provided by (used in) discontinued operations	—	(101)	(355)	(456)

Net cash provided by (used in) investing activities	—	13,778	(3,328)	10,450

Financing activities
Net borrowings (payments) of debt	—	(619)	(721)	(1,340)
Proceeds from stock options exercised	569	—	—	569

Net cash provided by (used in) continuing financing activities	569	(619)	(721)	(771)
Net cash provided by (used in) discontinued financing activities	—	—	(99)	(99)

Net cash provided by (used in) financing activities	569	(619)	(820)	(870)

Effect of exchange rates on cash	—	(144)	(2,682)	(2,826)

Net increase (decrease) in cash and cash equivalents	(5,728)	5,848	(12,723)	(12,603)

Cash and cash equivalents from continuing operations, beginning of period	9,989	33,785	48,151	91,925
Cash and cash equivalents from discontinued operations, beginning of period	—	352	5,839	6,191

Cash and cash equivalents, end of period	$4,261	$39,985	$41,267	$85,513

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 30, 2004

(in thousands)

(Unaudited)

	For the Six Months Ended September 30, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(41,239)	$7,061	$37,733	$3,555
Net cash provided by (used in) discontinued operations	—	(1,991)	2,363	372

Net cash provided by (used in) operating activities	(41,239)	5,070	40,096	3,927

Investing activities
Capital expenditures	—	(4,585)	(3,821)	(8,406)
Proceeds from sale of property and equipment	—	161	13	174

Net cash provided by (used in) continuing operations	—	(4,424)	(3,808)	(8,232)
Net cash provided by (used in) discontinued operations	—	(128)	(1,825)	(1,953)

Net cash provided by (used in) investing activities	—	(4,552)	(5,633)	(10,185)

Financing activities
Net borrowings (payments) of debt	—	(649)	762	113
Payment of debt issuance costs	(100)			(100)
Proceeds from stock options exercised	414	—	—	414

Net cash provided by (used in) continuing financing activities	314	(649)	762	427
Net cash provided by (used in) discontinuing financing activities	—	—	(283)	(283)

Net cash provided by (used in) financing activities	314	(649)	479	144

Effect of exchange rates on cash	—	454	(508)	(54)

Net increase (decrease) in cash and cash equivalents	(40,925)	323	34,434	(6,168)
Cash and cash equivalents from continuing operations, beginning of period	68,389	24,641	13,824	106,854
Cash and cash equivalents from discontinued operations, beginning of period	—	2,549	3,387	5,936

Cash and cash equivalents, end of period	$27,464	$27,513	$51,645	$106,622

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:

•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of our Australian Subsidiaries;

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka United Kingdom Plc, our primary United Kingdom operating subsidiary, and Danka Services International Ltd., a United Kingdom subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our United States Subsidiaries other than certain dormant entities.
(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Based on revenue, we are one of the largest independent providers of managed print services in the United States and Europe/Australia. Managed print services include the provisions of office imaging equipment, document solutions and related services and supplies with the objective of managing our customers’ print network and print output requirements to manage efficiencies in their businesses. We offer a wide range of state of the art office imaging products, peripherals and solutions that primarily include digital and color copiers, digital and color multi-function peripherals (“MFPs”), facsimile machines, printers and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales and have increased our managed print services to include multi-vendor equipment and comprehensive solutions to companies’ printing needs.

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

We currently operate in over 15 countries. Our reportable segments are the United States and Europe/Australia, which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of the operations in certain countries in light of uncertain conditions. Based on these evaluations, we sold our operations in Canada and Central and South America during the first six months of fiscal year 2006, and we sold our operations in Portugal and Russia during fiscal year 2005. Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities and we may also be required to realize cumulative translation losses and minimum pension liabilities that would reduce our earnings, all or any of which may have a material impact on our operating results.

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

Allowance for Doubtful Accounts—We provide allowances for doubtful accounts and allowances for billing disputes and inaccuracies on our accounts receivable as follows:

•	Allowances for doubtful accounts: Generally credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that we consider in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions.

•	Allowances for billing disputes and inaccuracies: Because of the difficulties we experience in accurately recording the number of copies made by customers, entering contract information into our system and timely identifying and correcting billing errors, we reduce revenue for an estimate of future credits that will be issued for billing disputes and billing inaccuracies at the time of sale. These estimates are established based on our historical experience of write-offs and credits issued for billing disputes and inaccuracies and are influenced by a number of considerations.

Detailed information to allow management to determine whether changes in the accounts receivable allowance should be general and administrative expenses (for bad debts) or reduce revenues (for billing disputes and inaccuracies) is not available. As a result, management allocates the charges that arise in establishing its receivable allowance to general and administrative expenses and revenues based on estimates.

The following table summarizes our net accounts receivable:

	September 30, 2005	March 31, 2005
Accounts receivable, gross	$229,543	$266,992
Allowance for doubtful accounts	(41,664)	(55,577)

Accounts receivable, net	$187,879	$211,415

Allowance for doubtful accounts as a % of gross accounts receivable	18.2%	20.8%

Inventories—We acquire inventory based on our projections of future demand and market conditions. Any unexpected decline in demand and/or rapid product improvements or technological changes may cause us to have excess and/or obsolete inventories. We have provided an appropriate estimate of reserves against these inventory items in current and prior periods. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than our forecasts due, in part, to a greater acceleration within the industry to digital office imaging equipment, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and our ability to return to vendors a certain percentage of our purchases.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to equipment, supplies, rental and wholesale costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $6.8 million and $6.9 million for the second quarter of fiscal years 2006 and 2005, respectively and $13.6 million and $14.2 million for the first six months of fiscal year 2006 and 2005, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Due to the inability to use projections of future taxable income in making its assessment, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at September 30, 2005. Consequently, we have a valuation allowance against net deferred tax assets in most jurisdictions at September 30, 2005.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $205.7 million as of September 30, 2005. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

Goodwill was reviewed for possible impairment during the fourth quarter of our fiscal year 2005, in accordance with SFAS No. 142. In performing our impairment testing, we engaged an independent appraisal company to assist in the valuation of our reporting units. The fair values of the reporting units were determined using a combination of a discounted cash flow model and a guideline company method using valuation multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on that analysis, management determined that the goodwill balance was impaired for its Europe/Australia reporting unit. As such, additional goodwill impairment testing was completed for that reporting unit, and based on the result of that testing, we recorded an impairment charge totaling $70.9 million during the fourth quarter of fiscal year 2005.

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

	September 30, 2005	March 31, 2005
Total assets	$669,727	$769,026
Total liabilities	$636,459	$685,807
Working capital	$43,063	$71,666
Liabilities to liabilities and capital	95.0%	89.2%
Inventory turnover ratio	4x	5x

Total assets as of September 30, 2005 decreased $99.3 million or 12.9% from March 31, 2005. This decrease was primarily due to the sale of our Canadian and Central and South American subsidiaries which reduced assets held for sale by $43.2 million. Accounts receivable decreased $23.5 million resulting from improved collections and decreasing revenue. In addition, cash decreased $6.4 million to fund operations, and fixed assets and rental assets decreased $10.8 million due to continuing depreciation of assets and decreased capital spending on rental assets during the first six months of fiscal year 2006.

Total liabilities decreased $49.3 million from March 31, 2005, or 7.2% primarily due to the sale of our Canadian and Central and South American subsidiaries which reduced liabilities held for sale by $14.4 million, and a decrease in accrued expenses of $25.4 million due to the payout of restructuring accruals of $11.6 million and payouts of other accrued professional fees of $8.6 million primarily related to our Sarbanes Oxley compliance efforts during fiscal year 2005. These decreases were partially offset by an increase in accounts payable of $3.7 million.

Working capital, defined as current assets less current liabilities, decreased $28.6 million from March 31, 2005 primarily resulting from the sale of our Canadian and Central and South American subsidiaries discussed above.

Liabilities to liabilities and capital increased 5.8% at September 30, 2005 compared to March 31, 2005 due to operating losses during the first half of fiscal year 2006.

For the period ending September 30, 2005 our annualized inventory turnover ratio decreased to 4x from 5x at March 31, 2005. The decrease is due to the increase of inventory in the United States to meet anticipated customer demand.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated statements of operations:

	Three months ended		Six months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue:
Retail equipment and related sales	38.8%	37.5%	38.9%	35.0%
Retail service	46.2	47.7	45.7	49.5
Retail supplies and rentals	7.7	7.6	7.6	7.9
Wholesale	7.3	7.2	7.8	7.6

Total revenue	100.0	100.0	100.0	100.0
Cost of sales	67.4	63.8	66.9	62.6

Gross profit	32.6	36.2	33.1	37.4

Selling, general and administrative expenses	33.7	34.5	34.4	35.1
Restructuring charges (credits)	0.6	(0.9)	1.4	(0.5)
Other expense (income)	0.1	0.5	0.0	0.3

Operating earnings (loss) from continuing operations	(1.8)	2.1	(2.7)	2.5
Interest expense	(3.0)	(2.6)	(2.8)	(2.6)
Interest income	0.0	0.0	0.0	0.0

Earnings (loss) from continuing operations before income taxes	(4.8)	(0.5)	(5.5)	(0.1)
Provision for income taxes	0.4	0.1	0.4	0.0

Net earnings (loss) from continuing operations	(5.2)%	(0.6)%	(5.9)%	(0.1)%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended		Six months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Retail equipment and related sales	(5.8)%	(0.5)%	6.2%	(5.9)%
Retail service	(11.7)	(5.8)	(11.9)	(5.3)
Retail supplies and rentals	(8.3)	(11.8)	(8.2)	(10.1)
Wholesale	(6.2)	(6.1)	(2.7)	(1.5)
Total revenue	(8.8)%	(4.4)%	(4.6)%	(5.6)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Three months ended		Six months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Retail equipment and related sales	28.8%	33.5%	30.4%	34.7%
Retail service	37.4	40.7	37.1	41.7
Retail supplies and rentals	36.0	39.3	37.9	40.3
Wholesale	18.5	17.3	18.4	18.4
Total gross margin	32.6%	36.2%	33.1%	37.4%

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures and depreciation-amortization for each of our operating segments from continuing operations:

Revenue, Gross profit and Operating earnings (loss)

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Revenue
United States	$130,406	$148,231	$268,734	$293,282
Europe/Australia	136,329	144,344	290,579	292,776

Total Revenue	$266,735	$292,575	$559,313	$586,058

Gross profit
United States	$45,053	$57,958	$96,080	$121,492
Europe/Australia	41,860	48,075	89,155	97,568

Total Gross profit	$86,913	$106,033	$185,235	$219,060

Operating earnings (loss) from continuing operations
United States	$(665)	$8,379	$36	$18,425
Europe/Australia	(819)	6,252	(1,791)	11,330

Subtotal	(1,484)	14,631	(1,755)	29,755
Other (1)	(3,476)	(8,704)	(13,422)	(15,195)

Total Operating earnings (loss) from continuing operations	$(4,960)	$5,927	$(15,177)	$14,560

Interest expense
United States	$(421)	$(225)	$(828)	$(226)
Europe/Australia	(2,884)	(3,474)	(5,403)	(6,384)

Subtotal	(3,305)	(3,699)	(6,231)	(6,610)
Other (1)	(4,769)	(3,876)	(9,743)	(8,422)

Total Interest expense	$(8,074)	$(7,575)	$(15,974)	$(15,032)

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.

Approximately 51.1%, and 52.0% of our revenue for the three and six months ended September 30, 2005, respectively, was generated outside the United States while approximately 49.3% and 50.0% of our revenue was generated outside the United States during the year-ago periods, respectively.

Capital Expenditures and Depreciation and Amortization

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Capital Expenditures
United States	$1,078	$794	$2,348	$1,641
Europe/Australia	1,736	2,549	3,795	6,080

Subtotal	2,814	3,343	6,143	7,721
Other (1)	16	21	18	685

Total Capital Expenditures	$2,830	$3,364	$6,161	$8,406

Depreciation and Amortization
United States	$4,711	$5,502	$9,713	$11,169
Europe/Australia	2,342	2,578	4,789	5,143

Subtotal	7,053	8,080	14,502	16,312
Other (2)	334	508	685	1,012

Total Depreciation and Amortization	$7,387	$8,588	$15,187	$17,324

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	September 30, 2005	March 31, 2005
Assets
United States	$217,096	$232,213
Europe/Australia	351,242	382,797

Subtotal	568,338	615,010
Other (1)	101,389	154,016

Total Assets	$669,727	$769,026

Long-lived Assets (2)
United States	$97,952	$106,032
Europe/Australia	127,943	138,510

Subtotal	225,895	244,542
Other (1)	60,902	72,248

Total Long-lived Assets	$286,797	$316,790

(1)	Other includes corporate assets and assets held for sale from discontinued operations.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
United States	(12.0)%	(6.8)%	(8.3)%	(9.4)%
Europe/Australia	(5.6)	(1.8)	(0.8)	(1.5)

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Gross profit margin
United States	34.5%	39.1%	35.8%	41.4%
Europe/Australia	30.7	33.3	30.7	33.3

Operating earnings (loss) margin from continuing operations
United States	(0.5)%	5.7%	0.0%	6.3%
Europe/Australia	(0.6)	4.3	(0.6)	3.9

Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004

Revenue

For three months ended September 30, 2005, our revenue decreased by $25.8 million or 8.8% from the three months ended September 30, 2004, with the United States segment decreasing $17.8 million or 12.0% and Europe/Australia decreasing $8.0 million or 5.6%. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates due to competitive pricing pressures and slower than expected growth in service volume from newer printer manufacturer customers.

Our retail equipment and related sales declined due to increased pricing pressures coupled with product portfolio gaps (especially in our 50 page per minute color machine offerings), a delay in certain National Accounts’ sales in the United States, and weaknesses in certain areas of our Europe/Australia business, most notably, the United Kingdom. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue.

Our revenue for the three months ended September 30, 2005 was positively impacted by $0.2 million of foreign currency movement. During the three months ended September 30, 2005, 48.9% of our total revenue was generated by our United States segment and 51.1% by our Europe/Australia segment, compared to 50.7% and 49.3% respectively, during the three months ended September 30, 2004.

Retail equipment and related sales for the three months ended September 30, 2005 decreased by $6.4 million or 5.8% to $103.5 million compared to the prior period, with the United States down $7.0 million or 11.3%. This decrease in the United States segment is the result of a delay in certain National Accounts sales (where we had several large transactions delay and not close during the quarter), increasing pricing pressures and product portfolio gaps.

Retail equipment and related sales revenue in the Europe/Australia segment was up $0.6 million or 1.3%. The increase in the Europe/Australia segment included a positive foreign currency movement of $0.2 million or 0.4% during the period.

Retail service revenue declined by $16.3 million or 11.7% to $123.3 million due largely to the factors discussed above. The United States segment was down $10.4 million or 13.6%. This decrease in the United States segment was also a direct result of lower average service prices. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts entered into.

Retail service revenue in the Europe/Australia segment was down $5.9 million or 9.4%. In Germany, France, the Netherlands and the United Kingdom, we are faced with declines in per copy charges related to the transition from analog and early digital devices to more current models.

Retail supplies and rental revenue declined by $1.9 million or 8.3% to $20.5 million in the three months ended September 30, 2005 with the United States segment down $0.4 million or 3.9%. This decline was primarily due to non-investment in rental equipment.

Retail supplies and rental revenue in the Europe/Australia segment was down $1.5 million or 11.4%. The decrease in supplies is a result of the trend in the United Kingdom for color machine service contracts moving from being exclusive to inclusive for toner supplies revenue and thus moves from supplies to service. This decrease was partially offset by a positive foreign currency movement of $0.1 million or 0.9%.

Wholesale revenue declined by $1.3 million or 6.2% to $19.5 million, due in part to pricing pressures. During fiscal year 2005, we changed the IT platform in our European wholesale business to Oracle and moved the physical location of the administration center. While these changes in the long term will provide a much improved infrastructure for our wholesale business, in the short term, they negatively impacted our ability to accept, process and deliver customer orders during fiscal year 2005 and resulted in customer erosion.

Gross Profit

Our total gross profit margin decreased 3.6% to 32.6% in the three months ended September 30, 2005 from 36.2% in the year-ago period. The gross profit margin for the United States segment decreased to 34.5% from 39.1% and the Europe/Australia segment decreased to 30.7% from 33.3% in the year-ago period.

Retail equipment and related sales margins decreased to 28.8% from 33.5% in the year-ago period. Margins decreased in the Europe/Australia segment due to market pricing pressures and unfavorable product mix, as well as a large, no margin transaction in the United Kingdom where a deal was entered into to retain a large service customer. In addition, there have been increased market pressures in certain product offerings. Retail equipment and related sales margins decreased in the United States due to increased price competition and a product gap, primarily in our high volume color segment. This has led to discounting of products with more functionality to fill the product portfolio gaps. The United States also generated lower manufacturers’ incentives earned due to lower equipment sales.

Retail service margins decreased to 37.4% from 40.7% in the year-ago period. In the United States, the margins decreased from 42.9% to 39.8%, and in Europe/Australia the margins decreased from 38.0% to 34.6%.

In the United States, the decrease was due to the fixed cost element of the service business, combined with lower revenue, and the decision to retain rather than reduce service personnel in anticipation of future service business with certain customers. In addition, service revenues were impacted by slower than expected ramp up of some of our printer manufacturer contracts combined with start up costs incurred to generate these contracts.

Retail service margins decreased in Europe/Australia due to lower revenues and the more fixed cost elements of our service infrastructure.

Retail supplies and rental margins decreased to 36.0% from 39.3% in the year-ago period. In the United States, the margin decreased by 13.4% primarily due to continuing depreciation being taken for rental equipment on contracts with certain governmental customers for which revenues have not been recognized in the quarter as there has been delays in executing purchase orders by those customers. In Europe/Australia the margin increased by 4.1% due to reduced cost of goods sold.

Wholesale margins increased to 18.5% from 17.3% in the year-ago period due to renewed customer loyalty resulting from our conversion to our Oracle system which is helping to alleviate the back office constraints in prior periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the second quarter decreased by $11.0 million or 10.9% from the year-ago period to $90.0 million. This decline reflects the continuing success of our Vision 21 reengineering initiative. As part of this initiative in the United States, we have outsourced several of our general and administrative functions which have introduced a variable cost element in certain support operations which have historically been part of our fixed costs. This approach has enabled the reduction of our overall costs while delivering differentiated service to our internal and external customers. The continuing focus on improving our internal systems also enabled us to recognize $4.0 million of sales tax recovery in the United States. As a percentage of total revenue, SG&A expenses decreased to 33.7% from 34.5% in the three months ended September 30, 2004.

Restructuring Charges (Credits)

In fiscal years 2005 and 2004, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, in the three months ended September 30, 2005, we recorded a $1.6 million restructuring charge comprised primarily of facility charges relating to broker commissions paid on the sublease of certain facilities. During the year-ago period, we took a restructuring credit of $2.7 million due to the employee attrition partially offset by higher facility charges.

Other (Income) Expense

Other expense decreased $1.5 million year over year primarily due to foreign exchange movements.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $5.0 million for the three months ended September 30, 2005 compared to earnings of $5.9 million in the prior year period. This operating loss was attributable to lower sales, our lower gross margins and restructuring charges, offset by the decreases in SG&A discussed above.

Interest Expense and Interest Income

Interest expense increased from the year ago period by $0.5 million to $8.0 million. This increase related to borrowings under our Fleet Credit Facility during the quarter. Interest income remained stable at $0.2 million.

Income Taxes

We recorded income tax expense of $1.0 million in the three months ended September 30, 2005 compared to tax expense of $0.3 million in the prior year period. The increase in tax expense for the current period is primarily due to an increase in minimum taxes and income subject to tax in a limited number of jurisdictions. The effective tax rate for the three months ended September 30, 2005 was 11.2% compared to 18.9% in the prior year period.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $13.9 million in the three months ended September 30, 2005 compared to a net loss from continuing operations of $1.8 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $0.30 per ADS during the current period compared to a net loss from continuing operations of $0.11 per ADS in the year-ago period.

Exchange Rates

We operate in over 15 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 51.1% and 49.3% of our revenue in the three months ended September 30, 2005 and 2004, respectively, was generated outside the United States in our Europe/Australia segment.

In comparing the average exchange rates between the three months ended September 30, 2005 and the year-ago period, the euro currency and the British Sterling pound weakened against the dollar by approximately 0.3% and 1.9% respectively. The change in exchange rates positively impacted revenue in the quarter by approximately $0.2 million, increased gross profit by $0.1 million and increased SG&A by less than $0.1 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our inter-company loans at September 30, 2005, a change of 1.0% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of approximately $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-U.S. subsidiaries from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Six Months Ended September 30, 2005 compared to the Six Months Ended September 30, 2004

Revenue

In the first six months of fiscal year 2006, our revenue decreased by $26.7 million or 4.6% from the first six months of fiscal year 2005, with the United States segment decreasing $24.5 million or 8.4% and Europe/Australia decreasing by $2.2 million or 0.8%. Service revenues continued to decline due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates due to competitive pricing pressures and slower than expected growth in service volume from newer printer manufacturer contacts.

Our retail equipment and related sales declined due to increased pricing pressures coupled with product portfolio gaps (especially in our 50 page per minute color machine offerings), a delay in certain National Accounts’ sales in the United States, and weaknesses in certain areas of our Europe/Australia business, most notably the United Kingdom. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue.

Our revenue for the first six months of fiscal year 2006 was positively impacted by $6.7 million of foreign currency movement. During the current period, 48.0% of our total revenue was generated by our United States segment and 52.0% by our Europe/Australia segment, compared to 50.0% each, during the year-ago period.

Retail equipment and related sales increased by $12.7 million or 6.2% to $217.5 million, with the United States up $2.3 million or 2.0%. Increases year over year are due to increased sales productivity, offset by softer National Accounts business (where we had several large transactions delay and not close during the second quarter), increasing pricing pressures and product portfolio gaps.

Retail equipment and related sales revenue in the Europe/Australia segment was up $10.4 million or 11.3%. This increase in the Europe/Australia segment included a foreign currency movement of $2.6 million or 2.8% during the period. This increase year over year is due to increased sales productivity which was attributable to better sales coverage due to the retention of qualified sales personnel.

Retail service revenue declined by $34.4 million or 11.9% to $255.6 million due to the factors discussed above. The United States segment was down $24.9 million or 15.6%. This decrease in the United States segment is was also a direct result of lower average service prices. In addition, these pricing pressures is inhibiting price maintenance or increases on renewals and new contracts.

Retail service revenue in the Europe/Australia segment was down $9.5 million or 7.3%. In Germany, France, Netherlands and United Kingdom, we are faced with declines in per copy charges related to the transition of analogue and early digital devices to more current models. This decrease was partially offset by a positive foreign currency movement of $2.5 million or 1.9%.

Retail supplies and rental revenue declined by $3.8 million or 8.2% to $42.7 million, with retail supplies and rental revenue in the United States segment down $1.9 million or 9.7% in the first six months of fiscal year 2006. This decline was primarily due to the continued strategy of non-investment in rental equipment.

Retail supplies and rental revenue in the Europe/Australia segment was down $1.9 million or 7.0%. In addition to the continued strategy of non-investment in rental equipment, the supplies decrease is associated with the performance in the United Kingdom where the trend for color machine service contracts is moving from being exclusive to inclusive for toner supplies and thus moves from supplies to service. This decrease was partially offset by a positive foreign currency movement of $0.7 million or 2.5%.

Wholesale revenue declined $1.2 million or 2.7% in the first six months of fiscal year 2006 due in part to pricing pressures. During fiscal year 2005, we changed the IT platform in our European wholesale business to Oracle and moved the physical location of the administration center. While these changes in the long term will provide a much improved infrastructure for our wholesale business, in the short term, they negatively impacted our ability to accept, process and deliver customer orders during fiscal year 2005 and resulted in customer erosion. This decrease was partially offset by a positive foreign currency movement of $0.9 million or 2.0%.

Gross Profit

Our total gross profit margin decreased to 33.1% in the first six months of fiscal year 2006 from 37.4% in the year-ago period. The gross profit margin for the United States segment decreased to 35.8% from 41.4% and the Europe/Australia segment decreased to 30.7% from 33.3% in the year-ago period. Margins could continue to be impacted if we are not successful in slowing or reversing the declines in our retail service revenues.

The retail equipment and related sales margin decreased to 30.4% from 34.7% in the year-ago period. Margins decreased in the Europe/Australia segment due to market pricing pressures and unfavorable product mix, as well as a large, no margin transaction in the United Kingdom where a deal was entered into to retain a large service customer. In addition, there have been increased market pressures in certain product offerings. Retail equipment and related sales margins decreased in the United States due to increased price competition and a product gap primarily in our high volume color segment. This has led to discounting of products with more functionality to fill the product portfolio gaps. The United States also generated lower manufacturers’ incentives earned due to lower equipment sales.

Retail service margins decreased to 37.1% from 41.7% in the year-ago period. In the United States, the decrease was due to the fixed cost element of the service business, combined with lower revenue, and the decision to retain rather than reduce service personnel in anticipation of future service business with certain customers. In addition, service revenues were impacted by slower than expected ramp up of some of our printer manufacturer contacts combined with start up costs incurred to generate these contracts.

Retail service margins decreased in Europe/Australia due to lower revenues and the more fixed cost elements of our service infrastructure.

Retail supplies and rental margins decreased to 37.9% from 40.3% in the year-ago period. In the United States, margins decreased due to continuing depreciation being taking for rental equipment on contracts with certain governmental customers for which revenues have not been recognized during the period, since there have been delays in executing purchase orders by those customers. In Europe/Australia margins reduced cost of goods sold in line with revenue decreases.

Wholesale margins remained stable at 18.4% from the year-ago period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased by $12.7 million or 6.2% from the year-ago period to $192.9 million. This decline reflects the continuing success of our Vision 21 reengineering initiative. As part of this initiative in the United States, we have outsourced several of our general and administrative functions which have introduced a variable cost element in certain support operations which have historically been part of our fixed costs. This approach has enabled the reduction of our overall costs while delivering differentiated service to our internal and external customers. The continuing focus on improving our internal systems also enabled us to recognize $4.0 million of sales tax recovery in the United States. These decreases were offset by a charge of $2.9 million relating to the correction of an error in the accounting for a long-lived asset at March 31, 2005.

Restructuring Charges (Credits)

In fiscal years 2005 and 2004, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, in the first six months of fiscal year 2006, we recorded a $7.4 million restructuring charge comprised primarily of severance charges during the first quarter. Additionally we realized a charge to our fiscal year 2004 restructuring plan of $0.4 million, relating to facilities, partially offset by a credit of $0.1 million relating to severance.

Other (Income) Expense

Other expense decreased $1.8 million year over year primarily relating to foreign exchange losses.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $15.2 million in first six months of fiscal year 2006 compared to earnings of $14.6 million in the first six months of fiscal year 2005. This operating loss was attributable to our lower revenues, lower gross margins and restructuring charges, offset by the decreases in SG&A discussed above.

Interest Expense and Interest Income

Interest expense increased from the year ago period by $0.9 million to $16.0 million. This increase related to borrowings under our Fleet Credit Facility. Interest income decreased to $0.1 million.

Income Taxes

We recorded income tax expense of $2.1 million in the first six months of fiscal year 2006 compared to tax expense of $0.2 million in the prior year period. The increase in tax expense for the current period is primarily due to an increase in minimum taxes and income subject to tax in a limited number of jurisdictions. The effective tax rate for the first six months of fiscal year 2006 was 7.5% compared to 100.0% in the prior year period.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $33.1 million in the first six months of fiscal year 2006 compared to net loss of $0.4 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $0.68 per ADS in the first six months of fiscal year 2006 compared to a net loss from continuing operations of $0.16 per ADS in the first six months of fiscal year 2005.

Exchange Rates

We operate in over 15 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 52.0% and 50.0% of our revenue in the first six months of fiscal years 2006 and 2005, respectively, was generated outside the United States in our Europe/Australia segment.

In comparing the average exchange rates between the first six months of fiscal year 2006 and the year-ago period, the euro currency strengthened against the United States dollar by approximately 2.1%. The British pound sterling remained stable year-over-year. The change in exchange rates positively impacted revenue by approximately $6.7 million, increased gross profit by $2.1 million and increased SG&A by $1.9 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our inter-company loans at September 30, 2005, a change of 1.0% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of approximately $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-U.S. subsidiaries from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first six months of fiscal years 2006 and 2005 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	Six months ended September 30,
	2005	2004
Net cash provided by (used in) operating activities	$(19,255)	$3,555
Net cash provided by (used in) investing activities	10,906	(8,232)
Net cash provided by (used in) financing activities	(771)	427
Effect of discontinued operations	5,534	4,072
Effect of exchange rates	(2,826)	(54)

Net increase/(decrease) in cash	(6,412)	(232)
Cash and cash equivalents, beginning of period	91,925	106,854

Cash and cash equivalents, end of period	$85,513	$106,622

Cash flows

Our generation and use of cash is cyclical within a quarter. We generate a significant portion of our cash toward the end of each quarter where we typically conclude a large percentage of our retail equipment transactions while our use of cash is more evenly spread over the quarter with a much greater use of cash toward the beginning of the quarter, when we typically pay vendors for products sold toward the end of the quarter and for other services provided during the quarter. In the first and third quarter of every fiscal year, we make combined interest payments of $12.8 million for the 10.0% subordinated notes and the 11.0% senior notes.

Generally cash provided by operations and cash on the balance sheet continue to be our primary sources of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities was $19.3 million in the first six months of fiscal year 2006 and $3.6 million was provided by operating activities in the first six months of fiscal year 2005. This increase in cash usage during the first half of fiscal year 2006 from the comparative prior year half is primarily a result of payouts of restructuring of $11.6 million, payouts of accrued professional fees of $8.6 million and cash used in decreasing accounts payable. However, as a result of the sales tax refund claims in the United States, we took credits of $1.1 million in the six months ended September 30, 2005 on current tax returns, and expect to receive cash refunds or take additional credits on future tax returns totaling $2.0 million in the next two fiscal quarter.

Because of our operating losses, the continuing cash flows used in operations, interest payments on our debt and cash requirements for restructuring payments, liquidity was negatively impacted during the first six months of fiscal year 2006. We expect to make tax payments of between $16.0 million and $24.9 million during the remainder of fiscal year 2006 and would expect our liquidity will continue to be adversely affected by these requirements.

Our net cash flow provided by investing activities was $10.9 million for the first six months of fiscal year 2006 compared to net cash used in investing activities of $8.2 million for the first six months of fiscal year 2005. Cash provided by investing activities during the first six months of fiscal year 2006 resulted from cash generated by the sale of our Canadian and Central and South American subsidiaries.

Our net cash flow used in financing activities was $0.8 million compared to net cash provided by financing activities of $0.4 million for the year-ago period.

In addition, our cash is also located in each of the countries we do business in, some of which is more difficult to access due to country restrictions. We also have restricted cash of $14.5 million due to the cash collateralization of our lines of credit with Fleet and ABN Amro and of certain letters of credit with insurance companies. The ABN Amro letter of credit facility expires on November 15, 2005. If we are unsuccessful in renewing this facility or obtaining a similarly termed facility, we may be required to fully cash collateralize vendor lines of credit that the ABN Amro letter of credit supports. Our liquidity could also be impacted if our equipment vendors were to reduce existing lines of credit for the purchase of equipment.

We believe cash and cash equivalents on hand, together with the availability of our credit facilities, are sufficient to fund our cash requirements for the next twelve months.

Restructuring Charges (credits)

Fiscal Year 2005 Plan: In fiscal year 2005, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, we recorded a $7.4 million restructuring charge in the first six months of fiscal year 2006. During the three months ended September 30, 2005, we recorded $0.4 million and $0.4 million in severance and facility restructuring charges, respectively. These charges were accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”). Cash outlays for the employee severance and facilities during the three and six month period were $1.9 million and $5.0 million, respectively under the 2005 Plan restructuring program. The other non-cash changes of $0.8 million represent foreign currency adjustments. The remaining liability of the 2005 Plan restructuring charge of $10.7 million and $1.4 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

We estimated that this program would reduce operating expenses by $44 million to $51 million and cost of goods sold by $16 million to $22 million per year when fully implemented, and would result in a 12% decrease in worldwide workforce. To date, we are on target to achieve these savings. The actions needed to achieve these savings have been taken in steps, beginning with the charges taken in fiscal year 2005 and were expected to require up to $37 million of cash. Our current estimate of cash required has been reduced to $28 million to $33 million in cash due to less severance payouts than expected and favorable termination terms for facility leases. The payback on the cash is expected to be less than 12 months. We expect to take an additional charge to earnings of $1.0 million to $3.0 million over the next several quarters.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
Severance	$12,828	$10,007	$7,041	$(4,863)	$(591)	$11,594
Future lease obligations on facility closures	934	367	391	(92)	(159)	507

Total	$13,762	$10,374	$7,432	$(4,955)	$(750)	$12,101

2005 Plan Restructuring Severance Charge by Operating Segment:
	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
United States	$3,542	$2,687	$1,189	$(2,503)	$—	$1,373
Europe/Australia	9,286	7,320	5,852	(2,360)	(591)	10,221

Total	$12,828	$10,007	$7,041	$(4,863)	$(591)	$11,594

2005 Plan Restructuring Facility Charge by Operating Segment:
	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
United States	$615	$—	$293	$(70)	$—	$223
Europe/Australia	319	367	98	(22)	(159)	284

Total	$934	$367	$391	$(92)	$(159)	$507

Fiscal Year 2004 Plan: In fiscal year 2004, we formulated plans to significantly reduce our selling, general and administrative costs by consolidating the back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States and Europe/Australia. As part of these plans, we recorded a $50.6 million restructuring charge in fiscal year 2004 that included $26.9 million related to severance for employees and $23.7 million related to future lease obligations for facilities that were vacated by March 31, 2004. These charges were accounted for under the provisions of SFAS 112 and SFAS 146. We reversed $3.6 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its United States and Europe/Australia segments, and a change in restructuring plans in Europe/Australia due to improved performance in certain markets partially offset by a higher estimate of facility charges in the United States due to our inability to sublease the facilities. Cash outlays for facilities for the three and six months ending September 30, 2005 were $2.5 million and $5.0 million, respectively. We incurred $0.4 million of fiscal year 2004 Plan facility charges during fiscal year 2006 as a result of broker commissions paid in the United States due to the sublease of certain facilities. If remaining leases are not terminated, payments will continue through their respective terms. Cash outlays for employee severance during the three and six month period were $0.3 million and $1.7 million, respectively. In addition, we reversed $0.1 million of severance costs during the six month period due to employee attrition. The remaining non-cash change of $0.3 million represents foreign currency adjustments. The remaining liability of the 2004 Plan restructuring charge of $5.9 million and $3.1 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

We expected to realize savings between $51 million and $56 million in connection with the fiscal year 2004 restructuring plan. Management believes substantially all of these savings were realized through lower personnel and facility related costs during fiscal year 2005.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
Severance	$21,418	$3,117	$(146)	$(1,712)	$(159)	$1,100
Future lease obligations on facility closures	25,634	12,606	399	(4,962)	(151)	7,892

Total	$47,052	$15,723	$253	$(6,674)	$(310)	$8,992

2004 Plan Restructuring Severance Charge by Operating Segment:
	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
United States	$7,597	$313	$—	$(149)	$—	$164
Europe/Australia	13,773	2,804	(146)	(1,563)	(159)	936
Other (1)	48	—	—	—	—	—

Total	$21,418	$3,117	$(146)	$(1,712)	$(159)	$1,100

(1) Includes corporate charges
2004 Plan Restructuring Facility Charge by Operating Segment:
	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to September 30, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2005
United States	$15,621	$6,600	$409	$(2,543)	$	$4,466
Europe/Australia	5,568	4,437	(10)	(850)	(151)	3,426
Other (1)	4,445	1,569	—	(1,569)	—	—

Total	$25,634	$12,606	$399	$(4,962)	$(151)	$7,892

(1)	Includes corporate charges

Long-Term Debt

The following table sets forth our future payments for our long-term debt:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	3,403	1,716	1,687
Other long-term obligations	687	267	420
Less unamortized discount	(3,104)	—	(3,104)

Total	$240,506	$1,983	$238,523

The 10.0% subordinated notes due April 1, 2008 require interest payable of $3.2 million every six months on April 1 and October 1.

The 11% senior notes have a fixed annual interest rate and require interest payments of $9.6 million every six months on June 15 and December 15. The senior notes mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by our Australian subsidiaries, a Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is our primary United Kingdom operating subsidiary, and all of our United States subsidiaries other than certain dormant entities.

If, for any fiscal year commencing with the fiscal year ending March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50.0% of such excess cash flow to purchase their senior notes at 101.0% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. As of September 30, 2005 there has not been excess cash flow.

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The balance of these costs as of September 30, 2005 was $4.9 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of September 30, 2005 was $3.1 million.

We have a credit facility which expires on January 4, 2008, with Fleet Capital Corporation (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option (a) the sum of the rate of interest publicly announced from time to time by Fleet National Bank as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires us to keep $5.0 million of cash in an operating account. During the quarter ended September 30, 2005 our total borrowings under the Credit Fleet Facility were $15.7 million which were repaid by the end of the quarter. As of September 30, 2005, the borrowing base for the credit facility was $38.8 million and we had no borrowings under the Fleet Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of the quarter.

We incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and are amortizing these costs over the remaining term of the credit facility. The balance of these costs as of September 30, 2005 was $0.4 million.

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $14.2 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of our Netherlands subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements as defined by the lender. The borrowing base totaled approximately Euro 8.2 million (U.S. $9.9 million) as of September 30, 2005 and we had no borrowings under the facility. Based on calculations as of September 30, 2005, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.0 million). The letter of credit facility bears a commission of 1.0%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of September 30, 2005, was 2.75%. During the quarter ended September 30, 2005, we drew down $15.7 million on the Fleet Credit Facility which was repaid by the end of the quarter. The ABN Amro credit facility expires on November 15, 2005. We are currently seeking to timely renew this facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at September 30, 2005.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$175,000	$—
Long-term debt – 10.0% Notes	64,520	—	64,520	—	—
Capital lease obligations	3,403	1,716	1,579	108	—
Other long-term obligations	687	267	164	71	185
Restructuring payment obligations (1)	21,093	16,576	4,517	—	—
Operating lease obligations	96,847	21,975	31,047	15,884	27,941
Purchase obligations	82,123	79,759	2,324	40	—
Estimated pension obligations	27,394	1,963	3,267	2,500	19,664

Total contractual obligations	$471,067	$122,256	$107,418	$193,603	$47,790

(1)	Includes amounts as part of restructuring plans committed to by management.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of October 14, 2005 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 28.5% of the total voting power of our capital stock which includes an additional 96,098 participating shares in respect of payment-in-kind dividends.

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the six months ended September 30, 2005 and 2004, we were not required to make any penalty payments to GECC.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them. We expect to pay between $16.0 million and $24.9 million to certain European tax authorities within fiscal year 2006 principally as a result of audits nearing settlement, as well as recurring operations.

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

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, the agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $14.2 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. This facility is secured by certain of our Netherlands subsidiaries’ assets. The availability of this credit facility is subject to a borrowing base and complying with certain requirements, including maintaining certain levels of tangible net worth requirements (as defined) by the lender. The borrowing base totaled approximately Euro 8.2 million (U.S. $9.9 million) as of March 31, 2005 and we had no borrowings under the facility. Based on calculations as of September 30, 2005, we were in compliance with the terms of the amended agreement. In addition, the amendment requires us to cash collateralize the letter of credit facility by Euro 5.0 million (U.S. $6.0 million). The letter of credit facility bears a commission of 1.0%, while the general credit facility bears interest at ABN’s Euro base rate plus 1.5%. ABN’s Euro base rate as of September 30, 2005, was 2.75%. The ABN Amro credit facility expires on November 15, 2005. We are currently seeking to timely renew this facility.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from Europe/Australia represented approximately 51.1% and 52.0% of our consolidated revenue during the first three and six months ended September 30, 2005, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At September 30, 2005, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the six month periods ended September 30, 2005 and 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first six months of fiscal year 2006 were negatively impacted by a $6.7 million foreign currency movement, primarily due to the weakening of the euro and the British pound sterling versus the U.S. dollar.

Changes in foreign exchange rates that have the largest impact on translating our international operating profits relate to the euro and the British pound versus the U.S. dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $2.8 million in the first six months of fiscal 2006, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a- 15(e) and 15d-15(e). Based upon this evaluation as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weaknesses in our internal control over financial reporting identified during the fiscal 2005 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate the material weaknesses that were identified at March 31, 2005, additional action is still required. To address the control weaknesses, the Company performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly presents, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Planned Remediation Efforts to Address Material Weaknesses

We have initiated substantial efforts to remediate the identified deficiencies and to establish adequate disclosure controls and internal controls over financial reporting as soon as reasonably practicable. We have significantly increased the number of resources dedicated to our remediation efforts and have established a Worldwide Compliance Department to focus exclusively on process transformation and remediation. Our efforts to remediate our material weaknesses include significant changes to our business process and many of those changes have been or are in the process of being implemented. Among those changes include simplification of our product offerings, automation of key processes and outsourcing of non-core processes. Among those processes to be improved are the meter reading process and the maintenance of customer contracts, data and calls. Additionally, we have out-sourced the operations of our Information Technology and Human Resource functions in the United States. Dedicated project teams and specific project plans for each process area have been created as part of this effort to address the control deficiencies in their respective areas and to work cross-functionally to address broad remediation items. This effort provides for continuous updates as new processes and systems, improvements to internal controls over financial reporting, or changes to the existing processes and systems are implemented to remediate the identified deficiencies. We are firmly committed to improving the internal controls of all of our business processes, including those impacting financial reporting, and establishing and maintaining an effective overall control environment at our company remains a top priority. In that regard, we have also established a steering committee that has been tasked with monitoring and driving the progress of the remediation effort and its project teams. This committee meets on a regular basis to receive reports and provide feedback and instruction for further progress. We also provide regular reports to the Audit Committee on the progress of our remediation efforts and ongoing compliance with Rule 404 of the Sarbanes-Oxley Act of 2002. We will provide appropriate updates regarding our general progress with the remediation efforts in future filings.

Changes in Internal Control Over Financial Reporting

There was the following change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting:

•	In August 2005, we hired a new chief financial officer.

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

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services regarding local statutory audits and assist in certain tax issues during the six months ended September 30, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description
10.57	The Change of Control Agreement for Edward K. Quibell

10.58	The Employment Agreement for Edward K. Quibell

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: November 4, 2005	/s/ Edward K. Quibell
Edward K. Quibell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.57	The Change of Control Agreement for Edward K. Quibell

10.58	The Employment Agreement for Edward K. Quibell

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.