Form 10-Q
period 2005-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2006-02-08
CIK 894010

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Applicable only to corporate issues:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2006: The registrant had 256,582,252 ordinary shares outstanding with par value of 1.25 pence, including 55,472,004 represented by American Depositary Shares “ADS”. Each ADS represents four ordinary shares. The ADSs are evidenced by American Depositary receipts.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition from non-traditional competitors as the result of evolving and converging technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute current and new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to access vendor or bank lines of credit, which could adversely affect our liquidity; (xi) any inability to record and process key data due to ineffective implementation of business processes and policies; (xii) any negative impact from the loss of a key vendor or customer; (xiii) any negative impact from the loss of any of our senior or key management personnel; (xiv) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xv) any negative impact from the international scope of our operations; (xvi) fluctuations in foreign currencies; (xvii) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xviii) any inability to continue to access our credit facilities, or comply with the financial or other representations, warranties or covenants in our debt instruments; (xix) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters, including hurricanes; (xx) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; (xxi) any inability by us to remediate our material weaknesses and (xxii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

RISK FACTORS

Business Strategy—Danka Business Systems PLC (also referred to herein as “Danka”, the “Company”, “we”, “us” or “our”) believes that in order to stay competitive and generate positive earnings and cash flow, we must successfully implement our strategies.

In connection with the implementation of our strategies, we have launched, and expect to continue to launch, several operational and strategic initiatives. However, the success of any of these initiatives may not be achieved if:

•	we do not maintain adequate levels of liquidity to finance such initiatives;

•	they are not accepted by our customers;

•	they do not result in revenue growth, generate cash flow, reduce operating costs or reduce our working capital investments; or

•	we are unable to provide the hardware, software, solutions or services necessary to successfully implement these initiatives or other products are introduced to the marketplace which result in our strategies being of less value to customers.

Failure to implement one or more of our strategies and related initiatives could materially and adversely affect our business, financial condition or results of operations.

Operating Earnings—We generated an operating loss for the first nine months of fiscal year 2006 due to decreased revenue and gross margins and increased restructuring charges. The operating losses for the first nine months of fiscal year 2006 included $7.6 million in restructuring charges. If we are not able to increase our revenue and improve our gross margins or reduce our operating costs, these operating losses may continue in the future. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

Restructuring of Operations—We have implemented plans to reduce costs in order to become more competitive within our industry. These cost reduction plans involve, among other things, the outlay of cash for significant headcount reductions, the exit of certain non-strategic and non-core facilities, markets and products, the consolidation of many back-office functions into more centralized locations and the outsourcing of resource management functions and business process changes. If we fail to successfully implement our cost restructuring plans, including the timely buyout or sublease of vacant facilities, and fail to achieve our other long-term cost reduction goals, we may not reduce costs quickly enough to become more competitive within our industry or obtain necessary return on our cash investments. Additionally, we may lose valuable institutional knowledge, bear the risk of additional costs and expenses and incur a breakdown in our business and operational functions, including certain critical back-office operations, any of which could result in negative consequences to our customer service, our current internal control environment and operating results.

Indebtedness—At December 31, 2005, we had consolidated long-term indebtedness, including current maturities of long-term debt and notes payable, of $240.0 million which included $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11.0% senior notes due June 15, 2010, less unamortized discount of $3.0 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes have interest payable every six months on June 15 and December 15.

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

Debt and Credit Facilities—The indenture governing our senior notes and our $50 million senior secured revolving credit facility with Bank of America, who acquired Fleet Capital Corporation (or “Fleet Credit Facility”) contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; (2) create liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; and (8) engage in mergers or consolidations. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the indenture governing the senior notes may require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

Competition—The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies worldwide with significant technological, distribution and financial resources. Competition in our industry is based upon many factors, including technology, performance, pricing, quality, reliability, distribution, market coverage, customer service and support and lease and rental financing. In addition, our equipment suppliers have established themselves as direct competitors in many of the areas in which we do business, and non-traditional competitors, primarily printer manufacturers, are developing technologies designed to lower prices.

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

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Kodak, Hewlett-Packard and Konica-Minolta. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies, vendor rebates and significant levels of vendor financing for our purchases of products from them. Any inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the discontinuation of vendor rebate programs or adequate levels of vendor financing may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices. We also rely on non-equipment vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

Technological Changes—The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry has changed from analog to digital copiers, multi-function peripherals (“MFPs”) and printers. Most of our digital products replaced analog products, which have historically been a significant percentage of our machines in field (“MIF”). Digital copiers and MFPs are more reliable than analog copiers and require less maintenance. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color equipment sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete. To meet these trends, manufacturers are accelerating the introduction of products and new technology to address the growing need for color. These include both cartridge based laser imaging systems, and newer inkjet based systems. Partially as a result of these technology trends, the industry and we are seeing increased downward pressure on average selling prices for both equipment and the accompanying service and supply contracts. Furthermore, the success of the cartridge based systems may put further pressure on the willingness of our traditional customers to enter into long-term service contracts, or service contracts at all.

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

Our largest third party financing company in Europe, which is centrally organized, is De Lage Landen International B.V. (“DLL”), a 100% owned subsidiary of Rabobank. In December, DLL issued notice of termination of its existing local operating agreements. These terminations are effective June 2006. We are currently in discussions with DLL to negotiate new agreements on or before the expiration of the existing agreements. While we currently have meaningful alternative lease funding sources available in most of Europe (including ING Group, BNP Paribas and GECC), failure to negotiate a new agreement with DLL could adversely impact our revenue and profitability as a change in lease companies can involve higher costs and early lease termination penalties compared to the existing DLL agreements.

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

Information Systems—Certain of our Europe/Australia operations run on numerous, disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems are labor intensive and expensive. We have determined that we need to upgrade our information systems and have standardized our network infrastructure and email system across Europe/Australia. Oracle has been implemented in Italy and the Netherlands, and other countries are planned to be upgraded from the existing legacy systems to the latest Oracle releases where possible. The failure to solve our management information system issues in those Europe/Australia operations or any disruption in our business processes when we upgrade any of our IT systems worldwide could materially and adversely affect our operations, internal controls, financial position or results of operations.

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

Due to the delayed investment in our information systems in certain of our Europe/Australia operations, we have not adequately invested in disaster recovery systems in all of our operations. In the event that one or more of our business systems in those operations were to fail, we would be at risk of not being able to process or record transactions or losing valuable business knowledge in the locations where the failure occurred. We are developing a comprehensive disaster recovery plan but until it is implemented, a disaster could materially and adversely affect our business, financial condition, results of operations or competitive position.

Business Processes and Policies—Our past rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on, and investment in, our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where we do not have adequate processes in place or our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions, inadequate document retention and inconsistent lease classification. We believe that some of these issues that relate to the United States have been addressed with the implementation of new internal control procedures and the continued implementation of our Oracle ERP system, which is configured with better system based internal controls. However, we have not adequately reduced the number of manual processes necessary to run our business and, as a result, have not fully leveraged the new Oracle ERP system. Until we do so, there is no assurance that all of these issues will be completely rectified. See our discussion in Part I Item 4-Controls and Procedures regarding material weaknesses in our Information Technology General Controls, as well as other business processes and policies.

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 52.7% and 52.2% of our revenue outside the United States during the third quarter and first nine months of fiscal year 2006, respectively. We market office imaging equipment, document solutions and related services and supplies directly to customers in over 15 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

•	difficulties and costs of staffing, social responsibility and managing international operations;

•	currency restrictions and exchange rate fluctuations;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax and tariff consequences;

•	the burden of complying with multiple and potentially conflicting laws and accounting regulations;

•	the impact of business cycles, including potentially longer payment cycles, in any particular region;

•	the geographic, time zone, language and cultural differences between personnel in different areas of the world;

•	greater difficulty in collecting accounts receivable in and moving cash out of certain countries;

•	the need for a significant amount of available cash to fund operations in a number of geographic and economically diverse locations; and

•	political, social and economic instability in any particular region.

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Based on these evaluations, we sold operations in Canada and Central and South America during the first nine months of fiscal year 2006, and sold operations in Portugal and Russia during fiscal year 2005. Should we decide to downsize or exit any of our other businesses, we could incur costs relating to severance, closure of facilities and write-off of goodwill, and we may also be required to recognize cumulative translation losses and minimum pension liabilities that would reduce our earnings.

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

The majority of our revenues outside the United States are denominated in either the euro or the British pound sterling. During the first nine months of fiscal year 2006, the euro weakened 8.7% against the United States dollar and the British pound sterling weakened 9.0% against the United States dollar resulting in lower revenues.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our intercompany loans at December 31, 2005, an increase of 1% in the exchange rate for the euro and British pound sterling versus the United States dollar would cause a foreign exchange loss of less than $0.1 million, while a decrease of 1% in the exchange rate of the euro and the British pound sterling versus the U.S. dollar would cause a foreign exchange gain of less than $0.1 million.

Moreover, we pay for some inventory in euro countries in United States dollars, but we generally invoice our customers in such countries in euros. Generally, if the euro weakens against the United States dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euros but we pay our suppliers in United States dollars.

We do not currently hedge our exposure to changes in foreign currency.

Tax Payments—We are either currently under audit or may be audited in the key tax jurisdictions in which we operate. While we believe we are adequately reserved for such liabilities, should revenue agencies impose assessments or require payments in excess of those we currently expect to pay, we could be required to record additional liabilities. Additionally, our liquidity could be adversely affected based upon the size and timing of such payments.

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

Our efforts to remediate our material weaknesses include significant changes to our business processes (i.e. simplified customer offerings, outsourcing of non-core processes, etc.). These changes in business processes may result in temporary or permanently decreased revenues, system downtime and higher costs during the period of change.

We are committed to addressing these material weaknesses. However, if we are unsuccessful in our focused effort to permanently and effectively remediate these material weaknesses, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted. In addition, if we do not remediate these weaknesses we will not be able to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective in the current fiscal year. It is not possible to say at this time what conclusions our management or independent registered public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the end of this current fiscal year. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see “Controls and Procedures” in Part I Item 4 of this report and Item 9A. Controls and Procedures, included in the Company’s Form 10-K for the fiscal year ended March 31, 2005.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2005 and 2004

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended December 31		Nine months ended December 31
	2005	2004	2005	2004
Revenue:
Retail equipment and related sales	$100,168	$107,065	$317,688	$311,925
Retail service	120,907	141,080	376,507	431,072
Retail supplies and rentals	19,353	23,074	62,089	69,615
Wholesale	25,033	25,354	68,490	70,019

Total revenue	265,461	296,573	824,774	882,631

Cost of sales:
Retail equipment and related sales costs	68,495	68,709	219,866	202,500
Retail service costs	79,584	85,761	240,294	254,746
Retail supplies and rental costs, including depreciation on rental assets	11,857	13,762	38,379	41,555
Wholesale costs	21,037	21,448	56,512	57,877

Total cost of sales	180,973	189,680	555,051	556,678

Gross profit	84,488	106,893	269,723	325,953
Operating expenses:
Selling, general and administrative expenses	79,759	109,176	272,626	314,717
Restructuring charges (credits)	(106)	(385)	7,578	(1,746)
Other expense (income)	(176)	1,515	(315)	1,833

Total operating expenses	79,477	110,306	279,889	314,804

Operating earnings (loss) from continuing operations	5,011	(3,413)	(10,166)	11,149
Interest expense	(7,922)	(8,060)	(23,896)	(22,877)
Interest income	209	—	349	73

Earnings (loss) from continuing operations before income taxes	(2,702)	(11,473)	(33,713)	(11,655)
Provision (benefit) for income taxes	(11,100)	(16,888)	(9,049)	(16,706)

Earnings (loss) from continuing operations	8,398	5,415	(24,664)	5,051
Earnings (loss) from discontinued operations, net of tax	—	(959)	(1,306)	(2,014)
Gain (loss) on sale of discontinued operations, net of tax	(63)	—	(30,322)	—

Net earnings (loss)	$8,335	$4,456	$(56,292)	$3,037

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$8,398	$5,415	$(24,664)	$5,051
Dividends and accretion on participating shares	(5,439)	(5,111)	(16,114)	(15,108)

Net earnings (loss) from continuing operations attributable to common shareholders	$2,959	$304	$(40,778)	$(10,057)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$0.05	$0.01	$(0.64)	$(0.16)
Net earnings (loss) from discontinued operations	0.00	(0.02)	(0.50)	(0.03)

Net earnings (loss)	$0.05	$(0.01)	$(1.14)	$(0.19)

Weighted average ADSs	64,122	63,185	63,778	62,938

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of December 31, 2005 and March 31, 2005

(In thousands except per share data)

	December 31, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $12,150 and $14,956, respectively	$50,715	$91,925
Accounts receivable, net of allowance for doubtful accounts	191,640	211,415
Inventories	90,540	91,029
Assets held for sale – discontinued operations	—	43,177
Prepaid expenses, deferred income taxes and other current assets	12,673	14,690

Total current assets	345,568	452,236
Equipment on operating leases, net	13,078	19,157
Property and equipment, net	38,981	49,225
Goodwill	203,448	213,531
Other intangible assets, net of accumulated amortization	1,948	2,406
Deferred income taxes	1,477	8,946
Other assets	19,075	23,525

Total assets	$623,575	$769,026

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$1,713	$2,308
Accounts payable	150,892	167,292
Accrued expenses and other current liabilities	79,722	122,546
Taxes payable	32,868	36,249
Liabilities held for sale – discontinued operations	—	14,403
Deferred revenue	33,950	37,772

Total current liabilities	299,145	380,570
Long-term debt and notes payable, less current maturities	238,315	239,406
Deferred income taxes and other long-term liabilities	47,253	65,831

Total liabilities	584,713	685,807

6.5% senior convertible participating shares	316,020	299,906
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,329	5,277
Additional paid-in capital	329,716	329,152
Accumulated deficit	(568,362)	(495,960)
Accumulated other comprehensive loss	(43,841)	(55,156)

Total shareholders’ equity (deficit)	(277,158)	(216,687)

Total liabilities and shareholders’ equity (deficit)	$623,575	$769,026

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2005 and 2004

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2005	December 31, 2004
Operating activities:
Net earnings (loss)	$(56,292)	$3,037
Loss from discontinued operations	(31,628)	(2,014)

Earnings (loss) from continuing operations	(24,664)	5,051
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,083	26,470
Deferred income taxes	1,464	251
Amortization of debt issuance costs	1,585	1,554
Loss on sale of property & equipment and equipment on operating leases	1,033	791
Proceeds from sale of equipment on operating leases	575	2,950
Restructuring charges (credits)	7,578	(1,746)
Changes in net assets and liabilities:
Accounts receivable	21,175	(5,617)
Inventories	489	(25,279)
Prepaid expenses and other current assets	562	(1,684)
Other non-current assets	5,126	(20)
Accounts payable	(16,399)	33,049
Accrued expenses and other current liabilities	(56,487)	(41,329)
Deferred revenue	(3,821)	(829)
Other long-term liabilities	(11,007)	(3,429)

Net cash used in continuing operations	(50,708)	(9,817)
Net cash provided by (used in) discontinued operations	359	(679)

Net cash used in operating activities	(50,349)	(10,496)

Investing activities:
Capital expenditures	(8,205)	(13,163)
Purchase of subsidiary, net of cash acquired	—	(2,110)
Proceeds from sale of discontinued operations, net of cash	16,924	209
Proceeds from the sale of property and equipment	208	313

Net cash provided by (used in) continuing investing activities	8,927	(14,751)
Net cash used in discontinued investing activities	(456)	(2,787)

Net cash provided by (used in) investing activities	8,471	(17,538)
Financing activities:
(Payments) borrowings under line of credit agreements, net	(205)	986
Payments under capital lease arrangements	(1,741)	(1,281)
Proceeds from stock options exercised	619	880

Net cash (used in) provided by continuing financing activities	(1,327)	585
Net cash used in discontinued financing activities	(99)	(331)

Net cash (used in) provided by financing activities	(1,426)	254

Effect of exchange rates	(4,097)	4,244

Net decrease in cash and cash equivalents	(47,401)	(23,536)
Cash and cash equivalents from continuing operations, beginning of period	91,925	106,854
Cash and cash equivalents from discontinued operations, beginning of period	6,191	5,936

Cash and cash equivalents, end of period	$50,715	$89,254

Supplemental disclosures - cash flow information:
Interest paid	$29,043	$28,127
Income taxes paid	1,183	3,680

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of and for the three and nine months ended December 31, 2005 and 2004. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

The condensed financial statements contained herein as of and for the three and nine months ended December 31, 2005 and December 31, 2004 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2005 were delivered to the Registrar of Companies for England and Wales following the Company’s 2005 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

For the nine months ended December 31, 2005, selling, general and administrative expenses included the following:

•	A charge of $2.9 million relating to the correction of an error in the accounting for long-lived assets at March 31, 2005 which was recorded in the first quarter. This adjustment was not material to the previously reported results for the year ended March 31, 2005.

•	A reduction of $3.2 million for overpayments and $1.7 million of over accruals for workers’ compensation insurance for prior periods. These credits were recorded in the third quarter. These adjustments were not material to the previously reported results for any of the prior periods affected.

•	Credits of $5.5 million related to prior years’ sales tax recoveries in the United States, of which $2.2 million was recorded in the third quarter and $3.3 million was recorded in the second quarter.

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

The following table illustrates the effect on net earnings (loss) attributable and earnings (loss) attributable per ADS shareholder if the Company had applied the fair value recognition provisions of SFAS No.123 to employee stock benefits, including shares and options issued under the stock option plans. For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net earnings (loss) from continuing operations, as reported	$8,398	$5,415	$(24,664)	$5,051
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(771)	(908)	(2,706)	(3,580)

Pro forma earnings (loss) from continuing operations	7,627	4,507	(27,370)	1,471
Dividends and accretion on participating shares	(5,439)	(5,111)	(16,114)	(15,108)

Pro forma earnings (loss) from continuing operations attributable to common shareholders	2,188	(604)	(43,484)	(13,637)
Earnings (loss) from discontinued operations	(63)	(959)	(31,628)	(2,014)

Pro forma net earnings (loss) attributable to common shareholders	$2,125	$(1,563)	$(75,112)	$(15,651)

Basic and diluted earnings (loss) from continuing operations attributable to common shareholders per ADS
As reported	$0.05	$0.01	$(0.64)	$(0.16)
Pro forma	0.03	(0.01)	(0.68)	(0.22)
Basic and diluted net earnings (loss) attributable to common shareholders per ADS
As reported	$0.05	$(0.01)	$(1.14)	$(0.19)
Pro forma	0.03	(0.02)	(1.18)	(0.25)
Weighted average ADS	64,122	63,185	63,778	62,938

Note 3. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

The requirements of SFAS No. 123R are effective for the Company’s fiscal year beginning April 1, 2006. Early adoption of the provisions of SFAS No. 123R is encouraged, but not required. At meetings held on January 30 and 31, 2006, the Human Resources Committee of the Board of Directors and the Board of Directors of the Company approved the acceleration of the vesting of all Company stock options outstanding as of January 31, 2006. The acceleration of the options is to take place on or before March 31, 2006. The purpose of the accelerated vesting is to enable the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, due to the adoption of SFAS No. 123R. The pre-tax charge to be avoided upon adoption of SFAS No. 123R is expected to be approximately $2.1 million and represents the fair value of the unvested awards as of the date of the acceleration as determined under SFAS No. 123. As a result of the accelerated vesting, approximately 2.3 million shares with varying remaining vesting schedules will become immediately exercisable. In order to help avoid unintended personal benefits to holders of the accelerated options, any shares received through exercise of accelerated options may not be sold by the option holder until the original vesting date of the accelerated option or the termination of the employment of the option holder, whichever occurs first. In connection with the accelerated vesting, each option agreement underlying such options will be amended.

The Company expects the adoption of SFAS No. 123R will have an unfavorable impact for all future grants on its consolidated results of operations and net income per common share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines. This requirement may reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

All grants after March 31, 2006 will be valued using a binomial pricing model and the Company will recognize the associated expense over the vesting period based on the fair values determined by the binomial pricing model using the accelerated attribution method.

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

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following for the three and nine months ended December 31, 2005 and 2004:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net earnings (loss)	$8,335	$4,456	$(56,292)	$3,037
Net foreign currency translation adjustment, net of taxes	(2,790)	22,801	(12,513)	24,663

Comprehensive income (loss)	$5,545	$27,257	$(68,805)	$27,700

Note 5. Restructuring Charges (Credits)

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

As part of these plans, the Company recorded a $7.4 million restructuring charge in the first nine months of fiscal year 2006. Cash outlays for severance and facilities during the nine month period were $8.0 million. The other non-cash changes of $0.9 million represent foreign currency adjustments.

In the three months ended December 31, 2005, the Company recorded a $1.3 million restructuring charge comprised primarily of severance charges in the United States due to additional cost reduction efforts. This charge was offset by a reduction in severance charges in Europe/Australia of $1.4 million due to favorable severance negotiations and employee attrition. Cash outlays for the employee severance and facilities during the three month period were $3.1 million.

The Company expects to incur approximately $1.0 million to $3.0 million in restructuring charges relating to the fiscal year 2005 plan over the next quarter.

The remaining liability of the 2005 Plan restructuring charge of $5.2 million and $3.7 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
Severance	$12,828	$10,007	$6,983	$(7,805)	$(688)	$8,497
Future lease obligations on facility closures	934	367	391	(233)	(167)	358

Total	$13,762	$10,374	$7,374	$(8,038)	$(855)	$8,855

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
United States	$3,542	$2,687	$2,533	$(3,790)	$—	$1,430
Europe/Australia	9,286	7,320	4,450	(4,015)	(688)	7,067

Total	$12,828	$10,007	$6,983	$(7,805)	$(688)	$8,497

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
United States	$615	$—	$293	$(151)	$—	$142
Europe/Australia	319	367	98	(82)	(167)	216

Total	$934	$367	$391	$(233)	$(167)	$358

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

Cash outlays for facilities for the three and nine months ending December 31, 2005 were $1.3 million and $6.3 million, respectively. The Company incurred $0.5 million of fiscal year 2004 Plan facility charges during fiscal year 2006, as a result of broker commissions paid in the United States due to the sub-lease of certain facilities. If remaining leases are not terminated, payments will continue through their respective terms.

Cash outlays for employee severance during the three and nine month period were $0.3 million and $2.0 million, respectively. In addition, the Company reversed $0.3 million of severance costs during the nine month period due to employee attrition. The remaining non-cash change of $0.4 million represents foreign currency adjustments.

The remaining liability of the 2004 Plan restructuring charge of $4.3 million and $2.9 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
Severance	$21,418	$3,117	$(286)	$(1,968)	$(159)	$704
Future lease obligations on facility closures	25,634	12,606	490	(6,306)	(258)	6,532

Total	$47,052	$15,723	$204	$(8,274)	$(417)	$7,236

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
United States	$7,597	$313	$(101)	$(212)	$—	$—
Europe/Australia	13,773	2,804	(185)	(1,756)	(159)	704
Other (1)	48	—	—	—	—	—

Total	$21,418	$3,117	$(286)	$(1,968)	$(159)	$704

(1)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
United States	$15,621	$6,600	$420	$(3,657)	$—	$3,363
Europe/Australia	5,568	4,437	70	(1,080)	(258)	3,169
Other (1)	4,445	1,569	—	(1,569)	—	—

Total	$25,634	$12,606	$490	$(6,306)	$(258)	$6,532

(1)	Includes corporate charges

Note 6. Discontinued Operations and Assets and Liabilities Held For Sale

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

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Revenues	$—	$8,130	$12,563	$23,435
Net earnings (loss) from discontinued operations, net of tax	—	335	(595)	1,424
Provision for income taxes on discontinued operations	—	253	790	881
Gain (loss) on sale of discontinued operations, net of tax	(10)	—	(29,120)	—
Income tax benefit on sale of discontinued operations	—	—	—	—

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

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Revenues	$—	$9,080	$9,407	$26,696
Net earnings (loss) from discontinued operations	—	(1,294)	(711)	(3,438)
Income tax benefit on discontinued operations	—	—	—	(30)
Gain (loss) on sale of discontinued operations, net of tax of nil	(53)	—	(1,202)	—

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

Note 7. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below are not included in the computation of diluted earnings per share for the first three and nine months ended December 31, 2005 and 2004, because they are anti-dilutive. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2005 and 2004. The total number of outstanding shares related to stock options (all of which are anti-dilutive) was 6.4 million and 8.0 million at December 31, 2005 and 2004, respectively.

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Potential ADSs issuance from:

6.5% senior convertible participating shares	25,454	23,861	25,052	23,486
Stock options	840	1,701	778	2,109

Note 8. Segment Reporting

The Company previously had two reporting segments, the Americas and Europe/Australia. Due to the sales of operations in Canada and Central and South America during fiscal year 2006, the Americas segment has been renamed the United States segment as it now comprises only the United States. Danka’s United States and Europe/Australia segments provide office imaging equipment, document solutions and related services and supplies on a direct basis to retail customers. The Company’s Europe/Australia segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. The Company’s management relies on an internal management reporting process that provides segment revenue and operating earnings. Management believes that this is an appropriate measure of evaluating the operating performance of our segments. The following tables present information about the Company’s segments.

Revenue, Gross profit and Operating earnings (loss) from continuing operations

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Revenue
United States	$125,475	$137,919	$394,209	$431,200
Europe/Australia	139,986	158,654	430,565	451,431

Total Revenue	$265,461	$296,573	$824,774	$882,631

Gross profit
United States	$43,047	$57,171	$139,127	$178,664
Europe/Australia	41,441	49,722	130,596	147,289

Total Gross profit	$84,488	$106,893	$269,723	$325,953

Operating earnings (loss) from continuing operations
United States (1)	$6,980	$4,749	$7,016	$23,174
Europe/Australia(2)	2,732	2,279	941	13,610

Subtotal	9,712	7,028	7,957	36,784
Other (3)	(4,701)	(10,441)	(18,123)	(25,635)

Total Operating earnings (loss) from continuing operations	$5,011	$(3,413)	$(10,166)	$11,149

Interest expense
United States	$(112)	$(303)	$(940)	$(529)
Europe/Australia	(2,690)	(2,829)	(8,094)	(9,213)

Subtotal	(2,802)	(3,132)	(9,034)	(9,742)
Other (3)	(5,120)	(4,928)	(14,862)	(13,135)

Total Interest expense	$(7,922)	$(8,060)	$(23,896)	$(22,877)

(1)	Includes restructuring charges (credits) of $1.2 million and ($0.5 million) for the three months ended December 31, 2005 and 2004, respectively and $3.1 million and $0.6 million for the nine months ended December 31, 2005 and 2004, respectively.

(2)	Includes restructuring charges (credits) of ($1.3 million) and ($0.3 million) for the three months ended December 31, 2005 and 2004, respectively and $4.5 million and ($2.1 million) for the nine months ended December 31, 2005 and 2004, respectively.
(3)	Other primarily includes corporate expenses and foreign exchange gains/losses.

Approximately 52.7% and 52.2% of the Company’s revenue for the three and nine months ended December 31, 2005, respectively, was generated outside the United States while approximately 53.5% and 51.1% of the company’s revenue was generated outside the United States during the three and nine months ended December 31, 2004, respectively.

Capital Expenditures and Depreciation and Amortization

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Capital Expenditures
United States	$564	$2,311	$2,912	$3,952
Europe/Australia	1,480	2,446	5,275	8,526

Subtotal	2,044	4,757	8,187	12,478
Other (1)	—	—	18	685

Total Capital Expenditures	$2,044	$4,757	$8,205	$13,163

Depreciation and Amortization
United States	$4,446	$6,147	$14,159	$17,316
Europe/Australia	2,164	2,663	6,953	7,806

Subtotal	6,610	8,810	21,112	25,122
Other (2)	286	336	971	1,348

Total Depreciation and Amortization	$6,896	$9,146	$22,083	$26,470

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	December 31, 2005	March 31, 2005
Assets
United States	$200,721	$232,213
Europe/Australia	346,515	382,797

Subtotal	547,236	615,010
Other (1)	76,339	154,016

Total Assets	$623,575	$769,026

Long-lived Assets (2)
United States	$93,548	$106,032
Europe/Australia	124,336	138,510

Subtotal	217,884	244,542
Other (1)	60,123	72,248

Total Long-lived Assets	$278,007	$316,790

(1)	Other includes corporate assets and assets held for sale from discontinued operations.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

Note 9. Debt

Debt consists of the following as of December 31, 2005 and March 31, 2005:

	December 31, 2005	March 31, 2005
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	2,942	4,668
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	544	873

Total long-term debt and notes payable	243,006	245,061
Less unamortized discount on senior notes	(2,978)	(3,347)

Total long-term debt and notes payable less unamortized discount	240,028	241,714
Less current maturities of long-term debt and notes payable	(1,713)	(2,308)

Long-term debt and notes payable, less current maturities	$238,315	$239,406

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

If, for any fiscal year commencing with the fiscal year ended March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, the Company will be required to make an offer in cash to holders of the senior notes to use 50% of such excess cash flow to purchase their senior notes at 101% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. No such payment is required to date.

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The balance of these costs as of December 31, 2005 was $4.6 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of December 31, 2005 was $3.0 million.

The Company has a credit facility which expires on January 4, 2008 with Bank of America, who acquired Fleet Capital Corporation, (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires the Company to keep $5.0 million of cash in an operating account. During the nine months ended December 31, 2005, the Company’s borrowings under the Fleet Credit Facility ranged between $5 million and $13 million at any one time, all of which were repaid by the end of the period. As of December 31, 2005, the borrowing base for the credit facility was $38.2 million and the Company had no borrowings under the Fleet Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of a quarter.

The Company incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and is amortizing these costs over the remaining term of the credit facility. The balance of these costs as of December 31, 2005 was $0.3 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN AMRO. On November 2, 2004 this agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $14.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of the Company’s Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $5.9 million).

On January 1, 2006, the Company opened a replacement letter of credit facility with ABN AMRO in favor of Ricoh in the amount of Euro 11.8 million (U.S. $14.0 million) that is fully cash collateralized and will expire on March 31, 2006. This agreement can be renewed.

Note 10. Contingencies

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

Note 11. Income Taxes

The Company recorded an income tax benefit of $9.0 million in the first nine months of fiscal year 2006 compared with a benefit of $16.7 million in the prior year period. The income tax benefit for the nine month period resulted from the resolution of various tax contingencies (principally in the United States) totaling $10.7 million, which was offset by income tax expense of $1.7 million attributable to current year results. The income tax benefit for the prior year period resulted from settlement of tax audits in the Company’s European operations of $19.0 million, which was offset by income tax expense of $2.3 million attributable to prior year results.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at December 31, 2005 and 2004 in most jurisdictions and therefore a valuation allowance has been recorded to reserve its deferred tax assets at December 31, 2005 and 2004 in these jurisdictions.

Note 12. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian subsidiaries, a Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is the primary United Kingdom operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). All subsidiaries are 100% owned by the Company. The Subsidiary Guarantors generated 60.0% and 61.0% of the Company’s total revenue during the first nine months of fiscal years 2006 and 2005, respectively.

Supplemental Consolidating Statement of Operations

For the Three Months Ended December 31, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$65,381	$34,787	$—	$100,168
Retail service	—	75,016	45,891	—	120,907
Retail supplies and rentals	—	15,620	3,733	—	19,353
Wholesale	—	—	25,033	—	25,033

Total revenue	—	156,017	109,444	—	265,461

Cost of sales:

Retail equipment and related sales costs	—	43,940	24,555	—	68,495
Retail service costs	—	48,710	30,874	—	79,584
Retail supplies and rental costs, including depreciation on rental assets	—	10,505	1,352	—	11,857
Wholesale costs	—	—	21,037	—	21,037

Total cost of sales	—	103,155	77,818	—	180,973

Gross profit	—	52,862	31,626	—	84,488

Operating expenses:

Selling, general and administrative expenses	1,242	48,381	30,136	—	79,759
Restructuring charges (credits)	—	599	(705)	—	(106)
Equity (income) loss	(3,556)	(9,609)	(18,339)	31,504	—
Other expense (income)	1,168	(1,504)	9	151	(176)

Total operating expenses	(1,146)	37,867	11,101	31,655	79,477

Operating earnings (loss) from continuing operations	1,146	14,995	20,525	(31,655)	5,011

Interest expense	(6,818)	(2,843)	(17,315)	19,054	(7,922)
Interest income	14,007	3,067	2,189	(19,054)	209

Earnings (loss) from continuing operations before income taxes	8,335	15,219	5,399	(31,655)	(2,702)
Provision (benefit) for income taxes	—	(10,904)	(196)	—	(11,100)

Earnings (loss) from continuing operations	8,335	26,123	5,595	(31,655)	8,398
Gain (loss) on sale of discontinued operations, net of tax	—	(197)	134	—	(63)

Net earnings (loss)	$8,335	$25,926	$5,729	$(31,655)	$8,335

Supplemental Consolidating Statement of Operations

For the Three Months Ended December 31, 2004

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$67,033	$40,032	$—	$107,065
Retail service	—	89,125	51,955	—	141,080
Retail supplies and rentals	—	18,322	4,752	—	23,074
Wholesale	—	—	25,354	—	25,354

Total revenue	—	174,480	122,093	—	296,573

Cost of sales:
Retail equipment and related sales costs	—	42,082	26,627	—	68,709
Retail service costs	—	52,069	33,692	—	85,761
Retail supplies and rental costs, including depreciation on rental assets	—	11,427	2,335	—	13,762
Wholesale costs	—	—	21,448	—	21,448

Total cost of sales	—	105,578	84,102	—	189,680

Gross profit	—	68,902	37,991		106,893

Operating expenses:
Selling, general and administrative expenses	1,349	71,005	36,822	—	109,176
Restructuring charges (credits)	—	149	(534)	—	(385)
Equity (income) loss	(18,193)	(10,931)	(16,217)	45,341	—
Other (income) expense	7,053	(2,631)	(1,167)	(1,740)	1,515

Total operating expenses	(9,791)	57,592	18,904	43,601	110,306

Operating earnings (loss) from continuing operations	9,791	11,310	19,087	(43,601)	(3,413)

Interest expense	(6,740)	(1,520)	(2,300)	2,500	(8,060)
Interest income	1,383	1,789	(615)	(2,557)	—

Earnings (loss) from continuing operations before income taxes	4,434	11,579	16,172	(43,658)	(11,473)
Provision (benefit) for income taxes	(22)	4,585	(21,451)	—	(16,888)

Earnings (loss) from continuing operations	4,456	6,994	37,623	(43,658)	5,415

Earnings (loss) from discontinued operations, net of tax	—	(1,507)	548	—	(959)

Net earnings (loss)	$4,456	$5,487	$38,171	$(43,658)	$4,456

Supplemental Consolidating Statement of Operations

For the Nine Months Ended December 31, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$207,311	$110,377	$—	$317,688
Retail service	—	236,961	139,546	—	376,507
Retail supplies and rentals	—	50,613	11,476	—	62,089
Wholesale	—	—	68,490	—	68,490

Total revenue	—	494,885	329,889	—	824,774

Cost of sales:
Retail equipment and related sales costs	—	141,936	77,930	—	219,866
Retail service costs	—	148,671	91,623	—	240,294
Retail supplies and rental costs, including depreciation on rental assets	—	33,937	4,442	—	38,379
Wholesale costs	—	—	56,512	—	56,512

Total cost of sales	—	324,544	230,507	—	555,051

Gross profit	—	170,341	99,382	—	269,723

Operating expenses:
Selling, general and administrative expenses	3,688	176,053	92,885	—	272,626
Restructuring charges (credits)	—	3,145	4,433	—	7,578
Equity (income) loss	71,182	59,221	26,359	(156,762)	—
Other (income) expense	3,248	(2,759)	(804)	—	(315)

Total operating expenses	78,118	235,660	122,873	(156,762)	279,889

Operating earnings (loss) from continuing operations	(78,118)	(65,319)	(23,491)	156,762	(10,166)

Interest expense	(20,416)	(20,798)	(52,929)	70,247	(23,896)
Interest income	42,442	21,784	6,370	(70,247)	349

Earnings (loss) from continuing operations before income taxes	(56,092)	(64,333)	(70,050)	156,762	(33,713)
Provision (benefit) for income taxes	—	(9,904)	855	—	(9,049)

Earnings (loss) from continuing operation	(56,092)	(54,429)	(70,905)	156,762	(24,664)

Earnings from discontinued operations, net of tax		(652)	(654)		(1,306)
Gain (loss) on sale of discontinued operations, net of tax	(200)	16,599	(46,721)	—	(30,322)

Net earnings (loss)	$(56,292)	$(38,482)	$(118,280)	$156,762	$(56,292)

Supplemental Consolidating Statement of Operations

For the Nine Months Ended December 31, 2004

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$203,719	$108,206	$—	$311,925
Retail service	—	278,701	152,371	—	431,072
Retail supplies and rentals	—	56,182	13,433	—	69,615
Wholesale	—	—	70,019	—	70,019

Total revenue	—	538,602	344,029	—	882,631

Cost of sales:
Retail equipment and related sales costs	—	129,887	72,613	—	202,500
Retail service costs	—	160,335	94,411	—	254,746
Retail supplies and rental costs, including depreciation on rental assets	—	34,459	7,096	—	41,555
Wholesale costs	—	—	57,877	—	57,877

Total cost of sales	—	324,681	231,997	—	556,678

Gross profit	—	213,921	112,032		325,953

Operating expenses:
Selling, general and administrative expenses	3,987	210,035	100,695	—	314,717
Restructuring charges (credits)	—	658	(2,404)	—	(1,746)
Equity (income) loss	(27,761)	(20,561)	(42,149)	90,471	—
Other expense (income)	4,559	(13,203)	10,469	8	1,833

Total operating expenses	(19,215)	176,929	66,611	90,479	314,804

Operating earnings (loss) from continuing operations	19,215	36,992	45,421	(90,479)	11,149

Interest expense	(20,201)	(2,975)	(7,847)	8,146	(22,877)
Interest income	4,023	2,120	2,076	(8,146)	73

Earnings (loss) from continuing operations before income taxes	3,037	36,137	39,650	(90,479)	(11,655)
Provision (benefit) for income taxes	—	4,850	(21,556)	—	(16,706)

Earnings (loss) from continuing operations	3,037	31,287	61,206	(90,479)	5,051

Earnings (loss) from discontinued operations, net of tax	—	(2,989)	975	—	(2,014)

Net earnings (loss)	$3,037	$28,298	$62,181	$(90,479)	$3,037

Supplemental Consolidating Balance Sheet Information

As of December 31, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$315	$5,572	$44,828	$—	$50,715
Accounts receivable, net	—	96,005	95,635	—	191,640
Inventories	—	50,175	40,365	—	90,540
Due (to)/from affiliates	(509,618)	473,216	35,922	480	—
Prepaid expenses, deferred income taxes and other current assets	29	4,972	7,672	—	12,673

Total current assets	(509,274)	629,940	224,422	480	345,568
Equipment on operating leases, net	—	8,682	4,396	—	13,078
Property and equipment, net	19	34,424	4,538	—	38,981
Goodwill	—	126,136	77,312	—	203,448
Other intangible assets, net	—	1,948	—	—	1,948
Investment in subsidiaries	783,807	(64,940)	669,603	(1,388,470)	—
Deferred income taxes	—	(2,499)	3,976	—	1,477
Other assets	4,656	12,835	1,584	—	19,075

Total assets	$279,208	$746,526	$985,831	$(1,387,990)	$623,575

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,337	$376	$—	$1,713
Accounts payable	114	79,627	71,151	—	150,892
Accrued expenses and other current liabilities	3,581	43,313	32,828	—	79,722
Taxes payable	109	20,079	12,680	—	32,868
Deferred revenue	—	18,804	15,146	—	33,950

Total current liabilities	3,804	163,160	132,181		299,145
Long-term debt and notes payables, less current maturities	236,542	1,643	130	—	238,315
Deferred income taxes and other long-term liabilities	—	23,546	23,707	—	47,253

Total liabilities	240,346	188,349	156,018	—	584,713

6.5% convertible participating shares	316,020	—	—	—	316,020

Shareholders’ equity (deficit)
Ordinary shares	5,329	1,176,907	232,246	(1,409,153)	5,329
Additional paid-in capital	329,716	25,393	369,296	(394,689)	329,716
Retained earnings (accumulated deficit)	(568,362)	(654,833)	460,330	194,503	(568,362)
Accumulated other comprehensive (loss) income	(43,841)	10,710	(232,059)	221,349	(43,841)

Total shareholders’ equity (deficit)	(277,158)	558,177	829,813	(1,387,990)	(277,158)

Total liabilities & shareholders’ equity (deficit)	$279,208	$746,526	$985,831	$(1,387,990)	$623,575

Supplemental Consolidating Balance Sheet Information

As of March 31, 2005

(Unaudited)

(in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$9,989	$33,785	$48,151	$—	$91,925
Accounts receivable, net	—	107,197	104,218	—	211,415
Inventories	—	43,508	47,521	—	91,029
Due (to)/from affiliates	(530,152)	446,074	88,465	(4,387)	—
Assets held for sale-discontinued operations	—	17,257	25,920	—	43,177
Prepaid expenses, deferred income taxes and other current assets	32	5,998	8,660	—	14,690

Total current assets	(520,131)	653,819	322,935	(4,387)	452,236
Equipment on operating leases, net	—	13,601	5,556	—	19,157
Property and equipment, net	27	43,539	5,659	—	49,225
Goodwill	—	129,217	84,314	—	213,531
Investment in subsidiaries	845,109	12,106	726,963	(1,584,178)	—
Other intangible assets, net	—	2,406	—	—	2,406
Deferred income taxes	—	4,918	4,028	—	8,946
Other assets	5,417	16,261	1,847	—	23,525

Total assets	$330,422	$875,867	$1,151,302	$(1,588,565)	$769,026

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,435	$873	$—	$2,308
Accounts payable	790	93,460	73,042	—	167,292
Accrued expenses and other current liabilities	10,294	67,137	45,115	—	122,546
Taxes payable	(54)	7,738	28,565	—	36,249
Liabilities held for sale	—	7,725	6,678	—	14,403
Deferred revenue	—	20,039	17,733	—	37,772

Total current liabilities	11,030	197,534	172,006	—	380,570
Long-term debt and notes payables, less current maturities	236,173	2,536	697	—	239,406
Deferred income taxes and other long-term liabilities	—	43,897	21,934	—	65,831

Total liabilities	247,203	243,967	194,637	—	685,807

6.5% convertible participating shares	299,906	—	—	—	299,906

Shareholders’ equity (deficit)
Ordinary shares	5,277	1,188,946	236,587	(1,425,533)	5,277
Additional paid-in capital	329,152	26,743	439,780	(466,523)	329,152
Retained earnings (accumulated deficit)	(495,960)	(615,815)	593,766	22,049	(495,960)
Accumulated other comprehensive (loss) income	(55,156)	32,026	(313,468)	281,442	(55,156)

Total shareholders’ equity (deficit)	(216,687)	631,900	956,665	(1,588,565)	(216,687)

Total liabilities & shareholders’ equity (deficit)	$330,422	$875,867	$1,151,302	$(1,588,565)	$769,026

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended December 31, 2005

(in thousands)

(Unaudited)

	Nine Months Ended December 31, 2005
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(10,293)	$(41,981)	$1,566	$(50,708)
Net cash provided by (used in) discontinued operations	—	1,989	(1,630)	359

Net cash used in operating activities	(10,293)	(39,992)	(64)	(50,349)

Investing activities
Capital expenditures	—	(4,242)	(3,963)	(8,205)
Proceeds from sale of property and equipment	—	192	16	208
Proceeds from sale of discontinued operations, net of cash	—	16,924	—	16,924

Net cash provided by (used in) continuing investing activities	—	12,874	(3,947)	8,927
Net cash used in discontinued investing activities	—	(101)	(355)	(456)

Net cash provided by (used in) investing activities	—	12,773	(4,302)	8,471

Financing activities
Net borrowings (payments) of debt	—	(955)	(991)	(1,946)
Proceeds from stock options exercised	619	—	—	619

Net cash provided by (used in) continuing financing activities	619	(955)	(991)	(1,327)
Net cash provided by (used in) discontinued financing activities	—	—	(99)	(99)

Net cash provided by (used in) financing activities	619	(955)	(1,090)	(1,426)

Effect of exchange rates on cash	—	(391)	(3,706)	(4,097)

Net increase (decrease) in cash and cash equivalents	(9,674)	(28,565)	(9,162)	(47,401)
Cash and cash equivalents from continuing operations, beginning of period	9,989	33,785	48,151	91,925
Cash and cash equivalents from discontinued operations, beginning of period	—	352	5,839	6,191

Cash and cash equivalents, end of period	$315	$5,572	$44,828	$50,715

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended December 31, 2004

(in thousands)

(Unaudited)

	Nine Months Ended December 31, 2004
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(62,650)	$15,642	$37,191	$(9,817)
Net cash provided by (used in) discontinued operations	—	(4,331)	3,652	(679)

Net cash provided by (used in) operating activities	(62,650)	11,311	40,843	(10,496)

Investing activities
Capital expenditures	—	(7,941)	(5,222)	(13,163)
Purchase of subsidiary, net of cash acquired	—	(2,110)	—	(2,110)
Proceeds from sale of discontinued operations, net of cash	—	209	—	209
Proceeds from sale of property and equipment	—	276	37	313

Net cash used in continuing investing activities	—	(9,566)	(5,185)	(14,751)
Net cash used in discontinued investing activities	—	(246)	(2,541)	(2,787)

Net cash used in investing activities	—	(9,812)	(7,726)	(17,538)

Financing activities
Net borrowings (payments) of debt	—	(694)	399	(295)
Proceeds from stock options exercised	880	—	—	880

Net cash provided by (used in) continuing financing activities	880	(694)	399	585
Net cash provided by (used in) discontinuing financing activities	—	—	(331)	(331)

Net cash provided by (used in) financing activities	880	(694)	68	254

Effect of exchange rates on cash	—	3,093	1,151	4,244

Net increase (decrease) in cash and cash equivalents	(61,770)	3,898	34,336	(23,536)
Cash and cash equivalents from continuing operations, beginning of period	68,389	24,641	13,824	106,854
Cash and cash equivalents from discontinued operations, beginning of period	—	2,549	3,387	5,936

Cash and cash equivalents, end of period	$6,619	$31,088	$51,547	$89,254

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:

•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of our Australian Subsidiaries;

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka United Kingdom Plc, our primary United Kingdom operating subsidiary, and Danka Services International Ltd., a United Kingdom subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our United States Subsidiaries other than certain dormant entities.
(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Based on revenue, Danka Business Systems PLC (also referred to herein as “Danka”, the “Company”, “we”, “us” or “our”) is one of the largest independent providers of managed print services in the United States and Europe/Australia. Managed print services include the provision of office imaging equipment, document solutions and related services and supplies with the objective of managing our customers’ print network and print output requirements to manage efficiencies in their businesses. We offer a wide range of state of the art office imaging products, peripherals and solutions that primarily include digital and color copiers, digital and color multi-function peripherals (“MFPs”), facsimile machines, printers and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales.

Danka’s mission is to deliver value to clients worldwide by using our expert sales, technical and professional services and products to implement effective document information solutions and services. Our product portfolio is designed to enable choice, convenience, custom cost management and continuity. Our vision is to empower our customers to benefit fully from the convergence of image and document technologies in a connected environment. This approach will strengthen our client relationships and expand Danka’s strategic value.

Our strategy to accomplish our mission is to:

•	enhance customer relationships;

•	grow revenues by providing value-added and cost-driven product solutions and services;

•	re-engineer processes and systems;

•	maximize free cash flow generation and reduce net debt; and

•	develop an efficient and productive organization.

We currently operate in over 15 countries. Our reportable segments are the United States and Europe/Australia, which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of the operations in certain countries in light of uncertain conditions. Based on these evaluations, we sold our operations in Canada and Central and South America during the first nine months of fiscal year 2006, and we sold our operations in Portugal and Russia during fiscal year 2005. Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities and we may also be required to realize cumulative translation losses and minimum pension liabilities that would reduce our earnings, all or any of which may have a material impact on our operating results.

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

Allowance for Doubtful Accounts—We provide allowances for doubtful accounts and allowances for billing disputes and inaccuracies on our accounts receivable as follows:

•	Allowances for doubtful accounts: Generally credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that we consider in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions.

•	Allowances for billing disputes and inaccuracies: Because of the difficulties we experience in accurately recording the number of copies made by customers, entering contract information into our system and timely identifying and correcting billing errors, we reduce revenue for an estimate of future credits that will be issued for billing disputes and billing inaccuracies at the time of sale. These estimates are established based on our historical experience of write-offs and credits issued for billing disputes and inaccuracies and are influenced by a number of considerations.

The following table summarizes our net accounts receivable:

	December 31, 2005	March 31, 2005
Accounts receivable, gross	$231,207	$266,992
Allowance for doubtful accounts	(39,567)	(55,577)

Accounts receivable, net	$191,640	$211,415

Allowance for doubtful accounts as a % of gross accounts receivable	17.1%	20.8%

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

Revenue Recognition—We generally have agreements to provide product maintenance services for the equipment that we sell or lease to customers. We follow the guidance in EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, as modified for the impact of higher level accounting literature, to allocate revenue received between the two deliverables in the arrangement – the equipment and the product maintenance services. For arrangements in which the product maintenance services meet the definition in FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, of a separately priced product maintenance contract, revenue equal to the amount paid by the customer to obtain the product maintenance services is allocated to the separately priced maintenance agreement, with the remainder of the revenue allocated to the equipment (or operating lease payments for use of the equipment). For arrangements in which the product maintenance services does not meet the definition in TB 90-1 of a separately priced product maintenance contract, but the revenue recognized related to the equipment is governed by FASB Statement No. 13, Accounting for Leases, revenue is allocated between the equipment (or operating lease payments for use of the equipment) and product maintenance services on a relative fair value basis using our best estimate of fair value of the equipment (or operating lease payments for use of the equipment) and of the product maintenance services.

Revenue from wholesale and retail equipment and related sales, including revenue allocated to equipment sales as discussed above, is recognized upon acceptance of delivery by the customer. In the case of equipment sales financed by third party finance/leasing companies, revenue is recognized at the later of acceptance of delivery by the customer or credit acceptance by the finance/leasing company. In addition, for the sale of certain digital equipment that requires a comprehensive setup by us before it can be used by a customer, revenue is recognized upon the customer’s written confirmation of delivery and installation. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon equipment usage by the customer.

We sell equipment with embedded software to our customers. The embedded software is not sold separately, is not a significant focus of the marketing effort, and we do not provide post contract customer support specific to the software or incur significant costs that are within the scope of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that Statement of Position No. 97-2, Software Revenue Recognition, is not applicable. Revenue from the sales of equipment subject to an operating lease, or of equipment that is leased by or intended to be leased by the purchaser to another party, and sales-type leases is recognized in accordance with FAS No. 13. Revenue from all other sales of equipment is recognized in accordance with SEC Staff Accounting Bulletin No. 104.

Rental operating lease income is recognized straight-line over the lease term. Retail service revenues are generally recognized ratably over the term of the underlying product maintenance contracts. Under the terms of the product maintenance contract, the customer is billed a flat periodic charge and/or a usage-based fee. The typical agreement includes an allowance for a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. We record revenue each period for the flat periodic charge and for actual or estimated usage.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, service and administrative costs because no meaningful allocation of these expenses to equipment, supplies, rental and wholesale costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $6.5 million and $6.8 million for the third quarter of fiscal years 2006 and 2005, respectively and $20.1 million and $21.0 million for the first nine months of fiscal year 2006 and 2005, respectively.

We receive vendor rebates based on arrangements with certain equipment vendors. Those arrangements require vendors to make incentive payments to the Company based on the volume of purchases (dollar amounts, quantity of specific units, etc.) for monthly or quarterly periods. Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at December 31, 2005 and 2004 in most jurisdictions and therefore a valuation allowance has been recorded to reserve its deferred tax assets at December 31, 2005 and 2004 in these jurisdictions.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $203.4 million as of December 31, 2005. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

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

For current disclosure purposes, we compute the impact to earnings (loss) of stock-based compensation using the Black-Scholes option pricing model. SFAS 123 allows the use of option pricing models that were not developed for use in valuing employee stock options.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

The requirements of SFAS No. 123R are effective for our fiscal year beginning April 1, 2006. Early adoption of the provisions of SFAS No. 123R is encouraged, but not required. At meetings held on January 30 and 31, 2006, our Human Resources Committee of the Board of Directors and our Board of Directors approved the acceleration of the vesting of all of our stock options outstanding as of January 31, 2006. The acceleration of the options is to take place on or before March 31, 2006. The purpose of the accelerated vesting is to enable us to avoid recognizing in our income statement compensation expense associated with these options in future periods, due to the adoption of SFAS No. 123R. The pre-tax charge to be avoided upon adoption of SFAS No. 123R is expected to be approximately $2.1 million and represents the fair value of the unvested awards as of the date of the acceleration as determined under SFAS No. 123. As a result of the accelerated vesting, approximately 2.3 million shares with varying remaining vesting schedules will become immediately exercisable. In order to help avoid unintended personal benefits to holders of the accelerated options, any shares received through exercise of accelerated options may not be sold by the option holder until the original vesting date of the accelerated option or the termination of the employment of the option holder, whichever occurs first. In connection with the accelerated vesting, each option agreement underlying such options will be amended.

We expect the adoption of SFAS No. 123R will have an unfavorable impact for all future grants on our consolidated results of operations and net income per common share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines. This requirement may reduce our net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

All grants after March 31, 2006 will be valued using a binomial pricing model and we will recognize the associated expense over the vesting period based on the fair values determined by the binomial pricing model using the accelerated attribution method.

Restructuring Charges—We recognize restructuring charges for the consolidation of back office functions, exiting non-strategic real estate facilities and reducing headcount. These charges are recorded pursuant to formal plans developed and approved by management. These charges are accounted for under the provisions of Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and Statement of Financial Accounting Standards No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”) and the recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 5. “Restructuring Charges (Credits)” to the Consolidated Condensed Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Financial Condition

All tables presented herein are in thousands unless otherwise noted. Certain prior year amounts have been reclassified to conform to the current year presentation.

	December 31, 2005	March 31, 2005
Total assets	$623,575	$769,026
Total liabilities	$584,713	$685,807
Working capital	$46,423	$71,666
Liabilities to liabilities and capital	93.8%	89.2%
Inventory turnover ratio	5x	5x

Total assets as of December 31, 2005 decreased $145.5 million or 18.9% from March 31, 2005. This decrease was primarily due to the sale of our Canadian and Central and South American subsidiaries which reduced assets held for sale by $43.2 million. Accounts receivable decreased $19.8 million resulting from improved collections and decreasing revenue. In addition, cash decreased $41.2 million to fund operations, and fixed assets and rental assets decreased $16.3 million due to continuing depreciation of assets and decreased capital spending on rental assets during the first nine months of fiscal year 2006.

Total liabilities decreased $101.1 million from March 31, 2005, or 14.7%. This decrease is primarily due to the sale of our Canadian and Central and South American subsidiaries which reduced liabilities held for sale by $14.4 million, and a decrease in accrued expenses of $42.8 million due to the payout of restructuring accruals of $16.3 million, payouts of other accrued professional fees of $8.7 million (primarily related to our Sarbanes Oxley compliance efforts during fiscal year 2005) and a decrease in accrued payroll of $10.1 million. Accounts payable decreased $16.4 million due to pay down of payables at the end of the quarter.

Working capital, defined as current assets less current liabilities, decreased $25.2 million from March 31, 2005 primarily resulting from the sale of our Canadian and Central and South American subsidiaries discussed above.

Liabilities to liabilities and capital increased 4.6% at December 31, 2005 compared to March 31, 2005 due to operating losses during the first half of fiscal year 2006.

For the period ending December 31, 2005 our annualized inventory turnover ratio remained stable at 5x.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated statements of operations:

	Three months ended		Nine months ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Revenue:
Retail equipment and related sales	37.7%	36.1%	38.5%	35.4%
Retail service	45.6	47.6	45.7	48.8
Retail supplies and rentals	7.3	7.8	7.5	7.9
Wholesale	9.4	8.5	8.3	7.9

Total revenue	100.0	100.0	100.0	100.0
Cost of sales	68.2	64.0	67.3	63.1

Gross profit	31.8	36.0	32.7	36.9

Selling, general and administrative expenses	30.0	36.8	33.0	35.6
Restructuring charges (credits)	0.0	(0.1)	0.9	(0.2)
Other expense (income)	(0.1)	0.5	0.0	0.2

Operating earnings (loss) from continuing operations	1.9	(1.2)	(1.2)	1.3
Interest expense	(3.0)	(2.7)	(2.9)	(2.6)
Interest income	0.1	0.0	0.0	0.0

Earnings (loss) from continuing operations before income taxes	(1.0)	(3.9)	(4.1)	(1.3)
Provision (benefit) for income taxes	(4.2)	(5.7)	(1.1)	(1.9)

Net earnings (loss) from continuing operations	3.2%	1.8%	(3.0)%	0.6%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended		Nine months ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Retail equipment and related sales	(6.4)%	(0.5)%	1.8%	(4.1)%
Retail service	(14.3)	(5.2)	(12.7)	(5.2)
Retail supplies and rentals	(16.1)	(22.2)	(10.8)	(14.5)
Wholesale	(1.3)	1.5	(2.2)	(0.4)
Total revenue	(10.5)%	(4.6)%	(6.6)%	(5.3)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Three months ended		Nine months ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Retail equipment and related sales	31.6%	35.8%	30.8%	35.1%
Retail service	34.2	39.2	36.2	40.9
Retail supplies and rentals	38.7	40.4	38.2	40.3
Wholesale	16.0	15.4	17.5	17.3
Total gross margin	31.8%	36.0%	32.7%	36.9%

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss), capital expenditures and depreciation-amortization for each of our operating segments from continuing operations:

Revenue, Gross profit and Operating earnings (loss)

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Revenue
United States	$125,475	$137,919	$394,209	$431,200
Europe/Australia	139,986	158,654	430,565	451,431

Total Revenue	$265,461	$296,573	$824,774	$882,631

Gross profit
United States	$43,047	$57,171	$139,127	$178,664
Europe/Australia	41,441	49,722	130,596	147,289

Total Gross profit	$84,488	$106,893	$269,723	$325,953

Operating earnings (loss) from continuing operations
United States(1)	$6,980	$4,749	$7,016	$23,174
Europe/Australia(2)	2,732	2,279	941	13,610

Subtotal	9,712	7,028	7,957	36,784
Other (3)	(4,701)	(10,441)	(18,123)	(25,635)

Total Operating earnings (loss) from continuing operations	$5,011	$(3,413)	$(10,166)	$11,149

Interest expense
United States	$(112)	$(303)	$(940)	$(529)
Europe/Australia	(2,690)	(2,829)	(8,094)	(9,213)

Subtotal	(2,802)	(3,132)	(9,034)	(9,742)
Other (3)	(5,120)	(4,928)	(14,862)	(13,135)

Total Interest expense	$(7,922)	$(8,060)	$(23,896)	$(22,877)

(1)	Includes restructuring charges (credits) of $1.2 million and ($0.5 million) for the three months ended December 31, 2005 and 2004, respectively and $3.1 million and $0.6 million for the nine months ended December 31, 2005 and 2004, respectively.
(2)	Includes restructuring charges (credits) of ($1.3 million) and ($0.3 million) for the three months ended December 31, 2005 and 2004, respectively and $4.5 million and ($2.1 million) for the nine months ended December 31, 2005 and 2004, respectively.
(3)	Other primarily includes corporate expenses and foreign exchange gains/losses.

Approximately 52.7%, and 52.2% of our revenue for the three and nine months ended December 31, 2005, respectively, was generated outside the United States while approximately 53.5% and 51.1% of our revenue was generated outside the United States during the year-ago periods, respectively.

Capital Expenditures and Depreciation and Amortization

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Capital Expenditures
United States	$564	$2,311	$2,912	$3,952
Europe/Australia	1,480	2,446	5,275	8,526

Subtotal	2,044	4,757	8,187	12,478
Other (1)	—	—	18	685

Total Capital Expenditures	$2,044	$4,757	$8,205	$13,163

Depreciation and Amortization
United States	$4,446	$6,147	$14,159	$17,316
Europe/Australia	2,164	2,663	6,953	7,806

Subtotal	6,610	8,810	21,112	25,122
Other (2)	286	336	971	1,348

Total Depreciation and Amortization	$6,896	$9,146	$22,083	$26,470

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	December 31, 2005	March 31, 2005
Assets
United States	$200,721	$232,213
Europe/Australia	346,515	382,797

Subtotal	547,236	615,010
Other (1)	76,339	154,016

Total Assets	$623,575	$769,026

Long-lived Assets (2)
United States	$93,548	$106,032
Europe/Australia	124,336	138,510

Subtotal	217,884	244,542
Other (1)	60,123	72,248

Total Long-lived Assets	$278,007	$316,790

(1)	Other includes corporate assets and assets held for sale from discontinued operations.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
United States	(9.0)%	(13.9)%	(8.6)%	(10.9)%
Europe/Australia	(11.8)	5.2	(4.6)	0.8

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Gross profit margin
United States	34.3%	41.5%	35.3%	41.4%
Europe/Australia	29.6	31.3	30.3	32.6

Operating earnings (loss) margin from continuing operations
United States	5.6%	3.6%	1.8%	5.4%
Europe/Australia	2.0	1.4	0.2	3.0

Three Months Ended December 31, 2005 compared to the Three Months Ended December 31, 2004

Revenue

Revenue includes customer purchases of office peripherals; professional, consulting and maintenance services; supplies; software and related support products; and leasing arrangements. For three months ended December 31, 2005, our revenue decreased by $31.1 million or 10.5% from the three months ended December 31, 2004, with the United States segment decreasing $12.4 million or 9.0% and Europe/Australia decreasing $18.7 million or 11.8%. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures and slower than expected growth in service volume from newer printer manufacturer customers. Our retail equipment and related sales declined due to increased pricing pressures coupled with product portfolio gaps (especially in our 50 page per minute color machine offerings), a delay in certain Europe/Australia orders, and other weaknesses in certain areas of our Europe/Australia business, most notably, the United Kingdom. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue.

Our revenue for the three months ended December 31, 2005 was negatively impacted by $11.4 million of foreign currency movement. During the quarter, 47.3% of our total revenue was generated by our United States segment and 52.7% by our Europe/Australia segment, compared to 46.5% and 53.5% respectively, during the three months ended December 31, 2004.

Retail equipment and related sales for the three months ended December 31, 2005 decreased by $6.9 million or 6.4% to $100.2 million compared to the prior period. The United States was up $1.4 million or 2.6% due to increased sales productivity due to a realignment of our sales force towards a more market-based approach. This increase was offset by increasing pricing pressures and product portfolio gaps.

Retail equipment and related sales revenue in the Europe/Australia segment was down $8.3 million or 15.6%. This decrease was the result of a delay in certain Europe/Australia orders, combined with pricing pressures. This decrease included a negative foreign currency movement of $3.5 million or 6.7%.

Retail service revenue declined by $20.2 million or 14.3% to $120.9 million due largely to the factors discussed above. The United States segment was down $12.6 million or 16.9%. This decrease in the United States segment was also a direct result of lower average per copy charges. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts entered into.

Retail service revenue in the Europe/Australia segment was down $7.6 million or 11.4%. In Germany, France, the Netherlands and the United Kingdom, we are faced with declines in per copy charges related to the transition from analog and early digital devices to more current models. This decrease included a negative foreign currency movement of $4.9 million or 7.3%.

Retail supplies and rental revenue declined by $3.7 million or 16.1% to $19.4 million in the three months ended December 31, 2005 with the United States segment down $1.3 million or 13.2%. This decline was primarily due to non-investment in rental equipment.

Retail supplies and rental revenue in the Europe/Australia segment was down $2.5 million or 18.2%. The decrease in supplies is a result of the trend in the United Kingdom where color machine service contracts are moving from being exclusive to inclusive of toner supplies and thus the related revenue is moving from supplies to service. This decrease included a negative foreign currency movement of $0.7 million or 5.0%.

Wholesale revenue declined by $0.3 million or 1.3% to $25.0 million, due in part to pricing pressures. During fiscal year 2005, we changed the IT platform in our European wholesale business to Oracle and moved the physical location of the administration center. While these changes in the long term will provide a much improved infrastructure for our wholesale business, in the short term, they negatively impacted our ability to accept, process and deliver customer orders during fiscal year 2005 and resulted in customer erosion.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, decreased to 31.8% in the three months ended December 31, 2005 from 36.0% in the year-ago period. Our total gross profit decreased $3.3 million due to foreign currency movements during the quarter. The gross profit margin for the United States segment decreased to 34.3% from 41.5% and the Europe/Australia segment decreased to 29.6% from 31.3% in the year-ago period.

Retail equipment and related sales margins decreased to 31.6% from 35.8% in the year-ago period. Margins decreased in the Europe/Australia segment due to market pricing pressures and unfavorable product mix. In addition, there have been increased market pressures in certain product offerings. Retail equipment and related sales margins decreased in the United States due to increased price competition and a product gap, primarily in our high volume color segment. This has led to discounting of products with more functionality to fill the product portfolio gaps. This decrease was offset by an increase in manufacturer rebates in the United States of $1.7 million quarter over quarter.

Retail service margins decreased to 34.2% from 39.2% in the year-ago period. In the United States, the margins decreased from 43.9% to 35.6%, and in Europe/Australia the margins decreased from 34.0% to 32.7%.

Generally, the decrease in retail service margins was due to the fixed cost element of the service business, combined with lower revenue, and the decision to retain rather than reduce service personnel in anticipation of future service business with certain customers. In addition, service revenues were impacted by the slower than expected ramp up of some of our printer manufacturer contracts combined with start up costs incurred to generate these contracts.

Retail supplies and rental margins decreased to 38.7% from 40.4% in the year-ago period. In the United States, the margin decreased due to continuing depreciation being taken for rental equipment on contracts with certain governmental customers for which revenues have not been recognized in the quarter as there has been delays in executing purchase orders by those customers.

Wholesale margins increased to 16.0% from 15.4% in the year-ago period due to renewed customer loyalty resulting from our conversion to our Oracle system which is helping to alleviate the back office constraints in prior periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the third quarter decreased by $29.4 million or 26.9% from the year-ago period to $79.8 million from $109.2 million. This decline reflects the continuing success of our Vision 21 reengineering initiative. As part of this initiative in the United States, we have outsourced several of our general and administrative functions which have introduced a variable cost element in certain support operations which have historically been part of our fixed costs. This approach has enabled the reduction of our overall costs while delivering differentiated service to our internal and external customers. The continuing focus on improving our internal systems also enabled us to recognize $2.2 million of sales tax recovery in the United States. In addition, we recorded a credit of $3.2 million representing the recovery of overpayments made to our workers’ compensation insurance carrier in the United States and a credit of $1.7 million for the reduction of recorded liabilities for future claims recorded by us but to be paid by the insurance carrier from previous periods. Foreign currency movement decreased SG&A by $3.1 million or 2.8%. As a percentage of total revenue, SG&A expenses decreased to 30.0% in the current quarter from 36.8% in the three months ended December 31, 2004.

Restructuring Charges (Credits)

In fiscal years 2005 and 2004, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, in the three months ended December 31, 2005, we recorded a $1.3 million restructuring charge comprised primarily of severance charges in the United States due to additional cost reduction efforts. This charge was offset by a reduction in severance charges in Europe/Australia of $1.4 million due to favorable severance negotiations and employee attrition. During the year-ago period, we took a restructuring credit of $0.4 million due to the employee attrition partially offset by higher facility charges.

Other (Income) Expense

Other expense decreased $1.7 million year over year primarily due to a loss of $1.1 million associated with the disposal of our subsidiaries in Portugal and Russia in the prior year period.

Operating Earnings (Loss) from Continuing Operations

Our operating earnings from continuing operations was $5.0 million for the three months ended December 31, 2005 compared to a loss of $3.4 million in the prior year period. These operating earnings were attributable to the decreases in SG&A, including one time corrections that reduced expenses, offset by lower sales and our lower gross margins as discussed above.

Interest Expense and Interest Income

Interest expense remained relatively stable at $7.9 million while interest income increased by $0.2 million.

Income Taxes

We recorded an income tax benefit of $11.1 million in the three months ended December 31, 2005 compared to a tax benefit of $16.9 million in the prior year period. The tax benefit during the current quarter resulted from the resolution of various tax contingencies primarily in the United States. The income tax benefit in the prior year quarter resulted from favorable settlements of tax audits in Europe.

Net Earnings (Loss) from Continuing Operations

Net earnings from continuing operations was $8.4 million in the three months ended December 31, 2005 compared to net earnings from continuing operations of $5.4 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred net earnings from continuing operations attributable to common shareholders of $0.05 per ADS during the current period compared to net earnings from continuing operations of $0.01 per ADS in the year-ago period.

Exchange Rates

We operate in over 15 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 52.7% and 53.5% of our revenue in the three months ended December 31, 2005 and 2004, respectively, was generated outside the United States in our Europe/Australia segment.

In comparing the average exchange rates between the three months ended December 31, 2005 and the year-ago period, the euro currency and the British Sterling pound weakened against the dollar by approximately 8.3% and 6.3% respectively. The change in exchange rates negatively impacted revenue in the quarter by approximately $11.4 million, decreased gross profit by $3.3 million and decreased SG&A by less than $3.1 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our inter-company loans at December 31, 2005, a change of 1.0% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of approximately $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-U.S. subsidiaries from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Nine months Ended December 31, 2005 compared to the Nine months Ended December 31, 2004

Revenue

In the first nine months of fiscal year 2006, our revenue decreased by $57.9 million or 6.6% from the first nine months of fiscal year 2005, with the United States segment decreasing $37.0 million or 8.6% and Europe/Australia decreasing by $20.9 million or 4.6%. Service revenues continued to decline due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charges) due to competitive pricing pressures and slower than expected growth in service volume from newer printer manufacturer contracts. Our retail equipment and related sales declined due to increased pricing pressures coupled with product portfolio gaps (especially in our 50 page per minute color machine offerings), a delay in certain National Accounts sales in the United States, and weaknesses in certain areas of our Europe/Australia business, most notably the United Kingdom. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue.

Our total revenue for the nine month period was impacted by $4.6 million of negative foreign currency movement compared to the year ago period, all of which was attributable to Europe/Australia. During the current period, 47.8% of our total revenue was generated by our United States segment and 52.2% by our Europe/Australia segment, compared to 48.9% and 51.1%, respectively, during the year-ago period.

Retail equipment and related sales increased by $5.8 million or 1.8% to $317.7 million, with the United States up $3.7 million or 2.2%. Increases year over year are due to increased sales productivity, offset by softer National Accounts business (where we had several large transactions delay and not close during the period), increasing pricing pressures and product portfolio gaps.

Retail equipment and related sales revenue in the Europe/Australia segment was up $2.1 million or 1.4%. This increase year over year is due to increased sales productivity which was attributable to better sales coverage as a result of the retention of qualified sales personnel. This increase was offset by a negative foreign currency movement of $1.2 million.

Retail service revenue declined by $54.6 million or 12.7% to $376.5 million due to the factors discussed above. The United States segment was down $37.5 million or 16.0%. This decrease in the United States segment was also a direct result of lower average per copy charges. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts.

Retail service revenue in the Europe/Australia segment was down $17.1 million or 8.7%. In Germany, France, Netherlands and United Kingdom, we are faced with declines in per copy charges related to the transition of analogue and early digital devices to more current models. This decrease included a negative foreign currency movement of $2.3 million.

Retail supplies and rental revenue declined by $7.5 million or 10.8% to $62.1 million, with retail supplies and rental revenue in the United States segment down $3.2 million or 10.9% in the first nine months of fiscal year 2006. This decline was primarily due to the continued strategy of non-investment in rental equipment.

Retail supplies and rental revenue in the Europe/Australia segment was down $4.3 million or 10.8%. In addition to the continued strategy of non-investment in rental equipment, the supplies decrease is associated with the performance in the United Kingdom where the trend for color machine service contracts is moving from being exclusive to inclusive for toner supplies and thus the related revenue moves from supplies to service.

Wholesale revenue declined $1.5 million or 2.2% in the first nine months of fiscal year 2006 due in part to pricing pressures. During fiscal year 2005, we changed the IT platform in our European wholesale business to Oracle and moved the physical location of the administration center. While these changes in the long term will provide a much improved infrastructure for our wholesale business, in the short term, they negatively impacted our ability to accept, process and deliver customer orders during fiscal year 2005 and resulted in customer erosion. This decrease included a $1.0 million negative foreign currency movement.

Gross Profit

Our total gross profit margin decreased to 32.7% in the first nine months of fiscal year 2006 from 36.9% in the year-ago period. Our total gross profit decreased $1.3 million due to foreign currency movements during the period. The gross profit margin for the United States segment decreased to 35.3% from 41.4% and the Europe/Australia segment decreased to 30.3% from 32.6% in the year-ago period. Margins could continue to be impacted if we are not successful in slowing or reversing the declines in our retail service revenues.

The retail equipment and related sales margin decreased to 30.8% from 35.1% in the year-ago period. Margins decreased in the Europe/Australia segment due to market pricing pressures and unfavorable product mix, as well as a large, no margin transaction in the United Kingdom where a deal was entered into to retain a large service customer. In addition, there have been increased market pressures in certain product offerings. Retail equipment and related sales margins decreased in the United States due to increased price competition and a product gap primarily in our high volume color segment. This has led to discounting of products with more functionality to fill the product portfolio gaps. This decrease was offset by an increase in manufacturer rebates in the United States of $5.9 million year over year.

Retail service margins decreased to 36.2% from 40.9% in the year-ago period. Generally the decrease was due to the fixed cost element of the service business, combined with lower revenue, and the decision to retain rather than reduce service personnel in anticipation of future service business with certain customers. In addition, service revenues were impacted by slower than expected ramp up of some of our printer manufacturer contacts combined with start up costs incurred to generate these contracts.

Retail supplies and rental margins decreased to 38.2% from 40.3% in the year-ago period. In the United States, margins decreased due to continuing depreciation being taking for rental equipment on contracts with certain governmental customers for which revenues have not been recognized during the period, since there have been delays in executing purchase orders by those customers. In Europe/Australia margins reduced in line with revenue decreases.

Wholesale margins remained relatively stable at 17.5% from the year-ago period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased by $42.1 million or 13.4% from the year-ago period to $272.6 million. This decline reflects the continuing success of our Vision 21 reengineering initiative. As part of this initiative in the United States, we have outsourced several of our general and administrative functions which have introduced a variable cost element in certain support operations which have historically been part of our fixed costs. This approach has enabled the reduction of our overall costs while delivering differentiated service to our internal and external customers. The continuing focus on improving our internal systems also enabled us to recognize $5.5 million of sales tax recovery in the United States. In addition, we recorded a credit of $3.2 million representing the recovery of overpayments made to our workers’ compensation insurance carrier in the United States and a credit of $1.7 million for the reduction of recorded liabilities for future claims recorded by us but to be paid by the insurance carrier from previous periods. These decreases were offset by a charge of $2.9 million relating to the correction of an error in the accounting for a long-lived asset at March 31, 2005.

Restructuring Charges (Credits)

In fiscal years 2005 and 2004, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, in the first nine months of fiscal year 2006, we recorded a $7.6 million restructuring charge comprised primarily of severance charges due to additional cost reduction efforts. During the prior year, we reversed $1.7 million of severance charges due to employee attrition partially offset by higher facility charges.

Other (Income) Expense

Other expense decreased $2.1 million year over year primarily due to a $1.1 million loss associated with the disposal of our subsidiaries in Portugal and Russia in the prior year period.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $10.2 million in first nine months of fiscal year 2006 compared to earnings of $11.1 million in the first nine months of fiscal year 2005. This operating loss was attributable to our lower revenues, lower gross margins and restructuring charges, offset by the decreases in SG&A due to the one time corrections which reduced SG&A as discussed above.

Interest Expense and Interest Income

Interest expense increased from the year ago period by $1.0 million to $23.9 million. This increase related to borrowings under our Fleet Credit Facility. Interest income increased to $0.3 million.

Income Taxes

We recorded income tax benefit of $9.0 million in the first nine months of fiscal year 2006 compared to tax benefit of $16.7 million in the prior year period. The income tax benefit for the nine month period resulted from the resolution of various tax contingencies (principally in the United States) totaling $10.7 million, which was offset by income tax expense of $1.7 million attributable to current year results. The income tax benefit for the prior year period resulted from settlement of tax audits in the our European operations of $19.0 million, which was offset by income tax expense of $2.3 million attributable to prior year results.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $24.7 million in the first nine months of fiscal year 2006 compared to net earnings of $5.1 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $0.64 per ADS in the first nine months of fiscal year 2006 compared to a net loss from continuing operations of $0.16 per ADS in the first nine months of fiscal year 2005.

Exchange Rates

We operate in over 15 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 52.2% and 51.1% of our revenue in the first nine months of fiscal years 2006 and 2005, respectively, was generated outside the United States in our Europe/Australia segment.

In comparing the average exchange rates between the first nine months of fiscal year 2006 and the year ago period, the euro currency and British pound sterling weakened against the United States dollar by approximately 1.5% and 1.9%, respectively. The change in exchange rates negatively impacted revenue by approximately $4.6 million, decreased gross profit by $1.3 million and decreased SG&A by $1.2 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our inter-company loans at December 31, 2005, a change of 1.0% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of approximately $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our non-U.S. subsidiaries from local currencies to the dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first nine months of fiscal years 2006 and 2005 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	Nine months ended December 31,
	2005	2004
Net cash used in operating activities	$(50,708)	$(9,817)
Net cash provided by (used in) investing activities	8,927	(14,751)
Net cash provided by (used in) financing activities	(1,327)	585
Effect of discontinued operations	5,995	2,139
Effect of exchange rates	(4,097)	4,244

Net decrease in cash	(41,210)	(17,600)
Cash and cash equivalents, beginning of period	91,925	106,854

Cash and cash equivalents, end of period	$50,715	$89,254

Cash flows

Our generation and use of cash is cyclical within a quarter. Typically, we generate a significant portion of our cash toward the end of each quarter where we typically conclude a large percentage of our retail equipment transactions while our use of cash is more evenly spread over the quarter with a much greater use of cash toward the beginning of the quarter, when we typically pay vendors for products sold toward the end of the quarter and for other services provided during the quarter. This quarter we have used our cash more evenly throughout the period and have used cash to reduce our accounts payable and accrued expenses, which we expect will help improve the operation of our business.

In the first and third quarter of every fiscal year, we make combined interest payments of $12.8 million for the 10.0% subordinated notes and the 11.0% senior notes.

Generally cash provided by operations and cash on the balance sheet continue to be our primary sources of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities was $50.7 million and $9.8 million in the first nine months of fiscal year 2006 and 2005, respectively. This increase in cash usage during the first nine months of fiscal year 2006 from the comparative prior year period is primarily due to the loss from continuing operations, payouts of restructuring of $16.3 million, payouts of accrued professional fees of $8.7 million and reductions in accounts payable and other accrued expenses. These uses of cash were offset somewhat by net collections of accounts receivable of $21.2 million.

Because of our operating losses, the continuing cash flows used in operations, interest payments on our debt and cash requirements for restructuring payments, liquidity was negatively impacted during the first nine months of fiscal year 2006. Additionally, we expect to make tax payments related to audit settlements in Europe of $9.7 million in the last quarter of fiscal year 2006.

Our net cash flow provided by investing activities was $8.9 million for the first nine months of fiscal year 2006 compared to net cash used in investing activities of $14.8 million for the first nine months of fiscal year 2005. Cash provided by investing activities during the first nine months of fiscal year 2006 resulted from cash generated by the sale of our Canadian and Central and South American subsidiaries. Cash used in investing activities during the prior year period is the result of capital expenditures and the payment of $2.1 million for the acquisition of Image One, a regional print service provider.

Our net cash flow used in financing activities was $1.3 million compared to net cash provided by financing activities of $0.6 million for the year-ago period. Cash flow used in financing activities in the current period is the resulted from the paydown on our capital leases.

In addition, our cash is also located in each of the countries we do business in, some of which is more difficult to access due to country restrictions. We also have restricted cash of $12.2 million due to the cash collateralization of our lines of credit with Fleet and ABN Amro and of certain letters of credit with insurance companies. The ABN Amro letter of credit facility expired on December 31, 2005. As a result, beginning January 1, 2006, we were required to increase our cash collateralization of our letter of credit by Euro 6.8 million (U.S. $8.1 million). Our liquidity could also be impacted if our equipment vendors were to reduce existing lines of credit for the purchase of equipment.

We believe cash and cash equivalents on hand, together with the availability of our credit facility, are sufficient to fund our cash requirements for the next twelve months.

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

As part of these plans, we recorded a $7.4 million restructuring charge in the first nine months of fiscal year 2006. Cash outlays for severance and facilities during the nine month period were $8.0 million. The other non-cash changes of $0.9 million represent foreign currency adjustments.

In the three months ended December 31, 2005, we recorded a $1.3 million restructuring charge comprised primarily of severance charges in the United States due to additional cost reduction efforts. This charge was offset by a reduction in severance charges in Europe/Australia of $1.4 million due to favorable severance negotiations and employee attrition. Cash outlays for the employee severance and facilities during the three month period were $3.1 million.

We expect to incur approximately $1.0 million to $3.0 million in restructuring charges relating to the fiscal year 2005 plan over the next quarter.

The remaining liability of the 2005 Plan restructuring charge of $5.2 million and $3.7 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

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

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
Severance	$12,828	$10,007	$6,983	$(7,805)	$(688)	$8,497
Future lease obligations on facility closures	934	367	391	(233)	(167)	358

Total	$13,762	$10,374	$7,374	$(8,038)	$(855)	$8,855

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
United States	$3,542	$2,687	$2,533	$(3,790)	$—	$1,430
Europe/Australia	9,286	7,320	4,450	(4,015)	(688)	7,067

Total	$12,828	$10,007	$6,983	$(7,805)	$(688)	$8,497

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
United States	$615	$—	$293	$(151)	$—	$142
Europe/Australia	319	367	98	(82)	(167)	216

Total	$934	$367	$391	$(233)	$(167)	$358

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

Cash outlays for facilities for the three and nine months ending December 31, 2005 were $1.3 million and $6.3 million, respectively. We incurred $0.5 million of fiscal year 2004 Plan facility charges during fiscal year 2006, as a result of broker commissions paid in the United States due to the sub-lease of certain facilities. If remaining leases are not terminated, payments will continue through their respective terms.

Cash outlays for employee severance during the three and nine month period were $0.3 million and $2.0 million, respectively. In addition, we reversed $0.3 million of severance costs during the nine month period due to employee attrition. The remaining non-cash change of $0.4 million represents foreign currency adjustments.

The remaining liability of the 2004 Plan restructuring charge of $4.3 million and $2.9 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

We expected to realize savings between $51 million and $56 million in connection with the fiscal year 2004 restructuring plan. Management believes substantially all of these savings were realized through lower personnel and facility related costs during fiscal year 2005.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
Severance	$21,418	$3,117	$(286)	$(1,968)	$(159)	$704
Future lease obligations on facility closures	25,634	12,606	490	(6,306)	(258)	6,532

Total	$47,052	$15,723	$204	$(8,274)	$(417)	$7,236

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
United States	$7,597	$313	$(101)	$(212)	$—	$—
Europe/Australia	13,773	2,804	(185)	(1,756)	(159)	704
Other (1)	48	—	—	—	—	—

Total	$21,418	$3,117	$(286)	$(1,968)	$(159)	$704

(1)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to December 31, 2005	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2005
United States	$15,621	$6,600	$420	$(3,657)	$—	$3,363
Europe/Australia	5,568	4,437	70	(1,080)	(258)	3,169
Other (1)	4,445	1,569	—	(1,569)	—	—

Total	$25,634	$12,606	$490	$(6,306)	$(258)	$6,532

(1)	Includes corporate charges

Long-Term Debt

The following table sets forth our future payments for our long-term debt:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	2,942	1,582	1,360
Other long-term obligations	544	131	413
Less unamortized discount	(2,978)	—	(2,978)

Total	$240,028	$1,713	$238,315

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

If, for any fiscal year commencing with the fiscal year ending March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50.0% of such excess cash flow to purchase their senior notes at 101.0% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. As of December 31, 2005 there has not been excess cash flow.

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The balance of these costs as of December 31, 2005 was $4.6 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of December 31, 2005 was $3.0 million.

We have a credit facility which expires on January 4, 2008, with Bank of America, who acquired Fleet Capital Corporation, (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires us to keep $5.0 million of cash in an operating account. During the nine months ended December 31, 2005 our borrowings under the Credit Fleet Facility ranged between $5 million and $13 million at any one time, all of which were repaid by the end of the quarter. As of December 31, 2005, the borrowing base for the credit facility was $38.2 million and we had no borrowings under the Fleet Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of the quarter.

We incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and are amortizing these costs over the remaining term of the credit facility. The balance of these costs as of December 31, 2005 was $0.3 million.

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $14.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $5.9 million).

On January 1, 2006, we opened a replacement letter of credit facility with ABN AMRO in favor of Ricoh in the amount of Euro 11.8 million (U.S. $14.0 million) that is fully cash collateralized and will expire on March 31, 2006. This agreement can be renewed.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at December 31, 2005.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$175,000	$—
Long-term debt – 10.0% Notes	64,520	—	64,520	—	—
Capital lease obligations	2,942	1,582	1,360	—	—
Other long-term obligations	544	131	165	72	176
Restructuring payment obligations (1)	16,080	9,414	6,666	—	—
Operating lease obligations	95,203	21,718	31,622	15,731	26,132
Purchase obligations	84,905	83,384	1,488	33	—
Estimated pension obligations	27,394	1,963	3,267	2,500	19,664

Total contractual obligations	$466,588	$118,192	$109,088	$193,336	$45,972

(1)	Includes amounts as part of restructuring plans committed to by management.

The above table does not include interest payments of $3.2 million paid every six months on April 1 and October 1 on our 10.0% subordinated notes due April 1, 2008 or interest payments of $9.6 million paid every six months on June 15 and December 15 on our 11.0% senior notes due June 15, 2010.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares, or the participating shares, for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. In accordance with the terms of their issue, dividends were payable in the form of additional participating shares in the period through to December 2004. The terms of the issue of the senior notes due 2010 forbid the payment of cash dividends. Accordingly, dividends, which are cumulative, were paid in the form of additional participating shares through December 2004. At that time, we were obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which includes our credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The holders of the participating shares are, in general, entitled to appoint two directors to the board. In the event that the Company does not pay dividends in cash for six successive quarters following December 2004, they are entitled to appoint a further two directors until the time the Company has paid cash dividends on the participating shares for four successive quarters.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of December 31, 2005 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 28.7% of the total voting power of our capital stock which includes an additional 101,202 participating shares in respect of payment-in-kind dividends.

If, by December 17, 2010, we have not converted or otherwise redeemed the participating shares, we are required, subject to compliance with applicable laws and the instruments governing our indebtedness, and except as set out immediately following to redeem all of the then outstanding participating shares. If we fail to do this, we must then redeem the maximum number of such shares that can then lawfully be redeemed, assuming that the liquidation value per participating share is at that time greater than the market value of the ordinary shares into which the participating shares are convertible. The amount to be paid on the redemption of each participating share in cash is the greater of (a) the then liquidation value or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. If the price set out in (b) above is applicable, we are permitted to convert the participating shares into the number of ordinary shares into which they are convertible instead of making the cash payment.

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the nine months ended December 31, 2005 and 2004, we were not required to make any penalty payments to GECC.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them. We expect to pay $9.7 million to certain European tax authorities by the end fiscal year 2006 principally in settlement of completed audits.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

The requirements of SFAS No. 123R are effective for our fiscal year beginning April 1, 2006. Early adoption of the provisions of SFAS No. 123R is encouraged, but not required. At meetings held on January 30 and 31, 2006, our Human Resources Committee of the Board of Directors and our Board of Directors approved the acceleration of the vesting of all of our stock options outstanding as of January 31, 2006. The acceleration of the options is to take place on or before March 31, 2006. The purpose of the accelerated vesting is to enable us to avoid recognizing in our income statement compensation expense associated with these options in future periods, due to the adoption of SFAS No. 123R. The pre-tax charge to be avoided upon to adoption of SFAS No. 123R is expected to be approximately $2.1 million and represents the fair value of the unvested awards as of the date of the acceleration as determined under SFAS No. 123. As a result of the accelerated vesting, approximately 2.3 million shares with varying remaining vesting schedules will become immediately exercisable. In order to help avoid unintended personal benefits to holders of the accelerated options, any shares received through exercise of accelerated options may not be sold by the option holder until the original vesting date of the accelerated option or the termination of the employment of the option holder, whichever occurs first. In connection with the accelerated vesting, each option agreement underlying such options will be amended.

We expect the adoption of SFAS No. 123R will have an unfavorable impact for all future grants on our consolidated results of operations and net income per common share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines. This requirement may reduce our net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

All grants after March 31, 2006 will be valued using a binomial pricing model and we will recognize the associated expense over the vesting period based on the fair values determined by the binomial pricing model using the accelerated attribution method.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facility, while the 11.0% senior notes and the 10.0% subordinated notes bear a fixed rate.

We have outstanding $64.5 million of subordinated notes that have a fixed annual interest rate of 10.0% and interest payments of $3.2 million for the subordinated notes will be paid every six months on April 1 and October 1. The subordinated notes mature on April 1, 2008.

We have outstanding $175.0 million aggregate principal amount of senior notes that have a fixed annual interest rate of 11.0% and interest payments of $9.6 million for the senior notes will be paid every six months on June 15 and December 15. The senior notes mature on June 15, 2010.

We also have a credit facility with Bank of America, who acquired Fleet Capital Corporation that expires on January 4, 2008, to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sublimit for standby and documentary letters of credit. The Fleet Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon.

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $14.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $5.9 million).

On January 1, 2006, we opened a replacement letter of credit facility with ABN AMRO in favor of Ricoh in the amount of Euro 11.8 million (U.S. $14.0 million) that is fully cash collateralized and will expire on March 31, 2006. This agreement can be renewed.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from Europe/Australia represented approximately 52.7% and 52.2% of our consolidated revenue during the first three and nine months ended December 31, 2005, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At December 31, 2005, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the nine month periods ended December 31, 2005 and 2004, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first nine months of fiscal year 2006 were negatively impacted by a $4.6 million foreign currency movement, primarily due to the weakening of the euro and the British pound sterling versus the U.S. dollar.

Changes in foreign exchange rates that have the largest impact on translating our international operating profits relate to the euro and the British pound versus the U.S. dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $4.3 million in the first nine months of fiscal 2006, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a- 15(e) and 15d-15(e). Based upon this evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weaknesses in our internal control over financial reporting identified during the fiscal 2005 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate the material weaknesses that were identified at March 31, 2005, additional action is still required. To address the control weaknesses, the Company performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly presents, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services regarding local statutory audits and assist in certain tax issues during the nine months ended December 31, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual general meeting of the shareholders of Danka Business Systems PLC was held on November 9, 2005. At the meeting, the following actions were taken by the shareholders:

1. David J. Downes was elected as Director of the Company. The voting on resolution was as follows:

FOR	159.8 million
AGAINST	1.8 million
ABSTAIN	0

2. Kevin C. Daly was re-elected as Director of the Company. The voting on resolution was as follows:

FOR	159.8 million
AGAINST	1.8 million
ABSTAIN	0

3. W. Andres McKenna was re-elected as Director of the Company. The voting on resolution was as follows:

FOR	159.7 million
AGAINST	1.8 million
ABSTAIN	0

4. Christopher B. Harned was re-elected as Director of the Company. The voting on resolution was as follows:

FOR	159.6 million
AGAINST	1.8 million
ABSTAIN	0

The following directors continued their terms of office after the meeting: Jamie W. Ellertson, J. Ernst Riddle, Todd Mavis, James L. Singleton and Erik Vonk. Michael B. Gifford retired from the Board of Directors effective November 9, 2005.

5. Ernst & Young LLP was re-appointed as our auditor for fiscal year 2006, and the Board of Directors, or duly appointed Committee thereof, was authorized to fix the auditor’s remuneration. The voting on resolution was as follows:

FOR	159.3 million
AGAINST	2.1 million
ABSTAIN	0

6. The Board of Directors was granted the authority to allot securities up to an aggregate nominal amount of £1,068,387. The voting on resolution was as follows:

FOR	159.6 million
AGAINST	1.9 million
ABSTAIN	0

7. The Board of Directors was granted the authority to allot equity securities, subject to certain limitations, without providing certain pre-emptive rights. The voting was as follows:

FOR	157.9 million
AGAINST	2.9 million
ABSTAIN	0

8. The Directors’ Remuneration report for fiscal year 2005 was approved. The voting on resolution was as follows:

FOR	118.7 million
AGAINST	42.8 million
ABSTAIN	0

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

Danka Business Systems PLC
(Registrant)

Date: February 8, 2006	/s/ Edward K. Quibell
Edward K. Quibell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.