Form 10-K
period 2006-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2006-06-08
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006.

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

Ordinary Shares

1.25 p each

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by a check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

The aggregate market value of voting shares held by non-affiliates of the registrant as of September 30, 2005 was $171,155,619 based on the average bid and asked prices of American Depositary Shares or ADSs, as quoted on the NASDAQ SmallCap Market. As of June 1, 2006, the registrant had 256,529,024 ordinary shares outstanding, including 56,683,487 represented by ADSs. Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts.

DANKA BUSINESS SYSTEMS PLC

Annual Report on Form 10-K for March 31, 2006

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition from non-traditional competitors as the result of evolving and converging technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute current and new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to access vendor or bank lines of credit, which could adversely affect our liquidity; (xi) any inability to record and process key data due to ineffective implementation of business processes and policies; (xii) any negative impact from the loss of a key vendor or customer; (xiii) any negative impact from the loss of any of our senior or key management personnel; (xiv) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xv) any negative impact from the international scope of our operations; (xvi) fluctuations in foreign currencies; (xvii) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xviii) any inability to continue to access our credit facilities, or comply with the financial or other representations, warranties or covenants in our debt instruments; (xix) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters, including hurricanes; (xx) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; (xxi) any inability by us to remediate our material weaknesses and (xxii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

Operating Earnings—We generated an operating loss for fiscal year 2006 of $24.7 million due to decreased revenue and gross margins and increased restructuring charges. The operating losses for fiscal year 2006 included $12.5 million in restructuring charges. If we are not able to increase our revenue and improve our gross margins or reduce our operating costs, these operating losses may continue in the future. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

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

Indebtedness—At March 31, 2006, we had consolidated indebtedness, including current maturities of long-term debt and notes payable, of $249.6 million which included $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11.0% senior notes due June 15, 2010, less unamortized discount of $2.8 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes accrue interest which is paid every six months on June 15 and December 15.

The amount of our indebtedness could have important consequences to us, including the following:

•	use of a portion of our cash flow to pay interest on our indebtedness will reduce the availability of our cash flow and liquidity to fund working capital, capital expenditures, strategic initiatives, restructuring and other business activities, including our ability to keep pace with the technological, competitive and other changes currently affecting our industry;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability in making strategic acquisitions or exploiting business opportunities; and

•	limit our operational flexibility, including our ability to borrow additional funds, access our vendor credit lines, or dispose of assets.

Debt and Credit Facilities—The indenture governing our senior notes and our $50 million senior secured revolving credit facility with Bank of America, which acquired Fleet Capital Corporation (or “Fleet Credit Facility”), contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; (2) create liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; and (8) engage in mergers or consolidations. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the indenture governing the senior notes may require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

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

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Kodak, Hewlett-Packard and Konica-Minolta. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies, vendor rebates and significant levels of vendor trade creditor financing for our purchases of products from them. Any inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the discontinuation of vendor rebate programs or adequate levels of vendor financing may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors or any of our other vendors will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices. We also rely on non-equipment vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

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

Another industry change that has been fueled by technological changes is the migration of copy volume from traditional stand-alone copiers to network printers. This change allows end users to print distributed documents on printers linked directly to their personal computers as opposed to receiving copies of such documents that were copied on a traditional stand-alone copier. We will need to increasingly provide comprehensive solutions to our customers, such as offering digital copiers, MFPs, software solutions and printers that are directly linked to their networks, in order to remain competitive. Finally, the speed of technological changes may cause us in the future to write down our inventory, including, but not limited to, showroom, rental and other equipment and related supplies and parts, including parts and supplies for our TechSource initiative, as a result of obsolescence. In order to remain competitive, we must quickly and effectively respond to changing technology. Otherwise, such developments of technologies in our industry may impair our business, financial condition, results of operations or competitive position.

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

Our largest third party financing company in Europe, which is centrally organized, is De Lage Landen International B.V. (“DLL”), a 100% owned subsidiary of Rabobank. In December 2005, DLL issued notice of termination of its existing local operating agreements. These terminations are effective June 2006. We are currently in discussions with DLL to negotiate new agreements on or before the expiration of the existing agreements. While we currently have meaningful alternative lease funding sources available in most of Europe (including ING Group, BNP Paribas and GECC), failure to negotiate a new agreement with DLL could adversely impact our revenue and profitability as a change in lease companies can involve higher costs and early lease termination penalties compared to the existing DLL agreements.

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

Information Systems—Certain of our Europe/Australia operations run on numerous, disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems are labor intensive and expensive. We have determined that we need to upgrade our information systems and have standardized our network infrastructure and email system across Europe/Australia. Oracle has been implemented in Italy and the Netherlands, and other countries may be upgraded from the existing legacy systems to the latest Oracle releases where possible. The failure to solve our management information system issues in those Europe/Australia operations or any disruption in our business processes when we upgrade any of our IT systems worldwide could materially and adversely affect our operations, internal controls, financial position or results of operations.

Disaster Recovery—Our systems in the United States are designed for security and reliability. We regularly back up our information systems and subject them to a virus scan. These efforts are intended to buttress the integrity and security of our information systems and the data stored in them, and to minimize the potential for loss in the event of a disaster, including, but not limited to, natural disasters or terrorist attacks. During fiscal year 2005, we entered into a hosting agreement with IBM for the management of our U.S. information systems infrastructure. This arrangement has relocated our data center out of Florida to a secure location in Atlanta, Georgia, which we believe has provided an additional disaster recovery capability. Our facilities have reserve power generating systems to prevent the loss of power and minimize downtime in the event of shortages; however, should a natural disaster impact our critical United States facilities, which are primarily located in St. Petersburg, Florida, we may suffer disruption of certain critical support functions.

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

Business Processes and Policies—Our past rapid expansion through acquisitions, past financial difficulties and a historical lack of focus on, and investment in, our information systems have impeded our ability to develop and implement internal controls and business processes consistently and enforce policies effectively. We have identified instances where we do not have adequate processes in place or our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions and inadequate document retention. We continue to address these issues and will implement the following steps to remediate:

•	Review existing contract terms and verify that such terms agree with our customer’s understanding and the information in our accounting system;

•	Improve our meter reading capabilities by increasing the automation of key processes;

•	Take steps to systematically gather information to allow for analysis and development of targeted control improvements;

•	Establish a cross functional team to study errors identified and design and aid in the implementation of improved controls; and

•	Provide additional training and increased responsibility to account managers to better ensure that customers receive billings that are free from error or inaccuracies.

While these steps are currently underway, there is no assurance that all of these issues will be completely rectified. See our discussion in Item 9A-Controls and Procedures regarding a material weakness in our revenue and billing process.

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 52.3% of our revenue outside the United States during fiscal year 2006. We market office imaging equipment, document solutions and related services and supplies directly to customers in over 15 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Based on these evaluations, we sold operations in Canada and Central and South America during fiscal year 2006, and sold operations in Portugal and Russia during fiscal year 2005. Should we decide to downsize or exit any of our other businesses, we could incur costs relating to severance, closure of facilities and write-off of goodwill, and we may also be required to recognize cumulative translation losses and minimum pension liabilities that would reduce our earnings.

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

The majority of our revenues outside the United States are denominated in either the euro or the British pound sterling. During fiscal year 2006, the euro weakened 6.4% against the United States dollar and the British pound sterling weakened 7.9% against the United States dollar, resulting in lower revenues.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our intercompany loans at March 31, 2006, an increase of 1% in the exchange rate for the euro and British pound sterling versus the United States dollar would cause a foreign exchange loss of less than $0.1 million, while a decrease of 1% in the exchange rate of the euro and the British pound sterling versus the U.S. dollar would cause a foreign exchange gain of less than $0.1 million.

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

Disclosure Controls and Procedures and Internal Controls—We maintain disclosure controls and procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Audit Committee and management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our objective is to maintain internal controls that are designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, in order to permit the preparation of our consolidated financial statements in conformity with generally accepted accounting principles and to comply with Sections 302, 906 and 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act” or “Sarbanes-Oxley”).

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

Compliance with Sarbanes-Oxley Act of 2002—Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors are required to attest to, the effectiveness of our internal controls over financial reporting on an ongoing basis. Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting is ongoing. As a result of our assessment conducted as of March 31, 2006, we identified a material weakness in our revenue and billing process.

We are committed to addressing this material weakness. However, if we are unsuccessful in our focused effort to permanently and effectively remediate this material weakness, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted. In addition, if we do not remediate this weakness, we will not be able to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective in the current fiscal year. It is not possible to say at this time what conclusions our management or independent registered public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the end of fiscal year 2007. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see “Controls and Procedures” in Item 9A. Controls and Procedures, included in this report.

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

As of the date of filing of this annual report, we have insufficient accumulated, realized profits to pay dividends on our ordinary shares. In addition, our Fleet Credit Facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent, and the indenture governing the senior notes restricts our ability to pay such dividends. Also, we may pay dividends on our ordinary shares only if we have paid all dividends due on our 6.50% senior convertible participating shares.

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

PART I

ITEM 1. BUSINESS

Based on revenue, we are one of the largest independent providers of comprehensive document solutions including office imaging equipment, software, support, and related services and supplies in the United States and Europe/Australia. We offer a wide range of state of the art office imaging products, services, supplies and solutions that primarily include digital and color copiers, digital and color multifunction peripherals, (“MFPs”) facsimile machines and software, contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training, collectively referred to as Danka Document Services. We operate in over 15 countries and employ approximately 4,500 individuals. We generated approximately 48% of our total revenue for fiscal year 2006 from within the United States and 52% from Europe and Australia.

Our revenue is generated from two primary sources: (1) new retail equipment and related sales and (2) service and supply contracts. We primarily sell Canon products in the United States and Ricoh products, on a retail and wholesale basis under our proprietary Infotec tradename, in Europe. We also sell other brands, including Kodak/Nexpress, Toshiba, Konica-Minolta and Hewlett-Packard. A significant portion of our retail equipment and related sales are made to existing customers, and nearly all are sold with a service or supply contract. In the United States, these contracts typically have an initial term of one to three years and renew on an annual basis thereafter, whereas in Europe, these contracts typically have a term of one to five years. A large majority of our retail equipment and related sales are financed by third party finance or leasing companies. For fiscal year 2006, retail equipment and related sales accounted for approximately 39% of our total revenue.

Our marketing and selling efforts target the mid- to high-volume black and white image market, which is concentrated in monochrome equipment that can produce from 31 to greater than 91 copies per minute, and the growing color image market. Within these markets, our primary products include state of the art digital and color copiers and MFPs that copy, print, scan and fax information and related software and service.

We have a world-wide installed machine base of analog and digital copiers and MFPs of approximately 250,000 units, which we refer to as machines in field (“MIF”), which generate monthly recurring revenues under our service contracts. Our service revenue generated from these contracts is closely correlated to the number, type and mix of analog, digital and digitally-connected machines in our MIF. In fiscal year 2006, our service revenue accounted for approximately 46% of our total revenue.

We are a public limited company organized under the laws of England and Wales and we were incorporated on March 13, 1973.

Our Industry

The office imaging industry consists of the production and supply of various imaging products, as well as the provision of after-market products and services. The global digital printing peripherals equipment market, excluding services, is estimated to be $100 billion in 2007, segmented approximately equally between the United States, Europe and the rest of the world.

The office imaging industry is comprised of large office equipment manufacturers, independent distributors and, as technologies continue to evolve, traditional desktop and network printer companies. Office imaging products are sold primarily through four channels of distribution: distributors, original equipment manufacturers, or OEMs, independent dealer sales and retail sales. Distributor and independent dealer sales result from customer calls performed by independent dealer outlets that generally sell manufacturer-branded products. Retail sales include sales of low-end products typically through national retail outlets or smaller local dealers. Direct sales by office equipment manufacturers involve the marketing of products by sales representatives working directly for the manufacturer. See our discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding financial and geographical information relating to our business segments.

There are several trends that are prevalent in the office imaging industry, including:

•	Evolution of office workflow process. The process of distributing information in the workplace has evolved over recent years through technological advances in communication, most notably electronic document delivery via e-mail and the Internet. While documents have traditionally been produced on a copier and then distributed to the relevant working groups, electronic document delivery has allowed documents to first be distributed electronically and then printed by the end user on the printer linked to the end user’s personal computer or stored for later use. This evolution has led to the rapid growth of printed documents from desktop and network printers. Copier volume has remained relatively flat and competition from non-traditional copier companies, such as manufacturers of desktop and network printers, has increased. However, recent trends in the application and networking of computer systems throughout the entire office have begun to enable the migration of printed material to the most efficient or cost-effective device, which often includes connected digital copiers and MFPs.

•	Shift from selling boxes to selling solutions. The growth in the volume of documents printed from lower volume, desktop and network printers has substantially increased end users’ per image cost for printed material. The ability of digital copiers and MFPs to be connected to the information technology network has provided an opportunity for end users to reduce their per image costs while optimizing the use of their imaging equipment. As companies look to reduce costs, they are increasingly requesting comprehensive solutions from their document imaging vendors. These solutions involve both equipment and related software and service offerings that allow them to better meet their document imaging needs, and optimize the use of their installed equipment. As such, most leading document imaging vendors are moving away from the analog “box sale” approach to one of being a provider of solutions that can satisfy their customers’ print management needs on a more efficient and cost-effective basis.

•	Increasing demand for color. Customers continue to demand high-performance machines that produce presentation-quality documents, leading to an interest in and demand for color equipment. The emergence of digital copiers, MFPs and lower-cost color-capable copiers allows companies to increase their level of in-house document production and produce presentation-quality copies for meetings, presentations and mailings. Although the transition to color is accelerating according to industry sources,, it represents an increasingly important and growing segment of the market, offering higher revenue growth opportunities for companies in the office imaging industry compared to the black and white market due to the higher cost of some color-capable equipment and most related consumable supplies. The demand for color systems and products continues to grow, and additional manufacturers are entering the market. As a result, we expect the transactional average selling price to decline going forward.

Products and Services

Office Imaging Systems

We offer a large selection of the top brands of office imaging products as part of our document solutions packages. These products represent a full complement of digital and color copiers, digital and color MFPs and facsimile machines, as well as print management software and related parts and supplies.

In the United States, we sell high-volume products, which include the Kodak/Nexpress Digimaster, Canon iR 105, as well as the Toshiba e-Studio series of digital products. In the mid-volume segment, we sell the full range of Canon iR and Toshiba e-Studio series digital copiers and MFPs. In the color segment, we sell the Canon CLC series of products as well as the Toshiba e-Studio line of color products. In addition, we sell a full complement of front end print server equipment and a portfolio of applications software which enhances the features and functions of the equipment. For example, among other things, certain of these software products:

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

Technical Services

We also offer a broad range of field technical services which primarily involve the service and maintenance of our MIF. Our worldwide network of field engineers is dedicated to ensuring that customers get maximum up time from their investment in our office imaging systems. Our field engineers are highly trained and capable of servicing multiple equipment brands and are equipped with the experience, training, tools and parts necessary to ensure that customers are provided with rapid response time and first-time fix capability. Field engineers have access to a computerized warehouse system that stocks thousands of parts for immediate delivery to customers, and are equipped with laptop computers which contain reference materials and diagnostic software to assist with the early resolution of customer issues.

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

Professional Services and Software

We offer a portfolio of value-added service and software offerings that provide our customers with efficiency and cost savings opportunities, as well as provide us with supplemental revenue streams.

Through our field deployed systems engineers and analysts we provide consulting services to our customers to help them reduce print costs, optimize the use of their office imaging equipment and improve their employees’ productivity by integrating our proven software solutions to leverage their investment in their imaging equipment. This expert guidance in the United States is backed by our world-class Digital Solutions Center that replicates customer environments and provides advanced diagnostic and support services. The group’s services include:

•	copy, print, and fax assessment, which assists customers in assessing their document production costs by recommending document management system enhancements;

•	scanning and document management, which assists customers in identifying opportunities for document capture and retrieval and reduces the cost of document management and storage;

•	copy and print accounting, which implements cost tracking systems for document output and integrates copy and print accounting with the customer’s financial infrastructure;

•	digital workflow, which assists customers in creating scaleable output solutions and customizes and configures hardware and software;

•	color management, which is advice to customers on the most effective color management tools available for graphics, production or corporate environments;

•	legacy data management, which enables customers to print legacy data from a variety of mainframes on the latest digital MFPs using open architecture software and printing platforms;

•	custom training solutions, which provide customers a broad portfolio of instructor-led training by manufacturer-certified trainers; and

•	digitally connected support, which provides customers an exclusive help desk resource that consolidates support for hardware, printing and applications, software and print network issues.

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

Seasonality

We have experienced some seasonality in our business. Our European operations have historically experienced lower revenue for the second quarter of our fiscal year, which is the three month period ended September 30th. This is primarily due to increased vacation time by European residents during July and August. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during that period.

Employees

As of March 31, 2006, we employed approximately 4,500 persons, with approximately 2,130 in our United States segment and approximately 2,370 in our Europe/Australia segment.

Some of our European employees are subject to labor agreements that, among other things, establish rates of pay and working hours. We believe that we provide working conditions and wages that are comparable to those of our competitors.

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

ITEM 2. PROPERTIES

Our general policy is to lease, rather than own, our business locations. We lease numerous properties for administration, sales, service and distribution functions and for our retail and wholesale operations. As of March 31, 2006, our principal facilities include 206,000 square feet of leased office space in St. Petersburg, Florida that we use for our U.S. and corporate operations. The terms vary under the leases. Some of our leases contain a right of first refusal or an option to purchase the underlying real property and improvements. In general, our lease agreements require us to pay our proportionate share of taxes, common area expenses, insurance and related costs of the rental properties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

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

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High	Low
Fiscal Year 2006:
Quarter ended June 30, 2005	$1.65	$1.20	22.00p	15.00p
Quarter ended September 30, 2005	2.78	1.48	37.00	20.50
Quarter ended December 31, 2005	2.72	1.27	37.50	17.25
Quarter ended March 31, 2006	1.72	1.37	23.88	19.50

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High	Low
Fiscal Year 2005:
Quarter ended June 30, 2004	$4.81	$3.53	64.50p	49.50p
Quarter ended September 30, 2004	4.89	3.57	68.50	48.50
Quarter ended December 31, 2004	3.77	2.96	52.25	37.50
Quarter ended March 31, 2005	3.12	1.34	40.50	19.50

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High	Low
Fiscal Year 2004:
Quarter ended June 30, 2003	$5.00	$3.14	70.50p	49.50p
Quarter ended September 30, 2003	4.24	2.01	61.50	33.50
Quarter ended December 31, 2003	4.69	2.36	61.50	37.50
Quarter ended March 31, 2004	5.24	3.70	68.50	50.50

As of June 1, 2006, 56,683,487 ADSs were held of record by 1,672 registered holders and 256,529,024 ordinary shares were held of record by 2,721 registered holders. Since some of the ADSs and ordinary shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. We most recently paid a dividend to shareholders on July 28, 1998. We are an English company and we currently have insufficient profits, as determined under English law, to pay dividends on our ordinary shares. In addition, we are not currently permitted to pay dividends, other than payment-in-kind dividends on our participating shares, under our senior credit facility. We do not expect to pay dividends on our ordinary shares for the foreseeable future and any decision to do so will be made by our board of directors in light of our earnings, financial position, capital requirements, credit agreements, legal requirements and other such factors as our board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Financial Data table sets forth our selected historical consolidated financial data for each of the fiscal years in the five-year period ended March 31, 2006, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

		For the year ended March 31
	Footnote	2006	2005	2004	2003	2002
		(in thousands, except per American Depositary Share (“ADS”) Amounts
Revenue:
Retail equipment and related sales		$422,986	$422,273	$443,123	$452,606	$502,872
Retail service		498,820	557,022	608,212	662,153	743,954
Retail supplies and rentals		80,686	92,675	106,756	122,536	127,538
Wholesale		93,478	94,781	97,291	84,536	78,947

Total revenue		1,095,970	1,166,751	1,255,382	1,321,831	1,453,311

Cost of sales
Retail equipment and related sales costs		296,322	282,330	291,966	289,840	369,035
Retail service costs		322,167	344,566	363,393	392,970	428,432
Retail supplies and rentals costs		51,031	57,823	62,385	66,865	77,282
Wholesale costs		77,214	78,123	78,241	68,429	64,357

Total cost of sales		746,734	762,842	795,985	818,104	939,106

Gross profit		349,236	403,909	459,397	503,727	514,205
Selling, general and administrative expenses		360,972	438,798	427,034	450,828	500,014
Restructuring charges (credits)		12,502	9,691	46,696	(555)	(1,801)
Impairment charges	1	—	70,854	—	—	—
Other (income) expense		506	684	2,255	10,821	6,229

Total operating expenses		373,980	520,027	475,985	461,094	504,442

Operating earnings (loss) from continuing operations		(24,744)	(116,118)	(16,588)	42,633	9,763
Interest expense		(31,720)	(31,506)	(33,771)	(32,764)	(41,916)
Interest income		60	5	715	1,134	5,406
Gain on early retirement of debt	2	—	—	—	—	39,904
Write-off of debt issuance costs	3	—	—	(20,563)	—	—

Earnings (loss) from continuing operations before income taxes		(56,404)	(147,619)	(70,207)	11,003	13,157
Provision (benefit) for income taxes		(9,054)	(21,890)	43,466	3,721	(5,919)

Earnings (loss) from continuing operations		(47,350)	(125,729)	(113,673)	7,282	19,076
Discontinued operations, net of tax		(31,878)	(7,347)	(17,687)	2,452	118,479

Net earnings (loss)		$(79,228)	$(133,076)	$(131,360)	$9,734	$137,555

Basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS:		$(1.08)	$(2.31)	$(2.12)	$(0.17)	$0.03
Dividends per ADS		—	—	—	—	—
Other Data
Depreciation and amortization		$28,887	$38,716	$46,082	$49,485	$83,648
Capital expenditures	4	$13,085	$22,071	$32,732	$44,162	$46,024
Retail equipment and related sales gross profit margin		29.9%	33.1%	34.1%	36.0%	26.6%
Retail service gross profit margin		35.4%	38.1%	40.3%	40.7%	42.4%
Retail supplies and rentals gross profit margin		36.8%	37.6%	41.6%	45.4%	39.4%
Wholesale gross profit margin		17.4%	17.6%	19.6%	19.1%	18.5%

Total gross profit margin		31.9%	34.6%	36.6%	38.1%	35.4%

Balance Sheet Data:
Cash, cash equivalents and restricted cash	5	$74,997	$91,925	$106,854	$77,680	$54,164
Accounts receivable, net of allowance for doubtful accounts		189,354	211,415	228,264	241,338	270,455
Inventories		79,967	91,029	87,216	104,595	116,523
Total assets		628,792	769,026	883,568	981,620	972,823
Total debt	6	249,597	241,714	243,465	232,855	304,418
6.5% convertible participating shares		321,541	299,906	279,608	258,376	240,520
Total shareholders’ equity (deficit)		(307,860)	(216,687)	(64,755)	65,709	48,049

Note: Certain prior year amounts have been reclassified to conform with the current year presentation.

Footnotes to “SELECTED FINANCIAL DATA”

1.	During fiscal year 2005, we determined that based on changes in our business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets in Europe/Australia would not be recoverable. Accordingly, the resulting analysis necessitated a goodwill write-down of $70.9 million.

2.	During fiscal year 2002, we realized a $39.9 million gain on the early retirement of debt arising from the exchange offer for our 6.75% convertible subordinated notes due in 2002.

3.	During fiscal year 2004, we wrote-off $20.6 million of debt issuance costs relating to the early repayment of our old credit facility.

4.	Includes $11.3 million, $12.9 million and $13.9 million in capitalized costs in connection with our Vision 21 initiative for fiscal years 2004, 2003 and 2002, respectively.

5.	Cash, cash equivalents and restricted cash included $20.5 million, $15.0 million and $4.8 million of cash that is collateralizing lines of credit for fiscal years 2006, 2005 and 2004, respectively. For fiscal year 2003, cash, cash equivalents and restricted cash included $5.5 million of restricted cash in other assets which was generally restricted to the partial payment of our zero coupon senior subordinated notes which we redeemed on August 18, 2003.

6.	Total debt is computed as follows (in thousands):

	Year ended March 31
	2006	2005	2004	2003	2002

Current maturities of long-term debt, notes payable and capital lease obligations	$11,516	$2,308	$2,804	$58,443	$36,257
Long-term debt, notes payables and capital lease obligations, less current maturities	238,081	239,406	240,761	174,412	268,161

Total debt	$249,597	$241,714	$243,565	$232,855	$304,418

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Based on revenue, Danka Business Systems PLC (also referred to herein as “Danka”, the “Company”, “we”, “us” or “our”) is one of the largest independent providers of print products and services in the United States and Europe/Australia. This includes the provision of office imaging equipment, document solutions and related services and supplies with the objective of assisting in the management of our customers’ print network and print output requirements to manage efficiencies in their businesses. We offer a wide range of state of the art office imaging products, peripherals and solutions that primarily include digital and color copiers, digital and color multi-function peripherals (“MFPs”), facsimile machines, printers and software. We also provide a wide range of contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training on the installed base of equipment created primarily by our retail equipment and related sales.

Danka’s mission is to deliver value to clients worldwide by using our expert sales, technical and professional services and products to implement effective document information solutions and services. Our product portfolio is designed to provide our customers with choice, convenience, custom cost management and continuity. Our vision is to empower our customers to benefit fully from the convergence of image and document technologies in a connected environment. This approach will strengthen our client relationships and expand Danka’s strategic value.

Our strategy to accomplish our mission is to:

•	enhance customer relationships;

•	grow revenues by providing value-added and cost-driven product solutions and services;

•	re-engineer our internal processes and systems;

•	maximize free cash flow generation and reduce net debt; and

•	develop an efficient and productive organization.

We currently operate in over 15 countries. Our reportable segments are the United States and Europe/Australia, which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of the operations in certain countries in light of uncertain conditions. Based on these evaluations, we sold our operations in Canada and Central and South America during fiscal year 2006, and we sold our operations in Portugal and Russia during fiscal year 2005. Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities and we may also be required to realize cumulative translation losses and minimum pension liabilities that would reduce our earnings, all or any of which may have a material impact on our operating results.

All tables presented herein are in thousands unless otherwise noted.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply various accounting policies. We consider the policies discussed below as critical to understanding our consolidated financial statements, as their application places the most significant demands on management’s judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. Specific risks associated with these critical accounting policies are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) where such policies affect our reported and expected financial results.

Allowance for Doubtful Accounts—We provide allowances for doubtful accounts and allowances for billing disputes and inaccuracies on our accounts receivable as follows:

•	Allowances for doubtful accounts: Generally credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that we consider in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions.

•	Allowances for billing disputes and inaccuracies: Because of the difficulties we experience in accurately recording the number of copies made by customers, entering contract information into our system and timely identifying and correcting billing errors, we reduce revenue for an estimate of future credits that will be issued for billing disputes and billing inaccuracies at the time of sale. These estimates are established based on our historical experience of write-offs and credits issued for billing disputes and inaccuracies and are influenced by a number of considerations.

The following table summarizes our net accounts receivable:

	March 31, 2006	March 31, 2005
Accounts receivable, gross	$224,445	$266,992
Allowance for doubtful accounts	(35,091)	(55,577)

Accounts receivable, net	$189,354	$211,415

Allowance for doubtful accounts as a % of gross accounts receivable	15.6%	20.8%

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

Revenue Recognition—We generally have agreements to provide product maintenance services for the equipment that we sell or lease to customers. We follow the guidance in the Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), as modified for the impact of higher level accounting literature, to allocate revenue received between the two deliverables in the arrangement – the equipment and the product maintenance services. For arrangements in which the product maintenance services meet the definition in the Financial Accounting Standards Board (“FASB”) Technical Bulletin (“TB”) No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“TB 90-1”), of a separately priced product maintenance contract, revenue equal to the amount paid by the customer to obtain the product maintenance services is allocated to the separately priced maintenance agreement, with the remainder of the revenue allocated to the equipment (or operating lease payments for use of the equipment). For arrangements in which the product maintenance services does not meet the definition in TB 90-1 of a separately priced product maintenance contract, but the revenue recognized related to the equipment is governed by FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), revenue is allocated between the equipment (or operating lease payments for use of the equipment) and product maintenance services on a relative fair value basis using our best estimate of fair value of the equipment (or operating lease payments for use of the equipment) and of the product maintenance services.

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

We sell equipment with embedded software to our customers. The embedded software is not sold separately, is not a significant focus of the marketing effort, and we do not provide post contract customer support specific to the software or incur significant costs that are within the scope of FASB Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86”). Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that FASB Statement of Position No. 97-2, “Software Revenue Recognition” (“SFAS 97-2”), is not applicable. Revenue from the sales of equipment subject to an operating lease, or of equipment that is leased by or intended to be leased by the purchaser to another party, and sales-type leases is recognized in accordance with SFAS 13. Revenue from all other sales of equipment is recognized in accordance with SEC Staff Accounting Bulletin No. 104.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies, rental and wholesale costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $26.8 million and $28.0 million for fiscal years 2006 and 2005, respectively.

We receive vendor rebates based on arrangements with certain equipment vendors. Those arrangements typically require vendors to make incentive payments to the Company based on the volume of periodic purchases (dollar amounts, quantity of specific units, etc.). Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold.

Deferred Income Taxes—As part of the process of preparing our consolidated financial statements, we have to determine our income and corporation taxes in each of the taxing jurisdictions in which we operate. This process involves determining our actual current tax expense and loss carryforwards together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses for tax and accounting purposes. These differences and loss carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2006. Consequently, we have a valuation allowance against net deferred tax assets in most jurisdictions at March 31, 2006.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $206.2 million as of March 31, 2006. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

Goodwill was reviewed for possible impairment during each of the fourth quarters of our fiscal years 2006 and 2005, in accordance with SFAS 142. In performing our impairment testing, we engaged an independent appraisal company to assist in the valuation of our reporting units. The fair values of the reporting units were determined using a combination of a discounted cash flow model and a guideline company method using valuation multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the analysis at January 1, 2005, management determined that the goodwill balance was impaired for its Europe/Australia reporting unit. As such, additional goodwill impairment testing was completed for that reporting unit, and based on the result of that testing, we recorded an impairment charge totaling $70.9 million during the fourth quarter of fiscal year 2005. No such charge was needed for fiscal year 2006.

Accounting for Stock Based Compensation—As permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we account for our stock option plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. As the exercise prices of all options granted under these plans were equal to the market price of the underlying American Depositary Shares (“ADS”) on the grant date, $0.2 million stock-based employee compensation expense was recognized in net earnings related to the issuance of shares to our Board of Directors pursuant to the 2002 outside Director Stock Compensation Plan. In general, these options expire in ten years and vest over three years. The proceeds from options exercised are credited to shareholders’ equity (deficit), net of related tax benefits.

For current disclosure purposes, we compute the impact to earnings (loss) of stock-based compensation using the Black-Scholes option pricing model. SFAS 123 allows the use of option pricing models that were not developed for use in valuing employee stock options.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of SFAS 123. SFAS 123R eliminates the ability to account for share-based payments using APB 25 and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

The requirements of SFAS 123R are effective for our fiscal year beginning April 1, 2006. Early adoption of the provisions of SFAS 123R is encouraged, but not required. The Company has elected the modified retrospective method of applying SFAS 123R. At meetings held on January 30 and 31, 2006, our Human Resources Committee of the Board of Directors and our Board of Directors approved the acceleration of the vesting of all of our stock options outstanding as of January 31, 2006. The acceleration of the options took place on March 15, 2006. The purpose of the accelerated vesting was to enable us to avoid recognizing in our income statement compensation expense associated with these options in future periods, due to the adoption of SFAS No. 123R. The pre-tax charge to be avoided upon adoption of SFAS 123R is expected to be approximately $2.1 million and represents the fair value of the unvested awards as of the date of the acceleration as determined under SFAS 123. As a result of the accelerated vesting, approximately 1.3 million shares with varying remaining vesting schedules became immediately exercisable. In order to help avoid unintended personal benefits to holders of the accelerated options, any shares received through exercise of accelerated options may not be sold by the option holder until the original vesting date of the accelerated option or the termination of the employment of the option holder, whichever occurs first. In connection with the accelerated vesting, each option agreement underlying such options was amended. As a result of the accelerated vesting of the options, we recorded an immaterial charge to earnings under APB 25.

We expect the adoption of SFAS 123R will have an unfavorable impact for all future grants on our consolidated results of operations and net earnings (loss) per common share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines. This requirement may reduce our net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

All grants after March 31, 2006 will be valued using a binomial pricing model and we will recognize the associated expense over the vesting period based on the fair values determined by the binomial pricing model using the accelerated attribution method.

Restructuring Charges—We recognized restructuring charges for the consolidation of back office functions, exiting non-strategic real estate facilities and reducing headcount. These charges are recorded pursuant to formal plans developed and approved by management. These charges are accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”) and the recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 3. “Restructuring Charges (Credits)” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Controls and Procedures

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. Based upon this assessment and as more fully explained in Item 9A-Controls and Procedures, management identified a material weakness in our internal control over financial reporting as of March 31, 2006 related to our revenue and billing process. During the testing phase, management began developing remediation plans and is in the process of finalizing those plans. Once remediation plans are finalized, timelines (where determinable) will be established to complete those plans.

Financial Condition

	March 31, 2006		March 31, 2005

Total assets	$628,792		$769,026
Total liabilities	$615,111		$685,807
Working capital	$27,468		$71,780
Liabilities to liabilities and capital	98%		89%
Inventory turnover ratio	5	x	5	x

Total assets as of March 31, 2006 decreased $140.2 million or 18.2% from March 31, 2005. This decrease was due to several factors, including the sale of our Canadian and Central and South American subsidiaries which reduced assets held for sale by $44.9 million.

Accounts receivable decreased $22.1 million resulting from improved collections and decreasing revenue. In addition, cash decreased $22.5 million to fund operations, and fixed assets and rental assets decreased $19.1 million due to continuing depreciation of assets and decreased capital spending on rental assets during fiscal year 2006.

Total liabilities decreased $70.7 million from March 31, 2005, or 10.3%. This decrease was also due to several factors including the sale of our Canadian and Central and South American subsidiaries which reduced liabilities held for sale by $16.5 million, and a decrease in accrued expenses of $28.3 million due to the payout of restructuring accruals of $20.2 million and payouts of other accrued professional fees of $8.7 million (primarily related to our Sarbanes Oxley compliance efforts during fiscal year 2005). Taxes payable decreased by $15.0 million due to favorable resolutions of tax contingenies. These decreases in liabilities were offset by an increase in our borrowings on our credit facility which totaled $10.0 million at the end of fiscal year 2006.

Working capital, defined as current assets less current liabilities, decreased $44.3 million from March 31, 2005 primarily resulting from the sale of our Canadian and Central and South American subsidiaries discussed above.

Liabilities to liabilities and capital increased 9% at March 31, 2006 compared to March 31, 2005 due to operating losses during fiscal year 2006.

For the period ending March 31, 2006, our annualized inventory turnover ratio remained stable at 5x.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year ended March 31,
	2006	2005	2004
Revenue:
Retail equipment and related sales	38.6%	36.2%	35.3%
Retail service	45.5	47.7	48.5
Retail supplies and rentals	7.4	8.0	8.5
Wholesale	8.5	8.1	7.7

Total revenue	100.0	100.0	100.0
Cost of revenue	68.1	65.4	63.4

Gross profit	31.9	34.6	36.6
Selling, general and administrative expenses	32.9	37.6	34.0
Restructuring charges	1.1	0.8	3.7
Impairment charges	—	6.1	—
Other (income) expense	0.0	0.1	0.2

Operating earnings (loss) from continuing operations	(2.1)	(10.0)	(1.3)
Interest expense	(2.9)	(2.7)	(2.7)
Interest income	0.0	0.0	0.0
Write-off of debt issuance costs	—	—	(1.6)

Earnings (loss) before income taxes from continuing operations	(5.0)	(12.7)	(5.6)
Provision (benefit) for income taxes	(0.8)	(1.9)	3.5

Net earnings (loss) from continuing operations	(4.2)%	(10.8)%	(9.1)%

The following table sets forth for the periods indicated the change in our revenue from the prior year:

	Year ended March 31,
	2006	2005	2004
Retail equipment and related sales	0.2%	(4.7)%	(2.1)%
Retail service	(10.4)	(8.4)	(8.1)
Retail supplies and rentals	(12.9)	(13.2)	(12.9)
Wholesale	(1.4)	(2.6)	15.1

Total revenue	(6.1)%	(7.1)%	(5.0)%

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	Year ended March 31,
	2006	2005	2004
Retail equipment and related sales	29.9%	33.1%	34.1%
Retail service	35.4	38.1	40.3
Retail supplies and rentals	36.8	37.6	41.6
Wholesale	17.4	17.6	19.6

Total	31.9%	34.6%	36.6%

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss) from continuing operations, interest expense, capital expenditures, depreciation and amortization, assets and long-lived assets for each of our operating segments. We have not aggregated any of our operating segments. During fiscal year 2006, our operating segments were the United States and Europe/Australia, both of which were organized based on geographic areas. Our chief operating decision maker relies on an internal management reporting process that provides segment revenue and earnings from operations as shown in our consolidated statement of operations. The operations of these operating segments are regularly reviewed, through discrete financial information that is available by our chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. We believe this is an appropriate measure of evaluating the operating performance of our business.

Revenue, Gross profit, Operating earnings (loss) from continuing operations and Interest expense

	Year ended March 31,
(in thousands)	2006	2005	2004
Revenue
United States	$522,399	$559,918	$646,046
Europe/Australia	573,571	606,833	609,336

Total Revenue	$1,095,970	$1,166,751	$1,255,382

Gross profit
United States	$178,628	$208,403	$263,436
Europe/Australia	170,608	195,506	195,961

Total Gross profit	$349,236	$403,909	$459,397

Operating earnings (loss) from continuing operations
United States	$3,529	$(13,494)	$9,299
Europe/Australia (2)	2,283	(64,263)	(5,031)

Subtotal	5,812	(77,757)	4,268
Other (1)	(30,556)	(38,361)	(20,856)

Total Operating earnings (loss) from continuing operations	$(24,744)	$(116,118)	$(16,588)

Interest expense
United States	$1,048	$1,208	$1,182
Europe/Australia	2,481	1,279	1,992

Subtotal	3,529	2,487	3,174
Other (1)	28,191	29,019	30,597

Total Interest expense	$31,720	$31,506	$33,771

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Includes goodwill impairment charge of $70.9 million during fiscal year 2005.

Approximately 52.3%, 52.0% and 48.5% of our revenue in fiscal years 2006, 2005 and 2004, respectively, was generated outside the United States.

Capital Expenditures and Depreciation and Amortization

	Year ended March 31,
	2006	2005	2004
Capital Expenditures
United States	$5,630	$10,926	$19,553
Europe/Australia	7,375	10,527	10,749

Subtotal	13,005	21,453	30,302
Other (1)	80	618	2,430

Total Capital Expenditures	$13,085	$22,071	$32,732

Depreciation and Amortization
United States	$18,631	$25,552	$30,894
Europe/Australia	8,950	10,974	13,552

Subtotal	27,581	36,526	44,446
Other (2)	1,306	2,190	1,636

Total Depreciation and Amortization	$28,887	$38,716	$46,082

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	Year ended March 31,
	2006	2005
Assets
United States	$204,400	$232,213
Europe/Australia	338,076	382,797

Subtotal	542,476	615,010
Other (1)	86,316	154,016

Total Assets	$628,792	$769,026

Long-lived Assets (2)
United States	$92,011	$106,034
Europe/Australia	127,015	138,510

Subtotal	219,026	244,544
Other (1)	57,197	70,688

Total Long-lived Assets	$276,223	$315,232

(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and other intangibles, deferred tax assets and other assets, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Year ended March 31,
	2006	2005	2004

United States	(6.7)%	(13.3)%	(13.6)%
Europe/Australia	(5.5)	(0.4)	6.1

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Year Ended March, 31
	2006	2005	2004
Gross profit margin
United States	34.2%	37.2%	40.8%
Europe/Australia	29.7	32.2	32.2

Operating earnings (loss) from continuing operations margin
United States	0.7%	(2.4)%	1.4%
Europe/Australia	0.4	(10.6)	(0.8)

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenue

Revenue includes customer purchases of office peripherals; professional, consulting and maintenance services; supplies; software and related support products; and leasing arrangements. For fiscal year 2006, our revenue decreased by $70.8 million or 6.1% from fiscal year 2005, with the United States segment decreasing $37.5 million or 6.7% and Europe/Australia decreasing $33.3 million or 5.5%. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures and slower than expected growth in service volume from newer printer manufacturer customers. Our retail equipment and related sales increased slightly due to higher unit placements during the year. This increase was offset by increased pricing pressures coupled with product portfolio gaps (including our 50 page per minute color machine offerings) and other weaknesses in certain areas of our Europe/Australia business, most notably, the United Kingdom. These issues, combined with the advent of other competitive equipment from printer manufacturers, may continue to hinder our progress in growing our retail equipment and related sales revenue.

Our revenue for fiscal year 2006 was negatively impacted by $33.1 million of foreign currency movement. During the year, 47.7% of our total revenue was generated by our United States segment and 52.3% by our Europe/Australia segment, compared to 48.0% and 52.0% respectively, during fiscal year 2005.

Retail equipment and related sales for fiscal year 2006 increased by $0.7 million or 0.2% to $423.0 million compared to the prior period. The United States was up $2.1 million or 0.9% due to increased sales productivity as a result of a realignment of our sales force towards a more market-based approach. This increase was offset by increasing pricing pressures and product portfolio gaps.

Retail equipment and related sales revenue in the Europe/Australia segment was down $1.3 million or 0.7%. This decrease was the result pricing pressures and a negative foreign currency movement of $11.1 million or 5.7%. These decreases were offset by higher placement of units during the year.

Retail service revenue declined by $58.2 million or 10.4% to $498.8 million due largely to the factors discussed above. The United States was down $34.5 million or 11.7%. This decrease in the United States was largely due to lower average per copy charges as a result of pricing pressures which are inhibiting price maintenance increases on renewals and new contracts.

Retail service revenue in the Europe/Australia segment was down $23.7 million or 9.0%. In Germany, France, the Netherlands and the United Kingdom, where we are also faced with declines in per copy charges related to the transition from analog and early digital devices to more current models. This decrease included a negative foreign currency movement of $13.9 million or 5.3%.

Retail supplies and rental revenue declined by $12.0 million or 12.9% to $80.7 million in fiscal year 2006 with the United States segment down $5.0 million or 13.0%. This decline was primarily due to non-investment in rental equipment. In addition, renewal negotiations with certain governmental agencies were not completed during the fiscal year resulting in the inability to record $2.4 million of rental revenue during the current fiscal year.

Retail supplies and rental revenue in the Europe/Australia segment was down $6.9 million or 12.9%. The decrease in supplies is a result of the trend in the United Kingdom where color machine service contracts are moving from being exclusive to inclusive of toner supplies and thus the related revenue is moving from supplies to service. This decrease included a negative foreign currency movement of $2.0 million or 3.8%.

Wholesale revenue declined by $1.3 million or 1.4% to $93.5 million, due in part to pricing pressures. During fiscal year 2005, we changed the IT platform in our European wholesale business to Oracle and moved the physical location of the administration center. While these changes in the long term will provide a much improved infrastructure for our wholesale business, in the short term, they negatively impacted our ability to accept, process and deliver customer orders during fiscal year 2005 and resulted in customer erosion. As a result of this improvement, we did have higher placement of units during fiscal year 2006. This increase was offset by a negative foreign currency movement of $6.1 million or 6.4%.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, decreased to 31.9% in fiscal year 2006 from 34.6% in the year-ago period. Our total gross profit decreased $9.8 million due to foreign currency movements during the year. The gross profit margin for the United States segment decreased to 34.2% from 37.2% and the Europe/Australia segment decreased to 29.7% from 32.2% in the year-ago period.

Retail equipment and related sales margins decreased to 29.9% from 33.1% in the year-ago period. Margins decreased in the Europe/Australia due to market pricing pressures and unfavorable product mix. In addition, there have been increased market pressures in certain product offerings. Retail equipment and related sales margins decreased in the United States due to increased price competition and a product gap, primarily in our high volume color segment. This has led to discounting of products with more functionality to fill the product portfolio gaps.

Retail service margins decreased to 35.4% from 38.1% in the year-ago period. In the United States, the margins decreased from 40.4% to 37.7%, and in Europe/Australia the margins decreased from 35.6% to 32.9%.

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

Retail supplies and rental margins decreased to 36.8% from 37.6% in the year-ago period. In the United States, the margin decreased due to continuing depreciation being taken for rental equipment on contracts with certain governmental customers for which revenues have not been recognized in the current fiscal year as there had been delays in executing purchase orders by those customers as discussed above.

Wholesale margins remained stable year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) during fiscal year 2006 decreased by $77.8 million or 17.7% from the year-ago period to $361.0 million from $438.8 million. As a percentage of total revenue, SG&A expenses decreased to 32.9% in the current year from 37.6% in the prior year. This decline reflects the success of our Vision 21 reengineering initiative, including significant headcount reductions and reduced facility costs. As part of this initiative in the United States, we have outsourced several of our general and administrative functions which have introduced a variable cost element in certain support operations which have historically been part of our fixed costs. This approach has enabled the reduction of our overall costs. In addition, the costs associated with compliance with the Sarbanes Oxley Act of 2002 has decreased by $7.7 million year over year. Foreign currency movement decreased SG&A by $9.0 million or 2.0%.

Restructuring Charges (Credits)

In fiscal years 2005 and 2004, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, during fiscal year 2006, we recorded a $12.5 million restructuring charge comprised of severance charges of $13.9 million due to additional cost reduction efforts and $2.3 million of facility charges due to additional facility closures. These charges were offset by a reduction in severance charges of $3.6 million due to favorable severance negotiations and employee attrition. During the year-ago period, we took a restructuring charge of $9.7 primarily relating to severance charges under the fiscal year 2005 restructuring plan.

Impairment Charges

Goodwill was reviewed for possible impairment as of January 1, 2006 and 2005, in accordance with SFAS No. 142. In performing our impairment testing, we engaged an independent appraisal company to assist in the valuation of our reporting units. The fair value of the reporting units were determined using a combination of a discounted cash flow model and a guideline company method using valuation multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates we are using to manage the underlying business. Based on the analysis at January 1, 2005, management determined that the goodwill balance was impaired for its Europe/Australia reporting unit. As such, additional goodwill impairment testing was completed for that reporting unit, and based on those results, we recorded an impairment charge totaling $70.9 million during fiscal year 2005. No such charge was needed during fiscal year 2006.

Other (Income) Expense

Other expense decreased $0.2 million year over year primarily due to a loss of $1.1 million associated with the disposal of our subsidiaries in Portugal and Russia in the prior year period.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $24.7 million for fiscal year 2006 compared to a loss of $116.1 million in the prior year period. During fiscal year 2005, we recorded an impairment charge of $70.9 million. This decrease in operating loss was further attributable to the decreases in SG&A, offset by lower sales and our lower gross margins as discussed above.

Interest Expense and Interest Income

Interest expense and interest income remained relatively stable for fiscal year 2006 at $31.7 million and $0.1 million, respectively.

Income Taxes

We recorded an income tax benefit of $9.1 million in the fiscal year 2006 compared to a tax benefit of $21.9 million in the prior year period. The tax benefit for the current period is primarily related to favorable resolution of tax contingencies in the United States partially offset by tax accruals for operating profits in certain European jurisdictions. In the prior period, the tax benefit was primarily related to a favorable audit settlement in our European operations, partially offset by the recording of additional audit reserves in the United States and the accrual of minimum taxes for certain jurisdictions. We did not recognize tax benefits on current or prior year operating losses due to the uncertainly associated with ultimate utilization.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $47.4 million in fiscal year 2006, compared to a net loss from continuing operations of $125.7 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred net loss from continuing operations attributable to common shareholders of $1.08 per ADS during the current period compared to a net loss from continuing operations of $2.31per ADS in the year-ago period.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue

In fiscal year 2005, our revenue decreased by $88.6 million or 7.1% from fiscal year 2004, with the United States segment decreasing $86.1 million or 13.3% and Europe/Australia down $2.5 million or 0.4%. This decrease was the result of a decline in retail service revenue due to a decline in machines in field (“MIF”) and lower average monthly copy and usage values due to the continuing industry-wide conversion from analog to digital equipment; a decline in overall sales coverage in our United States operations due to restructuring efforts aimed at reducing our cost structure; and a decline in retail equipment and related sales revenue from our United States Enterprise and National Accounts. Our revenue for fiscal year 2005 was positively impacted by $41.1 million of foreign currency movement. During fiscal year 2005, 48.0% of our total revenue was generated by our United States segment and 52.0% by our Europe/Australia segment, compared to 51.5% and 48.5%, respectively, during fiscal year 2004.

Our fiscal year 2005 retail equipment and related sales declined by $20.9 million or 4.7% to $422.3 million in fiscal year 2005 compared to fiscal year 2004, with the United States down $25.4 million or 10.1%. This decrease in the United States is the result of declining revenue streams from our Enterprise and National Accounts sales channels due to the maturation of existing accounts and increased competition in these channels.

Retail equipment and related sales revenue in the Europe/Australia segment was up $4.6 million or 2.4%. This increase in the Europe/Australia segment is attributed to positive foreign currency movements of $13.1 million or 6.9% during the year.

Retail service revenue declined by $51.2 million or 8.4% to $557.0 million due largely to the decrease in retail equipment and related sales, lower MIF and lower usage volume. The United States segment was down $47.8 million or 14.0%. This decrease in the United States is a direct result of the continued decline in our MIF and a decline in our average monthly per machine copy volumes. During fiscal year 2004, we strategically reduced the number of service personnel in the field which caused some declines in our MIF and the revenue therefrom.

Retail service revenue in Europe/Australia was down $3.5 million or 1.3%. Revenues declined $21.4 million primarily due to ongoing service declines in the UK, Germany and France as a result of reduced MIF and a de-emphasis on rental investments. This decrease was partially offset by a positive foreign currency movement of $17.9 million or 6.7%.

Retail supplies and rental revenue declined by $14.1 million or 13.2% to $92.7 million. The decline in our revenue was primarily due to the transition in our industry from analog to digital products and the resulting lower retail placements, reduced MIF, increased competition as a result of technology convergence, such as the advent of Multifunctional peripherals (“MFPs”), and an increase in the migration of copy volume from copiers to network printers and weaker global economic conditions which resulted in reduced or delayed capital spending by customers.

Retail supplies and rental revenues in the United States was down $12.9 million or 25.1% in fiscal year 2005. Supplies decreased in the United States segment primarily due to the decline in our Kodak analog base. The Kodak base uses a proprietary supply product and that page volume is rapidly moving to digital, a natural but negative consequence of the analog to digital transition. Rental revenue decreased due to strategic initiatives to de-emphasize investment in rental equipment as leases expire, and our lack of investment in new rental placements is likely to continue downward pressure in these revenue streams. This initiative reduces cash outlays for such equipment.

Retail supplies and rental revenue in Europe/Australia was down $1.1 million or 2.0%. This decrease in total retail supplies and rental revenue for the Europe/Australia segment was primarily due to our strategic initiatives to de-emphasize investment in rental equipment as mentioned above. This decrease was partially offset by a positive foreign currency movement of $3.9 million or 7.0%.

Wholesale revenue decreased $2.5 million or 2.6% during fiscal year 2005 to $94.8 million. During fiscal year 2005, we changed the IT platform of our wholesale business to Oracle and moved the physical location of the administration center. While these changes, in the long term, will provide a much improved infrastructure for our wholesale business, in the short term these changes have negatively impacted our ability to accept, process and deliver customer orders, which has resulted in lower sales.

Gross Profit

Our total gross profit margin decreased to 34.6% in fiscal year 2005 from 36.6% in the year-ago period. The decrease in our gross profit margin is primarily due to a faster decline in our retail service revenue than our planned headcount reductions as part of our restructuring plans. Also during the year, our gross margins were negatively impacted by approximately $5.0 million due to a decrease in the amount of vendor rebates earned. The gross profit margin for the United States segment decreased to 37.2% from 40.8% and the Europe/Australia segment remained stable at 32.2%. Margins could continue to be impacted if we are not successful in slowing or reversing the declines in our retail equipment and retail service revenues.

The retail equipment and related sales margin decreased to 33.1% from 34.1% in the year-ago period. Margins increased in our United States segment due to lower national and enterprise revenues which tend to have low margins. This increase was offset by lower Europe/Australia margins due to pricing competition and sales force turnover.

Retail service margins decreased to 38.1% from 40.3% in the year-ago period primarily due to lower revenues offset by lower parts and labor costs.

Retail supplies and rental margins decreased to 37.6% from 41.6%. Margins increases related to the de-emphasis on investment in rental equipment, which resulted in lower depreciation costs for the year. The increase was partially offset by a decrease in supplies margins in the United States due to the decline in our Kodak analog base which generally has higher margins.

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

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased by $11.8 million or 2.8% from the year-ago period to $438.8 million. SG&A increased due to Sarbanes-Oxley compliance costs of $13.5 million during fiscal year 2005, additional bad debt during the year of approximately $6.6 million, $3.0 million relating to other consulting services and a foreign currency movement which increased SG&A by 2.9% or $13.4 million. These increases were partially offset by ongoing cost reduction efforts and the progress in the implementation of our worldwide cost reduction program. The cost reduction program allowed us to reduce our compensation expense by approximately $22.5 million and lower our facility costs by approximately $8.6 million. As a percentage of total revenue, SG&A expenses increased to 37.6% from 34.0% due to lower revenues in fiscal year 2005.

Restructuring Charges (Credits)

In fiscal year 2005, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, we recorded a $12.2 million restructuring charge in fiscal year 2005 comprised of severance charges of $11.9 million and facility closure charges of $0.3 million. The fiscal year 2005 restructuring charge was partially offset by a $2.5 million reversal of prior years’ restructuring charges as a result of employee attrition and a change in restructuring plans offset by higher than originally estimated facility closure costs.

In the third and fourth quarters of fiscal year 2004, we formulated plans to significantly reduce our SG&A costs by consolidating our back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the Americas and Europe/Australia. As part of those plans, we recorded a $47.3 million restructuring charge in fiscal year 2004 that included $24.1 million related to severance for employees and $23.2 million related to future lease obligations for facilities. The fiscal year 2004 restructuring charges were partially offset by a $0.6 million reversal of prior years’ restructuring charges. We expected to realize between $51 million and $56 million in connection with the fiscal year 2004 restructuring plan. Management believes substantially all of these savings have been realized through lower personnel and facility related costs during fiscal year 2005.

Impairment Charges

Goodwill was reviewed for possible impairment as of January 1, 2005, in accordance with SFAS 142. In performing our impairment testing, we engaged an independent appraisal company to assist in the valuation of our reporting units. The fair value of the reporting units were determined using a combination of a discounted cash flow model and a guideline company method using valuation multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates we are using to manage the underlying business. Based on the analysis at January 1, 2005, management determined that the goodwill balance was impaired for its Europe/Australia reporting unit. As such, additional goodwill impairment testing was completed for that reporting unit, and based on those results, we recorded an impairment charge totaling $70.9 million.

Other (Income) Expense

Other expense was $0.7 million compared to other expense of $2.3 million in the year-ago period. Other expense consisted primarily of a foreign currency gain of $0.5 million offset by a loss associated with the exit of our subsidiaries in Portugal and Russia of $0.7 million. Other expense for the prior year period included a $1.9 million write-off of trademark costs associated with the Kodak acquisition offset by a foreign currency gain of $0.1 million.

Operating Earnings (Loss) from Continuing Operations

The operating loss from continuing operations was $116.1 million in fiscal year 2005 versus losses of $16.6 million in fiscal year 2004. The decline in the operating loss from continuing operations was primarily due to the $70.9 million impairment charge and lower gross profit of $55.5 million, offset by lower restructuring charges in fiscal year 2005.

Interest Expense and Interest Income

Interest expense decreased by $2.3 million to $31.5 million. The decrease was due to a lower effective interest rate on our indebtedness in part because of the refinancing of our debt in July 2003.

Income Taxes

We recorded an income tax benefit of $21.9 million in fiscal year 2005 compared to tax expense of $43.5 million in the prior year period. The tax benefit in fiscal year 2005 was primarily related to a favorable audit settlement in our European operations partially offset by the recording of additional audit reserves in the United States and the accrual of minimum taxes for certain jurisdictions. The significant income tax provision in fiscal year 2004 was primarily due to an increase in our valuation allowance to fully reserve deferred tax assets on the balance sheet at March 31, 2004.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $125.7 million in fiscal year 2005 compared to a net loss of $113.7 million in fiscal year 2004. Our net loss from continuing operations in fiscal year 2005 was primarily due to the $70.9 million impairment charge, $9.7 million restructuring charge and lower gross profit of $55.5 million. Our net loss in fiscal year 2004 was due to the $46.7 million restructuring charge, the $20.6 million write-off of debt issuance costs, the $50.8 million write-off of deferred tax assets and the $44.3 million decrease in gross profit. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $2.31 per ADS in fiscal year 2005 compared to a net loss of $2.12 per ADS in fiscal year 2004.

EXCHANGE RATES

We operate in over 15 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 52.3%, 52.0% and 48.5% of our revenue in fiscal years 2006, 2005 and 2004, respectively, was generated outside the United States.

In comparing the average exchange rates between fiscal year 2006 and the year-ago period, the euro currency and the British pound sterling weakened against the United States dollar by approximately 6.4% and 7.9%, respectively. The change in exchange rates negatively impacted revenue by approximately $33.1 million, lowered gross profit by $9.8 million and lowered SG&A by $9.0 million. During fiscal year 2005, the euro and the British pound sterling strengthened against the United States dollar by approximately 9.1% and 7.0%, respectively. This positively impacted revenue by approximately $42.6 million, increased gross profit by $13.6 million and increased SG&A by $13.4 million

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our inter-company loans at March 31, 2006, a change of 1% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of less than $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our European subsidiaries, from local currencies to the United States dollar. Generally, we do not hedge our exposure to changes in foreign currency. Gains and losses included in the consolidated statements of operations from foreign currency transactions included a $0.4 million gain in fiscal year 2006, a $0.5 million gain in fiscal year 2005 and a $0.1 million gain in fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows from continuing operations for fiscal years 2006, 2005 and 2004 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended March 31,
	2006	2005	2004
Net cash (used in) provided by operating activities	$(37,711)	$10,401	$61,241
Net cash provided by (used in) investing activities	4,072	(23,529)	(28,982)
Net cash provided by (used in) financing activities	8,108	(6,241)	(5,089)
Effect of discontinued operations	5,723	(8,681)	(6,420)
Effect of exchange rates	(2,693)	2,998	3,591

Net increase/(decrease) in cash	(22,501)	(25,052)	24,341
Cash and cash equivalents, beginning of period	76,969	102,021	77,680

Cash and cash equivalents, end of period	$54,468	$76,969	$102,021

Cash flows

Our generation and use of cash is cyclical within a quarter. Typically, we generate a significant portion of our cash toward the end of each quarter where we typically conclude a large percentage of our retail equipment transactions while our use of cash is more evenly spread during the quarter after a greater use of cash toward the beginning of the quarter, when we typically pay vendors for products sold toward the end of the quarter and for other services provided during the quarter. During the third and fourth quarters of fiscal year 2006, we used our cash more evenly throughout the periods and have used cash to reduce our accounts payable and accrued expenses, which we expect will help improve the operation of our business.

In the first and third quarter of every fiscal year, we make combined interest payments of $12.8 million for the 10.0% subordinated notes and the 11.0% senior notes.

Generally, cash provided by operations and cash on the balance sheet continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities during fiscal year 2006 was $37.7 million. Our net cash flow provided by operating activities was $10.4 million and $61.2 million in fiscal years 2005 and 2004, respectively. The decrease in cash flows from operations during fiscal year 2006 is a result of the continuing decline in our revenues and the resulting decline in our gross profit, payouts of restructuring of $20.2 million, payouts of accrued professional fees of $8.7 million and reductions in other accrued expenses. These uses of cash were offset somewhat by improved collections of accounts receivable of $23.5 million.

The decrease in cash flows during fiscal year 2005 is a result of declines in our revenues and declines in our gross profit. In addition, the $50.8 million decrease in fiscal year 2005 operating cash flow was primarily due to restructuring cash payments of $25.5 million and lower collections on accounts receivable as a result of lower revenues, partially offset by an increase in accounts payable.

Our net cash flow provided by investing activities during fiscal year 2006 was $4.1 million while cash flow used in investing activities was $23.5 million and $29.0 million for fiscal years 2005 and 2004, respectively. Cash flow provided from investing activities during fiscal year 2006 resulted from cash generated from the sale of our operations in Canada and Central and South America offset by capital expenditures. Cash outflows during fiscal year 2005 for investing activities was primarily due to spending for property and equipment offset by the payment of $2.1 million for the acquisition of Image One, a regional print service provider. Fiscal year 2004 cash outlays from investing activities was primarily due to spending for property and equipment related, in part, to completion of the Vision 21 project and the new United States headquarters building.

Our net cash flow provided by financing activities during fiscal year 2006 was $8.1 million while our net cash flow used in financing activities was $6.2 million and $5.1 million for fiscal years 2005 and 2004, respectively. During fiscal year 2006, we had borrowings of $10.0 million outstanding on our credit lines at the end of the year. During fiscal years 2005 and 2004, we had minimal financing activities, both in quantity and in amounts.

The Company also has restricted cash of $20.5 million due to the cash collateralization of our line of credit with Bank of America and of certain letters of credit with ABN Amro and insurance companies. The ABN Amro letter of credit facility expired on December 31, 2005. As a result, beginning January 1, 2006, we were required to increase our cash collateralization of our letter of credit by Euro 6.8 million (U.S. $8.3 million) for a total of Euro 11.8 million (U.S. $14.3 million). We are currently working with several banks to obtain financing for the letter of credit. Our liquidity could also be impacted if our equipment vendors were to reduce existing lines of credit for the purchase of equipment

We believe cash and cash equivalents on hand, together with availability of our credit facility is sufficient to fund our cash requirements for the next twelve months.

The next significant non-operating cash requirement for the Company is the repayment of $64.5 million of 10.0% subordinated notes due April 2008. The Company is exploring a range of strategic alternatives to meet this obligation.

Restructuring Charges

Fiscal Year 2005 Plan: In fiscal year 2005, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of these plans, we recorded a $15.2 million restructuring charge in fiscal year 2006 primarily relating to severance charges due to additional cost reduction efforts. These charges were offset by a reduction in severance charges of $3.3 million due to favorable severance negotiations and employee attrition. Cash outlays for severance and facilities during the year were $10.4 million and $0.4 million, respectively. The other non-cash changes of $0.7 million represent foreign currency adjustments.

The remaining liability of the 2005 Plan restructuring charge of $6.1 million and $4.6 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

We estimated that this program would reduce operating expenses by $44 million to $51 million and cost of goods sold by $16.0 million to $22.0 million per year when fully implemented, and would result in a 12.0% decrease in worldwide workforce. To date, we believe we have met the targets to achieve these savings. The actions needed to achieve these savings had been taken in steps, beginning with the charges taken in fiscal year 2005 and were expected to require up to $37.0 million of cash. Our current estimate of cash required has been reduced to $28.0 million to $33.0 million in cash due to lower severance payouts than expected and favorable termination terms for facility leases. The payback on the cash is expected to be less than 12 months.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
Severance	$11,920	$10,007	$10,569	$(10,444)	$(538)	$9,594
Future lease obligations on facility closures	319	367	1,370	(432)	(188)	1,117

Total	$12,239	$10,374	$11,939	$(10,876)	$(726)	$10,711

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
United States	$2,634	$2,687	$3,928	$(5,059)	$—	$1,556
Europe/Australia	9,286	7,320	6,641	(5,385)	(538)	8,038

Total	$11,920	$10,007	$10,569	$(10,444)	$(538)	$9,594

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
United States	$—	$—	$868	$(282)	$—	$586
Europe/Australia	319	367	502	(150)	(188)	531

Total	$319	$367	$1,370	$(432)	$(188)	$1,117

Fiscal Year 2004 Plan: In fiscal year 2004, we formulated plans to significantly reduce our selling, general and administrative costs by consolidating the back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States and Europe/Australia. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, we recorded a $47.3 million restructuring charge in fiscal year 2004 that included $24.1 million related to severance for employees and $23.2 million related to future lease obligations for facilities that were vacated by March 31, 2004. The fiscal year 2004 restructuring charge was partially offset by $0.6 million reversal of prior years’ restructuring charges. We reversed $2.0 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its United States and Europe/Australia segments, and a change in restructuring plans in Europe/Australia due to improved performance in certain markets partially offset by a higher estimate of facility charges in the United States due to our inability to sublease the facilities.

Cash outlays for employee severance during fiscal year 2006 were $2.2 million. In addition, we reversed $0.3 million of severance costs during the period due to employee attrition. The remaining non-cash change of $0.1 million represents foreign currency adjustments.

Cash outlays for facilities for fiscal year 2006 were $7.1 million. We incurred $0.9 million of fiscal year 2004 Plan facility charges during fiscal year 2006, as a result of broker commissions paid in the United States due to the sub-lease of certain facilities. If remaining leases are not terminated, payments will continue through their respective terms.

The remaining liability of the 2004 Plan restructuring charge of $4.0 million and $2.6 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

We expected to realize savings between $51 million and $56 million in connection with the fiscal year 2004 restructuring plan. Management believes substantially all of these savings were realized through lower personnel and facility related costs during fiscal years 2006 and 2005.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
Severance	$19,621	$3,117	$(301)	$(2,173)	$(146)	$497
Future lease obligations on facility closures	25,121	12,606	864	(7,141)	(225)	6,104

Total	$44,742	$15,723	$563	$(9,314)	$(371)	$6,601

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
United States	$5,800	$313	$(101)	$(212)	$—	$—
Europe/Australia	13,773	2,804	(200)	(1,961)	(146)	497
Other (1)	48	—	—	—	—	—

Total	$19,621	$3,117	$(301)	$(2,173)	$(146)	$497

(1)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
United States	$15,108	$6,600	$447	$(4,328)	$—	$2,719
Europe/Australia	5,568	4,437	417	(1,244)	(225)	3,385
Other (1)	4,445	1,569	—	(1,569)	—	—

Total	$25,121	$12,606	$864	$(7,141)	$(225)	$6,104

(1)	Includes corporate charges

Debt

The following table sets forth our future payments for our debt:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	2,490	1,385	1,105
Other long-term obligations	10,434	10,131	303
Less unamortized discount	(2,847)	—	(2,847)

Total	$249,597	$11,516	$238,081

The 10.0% subordinated notes due April 1, 2008 require interest payments of $3.2 million every six months on April 1 and October 1.

The 11% senior notes have a fixed annual interest rate and require interest payments of $9.6 million every six months on June 15 and December 15. The senior notes mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by our Australian subsidiaries, a Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is our primary United Kingdom operating subsidiary, and all of our United States subsidiaries other than certain dormant entities, all of which are 100% owned by us.

If, for any fiscal year commencing with the fiscal year ended March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50.0% of such excess cash flow to purchase their senior notes at 101.0% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. As of March 31, 2006, there has not been excess cash flow for any fiscal year.

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The balance of these costs as of March 31, 2006 was $4.4 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of March 31, 2006 was $2.8 million.

We have a credit facility which expires on January 4, 2008, with Bank of America, which acquired Fleet Capital Corporation, (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires us to keep $5.0 million of cash in an operating account. During fiscal year 2006 our borrowings under the Credit Fleet Facility ranged between $5 million and $13 million at any one time. As of March 31, 2006, the borrowing base for the credit facility was $40.4 million and we had borrowings of $10.0 million under the Fleet Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of the quarter.

We incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and are amortizing these costs over the remaining term of the credit facility. The balance of these costs as of March 31, 2006 was $0.5 million.

On December 31, 2003, we entered into a one year letter of credit facility with ABN Amro. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $14.3 million) and an open term credit facility of Euro

1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.1 million).

On January 1, 2006, we opened a replacement letter of credit facility with ABN AMRO in the amount of Euro 11.8 million (U.S. $14.3 million) that is fully cash collateralized and will expire on June 30, 2006. This agreement can be renewed. The Company is currently working with several banks to obtain financing for this letter of credit.

Credit Ratings

	Rating	Outlook	Comments
Moody’s	B3	Negative	The Moody’s rating was changed to B3 in November 2004. The Moody’s outlook was changed to a negative outlook in November 2003.

S&P	B-	Negative	The S&P rating was changed to B- in February 2006. The S&P rating was changed to B in February 2005.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at March 31, 2006.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$175,000	$—
Long-term debt – 10.0% Notes	64,520	—	64,520	—	—
Capital lease obligations	2,490	1,385	1,105	—	—
Other obligations	10,434	10,131	64	73	166
Restructuring payment obligations (1)	17,312	10,102	7,210	—	—
Operating lease obligations	110,117	29,620	35,798	16,218	28,481
Purchase obligations	50,714	50,391	294	29	—
Estimated pension obligations	30,407	1,963	3,267	2,500	22,677

Total contractual obligations	$460,994	$103,592	$112,258	$193,820	$51,324

(1)	Includes amounts as part of restructuring plans committed to by management.

The above table does not include interest payments of $3.2 million paid every six months on April 1 and October 1 on our 10.0% subordinated notes due April 1, 2008 or interest payments of $9.6 million paid every six months on June 15 and December 15 on our 11.0% senior notes due June 15, 2010.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares (the “participating shares”) for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. In accordance with the terms of their issue, dividends were payable in the form of additional participating shares in the period through to December 2004. The terms of the issue of the senior notes due 2010 forbid the payment of cash dividends. Accordingly, dividends, which are cumulative, were paid in the form of additional participating shares through December 2004. At that time, we were obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which includes our credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The holders of the participating shares are, in general, entitled to appoint two directors to the board. Since the Company has not paid dividends in cash for six successive quarters following December 2004, they are entitled to appoint a further two directors until the time the Company has paid cash dividends on the participating shares for four successive quarters. As of June 5, 2006, the holders of the participating shares have appointed three directors to the Company’s Board of Directors.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2006 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.1% of the total voting power of our capital stock which includes an additional 106,391 participating shares in respect of payment-in-kind dividends.

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

We currently estimate that, as of December 17, 2010, the liquidation value of the then outstanding participating shares will be approximately $419.8 million. To the extent that we are legally permitted to do so, and except where a majority of our board of directors decides bona fide that to do so would be materially prejudicial to the business of the subsidiary undertaking, we are required to use our best efforts to ensure that our subsidiary undertakings distribute to us a sufficient amount of their profits, if any, to enable us to redeem the convertible participating shares. If we have insufficient distributable profits on December 17, 2010 to redeem the participating shares in full, we will be required to use our best efforts to complete a fresh issue of shares and use the proceeds of that fresh issue to finance the redemption. As of the date of this document, we have no distributable profits. However, in determining whether we are able to issue new shares, we may take into account then prevailing market conditions and other factors deemed reasonable by a majority of our board of directors, and we will not be required to issue new shares to the extent prohibited by our then existing indebtedness, whether under our principal bank credit facilities or pursuant to debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public offering or in a bona fide private offering.

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the fiscal years ended March, 31, 2006 and 2005, the Company was not required to make any penalty payments. For the fiscal year ended March 31, 2004 the Company was obligated for penalty payments of $0.1 million.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in many jurisdictions due to our net operating losses in those jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and paid $8.3 million in fiscal year 2006 related to these audits. We expect to pay between $1.6 million and $7.8 million to certain European tax authorities within fiscal year 2007 principally as a result of audits nearing settlements.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

The requirements of SFAS 123R are effective for our fiscal year beginning April 1, 2006. Early adoption of the provisions of SFAS 123R is encouraged, but not required. The Company has elected the modified retrospective method in applying SFAS 123R. At meetings held on January 30 and 31, 2006, our Human Resources Committee of the Board of Directors and our Board of Directors approved the acceleration of the vesting of all of our stock options outstanding as of January 31, 2006. The acceleration of the options took place on March 15, 2006. The purpose of the accelerated vesting was to enable us to avoid recognizing in our income statement compensation expense associated with these options in future periods, due to the adoption of SFAS 123R. The pre-tax charge to be avoided upon adoption of SFAS 123R is expected to be approximately $2.1 million and represents the fair value of the unvested awards as of the date of the acceleration as determined under SFAS 123. As a result of the accelerated vesting, approximately 1.3 million shares with varying remaining vesting schedules became immediately exercisable. In order to help avoid unintended personal benefits to holders of the accelerated options, any shares received through exercise of accelerated options may not be sold by the option holder until the original vesting date of the accelerated option or the termination of the employment of the option holder, whichever occurs first. In connection with the accelerated vesting, each option agreement underlying such options was amended. As a result of the accelerated vesting of the options, we recorded an immaterial charge to earnings under APB 25.

We expect the adoption of SFAS 123R will have an unfavorable impact for all future grants on our consolidated results of operations and net income per common share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines. This requirement may reduce our net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

All grants after March 31, 2006 will be valued using a binomial pricing model and we will recognize the associated expense over the vesting period based on the fair values determined by the binomial pricing model using the accelerated attribution method.

ITE M 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) to which we are exposed include foreign exchange risk and interest rates on debt.

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

We also have a credit facility with Bank of America, which acquired Fleet Capital Corporation, that expires on January 4, 2008, to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sublimit for standby and documentary letters of credit. The Fleet Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon.

On December 31, 2003, we entered into a one year letter of credit facility with ABN Amro. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $14.3 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.1 million).

On January 1, 2006, we opened a replacement letter of credit facility with ABN Amro in favor of Ricoh in the amount of Euro 11.8 million (U.S. $14.3 million) that is fully cash collateralized and will expire on June 30, 2006. This agreement can be renewed.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from Europe/Australia represented approximately 52.3% and 52.0% of our consolidated revenue during fiscal years 2006 and 2005, respectively. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into United States dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we have not done so and we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At March 31, 2006, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the fiscal years 2006, 2005 and 2004 there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for United States dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for fiscal year 2006 were negatively impacted by a $33.1 million foreign currency movement, primarily due to the weakening of the euro and the British pound sterling versus the U.S. dollar.

Changes in foreign exchange rates that have the largest impact on translating our international operating profits relate to the euro and the British pound sterling versus the United States dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $6.0 million in fiscal year 2006, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Seasonality

We have experienced some seasonality in our business. Our European operations have historically experienced lower revenue for the second quarter of our fiscal year, which is the three month period ended September 30th. This is primarily due to increased vacation time by European residents during July and August. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during that period.

Market Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facilities while the 11.0% senior notes and the 10% subordinated notes bear a fixed rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accountants

The Board of Directors and Shareholders of Danka Business Systems PLC

We have audited the accompanying consolidated balance sheets of Danka Business Systems PLC as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danka Business Systems PLC at March 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Danka Business Systems PLC’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Tampa, Florida

June 5, 2006

Danka Business Systems PLC

Consolidated Statements of Operations for the Years Ended

March 31, 2006, 2005 and 2004

(In thousands, except per American Depositary Share (“ADS”) amounts)

	2006	2005	2004
Revenue:
Retail equipment and related sales	$422,986	$422,273	$443,123
Retail service	498,820	557,022	608,212
Retail supplies and rentals	80,686	92,675	106,756
Wholesale	93,478	94,781	97,291

Total revenue	1,095,970	1,166,751	1,255,382

Cost of sales:
Retail equipment and related sales costs	296,322	282,330	291,966
Retail service costs	322,167	344,566	363,393
Retail supplies and rental costs, including depreciation on rental assets	51,031	57,823	62,385
Wholesale costs	77,214	78,123	78,241

Total cost of sales	746,734	762,842	795,985

Gross profit	349,236	403,909	459,397
Operating expenses:
Selling, general and administrative expenses	360,972	438,798	427,034
Restructuring charges	12,502	9,691	46,696
Impairment charges	—	70,854	—
Other expense (income)	506	684	2,255

Total operating expenses	373,980	520,027	475,985

Operating earnings (loss) from continuing operations	(24,744)	(116,118)	(16,588)
Interest expense	(31,720)	(31,506)	(33,771)
Interest income	60	5	715
Write-off of debt issuance costs	—	—	(20,563)

Earnings (loss) from continuing operations before income taxes	(56,404)	(147,619)	(70,207)
Provision (benefit) for income taxes	(9,054)	(21,890)	43,466

Earnings (loss) from continuing operations	(47,350)	(125,729)	(113,673)
Earnings (loss) from discontinued operations, net of tax	(1,288)	(7,347)	(17,687)
Gain (loss) on sale of discontinued operations, net of tax	(30,590)	—	—

Net earnings (loss)	$(79,228)	$(133,076)	$(131,360)

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$(47,350)	$(125,729)	$(113,673)
Dividends and accretion on participating shares	(21,635)	(20,298)	(19,099)

Net earnings (loss) from continuing operations attributable to common shareholders	$(68,985)	$(146,027)	$(132,772)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(1.08)	$(2.31)	$(2.12)
Net earnings (loss) from discontinued operations	(0.50)	(0.12)	(0.29)

Net earnings (loss)	$(1.58)	$(2.43)	$(2.41)

Weighted average ADSs	63,865	63,081	62,539

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Balance Sheets as of March 31, 2006 and 2005

(In thousands except share data)

	March 31, 2006	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$54,468	$76,969
Restricted cash	20,529	14,956
Accounts receivable, net of allowance for doubtful accounts of $35,091 and $55,577, respectively	189,354	211,415
Inventories	79,967	91,029
Assets held for sale – discontinued operations	—	44,911
Prepaid expenses, deferred income taxes and other current assets	8,251	14,514

Total current assets	352,569	453,794
Equipment on operating leases, net	12,138	19,157
Property and equipment, net	37,098	49,225
Goodwill	206,174	213,531
Other intangible assets, net of accumulated amortization of $3,349 and $2,079 respectively	1,861	2,406
Deferred income taxes	87	7,388
Other assets	18,865	23,525

Total assets	$628,792	$769,026

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$11,516	$2,308
Accounts payable	165,667	167,292
Accrued expenses and other current liabilities	93,644	121,932
Taxes payable	21,247	36,249
Liabilities held for sale – discontinued operations	—	16,461
Deferred revenue	33,027	37,772

Total current liabilities	325,101	382,014
Long-term debt and notes payable, less current maturities	238,081	239,406
Deferred income taxes and other long-term liabilities	51,929	64,387

Total liabilities	615,111	685,807

6.5% senior convertible participating shares $1.00 stated value; 500,000 authorized; 324,391 and 304,136 issued and outstanding, respectively	321,541	299,906
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value; 500,000,000 authorized; 256,529,024 and 254,188,656 issued and outstanding, respectively	5,330	5,277
Additional paid-in capital	329,745	329,152
Accumulated deficit	(596,823)	(495,960)
Accumulated other comprehensive loss	(46,112)	(55,156)

Total shareholders’ equity (deficit)	(307,860)	(216,687)

Total liabilities and shareholders’ equity (deficit)	$628,792	$769,026

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Years Ended

March 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Operating activities:
Net earnings (loss)	$(79,228)	$(133,076)	$(131,360)
Loss from discontinued operations	(31,878)	(7,347)	(17,687)

Earnings (loss) from continuing operations	(47,350)	(125,729)	(113,673)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,887	38,716	46,082
Deferred income taxes	(217)	(645)	36,698
Amortization of debt issuance costs	1,761	2,080	5,601
Write-off of debt issuance costs	—	—	20,563
Loss on sale of property and equipment and equipment on operating leases	2,519	919	3,418
Proceeds from sale of equipment on operating leases	728	3,104	—
Impairment charges	—	70,854	—
Restructuring charges	12,502	9,691	46,696
Changes in net assets and liabilities:
Restricted cash	(5,573)	(5,123)	(4,833)
Accounts receivable	23,461	17,395	13,412
Inventories	11,063	(3,549)	17,425
Prepaid expenses and other current assets	5,842	969	7,869
Other non-current assets	8,200	(6,402)	(3,639)
Accounts payable	(1,625)	40,258	(10,552)
Accrued expenses and other current liabilities	(57,435)	(20,093)	(16,964)
Deferred revenue	(4,744)	(4,844)	3,669
Other long-term liabilities	(15,730)	(7,200)	9,469

Net cash provided by (used in) continuing operations	(37,711)	10,401	61,241
Net cash provided by (used in) discontinued operations	87	(5,385)	1,406

Net cash provided by (used in) operating activities	(37,624)	5,016	62,647

Investing activities:
Capital expenditures	(13,085)	(22,071)	(32,732)
Purchase of subsidiary, net of cash acquired	—	(2,110)	(457)
Proceeds from sale of discontinued operations, net of cash	16,924	209	—
Proceeds from the sale of property and equipment	233	443	4,207

Net cash provided by (used in) continuing investing activities	4,072	(23,529)	(28,982)
Net cash provided by (used in) discontinued investing activities	(456)	(2,680)	(6,104)

Net cash provided by (used in) investing activities	3,616	(26,209)	(35,086)
Financing activities:
Borrowings under line of credit agreements	53,079	26	29,000
Payments under line of credit agreements	(43,393)	(1,155)	(142,353)
Payments under capital lease arrangements	(2,205)	(1,277)	(2,833)
Principal payments of debt	—	—	(49,233)
Proceeds from debt issuance	—	—	170,905
Payment of debt issue costs	—	—	(11,150)
Restricted cash	—	(5,000)	—
Proceeds from stock options exercised	627	1,165	575

Net cash provided by (used in) continuing financing activities	8,108	(6,241)	(5,089)
Net cash provided by (used in) discontinued financing activities	(99)	(361)	401

Net cash provided by (used in) provided by financing activities	8,009	(6,602)	(4,688)

Effect of exchange rates	(2,693)	2,998	3,591

Net increase (decrease) in cash and cash equivalents	(28,692)	(24,797)	26,464
Cash and cash equivalents from continuing operations, beginning of period	76,969	102,021	77,680
Cash and cash equivalents from discontinued operations, beginning of period	6,191	5,936	3,813
Cash and cash equivalents from discontinued operations, end of period	—	(6,191)	(5,936)

Cash and cash equivalents, end of period	$54,468	$76,969	$102,021

Supplemental disclosures - cash flow information:
Interest paid	$30,280	$29,859	$38,743
Income taxes paid	12,826	4,135	1,628
Capital lease obligations incurred for equipment leases	—	—	5,104

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended March 31, 2006, 2005 and 2004

(In thousands)

	Number of ordinary shares (4 ordinary shares equal 1 ADS)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balances at March 31, 2003	249,532	$5,167	$327,173	$(189,995)	$(76,636)	$65,709

Net loss	—	—	—	(131,360)	—	(131,360)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(7,271)	(7,271)
Currency translation adjustment, net of taxes of nil	—	—	—	—	28,474	28,474

Comprehensive loss						(110,157)
Dividends and accretion on participating shares	—	—	—	(21,231)	—	(21,231)
Proceeds from stock options exercised	1,280	27	897	—	—	924

Balances at March 31, 2004	250,812	5,194	328,070	(342,586)	(55,433)	(64,755)

Net loss	—	—	—	(133,076)	—	(133,076)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(4,093)	(4,093)
Currency translation adjustment, net of taxes of nil	—	—	—	—	4,370	4,370

Comprehensive loss						(132,799)
Dividends and accretion on participating shares	—	—	—	(20,298)	—	(20,298)
Proceeds from stock options exercised	3,377	83	1,082	—	—	1,165

Balances at March 31, 2005	254,189	5,277	329,152	(495,960)	(55,156)	(216,687)

Net loss	—	—	—	(79,228)	—	(79,228)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(5,661)	(5,661)
Currency translation adjustment, net of taxes of nil (Note 5)	—	—	—	—	14,705	14,705

Comprehensive loss						(70,184)
Dividends and accretion on participating shares	—	—	—	(21,635)	—	(21,635)
Non-cash stock-based compensation	—	—	19	—	—	19
Proceeds from stock options exercised	2,340	53	574	—	—	627

Balances at March 31, 2006	256,529	$5,330	$329,745	$(596,823)	$(46,112)	$(307,860)

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Note 1. Summary of Significant Accounting Policies

Basis of preparation: The consolidated financial statements of Danka Business Systems PLC (also referred to herein as “Danka” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles. The principal accounting policies are set forth below.

Basis of consolidation: The consolidated financial statements include the Company’s accounts and the accounts of its majority and wholly owned subsidiaries. The Company’s principal operating subsidiaries are located in the United States, Europe and Australia, and are principally engaged in the distribution and service of photocopiers and related office imaging equipment. All inter-company balances and transactions have been eliminated in consolidation. References herein to “we” or “our” refer to Danka Business Systems PLC and consolidated subsidiaries unless the context specifically states otherwise.

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

Restricted cash: The Company had restricted cash of $20.5 million and $15.0 million at March 31, 2006 and 2005, respectively, which is collaterizing the Company’s lines and letters of credit.

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

Inventories: Inventories consist of photocopiers, facsimile equipment and other automated office equipment which are stated at the lower of specific cost or market of $37.9 million at March 31, 2006 and $44.4 million at March 31, 2005. The related parts and supplies are valued at the lower of average cost or market of $42.1 million at March 31, 2006 and $46.6 million at March 31, 2005. On an ongoing basis, the Company reviews for estimated obsolete or unmarketable inventories and writes-down its inventories to their estimated net realizable value based upon its forecasts of future demand and market conditions using historical trends and analysis.

Equipment on Operating Leases: Equipment on operating leases is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated economic lives, generally three to five years. Depreciation is record as retail supplies and rental costs.

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

Goodwill: Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews its goodwill balances for impairment in the fourth quarter of its fiscal year or more frequently if impairment indicators arise. Goodwill is tested for impairment by comparing the fair value of each reporting unit with it carrying value. Fair value is determined with the assistance of third party appraisers utilizing a combination of discounted cash flow and market multiple approaches.

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

Other intangible assets: Other intangible assets consist of tradenames, customer lists and non-compete agreements. Tradenames have an indefinite life and are not amortized. Customer lists are amortized over their useful lives, generally two to five years, generally on a straight-line basis. Non-compete agreements are amortized over the lives of the agreements, generally three to fifteen years, on a straight-line basis which approximates the effective interest method.

Other assets: Other assets include deferred financing costs which are amortized on a straight-line basis to interest expense over the term of the related debt.

Income taxes: In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences which give rise to the deferred tax asset become deductible. The Company’s past financial performance is a significant factor which contributes to its inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering the relevant data, management concluded that it is not “more likely than not” that the Company will realize the benefits of certain deferred tax assets at March 31, 2006 and 2005. Consequently, the Company has a valuation allowance against net deferred tax assets in most jurisdictions at March 31, 2006 and 2005.

Revenue recognition: The Company generally has agreements to provide product maintenance services for the equipment that it sells or leases to customers. The Company follows the guidance in the Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), as modified for the impact of higher level accounting literature, to allocate revenue received between the two deliverables in the arrangement – the equipment and the product maintenance services. For arrangements in which the product maintenance services meet the definition in the Financial Accounting Standards Board (“FASB”) Technical Bulletin (“TB”) No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“TB 90-1”), of a separately priced product maintenance contract, revenue equal to the amount paid by the customer to obtain the product maintenance services is allocated to the separately priced maintenance agreement, with the remainder of the revenue allocated to the equipment (or operating lease payments for use of the equipment). For arrangements in which the product maintenance services does not meet the definition in TB 90-1 of a separately priced product maintenance contract, but the revenue recognized related to the equipment is governed by FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), revenue is allocated between the equipment (or operating lease payments for use of the equipment) and product maintenance services on a relative fair value basis using our best estimate of fair value of the equipment (or operating lease payments for use of the equipment) and of the product maintenance services.

Revenue from wholesale and retail equipment and related sales, including revenue allocated to equipment sales as discussed above, is recognized upon acceptance of delivery by the customer. In the case of equipment sales financed by third party finance/leasing companies, revenue is recognized at the later of acceptance of delivery by the customer or credit acceptance by the finance/leasing company. In addition, for the sale of certain digital equipment that requires a comprehensive setup by the Company before it can be used by a customer, revenue is recognized upon the customer’s written confirmation of delivery and installation. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon equipment usage by the customer.

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, is not a significant focus of the marketing effort, and the Company does not provide post contract customer support specific to the software or incur significant costs that are within the scope of FASB Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86”). Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that FASB Statement of Position No. 97-2, “Software Revenue Recognition” (“SFAS 97-2”), is not applicable. Revenue from the sales of equipment subject to an operating lease, or of equipment that is leased by or intended to be leased by the purchaser to another party, and sales-type leases is recognized in accordance with SFAS 13. Revenue from all other sales of equipment is recognized in accordance with SEC Staff Accounting Bulletin No. 104.

Rental operating lease income is recognized straight-line over the lease term. Retail service revenues are generally recognized ratably over the term of the underlying product maintenance contracts. Under the terms of the product maintenance contract, the customer is billed a flat periodic charge and/or a usage-based fee. The typical agreement includes an allowance for a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. The Company records revenue each period for the flat periodic charge and for actual or estimated usage.

Cost of sales: Inbound freight charges are included in inventory. When the inventory is sold, the cost of the inventory, including the inbound freight charges, is relieved and charged to costs of sales. When the inventory is rented, the cost of the inventory, including the inbound freight charges, is relieved and transferred to the rental equipment asset account. The cost of the rental equipment asset is then depreciated over the estimated useful life of the equipment. The depreciation of rental equipment assets is included in retail supplies and rental costs.

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

Advertising: Advertising costs are charged to expense as incurred. Net advertising expenses totaled $2.4 million, $3.4 million and $4.4 million for fiscal years 2006, 2005 and 2004, respectively.

Restructuring charges: The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred under the provisions of FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The Company accounts for ongoing benefit arrangements under FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits,” (“SFAS 112”) which requires that a liability be recognized when the costs are probable and reasonably estimable.

Earnings per share: Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock. Earnings (loss) attributable to common shareholders is determined by reducing net earnings or loss by the dividends and accretion for the relevant fiscal year paid on the 6.5% senior convertible participating shares. Earnings per American Depositary Share (“ADS”) are based on the current ratio of four ordinary shares to one ADS.

Foreign currencies: The functional currency for most foreign operations is the local currency. Foreign currency transactions are converted at the rate of exchange on the date of the transaction or translated at the year end rate in the case of transactions not then finalized. Gains and losses resulting from foreign currency transactions are included in other expense (income) in the accompanying statements of operations.

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

Concentrations of risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted cash, trade receivables, trade payables and long-term debt. The Company’s cash and cash equivalents and restricted cash are placed with high credit quality financial institutions, and are invested in short-term maturity, highly rated securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographical areas. As of March 31, 2006, the Company had no significant concentrations of credit risk. The Company’s business is dependent upon close relationships with its vendors and its ability to purchase photocopiers and related office imaging equipment from these vendors on competitive terms. The Company primarily purchases products from several key vendors including Canon, Ricoh and Toshiba, each of which represented 10% or more of equipment purchases for the years ended March 31, 2006, 2005 and 2004.

Convertible Participating Shares: The Company accretes to the redemption value of its 6.5% convertible participating shares over the period from the date of issuance to the earliest redemption date of the convertible participating shares using the straight-line method that approximates the interest method. The unaccreted amount at March 31, 2006 was $5.5 million.

Stock Based Compensation: The Company has employee stock benefit plans, which are described more fully in Note 15—Share Option and Stock Compensation Plans. The Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date. However, $0.2 million of stock-based employee compensation cost is recognized in net income related to the issuance of shares to the Company’s Board of Directors pursuant to the 2002 outside Director Stock Compensation Plan.

In addition, at meetings held on January 30 and 31, 2006, our Human Resources Committee of the Board of Directors and our Board of Directors approved the acceleration of the vesting of all of our stock options outstanding as of January 31, 2006. The acceleration of the options took place on March 15, 2006. The purpose of the accelerated vesting is to enable us to avoid recognizing in our income statement compensation expense associated with these options in future periods, due to the adoption of FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”). The pre-tax charge to be avoided upon adoption of SFAS 123R is expected to be approximately $2.1 million and represents the fair value of the unvested awards as of the date of the acceleration as determined under FASB Statement No. 123, “Accounting for Stock-Based Compensation.” (“SFAS No. 123”). As a result of the accelerated vesting, approximately 1.3 million shares with varying remaining vesting schedules became immediately exercisable. In order to help avoid unintended personal benefits to holders of the accelerated options, any shares received through exercise of accelerated options may not be sold by the option holder until the original vesting date of the accelerated option or the termination of the employment of the option holder, whichever occurs first. In connection with the accelerated vesting, each option agreement underlying such options was amended. As a result of the accelerated vesting of the options, we recorded an immaterial charge to earnings under APB 25.

The following table illustrates the effect on net earnings (loss) available to common shareholders and earnings (loss) available to common shareholders per ADS if we had applied the fair value recognition provisions of SFAS 123, to employee stock benefits, including shares issued under the stock option plans.

For purposes of this pro-forma disclosure, the estimated fair value of the options using the Black-Sholes method for the fiscal years ending March 31, 2006, 2005 and 2004 would have been as follows:

	2006	2005	2004
Net earnings (loss) from continuing operations	$(47,350)	$(125,729)	$(113,673)
Add: total stock-based employee compensation expense related to acceleration of stock options, net of tax	227	—	—
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(5,738)	(4,203)	(5,766)

Pro forma earnings (loss) from continuing operations	(52,861)	(129,932)	(119,439)
Dividends and accretion on participating shares	(21,635)	(20,298)	(19,099)

Pro forma earnings (loss) from continuing operations attributable to common shareholders	(74,496)	(150,230)	(138,538)
Earnings (loss) from discontinued operations	(31,878)	(7,347)	(17,687)

Pro forma earnings (loss) attributable to common shareholders	$(106,374)	$(157,577)	$(156,225)

Basic and diluted earnings (loss) from continuing operations attributable to common shareholders per ADS
As reported	$(1.08)	$(2.31)	$(2.12)
Pro forma	$(1.17)	$(2.38)	$(2.22)

Basic and diluted earnings (loss) attributable to common shareholders per ADS
As reported	$(1.58)	$(2.43)	$(2.41)
Pro forma	$(1.67)	$(2.50)	$(2.50)
Weighted average ADS	63,865	63,081	62,539

See Note 15 – Share Option and Stock Compensation for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

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

Accumulated other comprehensive loss: At March 31, 2006, accumulated other comprehensive loss consisted of $30.0 million and $16.1 million of currency translation adjustment and minimum pension liability, respectively. At March 31, 2005, accumulated other comprehensive loss consisted of $43.8 million and $11.4 million of currency translation adjustment and minimum pension liability, respectively.

New Accounting Pronouncements: In December 2004, the FASB issued SFAS 123R, an amendment of SFAS 123. SFAS 123R eliminates the ability to account for share-based payments using APB 25 and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

The requirements of SFAS 123R are effective for our fiscal year beginning April 1, 2006. Early adoption of the provisions of SFAS 123R is encouraged, but not required. The Company has elected the modified retrospective method in applying SFAS 123R. At meetings held on January 30 and 31, 2006, our Human Resources Committee of the Board of Directors and our Board of Directors approved the acceleration of the vesting of all of our stock options outstanding as of January 31, 2006. The acceleration of the options took place on March 15, 2006. The purpose of the accelerated vesting is to enable us to avoid recognizing in our income statement compensation expense associated with these options in future periods, due to the adoption of SFAS 123R. The pre-tax charge to be avoided upon adoption of SFAS 123R is expected to be approximately $2.1 million and represents the fair value of the unvested awards as of the date of the acceleration as determined under SFAS 123. As a result of the accelerated vesting, approximately 1.3 million shares with varying remaining vesting schedules became immediately exercisable. In order to help avoid unintended personal benefits to holders of the accelerated options, any shares received through exercise of accelerated options may not be sold by the option holder until the original vesting date of the accelerated option or the termination of the employment of the option holder, whichever occurs first. In connection with the accelerated vesting, each option agreement underlying such options was amended. As a result of the accelerated vesting of the options, we recorded an immaterial charge to earnings under APB 25.

The Company expects the adoption of SFAS 123R will have an unfavorable impact for all future grants on its consolidated results of operations and net income per common share. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidelines. This requirement may reduce the Company’s net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

All grants after March 31, 2006 will be valued using a binomial pricing model and we will recognize the associated expense over the vesting period based on the fair values determined by the binomial pricing model using the accelerated attribution method.

United Kingdom Companies Act 1985: The financial statements for the years ended March 31, 2006, 2005, and 2004 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts prepared under United Kingdom generally accepted accounting principles for the year ended March 31, 2006 will be delivered to the Registrar of Companies for England and Wales following our 2006 annual general meeting. The auditors’ reports on those statutory accounts is expected to be unqualified.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2. Goodwill and Other Intangible Assets

Goodwill was reviewed for possible impairment as of January 1, 2006 and 2005, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. In performing its impairment testing, the Company engaged an independent company to assist in the valuation of its reporting units. The fair value of the reporting units was determined using a combination of a discounted cash flow model and a guideline company method using market multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the analysis as of January 1, 2005, management determined that the goodwill balance was impaired for its Europe/Australia reporting unit. As such, additional goodwill impairment testing was completed for that reporting unit, and based on those results, the Company recorded an impairment charge totaling $70.9 million during fiscal year 2005. No such charge was needed in fiscal year 2006.

As of March 31, 2006, goodwill was $206.2 million. Changes to goodwill for the fiscal year ended March 31, 2006 resulted primarily from fluctuations in foreign currency exchange rates. In addition, the Company wrote off $2.9 million of goodwill upon the sale of its Canadian subsidiary.

Goodwill by reporting units as of March 31, 2006 and 2005 was as follows:

	2006	2005
United States	$94,505	$93,909
Europe/Australia	111,669	119,622

Total	$206,174	$213,531

Other intangible assets, principally customer lists, was $1.9 million, net of $3.3 million of accumulated amortization. Aggregate amortization expense of other intangible assets for fiscal years 2006, 2005 and 2004 was $1.3 million, $0.5 million and $0.4 million, respectively. Estimated amortization expense for fiscal year 2007 is $0.6 million and the succeeding four fiscal years is between $0.1 million and $0.7 million per year.

Note 3. Restructuring Charges

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded a $15.2 million restructuring charge in fiscal year 2006 primarily relating to severance charges due to additional cost reduction efforts. These charges were offset by a reduction in severance charges of $3.3 million due to favorable severance negotiations and employee attrition. Cash outlays for severance and facilities during the year were $10.4 million and $0.4 million, respectively. The other non-cash changes of $0.7 million represent foreign currency adjustments.

The remaining liability of the 2005 Plan restructuring charge of $6.1 million and $4.6 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
Severance	$11,920	$10,007	$10,569	$(10,444)	$(538)	$9,594
Future lease obligations on facility closures	319	367	1,370	(432)	(188)	1,117

Total	$12,239	$10,374	$11,939	$(10,876)	$(726)	$10,711

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
United States	$2,634	$2,687	$3,928	$(5,059)	$—	$1,556
Europe/Australia	9,286	7,320	6,641	(5,385)	(538)	8,038

Total	$11,920	$10,007	$10,569	$(10,444)	$(538)	$9,594

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
United States	$—	$—	$868	$(282)	$—	$586
Europe/Australia	319	367	502	(150)	(188)	531

Total	$319	$367	$1,370	$(432)	$(188)	$1,117

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

As part of these plans, the Company recorded a $47.3 million restructuring charge in fiscal year 2004 that included $24.1 million related to severance for employees and $23.2 million related to future lease obligations for facilities that were vacated by March 31, 2004. The fiscal year 2004 restructuring charge was partially offset by $0.6 million reversal of prior years’ restructuring charges. The Company reversed $2.0 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its United States and Europe/Australia segments, and a change in restructuring plans in Europe/Australia due to improved performance in certain markets partially offset by a higher estimate of facility charges in the United States due to its inability to sublease the facilities.

Cash outlays for employee severance during fiscal year 2006 were $2.2 million. In addition, the Company reversed $0.3 million of severance costs during the period due to employee attrition. The remaining non-cash change of $0.1 million represents foreign currency adjustments.

Cash outlays for facilities for fiscal year 2006 were $7.1 million. The Company incurred $0.9 million of fiscal year 2004 Plan facility charges during fiscal year 2006, as a result of broker commissions paid in the United States due to the sub-lease of certain facilities. If remaining leases are not terminated, payments will continue through their respective terms.

The remaining liability of the 2004 Plan restructuring charge of $4.0 million and $2.6 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
Severance	$19,621	$3,117	$(301)	$(2,173)	$(146)	$497
Future lease obligations on facility closures	25,121	12,606	864	(7,141)	(225)	6,104

Total	$44,742	$15,723	$563	$(9,314)	$(371)	$6,601

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
United States	$5,800	$313	$(101)	$(212)	$—	$—
Europe/Australia	13,773	2,804	(200)	(1,961)	(146)	497
Other (1)	48	—	—	—	—	—

Total	$19,621	$3,117	$(301)	$(2,173)	$(146)	$497

(1)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2005	Reserve at March 31, 2005	Charge to March 31, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at March 31, 2006
United States	$15,108	$6,600	$447	$(4,328)	$—	$2,719
Europe/Australia	5,568	4,437	417	(1,244)	(225)	3,385
Other (1)	4,445	1,569	—	(1,569)	—	—

Total	$25,121	$12,606	$864	$(7,141)	$(225)	$6,104

(1)	Includes corporate charges

Note 4. Other Expense (Income)

Other income and other expense include the following for the years ended March 31, 2006, 2005, and 2004:

	2006	2005	2004
Other expense (income):
Foreign exchange (gains)	$(381)	$(468)	$(53)
Amortization of other intangible assets	1,270	497	360
Country exit and asset impairment costs	(292)	664	1,948
Other	(91)	(9)	—

Total	$506	$684	$2,255

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

	2006	2005	2004
Revenues	$12,563	$30,353	$27,985
Net earnings (loss) from discontinued operations	111	1,749	(20,068)
Provision for income taxes on discontinued operations	790	1,378	91
Gain (loss) on sale of discontinued operations, net of tax	(29,177)	—	—
Income tax benefit on sale of discontinued operations	—	—	—

The loss on the sale of discontinued operations includes a write off of currency translation adjustments of $19.9 million.

In June 2005, the Company sold the shares of its Canadian business unit, Danka Canada, Inc. to Pitney Bowes of Canada, LTD., a subsidiary of Pitney Bowes, Inc. for a purchase price of $14.0 million in cash. The operating activities of Danka Canada, Inc. have been reported as discontinued operations, and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for Danka Canada, Inc. is set forth below:

	2006	2005	2004
Revenues	$9,407	$35,888	$47,957
Net earnings (loss) from discontinued operations	(609)	(7,687)	2,503
Provision for income taxes on discontinued operations	—	31	31
Gain (loss) on sale of discontinued operations, net of tax of nil	(1,413)	—	—
Income tax benefit on sale of discontinued operations	—	—	—

The loss on the sale of discontinued operations includes a write off of currency translation adjustments of $4.7 million and goodwill of $2.9 million. In addition, the purchase price is subject to adjustment based upon working capital, as defined in the purchase and sale agreement. Accordingly, the loss on the sale of discontinued operations may be adjusted when the working capital adjustment is finalized.

In accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the assets and liabilities to be sold have been reclassified from various line items within the balance sheet and aggregated into “Assets held for sale – discontinued operations” and “Liabilities held for sale – discontinued operations” as of March 31, 2005. The following represents the Canadian and Central and South American business units carrying amounts of the major classes of assets and liabilities held for sale at March 31, 2005:

March 31, 2005 Carrying Amount
Assets
Cash and cash equivalents	$6,191
Accounts receivable, net	17,089
Inventory	5,646
Prepaid expenses, deferred income taxes and other current assets	960
Equipment on operating leases, net	4,286
Property and equipment, net	1,429
Goodwill	2,951
Deferred income taxes	1,558
Other assets	4,801

Assets held for sale – discontinued operations	$44,911

March 31, 2005 Carrying Amount
Liabilities
Accounts payable	$5,820
Accrued expenses and other current liabilities	5,455
Taxes payable	1,348
Deferred revenue	2,394
Deferred income taxes and other long-term liabilities	1,444

Liabilities held for sale – discontinued operations	$16,461

Note 6. Income Taxes

The provision (benefit) for income taxes attributable to continuing operations for the years ended March 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
U.S. income tax
Current	$(10,044)	$4,313	$748
Deferred	—	—	52,702

Total U.S. tax provision (benefit)	(10,044)	4,313	53,450
U.K. income tax
Current	—	—	—
Deferred	—	—	(17,319)

Total U.K. tax provision (benefit)	—	—	(17,319)
Other international income tax
Current	1,207	(25,558)	6,020
Deferred	(217)	(645)	1,315

Total other international tax provision (benefit)	990	(26,203)	7,335

Total provision (benefit) for income taxes	$(9,054)	$(21,890)	$43,466

A reconciliation of the United Kingdom statutory corporation tax rate to the effective rate for the years ended March 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Tax (benefit) charge at standard U.K. rate	$(16,921)	$(44,286)	$(21,062)
Profits (losses) taxed at other than standard U.K. rate	(3,002)	(12,845)	(4,045)
Valuation allowance changes affecting the provision (benefit) for income taxes	47,542	24,065	72,707
Write-down of goodwill	—	21,257	—
Settlement of uncertain tax positions	(45,699)	(24,389)	—
Dividend income	9,604	9,203	—
Other permanent differences	(578)	5,105	(4,134)

Provision (benefit) for income taxes	$(9,054)	$(21,890)	$43,466

The United Kingdom statutory corporation tax rate was 30% in fiscal years 2006, 2005 and 2004.

The tax effects of temporary differences that comprise the elements of deferred tax at March 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Accrued expenses not deducted for tax purposes	$6,570	$15,161
Reserves for inventory and accounts receivable not deducted for tax purposes	21,910	23,508
Tax loss carryforwards	1,316,640	1,261,663
Tax credit carryforwards	3,200	3,201
Depreciation and other	3,455	5,040

Total gross deferred tax assets	1,351,775	1,308,573
Valuation allowance	(1,350,374)	(1,299,806)

Net deferred tax assets	1,401	8,767
Deferred tax liabilities:
Expenses deducted for tax purposes not expensed for U.S. GAAP	(1,388)	(2,384)
Reserves for inventory and accounts receivable not expensed for U.S. GAAP	—	(8)
Currency exchange gains not taxed	—	(2,616)
Leases and depreciation	(2,233)	(7,286)

Total gross deferred tax liabilities	(3,621)	(12,294)

Net deferred tax liability	$(2,220)	$(3,527)

Net deferred tax assets (liabilities) as of March 31, 2006 and 2005 were classified in the consolidated balance sheets as follows:

	2006	2005
Deferred tax assets—current	$1,314	$1,379
Deferred tax assets—non-current	87	7,388
Deferred tax liabilities—current	(1,388)	(2,391)
Deferred tax liabilities—non-current	(2,233)	(9,903)

Net deferred tax asset liability	(2,220)	(3,527)

At March 31, 2006, the Company has net operating losses and other carryforwards relating to U.S. operations of approximately $342.1 million of which $92.0 million will expire if not used by March 31, 2019, $52.8 million if not used by March 31, 2021, $41.6 million if not used by March 31, 2023, $23.4 million if not used by March 31, 2024, $64.7 million if not used by March 31, 2025 and $67.6 million if not used by March 31, 2026. Additionally, the Company’s U.S. operations have an alternative minimum tax credit carryforward of $3.2 million which is available indefinitely.

The Company has Non-U.S. net operating loss carryforwards in multiple jurisdictions of approximately $68.9 million which have varying expiration dates ranging from March 31, 2007 to indefinite life. In addition to the loss carryforwards of operating groups, the Company has holding company loss carryforwards totaling $3,830 million, the majority of which have no expiration dates. All net operating losses have been offset by a full valuation allowance reflecting uncertainty as to future realization.

During fiscal year 2006, the Company recorded adjustments for changes in prior year estimates of tax liabilities of $11.3 million. These adjustments primarily related to favorable resolution of tax contingencies in the Company’s United States operations.

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

During fiscal years 2006 and 2005 the Company continued to establish a full valuation allowance against the tax benefits resulting from current year losses before income taxes.

The valuation allowance for deferred tax assets as of March 31, 2006, and 2005 was $1,350.4 million and $1,299.8 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2006 and 2005 in most jurisdictions and therefore a valuation allowance has been recorded to reserve our deferred tax assets at March 31, 2006 and 2005 in these jurisdictions.

The repatriation of the undistributed earnings of the Company’s foreign subsidiaries to the United Kingdom at March 31, 2006 would not result in an additional material amount of tax.

The number of years that are open for tax audits vary depending on tax jurisdiction. A number of years may elapse before a particular matter is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that the consolidated financial statements reflect the probable outcome of known tax contingencies.

Note 7. Earnings per Share

The effects of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below, are not included in the computation of diluted earnings per share for the years ended March 31, 2006, 2005 and 2004 because they are anti-dilutive as the Company incurred losses available to common shareholders. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the years ended March 31, 2006, 2005 and 2004 because they are anti-dilutive as the Company is in a loss position. The total number of outstanding shares related to stock options (all of which are anti-dilutive) was 6.1 million, 7.6 million and 8.5 million at March 31, 2006, 2005 and 2004, respectively.

Potential ADSs issuance from:

	March 31,
	2006	2005	2004
6.5% senior convertible participating shares	25,260	23,681	22,203
Stock options	755	1,711	1,766

Note 8. Segment Reporting

The Company is organized into two reporting segments, the Americas and Europe/Australia. The geographical areas covered by the Americas segment included the United States, Canada, Central America and South America while the Europe/Australia segment includes operations in Europe and Australia. Due to the sales of operations in Canada and Central and South America during fiscal year 2006, the Americas segment has been renamed the United States segment as it now comprises only the United States.

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

The following tables present information about the Company’s segments.

Revenue, Gross profit, Operating earnings (loss) from continuing operations and Interest Expense

	Year ended March 31,
	2006	2005	2004
(in thousands)
Revenue
United States	$522,399	$559,918	$646,046
Europe/Australia	573,571	606,833	609,336

Total Revenue	$1,095,970	$1,166,751	$1,255,382

Gross profit
United States	$178,628	$208,403	$263,436
Europe/Australia	170,608	195,506	195,961

Total Gross profit	$349,236	$403,909	$459,397

Operating earnings (loss) from continuing operations
United States	$3,529	$(13,494)	$9,299
Europe/Australia (2)	2,283	(64,263)	(5,031)

Subtotal	5,812	(77,757)	4,268
Other (1)	(30,556)	(38,361)	(20,856)

Total Operating earnings (loss) from continuing operations	$(24,744)	$(116,118)	$(16,588)

Interest expense
United States	$1,048	$1,208	$1,182
Europe/Australia	2,481	1,279	1,992

Subtotal	3,529	2,487	3,174
Other (1)	28,191	29,019	30,597

Total Interest expense	$31,720	$31,506	$33,771

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Includes goodwill impairment charge of $70.9 million during fiscal year 2005.

Approximately 52.3%, 52.0% and 48.5% of the Company’s revenue in fiscal years 2006, 2005 and 2004, respectively, was generated outside the United States.

Capital Expenditures and Depreciation and Amortization

	Year ended March 31,
	2006	2005	2004
Capital Expenditures
United States	$5,630	$10,926	$19,553
Europe/Australia	7,375	10,527	10,749

Subtotal	13,005	21,453	30,302
Other (1)	80	618	2,430

Total Capital Expenditures	$13,085	$22,071	$32,732

Depreciation and Amortization
United States	$18,631	$25,552	$30,894
Europe/Australia	8,950	10,974	13,552

Subtotal	27,581	36,526	44,446
Other (2)	1,306	2,190	1,636

Total Depreciation and Amortization	$28,887	$38,716	$46,082

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	Year ended March 31,
	2006	2005
Assets
United States	$204,400	$232,213
Europe/Australia	338,076	382,797

Subtotal	542,476	615,010
Other (1)	86,316	154,016

Total Assets	$628,792	$769,026

Long-lived Assets (2)
United States	$92,011	$106,034
Europe/Australia	127,015	138,510

Subtotal	219,026	244,544
Other (1)	57,197	70,688

Total Long-lived Assets	$276,223	$315,232

(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and other intangibles, deferred tax assets and other assets, all of which are net of their related depreciation and amortization.

Note 9. Quarterly Financial Data (unaudited)

The following table presents selected quarterly financial data for the periods indicated:

	June 30	Sept. 30	Dec. 31	March 31	Total Year
Fiscal 2006
Total Revenue	$292,579	$266,735	$265,461	$271,195	$1,095,970

Gross profit	98,322	86,913	84,488	79,513	349,236
Earnings (loss) from continuing operations, net of tax (1)	(19,144)	(13,918)	8,398	(22,686)	(47,350)
Earnings (loss) from and gain (loss) on sale of discontinued operations, net of tax	(976)	(30,589)	(63)	(250)	(31,878)
Net earnings (loss)	(20,120)	(44,507)	8,335	(22,936)	(79,228)

Basic and diluted net earning (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	(0.39)	(0.30)	0.05	(0.44)	(1.08)
Net earnings (loss) from discontinued operations	(0.01)	(0.48)	0.00	(0.01)	(0.50)
Net earnings (loss)	(0.40)	(0.78)	0.05	(0.45)	(1.58)
Stock prices (high/low) per ADS	$1.65–$1.20	$2.78–$1.48	$2.72–$1.27	$1.72–$1.37	$2.78–$1.20

(1)	Includes a charge of $2.9 million relating to the correction of an error in the accounting for long-lived assets at March 31, 2005 which was recorded in the first quarter, a reduction of $3.2 million for overpayments and $1.7 million of over accruals for workers’ compensation insurance for prior periods which were recorded in the third quarter and credits of $5.5 million related to prior years’ sales tax recoveries in the United States, of which $2.2 million was recorded in the third quarter and $3.3 million was recorded in the second quarter.

	June 30	Sept. 30	Dec. 31	March 31	Total Year
Fiscal 2005
Total Revenue	$293,493	$292,575	$296,573	$284,110	$1,166,751
Gross profit	113,027	106,033	106,893	77,956	403,909

Earnings (loss) from continuing operations, net of tax (1)	1,449	(1,813)	5,415	(130,780)	(125,729)
Earnings (loss) from discontinued operations, net of tax	(1,028)	(27)	(959)	(5,333)	(7,347)
Net earnings (loss)	421	(1,840)	4,456	(136,113)	(133,076)

Basic and diluted net earning (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	(0.06)	(0.11)	0.01	(2.15)	(2.31)
Net earnings (loss) from discontinued operations	(0.01)	(0.00)	(0.02)	(0.09)	(0.12)
Net earnings (loss)	(0.07)	(0.11)	(0.01)	(2.24)	(2.43)
Stock prices (high/low) per ADS	$4.81–$3.53	$4.89–$3.57	$3.77–$2.96	$3.12–$1.34	$4.89–$1.34

(1)	Includes a $19.0 million tax benefit resulting from a change in estimate recorded in the third quarter ended December 31, 2004 and a goodwill impairment charge of $70.9 million, a restructuring charge of $12.7 million, and a charge to accounts receivable allowances due to a change in estimate of $14.3 million for the fourth quarter ended March 31, 2005.

Note 10. Equipment on Operating Leases, net

Included in equipment on operating leases is equipment used to generate rental revenue. Substantially all of the Company’s governmental operating leases are cancelable after one year. Equipment on operating leases is depreciated over one to five years and consists of the following at March 31, 2006 and 2005:

	2006	2005
Equipment on operating leases	$62,541	$88,236
Less accumulated depreciation	(50,403)	(69,079)

Equipment on operating leases, net	$12,138	$19,157

Depreciation on equipment on operating leases for the years ended March 31, 2006, 2005 and 2004 was $10.5 million, $15.5 million and $21.2 million, respectively, and is included in retail supplies and rental costs in the accompanying statements of operations.

Note 11. Property and Equipment, net

Property and equipment, along with their useful lives, consists of the following at March 31, 2006 and 2005:

	2006	2005	Average Useful life In years
Buildings	$755	$1,411	30
Office furniture and equipment	63,015	77,974	3 – 7
Leased office furniture and equipment	4,987	4,987	3 – 7
Leasehold improvements	16,965	19,202	3 – 15
Software	53,778	68,258	3 – 5
Transportation equipment	1,679	2,377	5 – 7
Land	9	343	—

Total cost	141,188	174,552
Less accumulated depreciation and amortization	(104,090)	(125,327)

Property and equipment, net	$37,098	$49,225

Depreciation expense on property and equipment and amortization of assets on capital leases for the years ended March 31, 2006, 2005 and 2004 was $17.1 million, $22.7 million and $24.6 million, respectively.

Note 12. Debt

Debt consists of the following as of March 31, 2006 and 2005:

	2006	2005
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	2,490	4,756
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	10,434	785

Total debt and notes payable	252,444	245,061
Less unamortized discount on senior notes	(2,847)	(3,347)

Total debt and notes payable less unamortized discount	249,597	241,714
Less current maturities of long-term debt and notes payable	(11,516)	(2,308)

Long-term debt and notes payable, less current maturities	$238,081	$239,406

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

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The balance of these costs as of March 31, 2006 was $4.4 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of March 31, 2006 was $2.8 million.

The Company has a credit facility which expires on January 4, 2008 with Bank of America, which acquired Fleet Capital Corporation, (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires the Company to keep $5.0 million of cash in an operating account. During fiscal year 2006, the Company’s borrowings under the Fleet Credit Facility ranged between $5 million and $15 million at any one time. As of March 31, 2006, the borrowing base for the credit facility was $40.4 million and the Company had borrowings of $10 million under the Fleet Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of a quarter. The interest rate at March 31, 2006 was 8.25%.

The Company incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and is amortizing these costs over the remaining term of the credit facility. The balance of these costs as of March 31, 2006 was $0.5 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN AMRO. On November 2, 2004 this agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $14.3 million) and an open term credit facility of Euro 1.0 million (U.S. $1.2 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of the Company’s Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.1 million).

On January 1, 2006, the Company opened a replacement letter of credit facility with ABN AMRO in the amount of Euro 11.8 million (U.S. $14.3 million) that is fully cash collateralized and will expire on June 30, 2006. This agreement can be renewed. The Company is currently working with several banks to obtain financing for this letter of credit.

Aggregate annual maturities of debt at March 31, 2006, are as follows:

Year Ending March 31,
2007	$11,516
2008	713
2009	64,976
2010	35
2011	175,038
Thereafter	166

$252,444

Note 13. 6.50% Senior Convertible Participating Shares

On December 17, 1999, the Company issued 218,000 new 6.50% senior convertible participating shares (the “participating shares”) of Danka Business Systems PLC for $218.0 million. The net proceeds of the share subscription totaled approximately $204.6 million, after deducting transaction expenses.

The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. In accordance with the terms of their issue, dividends were payable in the form of additional participating shares in the period through to December 2004. The terms of the issue of the senior notes due 2010 forbid the payment of cash dividends. Accordingly, dividends, which are cumulative, were paid in the form of additional participating shares through December 2004. At that time, the Company was obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit the Company to continue to pay payment-in-kind dividends following December 17, 2004 if its then existing principal indebtedness, which includes the Company’s credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits it from paying cash dividends. Further, if the Company is not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and it has insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The holders of the participating shares are, in general, entitled to appoint two directors to the board. Since the Company has not paid dividends in cash for six successive quarters following December 2004, they are entitled to appoint a further two directors until the time the Company has paid cash dividends on the participating shares for four successive quarters. As of June 5, 2006, the holders of the participating shares have appointed three directors to the Company’s Board of Directors.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2006, the participating shares have voting rights on an as converted basis, currently corresponding to approximately 29.1% of the total voting power of our capital stock, which includes an additional 106,391 participating shares in satisfaction of the payment-in-kind dividends. The Company accretes to the redemption value of its 6.5% convertible participating shares over the period from the date of issuance to the earliest redemption date of the convertible participating shares using the straight-line method that approximates the interest method. The unaccreted amount at March 31, 2006 was $5.5 million.

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

Year	Percentage of liquidation return
2006 – 2007	101.083%
2007 and thereafter	100.000%

If, by December 17, 2010, the Company not converted or otherwise redeemed the participating shares, it is required, subject to compliance with applicable laws and the instruments governing its indebtedness, and except as set out immediately following to redeem all of the then outstanding participating shares. If the Company fails to do this, it must then redeem the maximum number of such shares that can then lawfully be redeemed, assuming that the liquidation value per participating share is at that time greater than the market value of the ordinary shares into which the participating shares are convertible. The amount to be paid on the redemption of each participating share in cash is the greater of (a) the then liquidation value or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. If the price set out in (b) above is applicable, the Company is permitted to convert the participating shares into the number of ordinary shares into which they are convertible instead of making the cash payment.

English company law (to which we are subject, as an English corporation) requires that the participating shares may be redeemed only out of our accumulated, realized profits (as described below, and generally described under English law as “distributable profits”) or, subject to some restrictions, the proceeds of a new issuance of shares for the purposes of financing the redemption.

The Company currently estimates that, as of December 17, 2010, the liquidation value of the then outstanding participating shares will be approximately $419.8 million. To the extent that the Company is legally permitted to do so, and except where a majority of its board of directors decides bona fide that to do so would be materially prejudicial to the business of the subsidiary undertaking, the Company is required to use its best efforts to ensure that its subsidiary undertakings distribute to the Company a sufficient amount of their profits, if any, to enable it to redeem the convertible participating shares. If the Company has insufficient distributable profits on December 17, 2010 to redeem the participating shares in full, it will be required to use its best efforts to complete a fresh issue of shares and use the proceeds of that fresh issue to finance the redemption. As of the date of this document, the Company has no distributable profits. However, in determining whether the Company is able to issue new shares, it may take into account then prevailing market conditions and other factors deemed reasonable by a majority of its board of directors, and it will not be required to issue new shares to the extent prohibited by the Company’s then existing indebtedness, whether under its principal bank credit facilities or pursuant to debt securities issued in an aggregate principal amount in excess of $50 million in a bona fide underwritten public offering or in a bona fide private offering.

In the event that the Company is unable to redeem all of the then outstanding participating shares on December 10, 2010, it is required to redeem so many of the shares as it is able, pro rata among the holders of the participating shares. Any participating shares that are not so redeemed shall remain outstanding, but shall thereafter be entitled to dividends at an increased rate of 8.5% per annum until redemption. In addition, the holders of the remaining participating shares shall be entitled to elect an additional two directors to our board of directors until the participating shares are redeemed in full.

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

Note 14. Employee Benefit Plans

Substantially all of the Company’s U.S. employees are entitled to participate in its profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At the

Company’s discretion, it may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in the Company’s contributions after four years of service. There were no contributions to the plan for the years ended March 31, 2006, 2005 and 2004.

The Company has a supplemental executive retirement plan, which provides additional income for certain of its U.S. executives upon retirement. There were no contributions to the plan for the years ended March 31, 2006, 2005 and 2004.

Most European employees participate in defined benefit and contribution plans with varying vesting and contribution provisions. The expenses relating to these plans for the years ended March 31, 2006, 2005 and 2004 were approximately $6.7 million, $6.7 million and $6.4 million, respectively. For fiscal year 2006, the split between defined benefit plans and defined contribution plans was $3.5 million and $3.2 million, respectively.

Note 15. Share Option and Stock Compensation Plans

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

1996 Share Option Plan

The Company’s 1996 share option plan authorizes the granting of both incentive and non-incentive share options over an aggregate of 22,000,000 ordinary shares (5,500,000 ADS equivalents). The option balance outstanding at March 31, 2006 also includes options issued pursuant to a plan that preceded the 1996 share option plan. There are no shares available for issuance under this plan. Options were granted at prices not less than market value on the date of grant and the maximum term of an option may not exceed ten years. Share options granted under the 1996 share option plan generally vest ratably in equal tranches over three years beginning on the first anniversary of the date of grant.

1999 Share Option Plan

In October 1999, shareholders approved a share option plan authorizing the granting of both incentive and non-incentive share options for an aggregate of 12,000,000 ordinary shares (3,000,000 ADS equivalents). In October 2001, shareholders approved the issuance of an additional 20,000,000 ordinary shares (5,000,000 ADS equivalents) pursuant to the 1999 plan. Share options granted under the 1999 share option plan generally have the same terms as those granted under the 1996 share option plan. 300,000 ADS equivalent stock options granted during fiscal year 2006 include a provision for a guaranteed intrinsic value of $0.8 million after three years.

2001 Long Term Incentive Plan

In October 2001, shareholders approved the Danka 2001 Long Term Incentive Plan, under which the Company may make awards of a variety of equity-related incentives to its executive directors, officers and employees. Awards under the 2001 plan may take the form of restricted stock unit awards, stock appreciation rights and other share-based awards. The 2001 plan is administered by the Company’s human resources committee, which determines the persons to whom awards may be made, the form of the awards, the terms and conditions of the awards, the number of shares subject to each award and the dates of grant. The total number of ordinary shares in respect of which awards may be made under the 2001 plan is 18,000,000 ordinary shares (4,500,000 ADS equivalents). Awards may be made in ordinary shares or ADSs. As of March 31, 2006, no awards had been made under the 2001 plan.

2002 Outside Director Stock Compensation Plan

In October 2002, the shareholders approved the 2002 Outside Director Stock Compensation Plan which allows the Company to pay part of its outside (non-executive) directors’ compensation in shares. The total number of shares in respect of which awards may be made under the 2002 Plan are 2,000,000 ordinary shares or 500,000 ADS. For the years ended March 31, 2006 and 2005, 342,664 and 210,924 ordinary shares, respectively were issued under the 2002 Plan. There were no shares issued in fiscal year 2004. As of March 31, 2006, 823,060 ordinary shares or 205,765 ADS had been issued under the 2002 Plan.

As of March 31, 2006, there were 42,448,684 ordinary shares (10,612,171 ADS equivalents) available to grant under all of the Company’s existing equity compensation plans. The Company is obligated under executive employment agreements to issue 1,000,000 ADS equivalent stock options during fiscal year 2007. In addition, under those agreements, there may be additional restricted stock issued.

Additional information with respect to all stock option plan activity during the years ended March 31, 2006, 2005 and 2004 was as follows in ADSs:

	2006		2005		2004
	Options	Weighted-average exercise price	Options	Weighted-average exercise price	Options	Weighted-average exercise price
Options outstanding at April 1	7,558	$3.91	8,450	$4.18	8,679	$4.52
Granted	613	1.91	1,563	3.22	1,860	3.39
Exercised	(465)	0.77	(781)	1.15	(291)	1.91
Forfeited	(1,560)	4.57	(1,674)	5.94	(1,798)	5.36

Options outstanding at March 31	6,146	3.78	7,558	3.91	8,450	4.18

Options exercisable at March 31	6,146	3.78	4,603	4.33	5,431	4.80

Shares available for issuance at March 31	5,818		4,871		4,759

The following table summarizes information about options outstanding at March 31, 2006.

	Outstanding Options			Exercisable Options
Price Range in dollars	Number of shares	Weighted average remaining contractual life (In Years)	Weighted average exercise price in dollars	Number of shares	Weighted average exercise price in dollars
$0.54 – $1.88	1,561	6.5	$1.30	1,561	$1.30
1.89 – 2.62	831	7.9	2.25	831	2.25
2.63 – 3.19	687	8.4	3.02	687	3.02
3.20 – 3.52	386	6.4	3.39	386	3.39
3.53 – 4.10	1,554	7.3	3.92	1,554	3.92
4.11 – 4.35	95	6.9	4.31	95	4.31
4.36 – 4.99	43	6.1	4.55	43	4.55
5.00 – 9.19	801	2.9	5.73	801	5.73
9.20 – 28.13	139	1.3	19.87	139	19.87
28.14 – 47.97	49	1.3	39.10	49	39.10

	6,146	6.5	$3.78	6,146	$3.78

SFAS 123 Assumptions and Fair Value

The fair value of options granted in 2006, 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	94.08%	102.24%	112.25%
Risk-free interest rate	4.15%	3.65%	2.99%
Expected life	5 years	5 years	5 years

The weighted average fair value of ADSs at grant date for the years ended March 31, 2006, 2005 and 2004 was $1.41, $2.76 and $2.71, respectively.

The Company’s forfeiture policy is to adjust the expense accordingly during the period in which an option is forfeited.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments, including stock options. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. As such, all grants after March 31, 2006 will be valued using a binomial pricing model and we will recognize the associated expense over the vesting period based on the fair values determined by the binomial pricing model using the accelerated attribution method.

Section 423 Employee Stock Purchase Plan

Under the Danka Section 423 Employee Stock Purchase Plan approved on March 28, 2002, the Company is authorized to issue up to 8,000,000 ordinary shares (2,000,000 ADS equivalents) to eligible employees in Danka Office Imaging Company, its principal U.S. operating subsidiary. Under the terms of the plan, employees can choose to have a fixed dollar amount deducted from their biweekly compensation to purchase its ADS. The purchase price of the ADS is 85% of the market value of the stock on the first day of the purchase period or the purchase date, whichever is lower. Employees are limited to a maximum purchase under the plan of stock with a fair market value of $25,000 during each calendar year. The plan became effective on April 1, 2002. All stock purchased under this plan must be retained for a period of six months. As of March 31, 2006, the Company had issued 383,145 ADSs under this plan. Effective January 1, 2006, the Company terminated the Section 423 Employee Stock Purchase Plan.

Note 16. Commitments and Contingencies

Leases: The Company is obligated under various noncancelable operating leases for its office facilities, office equipment and vehicles. Future noncancelable lease commitments as of March 31, 2006, are as follows:

Year Ending March 31,
2007	$29,620
2008	21,473
2009	14,326
2010	9,635
2011	6,583
Thereafter	28,480

Rental expense for fiscal years ended March 31, 2006, 2005 and 2004 was $32.3 million, $35.4 million, and $44.5 million, respectively.

Equipment Leasing Commitment: The Company has an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to its qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, the Company is obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If the Company fails to provide a minimum level of customer leases under the agreement, it is obligated to pay penalty payments to GECC. For the fiscal years ended March, 31, 2006 and 2005, the Company was not required to make any penalty payments. For the fiscal year ended March 31, 2004 the Company was obligated for penalty payments of $0.1 million.

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

Note 17. Financial Instruments

Fair Value of Financial Instruments: At March 31, 2006, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and current maturities of long-term debt and notes payable approximated fair value due to the short-term maturities of these assets and liabilities. There are no quoted market prices for the Company’s 6.50% senior convertible participating shares. The participating shares currently are convertible into ordinary shares at a current conversion price of $12.44 per ADS. Assuming all participating shares were converted to ADSs at March 31, 2006, the resulting shares would have a market value of $37.1 million at that date, based on a per ADS price of $1.41. The $64.5 million in 10.0% subordinated notes and the $175.0 million 11.0% senior notes are traded on the over the counter market. As of March 31, 2006 the market value of these million subordinated notes was $52.4 million and the market value of the senior notes was $143.1.

Note 18. Related Party Transactions

During fiscal year 2006, the Company entered into an outsourcing agreement with Gevity HR, Inc. for Human Resource services. Erik Vonk, a Director, is currently the Chairman and Chief Executive Officer of Gevity. During fiscal year 2006, the charges for these services were $1.5 million. The Company has determined that Mr. Vonk remains an independent director in accordance with the rules of the SEC and NASDAQ. In addition, A.D. Frazier who was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company on March 15, 2006 was a director of Gevity until May 18, 2006.

Note 19. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian and Canadian subsidiaries, a Luxembourg subsidiary, two UK subsidiaries, one of which is the primary UK operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). All subsidiaries are 100% owned by the Company. The Subsidiary Guarantors generated 59.6%, 60.2% and 63.1% of the Company’s total revenue during the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Supplemental Condensed Consolidating Statement of Operations

For the year ended March 31, 2006

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Revenue:
Retail equipment and related sales	$—	$275,664	$147,322	$—	$422,986
Retail service	—	312,033	186,787	—	498,820
Retail supplies and rentals	—	65,356	15,330	—	80,686
Wholesale	—	—	93,478	—	93,478

Total Revenue	—	653,053	442,917	—	1,095,970

Cost of Sales
Retail equipment and related sales costs	—	191,256	105,066	—	296,322
Retail service costs	—	197,756	124,411	—	322,167
Retail supplies and rental costs, including depreciation on rental assets	—	45,146	5,885	—	51,031
Wholesale costs	—	—	77,214	—	77,214

Total cost of sales	—	434,158	312,576	—	746,734

Gross profit	—	218,895	130,341	—	349,236

Operating expense
Selling, general and administrative expenses	6,027	234,461	120,484	—	360,972
Restructuring charges	—	6,015	6,487	—	12,502
Equity (income) loss	87,926	69,674	28,263	(185,863)	—
Other (income) expense	14,150	(15,251)	1,607	—	506

Total operating expenses	108,103	294,899	156,841	(185,863)	373,980

Operating earnings (loss) from continuing operations	(108,103)	(76,004)	(26,500)	185,863	(24,744)

Interest expense	(72,899)	(27,324)	(107,139)	175,642	(31,720)
Interest income	101,774	28,255	45,673	(175,642)	60

Earnings (loss) from continuing operations before income taxes	(79,228)	(75,073)	(87,966)	185,863	(56,404)

Provision (benefit) for income taxes	—	(10,217)	1,163	—	(9,054)

Earnings (loss) from continuing operations	(79,228)	(64,856)	(89,129)	185,863	(47,350)
Earning (loss) from discontinued operations, net of tax	—	(806)	(482)	—	(1,288)
Gain (loss) on sale of discontinued operations, net of tax	—	14,572	(45,162)	—	(30,590)

Net earnings (loss)	$(79,228)	$(51,090)	$(134,773)	$185,863	$(79,228)

Supplemental Condensed Consolidating Statement of Operations

For the year ended March 31, 2005

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$275,425	$146,848	$—	$422,273
Retail service	—	352,520	204,502	—	557,022
Retail supplies and rentals	—	74,085	18,590	—	92,675
Wholesale	—	—	94,781	—	94,781

Total revenue	—	702,030	464,721	—	1,166,751

Cost of sales:
Retail equipment and related sales costs	—	182,532	99,798	—	282,330
Retail service costs	—	215,980	128,586	—	344,566
Retail supplies and rental costs, including depreciation on rental assets	—	48,796	9,027	—	57,823
Wholesale costs	—	—	78,123	—	78,123

Total cost of sales	—	447,308	315,534	—	762,842

Gross profit	—	254,722	149,187	—	403,909

Operating expenses:
Selling, general and administrative expenses	6,563	296,055	136,180	—	438,798
Restructuring charges	—	5,566	4,125	—	9,691
Impairment charges	—	21,595	49,259	—	70,854
Equity (income) loss	146,116	98,924	73,934	(318,974)	—
Other (income) expense	6,309	(78,595)	72,970	—	684

Total operating expenses	158,988	343,545	336,468	(318,974)	520,027

Operating earnings (loss) from continuing operations	(158,988)	(88,823)	(187,281)	318,974	(116,118)

Interest expense	(27,001)	(25,265)	(72,392)	93,152	(31,506)
Interest income	52,913	30,786	9,458	(93,152)	5

Earnings (loss) from continuing operations before income taxes	(133,076)	(83,302)	(250,215)	318,974	(147,619)
Provision (benefit) for income taxes	—	3,786	(25,676)	—	(21,890)

Earnings (loss) from continuing operation	(133,076)	(87,088)	(224,539)	318,974	(125,729)
Earnings (loss) from discontinued operations, net of tax	—	(6,450)	(897)		(7,347)

Net earnings (loss)	$(133,076)	$(93,538)	$(225,436)	$318,974	$(133,076)

Supplemental Condensed Consolidating Statement of Operations

For the year ended March 31, 2004

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$305,267	$137,856	$—	$443,123
Retail service	—	402,576	205,636	—	608,212
Retail supplies and rentals	—	84,918	21,838	—	106,756
Wholesale	—	—	97,291	—	97,291

Total revenue	—	792,761	462,621	—	1,255,382

Cost of sales:
Retail equipment and related sales costs	—	200,574	91,392	—	291,966
Retail service costs	—	231,177	132,216	—	363,393
Retail supplies and rental costs, including depreciation on rental assets	—	51,461	10,924	—	62,385
Wholesale costs	—	—	78,241	—	78,241

Total cost of sales	—	483,212	312,773	—	795,985

Gross profit	—	309,549	149,848	—	459,397

Operating expenses:
Selling, general and administrative expenses	4,804	296,909	125,321	—	427,034
Restructuring charges	—	32,788	13,908	—	46,696
Equity (income) loss	149,666	114,205	75,001	(338,872)	—
Other (income) expense	(20,686)	5,887	25,080	(8,026)	2,255

Total operating expenses	133,784	449,789	239,310	(346,898)	475,985

Operating earnings (loss) from continuing operations	(133,784)	(140,240)	(89,462)	346,898	(16,588)

Interest expense	(28,914)	(2,968)	(40,186)	38,297	(33,771)
Interest income	38,282	730	—	(38,297)	715
Write-off of debt issuance costs	(20,563)	—	—	—	(20,563)

Earnings (loss) from continuing operations before income taxes	(144,979)	(142,478)	(129,648)	346,898	(70,207)
Provision (benefit) for income taxes	(13,619)	50,039	7,046	—	43,466

Earnings (loss) from continuing operation	(131,360)	(192,517)	(136,694)	346,898	(113,673)
Earnings (loss) from discontinued operations, net of tax	—	(4,054)	(13,633)	—	(17,687)

Net earnings (loss)	$(131,360)	$(196,571)	$(150,327)	$346,898	$(131,360)

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2006

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$4,619	$22,512	$27,337	$—	$54,468
Restricted cash	—	6,205	14,324	—	20,529
Accounts receivable, net	—	92,997	96,357	—	189,354
Inventories	—	43,874	36,093	—	79,967
Due (to)/from affiliate	(513,135)	464,429	48,706	—	—
Prepaid expenses, deferred income taxes and other current assets	29	3,437	4,785	—	8,251

Total current assets	(508,487)	633,454	227,602	—	352,569
Equipment on operating leases, net	—	7,846	4,292	—	12,138
Property and equipment, net	16	32,428	4,654	—	37,098
Goodwill, net	—	127,019	79,155	—	206,174
Other intangible assets, net	—	1,861	—	—	1,861
Investment in subsidiaries	765,257	(55,438)	639,534	(1,349,353)	—
Deferred income taxes	—	—	87	—	87
Other assets	4,385	12,482	1,998	—	18,865

Total assets	$261,171	$759,652	$957,322	$(1,349,353)	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$11,265	$251	$—	$11,516
Accounts payable	434	97,730	67,503	—	165,667
Accrued expenses and other current liabilities	10,193	49,216	34,235	—	93,644
Taxes Payable	190	11,356	9,701	—	21,247
Deferred revenue	—	18,580	14,447	—	33,027

Total current liabilities	10,817	188,147	126,137	—	325,101
Long-term debt and notes payable, less current maturities	236,673	1,330	78	—	238,081
Deferred income taxes and other long-term liabilities	—	27,342	24,587	—	51,929

Total liabilities	247,490	216,819	150,802	—	615,111

6.5% convertible participating shares	321,541	—	—	—	321,541
Total shareholder’s equity (deficit)	(307,860)	542,833	806,520	(1,349,353)	(307,860)

Total liabilities & shareholders’ equity (deficit)	$261,171	$759,652	$957,322	$(1,349,353)	$628,792

Supplemental Condensed Consolidating Balance Sheet Information

As of March 31, 2005

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$9,988	$25,314	$41,667	$—	$76,969
Restricted cash	—	8,471	6,485	—	14,956
Accounts receivable, net	—	107,197	104,218	—	211,415
Inventories	—	43,508	47,521	—	91,029
Due (to)/from affiliates	(530,152)	446,074	88,465	(4,387)	—
Assets held for sale-discontinued operations	—	17,257	27,654	—	44,911
Prepaid expenses, deferred income taxes and other current assets	33	5,998	8,483	—	14,514

Total current assets	(520,131)	653,819	324,493	(4,387)	453,794
Equipment on operating leases, net	—	13,601	5,556	—	19,157
Property and equipment, net	27	43,539	5,659	—	49,225
Goodwill	—	129,217	84,314	—	213,531
Other intangible assets, net	—	2,406	—	—	2,406
Investment in subsidiaries	845,109	12,106	726,963	(1,584,178)	—
Deferred income taxes	—	4,918	2,470	—	7,388
Other assets	5,417	16,261	1,847	—	23,525

Total assets	$330,422	$875,867	$1,151,302	$(1,588,565)	$769,026

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,435	$873	$—	$2,308
Accounts payable	790	93,460	73,042	—	167,292
Accrued expenses and other current liabilities	10,294	67,137	44,501	—	121,932
Taxes payable	(54)	7,738	28,565	—	36,249
Liabilities held for sale	—	7,725	8,736	—	16,461
Deferred revenue	—	20,039	17,733	—	37,772

Total current liabilities	11,030	197,534	173,450	—	382,014
Long-term debt and notes payable, less current maturities	236,173	2,536	697	—	239,406
Deferred income taxes and other long-term liabilities	—	43,897	20,490	—	64,387

Total liabilities	247,203	243,967	194,637	—	685,807

6.5% convertible participating shares	299,906	—	—	—	299,906
Total shareholders’ equity (deficit)	(216,687)	631,900	956,665	(1,588,565)	(216,687)

Total liabilities & shareholders’ equity (deficit)	$330,422	$875,867	$1,151,302	$(1,588,565)	$769,026

Supplemental Condensed Consolidating Statements of Cash Flows

For the years ended March 31, 2006

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(5,996)	$(21,293)	$(10,422)	$(37,711)
Net cash provided by (used in) discontinued operations	—	609	(522)	87

Net cash provided by (used in) operating activities	(5,996)	(20,684)	(10,944)	(37,624)

Investing activities
Capital expenditures	—	(7,696)	(5,389)	(13,085)
Proceeds from sale of discontinued operations, net of cash	—	16,924	—	16,924
Proceeds from sale of property and equipment	—	210	23	233

Net cash used in continuing investing activities	—	9,438	(5,366)	4,072
Net cash used in discontinued investing activities	—	(101)	(355)	(456)

Net cash used in investing activities	—	9,337	(5,721)	3,616

Financing activities
Net borrowings (payments) of debt	—	8,660	(1,179)	7,481
Proceeds from stock options exercised	627	—	—	627

Net cash provided by (used in) continuing financing activities	627	8,660	(1,179)	8,108
Net cash provided by (used in) discontinuing financing activities	—	—	(99)	(99)

Net cash provided by (used in) financing activities	627	8,660	(1,278)	8,009

Effect of exchange rates on cash	—	(467)	(2,226)	(2,693)

Net increase (decrease) in cash and cash equivalents	(5,369)	(3,154)	(20,169)	(28,692)
Cash and cash equivalents from continuing operations, beginning of period	9,988	25,314	41,667	76,969
Cash and cash equivalents from discontinued operations, beginning of period	—	352	5,839	6,191

Cash and cash equivalents, end of period	$4,619	$22,512	$27,337	$54,468

Supplemental Condensed Consolidating Statements of Cash Flows

For the years ended March 31, 2005

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(59,566)	$38,785	$31,182	$10,401
Net cash provided by (used in) discontinued operations	—	(9,173)	3,788	(5,385)

Net cash provided by (used in) operating activities	(59,566)	29,612	34,970	5,016

Investing activities
Capital expenditures	—	(15,377)	(6,694)	(22,071)
Purchase of subsidiary, net of cash acquired	—	(2,110)	—	(2,110)
Proceeds from sale of discontinued operations, net of cash	—	209	—	209
Proceeds from sale of property and equipment	—	384	59	443

Net cash used in continuing investing activities	—	(16,894)	(6,635)	(23,529)
Net cash used in discontinued investing activities	—	(308)	(2,372)	(2,680)

Net cash used in investing activities	—	(17,202)	(9,007)	(26,209)

Financing activities
Net borrowings (payments) of debt	—	(1,102)	(1,304)	(2,406)
Restricted cash	—	(5,000)	—	(5,000)
Proceeds from stock options exercised	1,165	—	—	1,165

Net cash provided by (used in) continuing financing activities	1,165	(6,102)	(1,304)	(6,241)
Net cash provided by (used in) discontinuing financing activities	—	—	(361)	(361)

Net cash provided by (used in) financing activities	1,165	(6,102)	(1,665)	(6,602)

Effect of exchange rates on cash	—	2,099	899	2,998

Net increase (decrease) in cash and cash equivalents	(58,401)	8,407	25,197	(24,797)
Cash and cash equivalents from continuing operations, beginning of period	68,389	14,710	18,922	102,021
Cash and cash equivalents from discontinued operations, beginning of period	—	2,549	3,387	5,936
Cash and cash equivalents from discontinued operations, end of period	—	(352)	(5,839)	(6,191)

Cash and cash equivalents, end of period	$9,988	$25,314	$41,667	$76,969

Supplemental Condensed Consolidating Statements of Cash Flows

For the years ended March 31, 2004

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$25,530	$19,813	$15,898	$61,241
Net cash provided by (used in) discontinued operations	—	5,102	(3,696)	1,406

Net cash provided by (used in) operating activities	25,530	24,915	12,202	62,647

Investing activities
Capital expenditures	—	(21,876)	(10,856)	(32,732)
Purchase of subsidiary, net of cash acquired	—	(457)	—	(457)
Proceeds from sale of property and equipment	—	2,594	1,613	4,207

Net cash used in continuing investing activities	—	(19,739)	(9,243)	(28,982)
Net cash used in discontinued investing activities	—	(100)	(6,004)	(6,104)

Net cash used in investing activities	—	(19,839)	(15,247)	(35,086)

Financing activities
Net borrowings (payments) of debt	10,725	(2,818)	(2,421)	5,486
Payment of debt issuance costs	(11,150)	—	—	(11,150)
Proceeds from stock options exercised	575	—	—	575

Net cash provided by (used in) continuing financing activities	150	(2,818)	(2,421)	(5,089)
Net cash provided by (used in) discontinuing financing activities	—	—	401	401

Net cash provided by (used in) financing activities	150	(2,818)	(2,020)	(4,688)

Effect of exchange rates on cash	—	1,103	2,488	3,591

Net increase (decrease) in cash and cash equivalents	25,680	3,361	(2,577)	26,464
Cash and cash equivalents from continuing operations, beginning of period	42,709	11,839	23,132	77,680
Cash and cash equivalents from discontinued operations, beginning of period	—	2,059	1,754	3,813
Cash and cash equivalents from discontinued operations, end of period	—	(2,549)	(3,387)	(5,936)

Cash and cash equivalents, end of period	$68,389	$14,710	$18,922	$102,021

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC

(2)	Subsidiary Guarantors include the following subsidiaries:

•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of our Australian Subsidiaries;

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka UK Plc, our primary UK operating subsidiary, and Danka Services International Ltd., a UK subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our United States Subsidiaries other than certain dormant entities.

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

Under the supervision and with the participation of our management, including our CEO and our CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act), as of March 31, 2006. As a result of a material weakness identified below under Management’s Annual Report on Internal Control over Financial Reporting, we have concluded that as of March 31, 2006, the Company’s disclosure controls and procedures were ineffective.

However, to address the material weakness described in our Management’s Annual Report on Internal Control over Financial Reporting, the Company performed additional analysis and other post-closing procedures in an effort to reasonably assure that the consolidated financial statements included in this Form 10-K for the fiscal year ended March 31, 2006 have been prepared in accordance with U. S. generally accepted accounting principles and fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based on our assessment, management determined that, as of March 31, 2006, a material weakness related to the revenue and billing process existed within the Company’s internal controls over financial reporting, therefore management has determined that its internal control over financial reporting was ineffective. This material weakness related to (a) controls over the recording of copies made by customers in order to calculate service revenue, (b) controls over accurate input of contract information into Danka’s billing system in order to determine correct amounts to bill, (c) controls to timely identify and correct billing errors, including errors in sales taxes, (d) controls to determine the correct allocation for the provisions for billing disputes and inaccuracies and bad debt expense between revenue reductions and bad debt expense and (e) controls over ensuring that all criteria necessary to recognize revenue have been met prior to recognizing revenue. This material weakness also existed as of March 31, 2005 and was disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the “2005 Form 10-K”).

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which is included below in Item 9A of this Form 10-K.

Remediation of Material Weaknesses Previously Reported

To address the material weakness described above, management performed additional analysis and other post-closing procedures in an effort to reasonably assure that the consolidated financial statements included in its report for the fiscal year ended March 31, 2006 were prepared in accordance with U.S. generally accepted accounting principles and fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As of March 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting and identified eleven material weaknesses. Management’s conclusion set forth in the 2005 Form 10-K resulted from the identification of eleven material weaknesses in our internal control over financial reporting, in the following five major areas as of March 31, 2005: (1) inadequate information technology general controls associated with program development, change management and access to programs and data, (2) inadequate controls related to our financial statement close process, (3) inadequate controls associated with billing of service revenue, the determination of reserves for inaccurate billings, the recording of sales of hardware under lease and the accuracy of service revenue and deferred revenue accruals, (4) inadequate controls associated with custody and tracking of inventory and rental assets, and; (5) inadequate controls associated with the determination and recording of income tax reserves, taxes payable, sales and use tax and property taxes.

Actions implemented in fiscal year 2006 related to these material weaknesses are described below in “Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control Over Financial Reporting.” We believe that the changes to our internal control over financial reporting described below have adequately remediated all of the material weaknesses identified in connection with our assessment of our internal control over financial reporting as of March 31, 2006, other than the material weakness in our internal control over financial reporting related to revenue and billing described above.

Remediation Steps to Address Material Weaknesses and Other Deficiencies in Internal Control Over Financial Reporting

We have undertaken substantial efforts to remediate the eleven identified material weaknesses and to establish adequate disclosure controls and internal controls over financial reporting as soon as reasonably practicable. Throughout the year, we significantly increased the number of resources dedicated to our remediation efforts and established a Worldwide Compliance Department to focus exclusively on process transformation and remediation

In order to remediate the eleven material weaknesses in internal control over financial reporting set forth in our fiscal year 2005 Form 10-K and to ensure the integrity of our financial reporting processes, we implemented the following actions in fiscal year 2006 in the five major areas in which the material weaknesses were identified:

1.	Inadequate information technology general controls associated with program development, change management and access to programs and data.

•	completed a comprehensive review of information technology general controls throughout Europe and the United States in an effort to enhance general computer processes, procedures and controls;

•	where possible, management reviewed roles and responsibilities in each functional area and made logical security changes to improve the assurance of appropriate access and segregation of duties;

•	realigned the IT functions and personnel in certain European locations to improve the execution of identified controls; and

•	provided training for IT staff and certain other personnel in: (i) appropriate change management and logical security controls and, (ii) information technology general controls and the related responsibilities under the Sarbanes-Oxley Act of 2002.

2.	Inadequate controls related to our financial statement close process.

•	strengthened the review of the appropriate documentation and the approval of journal entries at our Corporate, U.S. and European/Australian divisions;

•	strengthened our periodic review of details supporting the consolidated statements of operations to determine whether significant costs and expenses are being classified appropriately on a historical and recurring basis and to reclassify where appropriate;

•	developed and delivered training to domestic and international financial management and strengthened controls regarding compliance with accounting guidance;

•	strengthened our review of the calculation and recording of consolidation entries for our international subsidiaries; and

•	redesigned our account reconciliation process to improve assurances that, among other things, such accounts are being reconciled on a timely basis, the reconciliations are being independently reviewed, any reconciling items are cleared on a timely basis, and the accuracy of the underlying supporting detail, or subledger, has been substantiated and independently reviewed and appropriately retained.

3.	Inadequate controls associated with billing of service revenue, the determination of reserves for inaccurate billings, the recording of sales of hardware under lease and the accuracy of service revenue and deferred revenue accruals.

•	implemented a new internally-developed methodology based on historical trends and data to more closely approximate an accurate reserve for inaccurate billings;

•	improved communication to ensure that sales of hardware under non-standard lease agreements are reviewed for appropriate application of U.S. generally accepted accounting principles;

•	defined and tested significant controls around end-user computing and the general computer controls environment to ensure accuracy of information used in service revenue and deferred revenue accrual calculations; and

•	implemented a process to ensure corporate management oversight on all significant lease transactions.

4.	Inadequate controls associated with custody and tracking of inventory and rental assets.

•	improved our performance with respect to conducting physical observations of inventory; and

•	strengthened our controls over the timely completion and review of inventory reconciliations, including retention of appropriate documentation in support of these items.

5.	Inadequate controls associated with the determination and recording of income tax reserves, taxes payable, sales and use tax and property taxes.

•	completed a comprehensive review of controls within our worldwide tax function in an effort to enhance processes, procedures and controls; and

•	implemented a review of the appropriate documentation and the approval of income tax journal entries and disclosures by our corporate accounting department.

With the exception of the one remaining material weakness, we believe that the above changes in internal control over financial reporting have adequately remediated the material weaknesses in internal control over financial reporting set forth in “Management’s Annual Report on Internal Control Over Financial Reporting.” in our 2005 Form 10-K.

To remediate the remaining material weakness identified in our “Management’s Annual Report on Internal Control Over Financial Reporting,” we are continuing to implement the following actions:

•	review existing contract terms and verify that such terms agree with our customer’s understanding and the information in our accounting system;

•	improve our meter reading capabilities by increasing the automation of key processes;

•	take steps to systematically gather information to allow for analysis and development of targeted control improvements;

•	establish a cross functional team to study errors identified and design and aid in the implementation of improved controls; and

•	provide additional training and increased responsibility to account managers to better ensure that customers receive billings that are free from error or inaccuracies.

Our testing and evaluation of the operating effectiveness and sustainability of the changes to our internal control over financial reporting with respect to this material weakness will continue as the above-referenced remediation actions are still in the implementation process. As a result, we may identify additional changes that are required to remediate or improve this material weakness.

Other Changes in Internal Control Over Financial Reporting

Other than as discussed above, no other changes occurred during the quarter ended March 31, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Danka Business Systems PLC

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included at Item 9A, that Danka Business Systems PLC (“Danka” or the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

•	Revenue and Billing Processes. As of March 31, 2006, a material weakness related to the revenue and billing processes existed within the Company’s internal controls over financial reporting. This material weakness related to (a) controls over the recording of copies made by customers in order to calculate service revenue, (b) controls over accurate input of contract information into Danka’s billing system in order to determine correct amounts to bill, (c) controls to timely identify and correct billing errors, including errors in sales taxes, (d) controls to determine the correct allocation for the provisions for billing disputes and inaccuracies and bad debt expense between revenue reductions and bad debt expense and (e) controls over ensuring that all criteria necessary to recognize revenue have been met prior to recognizing revenue.

Although no material misstatements were discovered, until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim Consolidated Financial Statements could occur and not be prevented or detected by the Company’s controls in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 financial statements, and this report does not affect our report dated June 5, 2006 on those financial statements.

In our opinion, management’s assessment that Danka Business Systems PLC did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Danka Business Systems PLC has not maintained effective internal control over financial reporting as of March 31, 2006, based on the COSO control criteria.

/s/ Ernst & Young LLP

Tampa, Florida

June 5, 2006

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The table below contains information regarding our current directors and executive officers and the current directors and executive officers of our primary operating subsidiaries. The executive officers serve at the pleasure of the respective boards of directors.

Name	Age	Position(s)	Financial Expert	Nominations Committee Member	Audit Committee Member	Human Resources Committee Member	Director’s Rotation
A.D. Frazier	61	Chief Executive Officer and Chairman	—	—	—	—	2007
Kevin C. Daly	61	Director	—	—	X	X	2008
David Downes	60	Director	X	—	XC		2008
Jaime W. Ellertson	48	Director	—	XC	—	—	2006
Christopher B. Harned	43	Director	—	—	—	—	2008
W. Andrew McKenna	60	Director	—	X	—	—	2008
Eric D. Muller	33	Director	—	—	—	—	2006
Joseph E. Parzick	51	Director		—	—	—	2006
J. Ernest Riddle	64	Director	—	—	X		2006
Erik Vonk	53	Director	—	—	—	XC	2007
Paul G. Dumond	51	Secretary	—	—	—	—	—
James F. Anderson	52	Senior Vice President and Corporate Controller	—	—	—	—	—
Keith J. Nelsen	42	General Counsel and Chief Administrative Officer	—	—	—	—	—
Edward K. Quibell	59	Executive Vice President and Chief Financial Officer	—	—	—	—	—
Peter Williams	53	President and Chief Operating Officer, Danka Europe/Australia	—	—	—	—	—

C – Chairman of the Committee

Kevin C. Daly. Dr. Daly was appointed as a non-executive director to our board of directors in January 2002. From July 2002 until June 2005 Dr Daly was the chief executive officer of Avamar Technologies Inc., a data protection solutions company. He was previously chief technical officer of Quantum Corporation’s Storage Solutions Group, and prior to that he was chief executive officer of ATL Products, Inc from its foundation in 1993 until 2001. Dr. Daly also served as chief technical officer of Odetics, Inc. from 1985 until ATL’s separation from Odetics in 1997.

David Downes. Mr. Downes was appointed as a non-executive director to our board of directors in January 2005 and is a financial expert pursuant to Item 401(h)(2) of Regulation S-K. Mr. Downes was the Finance Director of Shanks Group PLC from 1993 until 2005. He has previously held Finance Director positions with Hunter Saphir PLC, MBS PLC and with the brewing division of Grand Metropolitan PLC and trained as a management accountant with Chrysler in Detroit before taking up financial management positions in their European operations and then held various controllerships within Air Products Europe. Mr. Downes is an engineering graduate of Kings College, London University and obtained his MBA from Stanford University, California. He is also a Fellow of both the Chartered Institute of Management Accountants and the Association of Corporate Treasurers.

Jaime W. Ellertson. Mr. Ellertson was appointed to our board of directors in November 2002. He served as chief executive officer of S1, a NASDAQ National Market listed software company, from November 2000 until July 2005. Prior to joining S1, Mr. Ellertson served as executive vice president and general manager of worldwide strategic operations for BroadVision, Inc., a provider of self-service applications, from April 2000 until November 2000. From January 1997 until April 2000, Mr. Ellertson held the executive positions of chairman of the board and chief executive officer of Interleaf, Inc., a Nasdaq listed provider of software tools for e-content management that was acquired by Broadvision, a NASDAQ National Market listed software company. Mr. Ellertson is a director of Trigo Technologies, Inc., a privately held software company and Apropos Technology, Inc., a NASDAQ National Market listed software company.

A.D. Frazier. Mr. Frazier was appointed Chairman of the Board of Directors and Chief Executive Officer of Danka effective March 14, 2006. Before joining Danka, Mr. Frazier held a number of corporate leadership positions in the for–profit, not-for-profit and Government sectors. He was Chief Operating Officer of a large pharmacy benefit management company, Chairman of the Board and CEO of the Chicago Stock Exchange, President and CEO of a large institutional asset management company, EVP in charge of Corporate Banking for a large money center bank, and Chief Operating Officer for the Atlanta Olympics Games. Mr. Frazier also worked in the White House of President Jimmy Carter. Mr. Frazier received his undergraduate and law degrees from the University of North Carolina at Chapel Hill and attended Harvard Business School’s Advanced Management Program.

Christopher B. Harned. Mr. Harned was appointed as a director in March 2002. Mr. Harned has been a managing director of The Cypress Group L.L.C., a private equity fund, since November 2001. From 1985 to 2001, Mr. Harned was with Lehman Brothers, most recently as head of the Global Consumer Products Merger and Acquisitions division. Mr. Harned also served as a member of Lehman Brothers’ Investment Banking Business Development Committee. Mr. Harned also serves on the board of directors of Brand Connections, LLC, The Meow Mix Company and Quad/Graphics, Inc. Mr. Harned was designated by the owners of the participating shares as one of their nominees to serve on the board of directors.

W. Andrew McKenna. Mr. McKenna has been a Director since February 2002 and was appointed Chairman March 2005 until March 13, 2006. He is a private investor. Until his retirement in 1999, he held various positions with The Home Depot, Inc., including Senior Vice President-Strategic Business Development from 1997 to 1999; President, Midwest Division from 1994 to 1997; and Senior Vice President-Corporate Information Systems from 1990 to 1994. He was President of SciQuest.com, Inc. in 2000. He is also a Director and Audit Committee Chairman of AutoZone, Inc., a New York Stock Exchange listed company.

Eric D. Muller. Mr. Muller was appointed to the Board of Directors effective May 19, 2006 and is a Principal of The Cypress Group. Before joining The Cypress Group as a vice president in 2003, Mr. Muller was a vice president in the investment banking division of Goldman, Sachs & Co. At Cypress, Mr. Muller focuses on industrial and business services. Mr. Muller was a long-time member of the United States National Racquetball Team and a two-time World Champion. Mr. Muller holds a BA degree from Boston University, a JD from Harvard Law School and an MBA from Harvard Business School.

Joseph E. Parzick. Mr. Parzick was appointed to the Board of Directors effective May 19, 2006 and is a Managing Director of The Cypress Group. Mr. Parzick joined The Cypress Group in June 2003. He spent the previous four years as a Managing Director in Morgan Stanley’s financial sponsor group, where he led client teams for a number of the largest U.S. private equity funds. Immediately prior to this, he was a Managing Director of EXOR America Inc., a merchant banking affiliate of the Agnelli Group. In this capacity, he worked on new acquisitions, monitored existing portfolio companies and served on several boards, including Riverwood International. Mr. Parzick spent the first 12 years of his career at Lehman Brothers, where he was named a Managing Director and the co-head of the financial sponsor group. He holds a BS from The University of Virginia and an MBA from the University of Pennsylvania’s Wharton School. Mr. Parzick also serves on the board of directors of The Meow Mix Company, Republic National Cabinet Group and Stone Canyon Entertainment Group. Mr. Parzick was designated by the owners of the participating shares as one of their nominees to serve on the board of directors.

J. Ernest Riddle. Mr. Riddle was appointed as a director in January 1998. Mr. Riddle is currently Chief Executive Officer of GrowthCircle LLC, a management and technology consulting firm. From March 1997 to July 1999, Mr. Riddle was president and chief operating officer of Norrell Services, Inc., an outsourcing information technology and staffing services company based in

Atlanta, Georgia. Before joining Norrell, Mr. Riddle spent four years with Ryder System, Inc., a logistics and transportation group, serving as President, Ryder Logistics International Group. Mr. Riddle served Xerox Corporation for 26 years in a variety of positions which included Vice President of Marketing and Vice President of Field Operations for the United States operations and Vice President of Marketing and Sales for the European operations. Mr. Riddle serves on the board of directors of AirNet Systems, Inc, a provider of time-sensitive small package delivery services.

Erik Vonk. Mr. Vonk was appointed as a director in February 2004. Mr. Vonk was elected to the board of the CBRL Group, Inc. in August 2005, and also has served as chairman of the board of directors and chief executive officer of Gevity, a Nasdaq National Market listed services company since April 2002. Mr. Vonk was retired from February 2001 to April 2002. Mr. Vonk was formerly president and chief executive officer of Randstad North America from 1992 through 2001, a subsidiary of Randstad Holding NV, a worldwide staffing services provider, where he was responsible for organizing the North American operations. In addition, Mr. Vonk served as a member of the Executive Board of Bank Cantrade AG from 1989 to 1992.

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

Keith J. Nelsen. Mr. Nelsen is responsible for corporate legal operations, as well as human resources and diversity, real estate and risk management. He was senior vice president and general counsel from June 2000 to December 2002. From 1997 to June 2000, Mr. Nelsen served as associate general counsel. Prior to joining Danka, he served as vice president and associate general counsel at Nordic Track Inc., a manufacturer and distributor of fitness equipment. Mr. Nelsen graduated from the University of Wisconsin Law School in 1989.

Edward K. Quibell. Mr. Quibell was appointed Executive Vice President and Chief Financial Officer in August 2005. Prior to joining Danka, Mr. Quibell held key senior management positions with Manhattan Associates, Inc., a global leader in supply chain solutions, including CFO, Senior Vice President of M&A and Business Development and Managing Director, European Operations. Previously, he served as VP and CFO of CoreNet Services, Inc., a telecommunications infrastructure company. He gained extensive international experience as president, international operations for First Data Health Systems and held various positions within NCR Information Imaging and The RTZ Corporation. Mr. Quibell earned his degrees in finance and accounting at the University of South Africa, where he qualified as a Chartered Accountant.

Peter Williams. Dr. Williams manages Danka’s European & Australian operations across all business units. Prior to joining Danka in 2001, Dr. Williams held senior management positions at Anacomp Inc., a publicly held imaging solutions and services business. Most recently he served as executive vice president of Anacomp’s international document solutions, where he managed the company’s transition from a manufacturing-based business to a document services business. Before that, he held key positions with Xidex Corp., Control Data Corp., Racal, and Marconi Research. Dr. Williams holds a Ph.D. and a Bachelor of Science in Physics from Sheffield University in England.

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

A stockholder may recommend a person as a nominee for director by writing to the Secretary of the Company. Recommendations must be received by August 1, 2006 in order for a candidate to be considered for election at the 2006 Annual Meeting. As set forth in the Company’s Articles of Association, each notice of nomination should contain the following information: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a director of the Company if so elected.

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

Three directors are elected by the owners of the participating shares. Currently such director-nominees are Messrs. Harned, Muller and Parzick. The directors elected by the owners of the participating shares are elected by the affirmative vote of a majority of the votes cast at a class meeting of the owners of those shares. The quorum for the class meeting is two persons holding or representing by proxy at least one-third in nominal value of the participating shares in issue. Our articles of association provide that, subject to the following exception, the owners of the participating shares are entitled to appoint two directors so long as they hold, in aggregate, voting shares (including participating shares) that represent at least ten percent of the total voting rights. The owners of participating shares are entitled to appoint one participating share director if they own, in aggregate, voting shares representing less than ten percent but more than five percent of the total voting rights.

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

In the event that we are unable to redeem all of the then outstanding participating shares on December 10, 2010, we are required to redeem as many of the shares as we are able, pro rata among the holders of the participating shares. Any participating shares that are not redeemed shall remain outstanding and those holders shall be entitled to elect an additional two directors to our board of directors until the participating shares are redeemed in full.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of Forms 3, 4, and 5 furnished to Danka or written representations from certain persons that no Forms 5 were required for those persons, we believe that during our 2006 fiscal year, all filing requirements under Section 16(a) of the Exchange Act applicable to our directors, officers and 10% beneficial owners were timely satisfied.

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

Salary

The executives receives a fixed sum payable bi-weekly in cash. The Committee may review executive salary later in the year ending March 31, 2007 in conjunction with a survey of appropriate comparator companies. The appropriate survey groups are defined and analyzed by external remuneration advisers. Base salaries for executives are designed to be generally competitive with other companies in similar industries. Such companies include Xerox, Ikon Office Solutions, Imagistics International (formerly Pitney Bowes Office Systems, Inc.) and Global Imaging Systems. Actual base salary levels vary from this target level based upon the potential impact of an executive on the group, the executive’s skills and experience and individual performance.

Annual bonus

The executives are eligible to participate in an annual performance-based bonus scheme which is based on pre-established performance goals, which are determined annually, and, in the year ending March 31, 2006, principally comprised of operating income and net debt targets for the group. The bonuses are payable quarterly in cash. The Human Resources Committee reviews and sets bonus targets and levels of eligibility annually. The target level is generally 50% of base salary with an additional “stretch” bonus of up to 100% of base salary achievable on hitting certain other targets. Discretionary or employee retention bonuses may be awarded by the Committee. The executives’ annual bonus awards for the year ending March 31, 2007 will again be based on a mix of improved financial targets and other leadership objectives, established at the beginning of the year.

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

In accordance with the framework approved by shareholders, it is the Committee’s policy to exercise its judgment to decide the number of options to be granted to the executives’, taking into consideration, among other things, Danka’s total shareholder return (“TSR”), in respect of its American Depositary Shares (“ADSs”), compared with the TSR of comparable companies, primarily in the United States. Following grant, a portion of the options may be, but are not necessarily, subject to performance conditions.

2. Cash element

The Human Resources Committee may grant cash rather than share-based, long-term incentives in exceptional circumstances. Cash-based long-term incentives were not used in the year ended March 31, 2006.

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

Employment Agreements

A.D. Frazier

Mr. Frazier has an employment agreement with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. The employment agreement provides for

•	an annual base salary of not less than $700,000;

•	initial bonus of $350,000;

•	an annual target bonus based on individual and corporate performance of up to 100% of base salary (and up to an additional 100% if certain stretch targets are met);

•	eligibility for additional bonuses based on our performance bonus plan;

•	stock option grants consistent with Mr. Frazier’s position; and

•	payment of other vested benefits due to Mr. Frazier under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Frazier’s employment is terminable by either party upon 60 days’ written notice, in the case of termination without cause. In the event that Mr. Frazier’s employment is terminated other than by reason of his death or by us for cause, we will be required to provide Mr. Frazier with:

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

Mr. Frazier is required to comply with worldwide non-compete and confidentiality provisions for two years following termination of employment.

Edward K. Quibell

Mr. Quibell has an employment agreement with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. The employment agreement provides for

•	an annual base salary of not less than $325,000;

•	initial bonus of $50,000 and a relocation bonus of $200,000 if Mr. Quibell relocates within the first twelve months of employment;

•	an annual target bonus based on individual and corporate performance of up to 67% of base salary;

•	eligibility for additional bonuses based on our performance bonus plan;

•	stock option grants consistent with Mr. Quibell’s position;

•	a guaranty whereby the Company shall guarantee a minimum of $750,000 value creation on vested, exercisable stock after three years of employment; and

•	payment of other vested benefits due to Mr. Quibell under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Quibell’s employment is terminable by either party upon 60 days’ written notice, in the case of termination without cause. In the event that Mr. Quibell’s employment is terminated other than by reason of his death or by us for cause, we will be required to provide Mr. Quibell with:

•	a termination payment equal to twice base salary payable over twelve months;

•	a proportionate amount of any performance bonus that would have been payable to the relevant executive for the fiscal year in which termination occurs;

•	medical, hospitalization, life and other insurance benefits for the relevant executive and his family for up to two years after the termination date;

•	immediate vesting of stock options with a two year exercise period; and

•	other vested benefits payable to the relevant executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Quibell is required to comply with worldwide non-compete and confidentiality provisions for two years following termination of employment.

Keith Nelsen, Michael C. Wedge and Peter Williams

Messrs. Nelsen and Wedge each have an employment agreement with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. Dr. Williams has an employment agreement with Danka Business Systems PLC. Each agreement provides for:

•	a minimum annual base salary;

•	an annual target bonus of £100,000 pounds for Dr. Williams, 50% of base salary for Mr. Nelsen and 50% of base salary for Mr. Wedge, for achieving certain financial and performance targets as determined by the Compensation Committee of the Board.

•	stock option grants consistent with the relevant executive’s position; and

•	payment of other vested benefits due to the executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Mr. Nelsen’s employment agreement is dated August 15, 2000 and his current annual base salary is $260,000.

Mr. Wedge’s employment agreement is dated March 14, 2006 and his current annual base salary is $350,000.

Dr. Williams’ employment agreement is dated July 23, 2001 and provides for an annual base salary of not less than £100,000.

In the event that Dr. Williams’ or Messrs. Nelsen’s or Wedges’ employment agreements are terminated other than by us for cause or by reason of the relevant executive’s death, we must provide the relevant executive with:

•	a termination payment, in an amount equal to twice Mr. Wedge’s base salary, one and a half times Mr. Nelsen’s base salary and one times for Dr. Williams. The termination payments are payable in installments over a twelve month period for Dr. Williams and over a twenty-four month period for Mr. Wedge. Mr. Nelsen may elect payment in a lump sum;

•	a proportionate amount of any performance bonus that would have been payable to the relevant executive for the fiscal year in which termination occurs for Dr. Williams and Mr. Wedge. Mr. Nelsen is entitled to one and a half times his then target incentive bonus;

•	medical, hospitalization, life and other insurance benefits for the relevant executive and his family (none for Dr. Williams) for up to two years after the termination date;

•	immediate vesting of stock options with a two year exercise period (or, in the case of Mr. Wedge, a one year exercise period); and

•	other vested benefits payable to the relevant executive under the terms of any deferred compensation, retirement, incentive or other benefit plan.

Each of Messrs. Nelsen’s and Wedge’s employment agreements require the relevant executive to comply with worldwide non-compete and confidentiality provisions for two years following termination of employment. Dr. Williams’ employment agreement requires him to comply with worldwide non-compete and confidentiality provisions for up to one year following termination of employment.

Employment Agreements – Former Employees

Todd Mavis

Mr. Mavis has an separation agreement with Danka Office Imaging Company, Danka Business Systems PLC and Danka Holding Company. The employment agreement provides for

•	termination transition services payment of $83,333;

•	severance payment of $1.0 million;

•	a proportionate amount of any earned but unpaid performance bonus for fiscal year 2005;

•	“Vision 21” bonus of $150,000;

•	medical, hospitalization, life and other insurance benefits for the relevant executive and his family for up to two years after the termination date; and

•	immediate vesting of stock options with a two year exercise period; and

Compensation of Directors

Any director serving as an executive officer did not receive any directors’ fees.

Compensation payable to the non-employee directors is determined by the board and is reviewed annually. The compensation consists of the following:

•	An annual sum of $30,000.

•	An annual grant of restricted shares pursuant to the Danka 2002 Outside Director Stock Compensation Plan with a fair market value at the date of grant of $30,000.

•	If a chairman of a committee of the board of directors, an additional sum of $500 per committee meeting.

•	$1,500 for each board of directors or committee meeting attended in person, together with reimbursement for expenses in connection with such attendance and $750 for attendance at telephonic board and committee meetings.

Messrs. Harned, Muller and Parzick, the directors appointed by holders of the participating shares, have waived their entitlements to receive emoluments.

Human Resources Committee Interlocks and Insider Participation

None of the members of our human resources committee has at any time been an officer or employee of the Company. There were no human resources committee interlocks or insider participation in compensation decisions in fiscal year 20046.

Change of Control Agreements

Each of Messrs. Frazier, Nelsen, Quibell, and Wedge and Dr. Williams has a change of control agreement with Danka Business Systems PLC and Danka Office Imaging Company.

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

The severance benefit entitlements under the change of control agreement include:

•	a lump-sum cash payment, in an amount equal to two times base salary for Messrs. Frazier, Nelsen, Quibell and Wedge and one times for Dr. Williams. “Base salary” is the salary being earned either at the time of the change of control, or at the time of the termination of the relevant executive’s employment, whichever is greater;

•	a pro rata annual bonus for the fiscal year of termination calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at the level equal to the performance achieved through the date of termination or, if greater, the pro rata amount of any performance bonus that the relevant executive is guaranteed to receive for the fiscal year;

•	an amount equal to two times for Messrs. Frazier, Nelsen, Quibell and Wedge and none for Dr. Williams, the relevant executive’s annual bonus for the fiscal year of termination, calculated as if our financial performance targets for that fiscal year were deemed to be satisfied at a level equal to the performance achieved through the date of termination or, if greater, any performance bonus that the relevant executive is guaranteed to receive for that fiscal year;

•	continued coverage under our welfare plans for up to twenty four months in the case of Messrs. Frazier, Nelsen, Quibell and Wedge and none for Dr. Williams; and

•	the immediate vesting and exercisability of the respective executive’s stock options for two years following termination of the executive’s employment.

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

Compensation of Executive Officers

The table below contains information about the annual and long-term compensation for services rendered in all capacities for the years ended March 31, 2006, 2005 and 2004 for our chief executive officer and our four other most highly compensated executive officers.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Number Of Options/ SARs (1)	All Other Compensation
A.D. Frazier Chief Executive Office	2006 2005 2004	$8,077 — —	$350,000 — —	— — —	— — —	—/— —/— —/—		$25,000 — —	(2)

Todd Mavis (3) Chief Executive Office	2006 2005 2004	$511,097 500,000 375,001	$128,682 119,083 163,220	— — —	— — —	—/— 300,000/— 40,000/—	$	— 71,207 —	(4)

Keith J. Nelsen General Counsel and Chief Administrative Officer	2006 2005 2004	$260,000 259,385 239,655	$194,093 50,708 94,907	— — —	— — —	—/— 40,000/— 40,000/—	$	— — —

Edward K. Quibell Executive Vice President and Chief Financial Officer	2006 2005 2004	$206,250 — —	$80,469 — —	— — —	— — —	300,000/— —/— —/—	$	— — —

Michael Wedge Chief Operating Officer, Danka United States(5)	2006 2005 2004	$349,134 307,823 199,905	$155,860 72,689 23,086	— — —	— — —	—/— 75,000/— 100,000/—	$	— — —

Peter Williams President and Chief Operating Officer, Danka Europe/Australia	2006 2005 2004	$330,355 299,845 236,880	$65,988 50,517 83,664	— — —	— — —	—/— 40,000/— 40,000/—		$17,143 17,714 16,243	(6) (6) (6)

(1)	The stock options granted are to acquire ADSs. Each American depositary share represents four ordinary shares. All numbers shown in the above table represent American depositary shares. All options were granted at the fair market value of the ADSs on the date of the grant.
(2)	The amount listed represents relocation reimbursements.
(3)	Mr. Mavis’ employment with the Company terminated on March 15, 2006.
(4)	The amount listed represents temporary living expenses and relocation reimbursements.
(5)	Mr. Wedge’s employment with the Company terminated on May 31, 2006.
(6)	The amount listed represents an automobile allowance.

Share Option Plans

We have options outstanding under our share option plans. The options granted are for the right to acquire ordinary shares or ADSs. The table below provides information concerning options issued under our share option plans to our named executive officers who received a grant of options during fiscal year 2006. We did not grant any stock appreciation rights during fiscal years 2006, 2005 and 2004.

Option Grants in Fiscal Year 2006 – Individual Grants

Name	Number of Options Granted (1)		% of Total Options Granted to Employees in Fiscal 2006	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Share Price Appreciation For Option Term (2)
						5%	10%
Edward Q. Quibell	300,000	(3)	49.0%	$2.15	8/3/2015	$405,567	$1,027,746

(1)	The options granted are for ADSs.
(2)	The United States dollar amounts under these columns are the result of calculations at 5% and 10% which reflect rates of potential appreciation set by the SEC. Therefore these calculations are not intended to forecast possible future appreciation, if any, of our ordinary share or ADS price. Our stock options are granted with a pence per ordinary share or United States dollar per ADS exercise price.
(3)	Options originally vestes in three equal annual installments beginning after the first anniversary date. The Company accelerated vested all stock options as of March 31, 2006. According these options are fully vested as of that date.

The table below provides detailed information concerning aggregate share option/stock appreciation rights values at the end of fiscal year 2006 for unexercised share options/SARs held by each of our named executive officers. No share options/SARs were exercised by any named executive officer in fiscal year 2006.

Aggregate Options/SARs Exercised In Fiscal Year 2006

And Fiscal Year-End Option/SAR Values

Name	Number of American Depositary Shares Acquired on Exercise (1)	Value Realized	Number of Unexercised Options/SARs At Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs At Fiscal Year-End Exercisable/Unexercisable(2)
Todd L. Mavis(3)	—	—	805,000/—	$212,000/—
Keith J. Nelsen	—	—	232,500/—	—/—
Edward K. Quibell	—	—	300,000/—	—/—
Michael Wedge(4)	—	—	175,000/—	—/—
Peter Williams	—	—	345,000/—	—/—

(1)	The options granted are for ADSs. The options were granted at the fair market value of the ADSs on the date of the grant. Each American depositary shares represents four ordinary shares.
(2)	Based on an ADS closing price of $1.41 as of March 31, 2006.
(3)	Mr. Mavis’ employment with the Company terminated on March 15, 2006.
(4)	Mr. Wedge’s employment with the Company terminated on May 31, 2006.

COMPARISON OF FIVE (5) YEAR CUMULATIVE TOTAL RETURN* AMONG DANKA BUSINESS SYSTEMS PLC,** S&P 500 INDEX AND PEER GROUP***

Assumes $100 invested on April 1, 2001in Danka Business Systems PLC, S&P 500 Index and a peer group. Comparison is made for the five (5) year period from March 31, 2001 to March 31, 2006, with the base measurement point fixed at the close of trading on March 31, 2001. Danka’s fiscal year ends on March 31.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides a summary of all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors, consultants, advisors, vendors, customers, suppliers and lenders), in effect as of March 31, 2006.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,145,777	$3.78	4,466,394
Equity compensation plans not approved by security holders	—	—	—

Total	6,145,777	$3.78	4,466,394

Note: All figures for numbers of securities in the table are for ADSs.

Security Ownership of Management and Others

The following table sets forth, as of June 1, 2006, information as to the beneficial ownership of our ordinary shares by:

•	each person known to us as having beneficial ownership of more than five percent (5%) of our equity securities;

•	each director;

•	each “named executive officer” as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act; and

•	all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Shares Beneficially Owned as of June 1, 2006 (2)
	Number of Ordinary Shares (11)	ADS Equivalent	Percent
Holdings of greater than 5 percent
Cypress Associates II LLC (3)	97,546,940	24,386,735	38.0%
Holdings by Directors, Named Executive Officers and all Directors and Executive Officers as a Group
Kevin C. Daly	119,608	29,902	*
David Downes	46,264	11,566
Jaime W. Ellertson	116,360	29,090	*
Christopher B. Harned (4)	97,606,940	24,401,735	38.0
W. Andrew McKenna	119,608	29,902	*
Eric D. Muller	—	—
Joseph E. Parzick	—	—
J. Ernest Riddle	139,608	34,902	*
Erik Vonk	72,836	18,209	*
James F. Anderson (5)	108,000	27,000	*
Paul G. Dumond (6)	390,000	97,500	*
A.D. Frazier	—	—
Keith J. Nelsen (7)	988,124	247,031	*
Edward K. Quibell (8)	1,200,000	300,000	*
Peter Williams (9)	1,436,712	359,178	*
All directors and executive officers as a group (15 persons)	102,344,060	25,586,015	39.9%

(*)	Represents less than one percent (1%) of the share capital.
(1)	Except for Messrs. Anderson, Dumond, Nelsen, Quibell and Wedge and Dr. Williams, all of the listed individuals are currently directors. Messrs. Frazier, Quibell and Wedge and Dr. Williams are executive officers.
(2)	Except as otherwise indicated, all ordinary shares and ADSs are held of record with sole voting and investment power.

(3)	Consists of:

•	287,450 convertible participating shares which are convertible, as of June 1, 2006, into 92,711,248 ordinary shares, beneficially owned by Cypress Merchant Banking Partners II L.P.;

•	12,220 convertible participating shares which are convertible, as of June 1, 2006, into 3,941,316 ordinary shares, beneficially owned by Cypress Merchant Banking II C.V.; and

•	2,773 convertible participating shares which are convertible, as of June 1, 2006, into 894,376 ordinary shares, beneficially owned by 55th Street Partners II L.P.

Cypress Associates is the managing general partner of Cypress Merchant B II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P. (collectively the “Cypress Funds”), and has voting and investor power over the shares held or controller by each of these funds. James A. Stern and Jeffrey P. Hughes (each a “Managing Member” of Cypress Associates II LLC), may be deemed to beneficially own these shares. In addition, Christopher Harned and Joseph Parzick are members of the investment committee that exercises voting control over the shares owned by the Cypress Funds. However, each of the foregoing individuals disclaims beneficial ownership. The share and percentage ownership figures are calculated at the conversion rate as of June 1, 2006 of 322.53 ordinary shares for each convertible participating share. The principal business and office address of Cypress Associates II LLC and the Managing Members is 65 East 55th Street, New York, NY 10022.

(4)	Includes 302,443 convertible participating shares which are convertible, as of June 1, 2006, into 97,546,940 ordinary shares beneficially owned by affiliates of Cypress Associates II LLC. Mr. Harned is a managing director of The Cypress Group LLC. See note 3 above. Mr. Harned disclaims beneficial ownership of such shares.
(5)	Includes options held by Mr. Anderson to purchase 25,000 ADSs, equivalent to 100,000 ordinary shares, all of which are currently exercisable.
(6)	Includes options held by Mr. Dumond to purchase 97,500 ADSs, equivalent to 390,000 ordinary shares, all of which are currently exercisable.
(7)	Includes options held by Mr. Nelsen to purchase 232,500 ADSs, equivalent to 930,000 ordinary shares, all of which are currently exercisable.
(8)	Includes options held by Mr. Quibell to purchase 300,000 ADSs, equivalent to 1,200,000 ordinary shares, all of which are currently exercisable.
(9)	Includes options held by Dr. Williams to purchase 345,000 ADSs, equivalent to 1,380,000 ordinary shares, all of which are currently exercisable.
(11)	At June 1, 2006 a total of 256,529,024 ordinary shares were outstanding. Pursuant to the rules of the SEC, ordinary shares or ADSs that a person has a right to acquire within 60 days of the date hereof pursuant to the exercise of stock options or the conversion of our participating shares are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

On June 1, 2006, The Bank of New York, as depositary for our ADS program, held 56,683,487 ordinary shares representing 88% of the ordinary shares in issue.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2006, the Company entered into an outsourcing agreement with Gevity HR, Inc. for Human Resource services. Erik Vonk, a Director, is currently the Chairman and Chief Executive Officer of Gevity. During fiscal year 2006, the charges for these services were $1.5 million. The Company has determined that Mr. Vonk remains an independent director in accordance with the rules of the SEC and NASDAQ. In addition, A.D. Frazier who was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company on March 15, 2006 was a director of Gevity until May 18, 2006.

Future relationships and transactions, if any, with affiliated parties will be approved by a majority of our independent outside directors and our audit committee and will be on terms no less favorable to us than those that could be obtained from unaffiliated parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We understand the need for Ernst & Young LLP (“E&Y”), to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of E&Y, our audit committee has restricted the non-audit services that E&Y may provide to us primarily to tax services; merger and acquisition due diligence, audit services and audit-related services. It is also the committee’s goal that the fees which the company pays E&Y for non-audit services should not exceed the audit fees paid to E&Y, a goal which the company achieved in 2006.

The audit committee has also adopted policies and procedures for pre-approving all audit and non-audit work performed by E&Y. Specifically, the committee has pre-approved the use of E&Y for detailed, specific types of services within the following categories of non-audit services: tax services, employee benefit plan audits, and reviews and procedures that the company requests E&Y to undertake to provide assurances of accuracy on matters not required by laws or regulations. In each case, the committee has required management to report the specific engagements to the committee on a quarterly basis and to obtain specific pre-approval from the committee for any engagement.

The aggregate fees billed for professional services by E&Y in fiscal years 2006 and 2005 were:

	Fiscal Year 2006	Fiscal Year 2005
Audit Fees	$7,558	$8,366
Audit-Related Fees	35	135
Tax Fees(1)	481	2,550
All Other Fees	7	16

Total	$8,081	$11,067

(1)	This amount includes fees and expenses related to assistance with periodic tax filings; federal, state, local and foreign tax audits; corporate restructuring advice; and other tax related projects.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following consolidated financial statements and related notes of the registrant are filed as part of this Report:

Report of Independent Registered Certified Public Accounting Firm

Consolidated Statements of Operations—years ended March 31, 2006, 2005 and 2004

Condensed Consolidated Balance Sheets— as of March 31, 2006 and 2005

Consolidated Statements of Cash Flows—years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity (Deficit)—years ended March 31, 2006, 2005 and 2004

Notes to the Consolidated Financial Statements—years ended March 31, 2006, 2005 and 2004

2. The following financial statement schedule is filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule, the information required is included in the financial statements and notes thereto included elsewhere in this Report or the schedule is not required or inapplicable under the related instructions.

Exhibit Number	Description of Document

2.1*	Asset Purchase Agreement dated April 9, 2001 among Danka Business Systems PLC and Pitney Bowes, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 1, 2001).

3.1*	Memorandum of Association of the Company. (Exhibit 3.1 of Company’s Registration Statement on Form 20-F, No. 0-20828, filed on November 10, 1992.)

3.2*	Articles of Association of the Company. (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2000, filed on November 14, 2001.)

3.3*	Certificate of Incorporation of Danka Holding Company

3.4*	By-Laws of Danka Holding Company

3.5*	Certificate of Incorporation of Danka Imaging Distribution, Inc.

3.6*	By-Laws of Danka Imaging Distribution, Inc.

3.7*	Certificate of Incorporation of Danka Office Imaging Company

3.8*	By-Laws of Danka Office Imaging Company

3.9*	Articles of Incorporation of Quality Business, Inc.

3.10*	Bylaws of Quality Business, Inc.

3.11*	Articles of Incorporation of Corporate Consulting Group, Inc.

3.12*	Bylaws of Corporate Consulting Group, Inc.

3.13*	Articles of Incorporation of American Business Credit Corporation

3.14*	Bylaws of American Business Credit Corporation

3.15*	Articles of Incorporation of Danka Management II Company, Inc.

3.16*	Bylaws of Danka Management II Company, Inc.

3.17*	Articles of Incorporation of Herman Enterprises, Inc. of South Florida

3.18*	Bylaws of Herman Enterprises, Inc. of South Florida

3.19*	Articles of Incorporation of Danka Management Company, Inc.

3.20*	Bylaws of Danka Management Company, Inc.

Exhibit Number	Description of Document

3.21*	Articles of Incorporation of D.I. Investment Management, Inc.

3.22*	By-Laws of D.I. Investment Management, Inc.

3.23*	Certificate of Incorporation of Danka Australasia Pty Limited

3.24*	Constitution of Danka Australasia Pty Limited

3.25*	Certificate of Incorporation of Danka Australia Pty Limited

3.26*	Constitution of Danka Australia Pty Limited

3.27*	Certificate of Incorporation of Danka Tower Pty Ltd

3.28*	Constitution of Danka Tower Pty Ltd

3.29*	Certificate of Incorporation of Danka Distributors Pty Ltd

3.30*	Constitution of Danka Distributors Pty Ltd

3.31*	Certificate of Incorporation of Danka Datakey Pty Ltd

3.32*	Constitution of Danka Datakey Pty Ltd

3.33*	Certificate of Incorporation of Datakey Alcatel Pty. Ltd.

3.34*	Constitution of Datakey Alcatel Pty. Ltd.

3.35*	Certificate of Incorporation of Danka Systems Pty Limited

3.36*	Constitution of Danka Systems Pty Limited

3.37*	Certificate of Incorporation of Danka Business Finance Ltd.

3.38*	By-Laws of Danka Business Finance Ltd.

3.39*	Certificate of Incorporation of Danka Canada, Inc.

3.40*	By-Laws of Danka Canada, Inc.

3.41*	Certificate of Incorporation of Kalmara, Inc.

3.42*	By-Laws of Kalmara, Inc.

3.43*	Certificate of Incorporation of Danka UK Plc

3.44*	Memorandum of Association and Articles of Association of Danka UK Plc

3.45*	Certificate of Incorporation of Danka Services International Ltd.

3.46*	Memorandum of Association and Articles of Association of Danka Services International Ltd.

3.47*	Articles of Incorporation of Dankalux S.à r.l. (English translation)

4.1*	Memorandum of Association of the Company, including paragraphs 5 and 6 (Exhibit 2.1 to the 1992 Registration Statement on Form 20-F, No. 0-020828, filed November 10, 1992)

4.2*	Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2001, filed on November 14, 2001)

4.3*	Form of Ordinary Share certificate (Exhibit 4.3 of Company’s Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993)

4.4*	Form of American Depositary Receipt (Exhibit 4.4 to the Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993)

Exhibit Number	Description of Document

4.5*	Deposit Agreement dated June 25, 1992 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 1 dated February 26, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 2 dated July 2, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993) and Amendment No. 3 dated August 16, 1994, among the Bank of New York, Danka Business Systems PLC and Owners and Holders of American Depositary Receipts (incorporated by reference to Exhibit A4 to Danka Business Systems PLC’s Registration Statement on Form F-6, No. 33-82496, dated August 5, 1994)

4.6*	Credit Agreement dated December 5, 1996, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated December 16, 1996)

4.7*	First Amendment to Credit Agreement dated December 5, 1997 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q dated February 12, 1998)

4.8*	Second Amendment to Credit Agreement dated July 28, 1998 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K dated July 28, 1998)

4.9*	Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K dated October 21, 1998)

4.10*	Waiver dated February 26, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K dated March 5, 1999)

4.11*	Fifth Amendment to Credit Agreement dated June 15, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K dated July 15, 1999)

4.12*	Sixth Amendment to Credit Agreement dated July 9, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K dated July 15, 1999)

4.13*	Seventh Amendment to Credit Agreement dated December 1, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.18 to the Company’s Form 10-Q for the quarter ended December 31, 1999 and filed February 11, 2000)

4.14*	Registration Rights Agreement dated December 17, 1999, among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated December 17, 1999)

4.15*	Eighth Amendment to Credit Agreement dated March 24, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.22 to Company’s Form 10-K dated June 6, 2000)

4.16*	Ninth Amendment to Credit Agreement dated October 31, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.23 to Company’s Form 10-Q for the quarter ended September 30, 2000)

Exhibit Number	Description of Document

4.17*	Tenth Amendment to Credit Agreement dated December 15, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated January 12, 2001)

4.18*	Eleventh Amendment to Credit Agreement dated March 28, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.26 to Company’s Form 8-K dated April 9, 2001)

4.19*	Twelfth Amendment to Credit Agreement dated June 6, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated June 11, 2001)

4.20*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.24 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001)

4.21*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.25 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001)

4.22*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001)

4.23*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001)

4.24*	Amended and Restated Credit Agreement dated June 29, 2001, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K dated July 16, 2001)

4.25*	First Amendment to Amended and Restated Credit Agreement dated March 29, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., or agent

4.26*	Second Amended and Restated Credit Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.27*	Letter Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.28*	Third Amended to Second Amended and Restated Credit Agreement dated November 25, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.29*	Registration Rights Agreement dated July 1, 2003, by and among Danka Business Systems PLC, the Guarantors listed on Schedule A thereto and Bear, Stearns & Co. Inc (incorporated by reference to Exhibit 4.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

4.30*	Indenture dated July 1, 2003, by and among Danka Business Systems PLC, each of the Guarantors named therein and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

4.31*	Form of 11% Senior Notes due 2010 (incorporated by reference to the Company’s S-4 dated September 26, 2003 in Exhibit 4.10)

Exhibit Number	Description of Document

4.32*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001)

4.33*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001)

10.1*	Office Building Lease dated May 1, 1992 between Daniel M. Doyle and Francis J. McPeak, Jr., and Gulf Coast Business Machines (incorporated by reference to Exhibit 3.5 to the 1993 Form 20-F)

10.2*	Office Building Lease dated April 1, 1990 between Daniel M. Doyle and Francis J. McPeak, Jr., and Danka (incorporated by reference to Exhibit 3.6 to the 1993 Form 20-F)

10.3*	Lease Agreement dated December 22, 1986, and Addendum Lease Agreement dated March 1, 1987, between Daniel M. Doyle and Francis J. McPeak and Danka (incorporated by reference to Exhibit 3.7 to the 1993 Form 20-F)

10.4*	U.K. Executive Share Option Scheme (incorporated by reference to Exhibit 3.11 to the 1993 Form 20-F)

10.5*	U.S. Executive Incentive Stock Option Plan (incorporated by reference to Exhibit 3.12 to the 1993 Form 20-F)

10.6*	Form of Stock Option Agreement (incorporated by reference to Exhibit 3.13 to the 1993 Form 20-F)

10.7*	Addendum to Lease Agreement dated September 1, 1992, between Mid-County Investments, Inc. and Danka (incorporated by reference to Exhibit 3.38 to the 1993 Form 20-F)

10.8*	Lease Agreement dated November 12, 1992 and Lease Commencement Agreement dated April 7, 1993 between PARD, Inc. and Danka (incorporated by reference to Exhibit 10.41 to the 1993 Form 20-F)

10.9*	Danka Business Systems PLC 1994 Executive Performance Plan (incorporated by reference to Exhibit 10.52 to the 1994 Form 10-K)

10.10*	The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 10

10.11*	Amendments to the Danka 1996 Share Option Plan filed as Appendix A of the 1998 Annual Proxy Statement and approved by shareholders under Resolution 9

10.12*	The Danka 1999 Share Option Plan filed as Appendix B of the 1999 Annual Proxy Statement and approved by shareholders under Resolution 12

10.13*	Employment Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.14*	Change of Control Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.15*	Agreement dated November 20, 2000 between Danka and Michael Gifford (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001)

10.16*	Employment Agreement dated March 1, 2001 between Danka and Michael Gifford (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.17*	Amended and Restated Employment Agreement dated September, 1999 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.14 to Company’s Form 10-Q for the quarter ended September 30, 1999)

10.18*	Amendments dated May 30, 2000 to the Amended and Restated Employment Agreement dated September 20, 1999 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.37 to Company’s Form 10-Q for the quarter ended June 30, 2000)

10.19*	Change of Control Agreement dated November 6, 1998 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.11 to Company’s Form 10-Q for the quarter ended June 30, 1999)

10.20*	Amended and Restated Employment Agreement dated July, 2000 between Danka and F. Mark Wolfinger (incorporated by reference to Exhibit 4.24 to Company’s Form 10-Q for the quarter ended September 30, 2000)

Exhibit Number	Description of Document

10.21*	Change of Control Agreement dated November 6, 1998 between Danka and F. Mark Wolfinger (incorporated by reference to Exhibit 10.12 to Company’s Form 10-Q for the quarter ended June 30, 1999)

10.22*	Amended and Restated Global Operating Agreement dated March 31, 2000 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.23*	First Amendment to Amended and Restated Global Operating Agreement dated February 1, 2001 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001)

10.24*	Purchase Agreement dated April 9, 2001 between Danka and Pitney Bowes Inc (incorporated by reference to Exhibit 10.33 to the Company’s Form 8-K dated May 1, 2001)

10.25*	Change of Control Agreement dated February 13, 2001 between Danka and Ernest R. Miller (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

10.26*	Severance Agreement dated January 14, 2000 between Danka and Ernest R. Miller (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

10.27*	Second Amendment to Amended and Restated Global Operating Agreement dated October 9, 2001 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q September 30, 2001 dated November 14, 2001)

10.28*	Amended and Restated Employment Agreement dated November 6, 2001 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Brian L. Merriman (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001)

10.29*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001)

10.30*	Employment Agreement dated July 23, 2001 among Danka Business Systems PLC and Peter Williams (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001)

10.31*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and David P. Berg (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001)

10.32*	Amendments to the Danka 1999 Share Option Plan filed as Exhibit A to the 2001 Annual Proxy Statement

10.33*	The Danka 2001 Long Term Incentive Plan filed as Exhibit B to the 2001 Annual Proxy Statement

10.34*	The Danka Employee Stock Purchase Plan filed as the Exhibit to the Proxy Statement filed on February 27, 2002

10.35*	Third Amendment to Amended and Restated Global Operating Agreement dated January 9, 2002 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.35 D to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.36*	Amendment to Employment Agreement dated March 18, 2002 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (incorporated by reference to Exhibit 10.36 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.37*	Change of Control Agreement dated November, 2001 between Danka and David P. Berg (incorporated by reference to Exhibit 10.37 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.38*	Change of Control Agreement dated November, 2001 between Danka and Todd L. Mavis (incorporated by reference to Exhibit 10.38 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.39*	Lease Agreement between DAN (FL) QRS 15-7 INC. and Danka Office Imaging Company (incorporated by reference to Exhibit 10.39 to Danka Business System PLC’s Quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002)

Exhibit Number	Description of Document

10.40*	Fourth Amendment to Amended and Restated Global Operating Agreement dated December 20, 2002 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.40 to Danka Business System PLC’s quarter ended December 31, 2002 filed on February 14, 2003)

10.41*	Employment Agreement dated March 28, 2003 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Michael Popielec (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.42*	Change of Control Agreement dated March 28, 2003 between Danka and Michael Popielec (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.43*	Employment Agreement dated August 15, 2000, among Danka Office Imaging Company and Keith J. Nelsen (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.44*	Change of Control Agreement dated November 14, 2001, between Danka and Keith J. Nelsen (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.45*	Loan and Security Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company, as Borrowers, Danka Business Systems PLC, as a guarantor, the Lenders party thereto and Fleet Capital Corporation, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.46*	Guarantor Security Agreement dated July 1, 2003, by and among American Business Credit Corporation, Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc., Danka Management Company, Inc., Danka Management II Company, Inc., D.I. Investment Management, Inc., Herman Enterprises, Inc. of South Florida and Quality Business, Inc., collectively as Debtors, in favor of Fleet Capital Corporation, as collateral and administrative agent for the Lenders that are parties from time to time to the Loan Agreement (incorporated by reference to Exhibit 10.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.47*	Stock Pledge Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company as Pledgors and Fleet Capital Corporation as Agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.3 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.48*	Continuing Guaranty Agreement dated July 1, 2003, by and among Danka Business Systems PLC and the Subsidiaries of Danka Business Systems PLC signatories thereto, as the Guarantors, in favor of Fleet Capital Corporation as administrative and collateral agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.4 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.49*	Employment Agreement dated March 29, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and P. Lang Lowrey, III (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.50*	Employment Agreement dated March 15, 2004, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd Mavis (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.51*	Employment Agreement dated March 3, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and Forrest Mark Wolfinger (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.52*	Employment Agreement dated September 9, 2004, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Michael C. Wedge (incorporated by reference to Exhibit 10.52 Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.53*	Change of Control Agreement dated September 30, 2004, among Danka Office Imaging Company and Michael C. Wedge (incorporated by reference to Exhibit 10.53 Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.54*	Separation Agreement dated February 17, 2005, among Danka Business Systems PLC and P. Lang Lowrey, III (incorporated by reference to Exhibit 10.54 Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.55*	Separation Agreement dated June 1, 2005, among Danka Office Imaging Company and Michael Popeilec (incorporated by reference to Exhibit 10.55 Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.56*	Employment Agreement dated August 3, 2005, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Edward K. Quibell (incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005)

10.57*	Change of Control Agreement dated August 3, 2005, among Danka Office Imaging Company and Edward K. Quibell (incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005)

10.58*	Employment Agreement dated March 14, 2006, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Michael Wedge (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K , filed on November 7, 2005)

10.59*	Change of Control Agreement dated March 14, 2006, among Danka Office Imaging Company and Michael Wedge (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K , filed on March 20, 2006)

10.60*	Separation Agreement dated March 15, 2006, among Danka Office Imaging Company and Todd Mavis (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K , filed on March 20, 2006)

10.61*	Employment Agreement dated April 3, 2006, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and A.D. Frazier (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K , filed on April 5, 2006)

10.62*	Change of Control Agreement dated April 3, 2006, among Danka Office Imaging Company and A.D. Frazier (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K , filed on April 5, 2006)

10.63	Separation Agreement dated June 6, 2006, among Danka Office Imaging Company and Michael Wedge

21	List of Current Subsidiaries of the Company

23	Consent of Independent Registered Certified Public Accountants – Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

DANKA BUSINESS SYSTEMS PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended March 31, 2004	$40,012	$7,915	12,926	$(15,308)	$45,545
Year ended March 31, 2005	$45,545	$22,718	14,337	$(27,023)	$55,577
Year ended March 31, 2006	$55,577	$7,357	5,586	$(33,429)	$35,091

(1)	Represents customer credits charged against revenues and foreign currency movements
(2)	Represents accounts written off during the year, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2006	DANKA BUSINESS SYSTEMS PLC (Registrant)

	By:	/s/ A. D. Frazier
A.D. Frazier, Chief Executive Officer and Chairman of the Board (Chief Executive Officer)

	By:	/s/ Edward K. Quibell
Edward K. Quibell, Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 8, 2006.

Signature	Title

/s/ A.D. Frazier	Chief Executive Officer (Principal Executive Officer) and
A.D. Frazier	Chairman of the Board

/s/ KEVIN C. DALY	Director
Kevin C. Daly

/s/ DAVID DOWNES	Director
David Downes

/s/ JAIME ELLERTSON	Director
Jaime Ellertson

/s/ CHRISTOPHER B. HARNED	Director
Christopher B. Harned

/s/ W. ANDREW MCKENNA	Director
W. Andrew McKenna

/s/ Eric D. Muller	Director
Eric D. Muller

/s/ Joseph E. Parzick	Director
Joseph E. Parzick

/s/ J. ERNEST RIDDLE	Director
J. Ernest Riddle

/s/ ERIK VONK	Director
Erik Vonk

/s/ Edward K. Quibell	Executive Vice President and Chief Financial Officer
Edward K. Quibell	(Chief Financial Officer and the Principal Accounting Officer)