Form 10-Q
period 2006-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2006-08-08
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

(727) 622-2100 in the United States

011-44-207-605-0150 in the United Kingdom

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2006: The registrant had 256,529,024 ordinary shares outstanding with par value of 1.25 pence, including 57,321,987 represented by American Depositary Shares “ADS”. Each ADS represents four ordinary shares. The ADSs are evidenced by American Depositary receipts.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition from non-traditional competitors as the result of evolving and converging technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute current and new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to access vendor or bank lines of credit, which could adversely affect our liquidity; (xi) any inability to record and process key data due to ineffective implementation of business processes and policies; (xii) any negative impact from the loss of a key vendor or customer; (xiii) any negative impact from the loss of any of our senior or key management personnel; (xiv) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xv) any negative impact from the international scope of our operations; (xvi) fluctuations in foreign currencies; (xvii) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xviii) any inability to continue to access our credit facilities, or comply with the financial or other representations, warranties, covenants or maturities in our debt instruments; (xix) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters, including hurricanes; (xx) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; (xxi) any inability by us to remediate our material weakness and (xxii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

Operating Earnings—We generated an operating loss for the first three months of fiscal year 2007 of $5.3 million due to decreased revenue, increased restructuring charges and a loss on the sale of a subsidiary. The operating losses for the period included $12.4 million in restructuring charges. If we are not able to increase our revenue and improve our gross margins or reduce our operating costs, these operating losses may continue in the future. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

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

Indebtedness—At June 30, 2006, we had consolidated indebtedness of $250.3 million, including current maturities of long-term debt and notes payable of $12.3 million. Our long-term indebtedness includes $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11.0% senior notes due June 15, 2010, less unamortized discount of $2.7 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes accrue interest which is paid every six months on June 15 and December 15.

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

As our suppliers develop new products, there is no guarantee that they will permit us to distribute such products or that such products will meet our customers’ needs and demands. In addition, some of our principal competitors are designing and manufacturing new technology, which may give them a competitive advantage over us.

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

Our largest third party financing company in Europe, which is centrally organized, is De Lage Landen International B.V. (“DLL”), a 100% owned subsidiary of Rabobank. In December 2005, DLL issued notice of termination of its existing local operating agreements. These terminations are effective October 1, 2006. We are currently in discussions with DLL to negotiate new agreements on or before the expiration of the existing agreements. While we currently have meaningful alternative lease funding sources available in most of Europe (including ING Group, BNP Paribas and GECC), failure to negotiate a new agreement with DLL could adversely impact our revenue and profitability as a change in lease companies can involve higher costs and early lease termination penalties compared to the existing DLL agreements.

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

Disaster Recovery—Our systems in the United States are designed for security and reliability. We regularly back up our information systems and subject them to a virus scan. These efforts are intended to buttress the integrity and security of our information systems and the data stored in them, and to minimize the potential for loss in the event of a disaster, including, but not limited to, natural disasters or terrorist attacks. During fiscal year 2005, we entered into a hosting agreement with IBM for the management of our U.S. information systems infrastructure. This arrangement has relocated our data center out of Florida to a secure location in Atlanta, Georgia, which we believe has provided an additional disaster recovery capability. Our facilities have reserve power generating systems to prevent the loss of power and minimize downtime in the event of shortages; however, should a natural disaster impact our critical United States facilities, which are primarily located in St. Petersburg, Florida, we may suffer disruption of certain critical support functions for such time as is necessary to replicate such functions elsewhere.

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

Business Processes and Policies—We have identified instances where we do not have adequate processes in place or our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data, inconsistent customer contract terms and conditions and inadequate document retention. We continue to address these issues and are in the process of implementing the following steps to remediate:

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

While these steps are currently underway, there is no assurance that all of these issues will be completely rectified. See our discussion in Item 4-Controls and Procedures regarding a material weakness in our revenue and billing process.

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 53.1% of our revenue outside the United States during the first three months of fiscal year 2007. We market office imaging equipment, document solutions and related services and supplies directly to customers in over 15 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Based on these evaluations, we sold operations in Canada and Central and South America during fiscal year 2006. Should we decide to downsize or exit any of our other businesses, we could incur costs relating to severance, closure of facilities and write-off of goodwill, and we may also be required to recognize cumulative translation losses and minimum pension liabilities that would reduce our earnings.

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

The majority of our revenues outside the United States are denominated in either the euro or the British pound sterling. During the first three months of fiscal year 2007, the euro and the British pound sterling strengthened 5.3% and 6.3%, respectively, against the United States, resulting in higher revenues.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our intercompany loans at June 30, 2006, an increase of 1% in the exchange rate for the euro and British pound sterling versus the United States dollar would cause a foreign exchange loss of less than $0.1 million, while a decrease of 1% in the exchange rate of the euro and the British pound sterling versus the U.S. dollar would cause a foreign exchange gain of less than $0.1 million.

Moreover, we pay for some inventory in euro countries in United States dollars, but we generally invoice our customers in such countries in euros. Generally, if the euro weakens against the United States dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euros but we pay some of our suppliers in United States dollars.

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

Compliance with Sarbanes-Oxley Act of 2002—Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors are required to attest to, the effectiveness of our internal controls over financial reporting on an annual basis. Testing and evaluation of the design and operating effectiveness of our internal control over financial reporting continued on an ongoing basis. As a result of our assessment conducted as of March 31, 2006, we identified a material weakness in our revenue and billing process in the United States.

We are committed to addressing this material weakness. However, if we are unsuccessful in our focused effort to permanently and effectively remediate this material weakness, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted. In addition, if we do not remediate this weakness, we will not be able to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective in the current fiscal year. It is not possible to say at this time what conclusions our management or independent registered public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the end of fiscal year 2007. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see “Controls and Procedures” in Item 4. Controls and Procedures, included in this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three Months Ended June 30, 2006 and 2005

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended June 30
	2006	2005
Revenue:
Retail equipment and related sales	$92,080	$114,052
Retail service	124,611	132,305
Retail supplies and rentals	19,852	22,248
Wholesale	23,662	23,973

Total revenue	260,205	292,578

Cost of sales:
Retail equipment and related sales costs	63,143	77,714
Retail service costs	78,352	83,537
Retail supplies and rental costs, including depreciation on rental assets	11,290	13,414
Wholesale costs	19,529	19,591

Total cost of sales	172,314	194,256

Gross profit	87,891	98,322
Operating expenses:
Selling, general and administrative expenses	78,833	102,912
Restructuring charges	12,351	6,087
Loss on sale of subsidiary	2,507	—
Other expense (income)	(539)	(1,309)

Total operating expenses	93,152	107,690

Operating earnings (loss) from continuing operations	(5,261)	(9,368)
Interest expense	(7,961)	(7,912)
Interest income	213	—

Earnings (loss) from continuing operations before income taxes	(13,009)	(17,280)
Provision (benefit) for income taxes	(1,438)	1,016

Earnings (loss) from continuing operations	(11,571)	(18,296)
Earnings (loss) from discontinued operations, net of tax	(263)	(1,503)
Gain (loss) on sale of discontinued operations, net of tax	—	(321)

Net earnings (loss)	$(11,834)	$(20,120)

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$(11,571)	$(18,296)
Dividends and accretion on participating shares	(5,606)	(5,326)

Net earnings (loss) from continuing operations attributable to common shareholders	$(17,177)	$(23,622)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.27)	$(0.37)
Net earnings (loss) from discontinued operations	—	(0.03)

Net earnings (loss)	$(0.27)	$(0.40)

Weighted average ADSs	64,132	63,556

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of June 30, 2006 and March 31, 2006

(In thousands except per share data)

	June 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,465	$54,468
Restricted cash	21,285	20,529
Accounts receivable, net of allowance for doubtful accounts	189,275	189,354
Inventories	86,733	79,967
Prepaid expenses, deferred income taxes and other current assets	10,874	8,251

Total current assets	348,632	352,569
Equipment on operating leases, net	11,780	12,138
Property and equipment, net	35,167	37,098
Goodwill	211,184	206,174
Other intangible assets, net of accumulated amortization	629	1,861
Deferred income taxes	1,373	87
Other assets	18,148	18,865

Total assets	$626,913	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$12,287	$11,516
Accounts payable	171,600	165,667
Accrued expenses and other current liabilities	86,621	93,644
Taxes payable	23,732	21,247
Deferred revenue	33,328	33,027

Total current liabilities	327,568	325,101
Long-term debt and notes payable, less current maturities	238,028	238,081
Deferred income taxes and other long-term liabilities	52,786	51,929

Total liabilities	618,382	615,111

6.5% senior convertible participating shares	327,147	321,541
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,330	5,330
Additional paid-in capital	329,745	329,745
Accumulated deficit	(614,263)	(596,823)
Accumulated other comprehensive loss	(39,428)	(46,112)

Total shareholders’ equity (deficit)	(318,616)	(307,860)

Total liabilities and shareholders’ equity (deficit)	$626,913	628,792

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Three Months Ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Operating activities:
Net earnings (loss)	$(11,834)	$(20,120)
Loss from discontinued operations	(263)	(1,824)

Earnings (loss) from continuing operations	(11,571)	(18,296)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,000	7,801
Deferred income taxes	(1,015)	(56)
Amortization of debt issuance costs	476	521
(Gain) loss on sale of property & equipment and equipment on operating leases	(101)	205
Loss on sale of subsidiary, net of cash	2,103	—
Proceeds from sale of equipment on operating leases	193	3
Restructuring charges	12,351	6,087
Changes in net assets and liabilities:
Accounts receivable	(538)	15,628
Inventories	(7,002)	(14,645)
Prepaid expenses and other current assets	(2,633)	(1,286)
Other non-current assets	(3,154)	6,169
Accounts payable	6,301	15,531
Accrued expenses and other current liabilities	(16,610)	(28,070)
Deferred revenue	475	(930)
Other long-term liabilities	584	(1,307)

Net cash used in continuing operations	(14,141)	(12,645)
Net cash used in discontinued operations	—	(535)

Net cash used in operating activities	(14,141)	(13,180)

Investing activities:
Capital expenditures	(3,185)	(3,331)
Proceeds from sale of discontinued operations, net of cash	—	11,972
Proceeds from the sale of property and equipment	23	84

Net cash (used in) provided by continuing investing activities	(3,162)	8,725
Net cash used in discontinued investing activities	—	(326)

Net cash (used in) provided by investing activities	(3,162)	8,399
Financing activities:
Borrowings under line of credit agreements	17,000	816
Payments under line of credit agreements	(16,007)	(52)
Payments under capital lease arrangements	(430)	(810)
Proceeds from stock options exercised	—	16

Net cash provided by (used in) continuing financing activities	563	(30)
Net cash used in discontinued financing activities	—	(25)

Net cash provided by (used in) financing activities	563	(55)

Effect of exchange rates	2,737	(3,093)

Net decrease in cash and cash equivalents	(14,003)	(7,929)
Cash and cash equivalents from continuing operations, beginning of period	54,468	76,969
Cash and cash equivalents from discontinued operations, beginning of period	—	6,191
Cash and cash equivalents from discontinued operations, end of period	—	(4,747)

Cash and cash equivalents, end of period	$40,465	$70,484

Supplemental disclosures - cash flow information:
Interest paid	$13,912	$13,902
Income taxes paid	333	261

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated condensed financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of and for the three months ended June 30, 2006 and 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

The consolidated condensed financial statements contained herein as of and for the three months ended June 30, 2006 and June 30, 2005 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2006 will be delivered to the Registrar of Companies for England and Wales following the Company’s 2006 annual general meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

In June 2006, the Company sold a wholly-owned subsidiary, which was located in the United States and engaged in the sale and servicing of office imaging equipment. A loss of $2.5 million was recorded during the period and is included in operating expenses.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2. Interim Period Stock Compensation Disclosures

Effective April 1, 2006, the Company adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method to account for its employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. Prior period results are not restated. Since all options were fully vested on April 1, 2006 and no new options were granted during the first three months of fiscal year 2007, the adoption of SFAS 123R had no impact on net income or earnings per share.

Prior to the April 1, 2006 adoption of SFAS 123R, the Company accounted for its stock option to employees and stock grants to directors using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) . Under APB 25, no compensation costs were recognized relating to the stock option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant. The Company used and will continue to use under SFAS 123R the accelerated method to recognize compensation expense of our equity-based awards with graded vesting whereby the compensation cost will be recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. In connection with the adoption of SFAS 123R, the Company accelerated the vesting on all outstanding unvested stock options as of January 31, 2006. The acceleration of the options took place on March 15, 2006. As a result of the accelerated vesting of the options, the Company recorded an immaterial charge to earnings under APB 25 during fiscal year 2006.

The following table illustrates the effect on net earnings (loss) attributable and earnings (loss) attributable per ADS shareholder if the Company had applied the fair value recognition provisions of SFAS 123R to employee stock benefits, including shares and options issued under the stock option plans at June 30, 2005 had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant for the periods prior to April 1, 2006.

Three months ended June 30, 2005
Net earnings (loss) from continuing operations, as reported	$(18,296)
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123R for all awards, net of tax	(1,038)

Pro forma earnings (loss) from continuing operations	(19,334)
Dividends and accretion on participating shares	(5,326)

Pro forma earnings (loss) from continuing operations attributable to common shareholders	(24,660)
Earnings (loss) from discontinued operations	(1,824)

Pro forma net earnings (loss) attributable to common shareholders	$(26,484)

Basic and diluted earnings (loss) from continuing operations attributable to common shareholders per ADS
As reported	$(0.37)
Pro forma	(0.39)
Basic and diluted net earnings (loss) attributable to common shareholders per ADS
As reported	$(0.40)
Pro forma	(0.42)
Weighted average ADS	63,556

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

1999 Share Option Plan

In October 1999, shareholders approved a share option plan authorizing the granting of both incentive and non-incentive share options for an aggregate of 12,000,000 ordinary shares (3,000,000 ADS equivalents). In October 2001, shareholders approved the issuance of an additional 20,000,000 ordinary shares (5,000,000 ADS equivalents) pursuant to the 1999 plan. Share options granted under the 1999 share option plan generally have the same terms as those granted under the 1996 share option plan. There were 300,000 ADS equivalent stock options granted during fiscal year 2006 that include a provision for a guaranteed intrinsic value of $0.8 million after three years.

2001 Long Term Incentive Plan

In October 2001, shareholders approved the Danka 2001 Long Term Incentive Plan, under which the Company may make awards of a variety of equity-related incentives to its executive directors, officers and employees. Awards under the 2001 plan may take the form of non-vested stock unit awards (“restricted stock”), stock appreciation rights and other share-based awards. The 2001 plan is administered by the Company’s human resources committee, which determines the persons to whom awards may be made, the form of the awards, the terms and conditions of the awards, the number of shares subject to each award and the dates of grant. The total number of ordinary shares in respect of which awards may be made under the 2001 plan is 18,000,000 ordinary shares (4,500,000 ADS equivalents). Awards may be made in ordinary shares or ADSs. As of June 30, 2006, no awards had been made under the 2001 plan.

2002 Outside Director Stock Compensation Plan

In October 2002, the shareholders approved the 2002 Outside Director Stock Compensation Plan which allows the Company to pay part of its outside (non-executive) directors’ compensation in shares. The total number of shares in respect of which awards may be made under the 2002 Plan are 2,000,000 ordinary shares or 500,000 ADS. For the fiscal years ended March 31, 2006 and 2005, 342,664 and 210,924 ordinary shares, respectively were issued under the 2002 Plan. As of June 30, 2006, 823,060 ordinary shares or 205,765 ADS had been issued under the 2002 Plan.

As of June 30, 2006, there were 44,525,924 ordinary shares (11,131,481 ADS equivalents) available to grant under all of the Company’s existing equity compensation plans. The Company is obligated under executive employment agreements to issue 1,000,000 ADS equivalent stock options during fiscal year 2007. In addition, under those agreements, there may be additional restricted stock issued.

Additional information with respect to all stock option plan activity during the three months ended June 30, 2006 was as follows in ADSs:

	Options	Weighted-average exercise price
Options outstanding at April 1	6,146	$3.78
Granted	—	—
Exercised	—	—
Forfeited	(519)	4.74

Options outstanding at June 30	5,627	3.69

Options exercisable at June 30	5,627	3.69

Shares available for issuance at June 30	6,337

The following table summarizes information about options outstanding at June 30, 2006.

	Outstanding Options			Exercisable Options
Price Range in dollars	Number of shares	Weighted average remaining contractual life (In Years)	Weighted average exercise price in dollars	Number of shares	Weighted average exercise price in dollars
$0.54 – $1.88	1,461	6.5	$1.30	1,461	$1.30
1.89 – 2.62	756	7.9	2.27	756	2.27
2.63 – 3.19	625	8.4	3.02	625	3.02
3.20 – 3.52	368	6.4	3.39	368	3.39
3.53 – 4.10	1,417	7.3	3.94	1,417	3.94
4.11 – 4.35	20	6.9	4.18	20	4.18
4.36 – 4.99	43	6.1	4.55	43	4.55
5.00 – 9.19	786	2.9	5.74	786	5.74
9.20 – 28.13	113	1.3	19.38	113	19.38
28.14 – 47.97	38	1.3	39.00	38	39.00

	5,627	6.5	$3.69	5,627	$3.69

The aggregate intrinsic value on all shares above was zero as the exercise price of the options was equal to or greater than the fair value of the common stock on the dates of grant.

SFAS 123 Assumptions and Fair Value

The fair value of options granted during the first three months of fiscal year 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0%
Expected volatility (1)	99.60%
Risk-free interest rate	3.87%
Expected life	5 years

(1)	Expected volatility is estimated using a five-year historical price volatility model

The weighted average fair value of ADSs at grant date for the first three months of fiscal year 2006 was $1.10. There were no new grants during the first three months of fiscal year 2007.

Exercise of options

Upon the exercise of options, new shares are issued in settlement of the exercise.

Note 3. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for Danka beginning April 1, 2007. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as a cumulative adjustment to beginning retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,
	2006	2005
Net earnings (loss)	$(11,834)	$(20,120)
Net foreign currency translation adjustment, net of taxes	6,685	(4,879)

Comprehensive income (loss)	$(5,149)	$(24,999)

Note 5. Restructuring Charges (Credits)

Fiscal Year 2007 Plan: In fiscal year 2007, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions, reduce sales and service personnel and exiting certain facilities. These charges were accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of these plans, the Company recorded an $11.9 million restructuring charge in the first three months of fiscal year 2007 consisting of $7.4 million relating to severance charges due to additional cost reduction efforts and $4.5 million in facility costs primarily related to the Company’s United States and Corporate headquarters in St. Petersburg, Florida. Cash outlays for severance and facilities during the period were $0.4 million and $0.1 million, respectively. The other non-cash changes of $0.1 million represent foreign currency adjustments.

The remaining liability of the 2007 Plan restructuring charge of $9.6 million and $1.9 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
Severance	$7,352	$(406)	$89	$7,035
Future lease obligations on facility closures	4,537	(90)	8	4,455

Total	$11,889	$(496)	$97	$11,490

2007 Plan Restructuring Severance Charge by Operating Segment:

	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$1,939	$(203)	$—	$1,736
Europe/Australia	5,376	(191)	89	5,274
Other(1)	37	(12)	—	25

Total	$7,352	$(406)	$89	$7,035

(1)	Includes corporate charges

2007 Plan Restructuring Facility Charge by Operating Segment:

	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$3,979	$—	$—	$3,979
Europe/Australia	558	(90)	8	476

Total	$4,537	$(90)	$8	$4,455

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded a $15.2 million and $0.3 million restructuring charge related to severance and facilities, respectively in fiscal year 2005. The severance charges were offset by a reduction of $3.3 million due to favorable severance negotiations and employee attrition. During fiscal year 2006, the Company recorded an additional charge of $10.6 million and $1.4 million relating to severance and facilities, respectively, due to continued reduction efforts.

The Company recorded a $0.6 million restructuring charge in fiscal year 2007 primarily relating to facility costs. Cash outlays for severance and facilities during the year were $2.3 million and $0.3 million, respectively. The other non-cash changes of $0.2 million represent foreign currency adjustments.

The remaining liability of the 2005 Plan restructuring charge of $3.8 million and $5.2 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
Severance	$22,489	$9,594	$(48)	$(2,290)	$292	$7,548
Future lease obligations on facility closures	1,689	1,117	650	(250)	(48)	1,469

Total	$24,178	$10,711	$602	$(2,540)	$244	$9,017

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$6,562	$1,556	$52	$(1,263)	$—	$345
Europe/Australia	15,927	8,038	(100)	(1,027)	292	7,203

Total	$22,489	$9,594	$(48)	$(2,290)	$292	$7,548

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$868	$586	$24	$(131)	$—	$479
Europe/Australia	821	531	626	(119)	(48)	990

Total	$1,689	$1,117	$650	$(250)	$(48)	$1,469

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

As part of these plans, the Company recorded a $47.3 million restructuring charge in fiscal year 2004 that included $24.1 million related to severance for employees and $23.2 million related to future lease obligations for facilities that were vacated by March 31, 2004. The fiscal year 2004 restructuring charge was partially offset by a $0.6 million reversal of prior years’ restructuring charges. The Company reversed $2.0 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its United States and Europe/Australia segments, and a change in restructuring plans in Europe/Australia due to improved performance in certain markets partially offset by a higher estimate of facility charges in the United States due to its inability to sublease the facilities. During fiscal year 2006, the Company reversed $0.3 million of severance costs due to employee attrition. In addition, the company incurred $0.9 million of facility charges as a result of broker commissions paid in the United States due to the sublease of certain facilities.

Cash outlays for employee severance and facilities during fiscal year 2007 were $0.1 million and $0.5 million, respectively. In addition, the Company reversed $0.1 million of facility costs during the period due to the early termination of lease agreements.

The remaining liability of the 2004 Plan restructuring charge of $3.4 million and $2.5 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
Severance	$19,320	$497	$—	$(128)	$2	371
Future lease obligations on facility closures	25,985	6,104	(140)	(459)	11	5,516

Total	$45,305	$6,601	$(140)	$(587)	$13	$5,887

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$5,699	$—	$—	$—	$—	$—
Europe/Australia	13,573	497	—	(128)	2	371
Other (1)	48	—	—	—	—	—

Total	$19,320	$497	$—	$(128)	$2	$371

(2)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$15,555	$2,719	$34	$(318)	$—	$2,435
Europe/Australia	5,985	3,385	(174)	(141)	11	3,081
Other (1)	4,445	—	—	—	—	—

Total	$25,985	$6,104	$(140)	$(459)	$11	$5,516

(1)	Includes corporate charges

Note 6. Discontinued Operations and Assets and Liabilities Held For Sale

In September 2005, the Company sold the shares of its business units in Central and South America for a purchase price of $10.0 million in cash. The operating activities of the business units in Central and South America have been reported as discontinued operations and the consolidated condensed financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for the Central and South America business units is set forth below:

	Three months ended June 30,
	2006	2005
Revenues	$—	$7,669
Net earnings (loss) from discontinued operations, net of tax	—	(792)
Provision for income taxes on discontinued operations	—	(253)

The loss on the sale of discontinued operations includes a write off of currency translation adjustments of $19.9 million.

In June 2005, the Company sold the shares of its Canadian business unit, Danka Canada, Inc. to Pitney Bowes of Canada, LTD., a subsidiary of Pitney Bowes, Inc. for a purchase price of $14.0 million in cash. The operating activities of Danka Canada, Inc. have been reported as discontinued operations and the consolidated condensed financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for Danka Canada, Inc. is set forth below:

	Three months ended June 30,
	2006	2005
Revenues	$—	$9,407
Net earnings (loss) from discontinued operations	(263)	(711)
Income tax benefit on discontinued operations	—	—
Gain (loss) on sale of discontinued operations, net of tax of nil	—	(321)

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

Note 7. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the number of ADSs shown in the table below are not included in the computation of diluted earnings per share for the first three months ended June 30, 2006 and 2005, because they are anti-dilutive. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the three months ended June 30, 2006 and 2005, because they are anti-dilutive. The total number of outstanding shares related to stock options (all of which are anti-dilutive) was 5.6 million and 7.1 million at June 30, 2006 and 2005, respectively.

	Three months ended June 30,
	2006	2005
Potential ADSs issuance from:
6.5% senior convertible participating shares	26,288	24,645
Stock options	58	277

Note 8. Segment Reporting

The Company is organized into two reporting segments, United States and Europe/Australia. Danka’s United States and Europe/Australia segments provide office imaging equipment, document solutions and related services and supplies on a direct basis to retail customers. The Company’s Europe/Australia segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. The Company’s management relies on an internal management reporting process that provides segment revenue and operating earnings. Management believes that this is an appropriate measure of evaluating the operating performance of its segments.

The following tables present information about the Company’s segments.

Revenue, Gross profit and Operating earnings (loss) from continuing operations

	Three months ended June 30,
	2006	2005
Revenue
United States	$122,049	$138,328
Europe/Australia	138,156	154,250

Total Revenue	$260,205	$292,578

Gross profit
United States	$45,232	$51,027
Europe/Australia	42,659	47,295

Total Gross profit	$87,891	$98,322

Operating earnings (loss) from continuing operations
United States (1)	$3,181	$701
Europe/Australia(2)	(1,440)	(2,610)

Subtotal	1,741	(1,909)
Other (3)	(7,002)	(7,459)

Total Operating earnings (loss) from continuing operations	$(5,261)	$(9,368)

Interest expense
United States	$(85)	$(185)
Europe/Australia	(601)	(505)

Subtotal	(686)	(690)
Other (3)	(7,275)	(7,222)

Total Interest expense	$(7,961)	$(7,912)

(1)	Includes restructuring charges of $6.0 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively.
(2)	Includes restructuring charges of $6.3 million and $5.8 million for the three months ended June 30, 2006 and 2005, respectively.
(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses.

Approximately 53.1% of the Company’s revenue for the three months ended June 30, 2006 was generated outside the United States while approximately 52.7% of the company’s revenue was generated outside the United States during the three months ended June 30, 2005.

Capital Expenditures and Depreciation and Amortization

	Three months ended June 30,
	2006	2005
Capital Expenditures
United States	$1,448	$1,272
Europe/Australia	1,729	2,059

Subtotal	3,177	3,331
Other (1)	8	—

Total Capital Expenditures	$3,185	$3,331

Depreciation and Amortization
United States	$3,720	$5,003
Europe/Australia	1,959	2,443

Subtotal	5,679	7,446
Other (2)	321	355

Total Depreciation and Amortization	$6,000	$7,801

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	June 30, 2006	March 31, 2006
Assets
United States	$190,165	$204,400
Europe/Australia	354,504	338,076

Subtotal	544,669	542,476
Other (1)	82,244	86,316

Total Assets	$626,913	$628,792

Long-lived Assets (2)
United States	$87,250	$92,011
Europe/Australia	134,960	127,015

Subtotal	222,210	219,026
Other (1)	56,071	57,197

Total Long-lived Assets	$278,281	$276,223

(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

Note 9. Debt

Debt consists of the following as of June 30, 2006 and March 31, 2006:

	June 30, 2006	March 31, 2006
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	2,075	2,490
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 2 years	11,433	10,434

Total debt and notes payable	253,028	252,444
Less unamortized discount on senior notes	(2,713)	(2,847)

Total debt and notes payable less unamortized discount	250,315	249,597
Less current maturities of long-term debt and notes payable	(12,287)	(11,516)

Long-term debt and notes payable, less current maturities	$238,028	$238,081

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

If, for any fiscal year commencing with the fiscal year ended March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, the Company will be required to make an offer in cash to holders of the senior notes to use 50% of such excess cash flow to purchase their senior notes at 101% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. No such payment has been required to date.

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The unamortized balance of these costs as of June 30, 2006 was $4.1 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The unamortized balance of the discount as of June 30, 2006 was $2.7 million.

The Company has a credit facility which expires on January 4, 2008 with Bank of America, who acquired Fleet Capital Corporation, (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires the Company to keep $5.0 million of cash in an operating account. As of June 30, 2006, the borrowing base for the credit facility was $36.1 million and the Company had $11.0 million of borrowings under the Fleet Credit Facility. These amounts are included in “Current maturities of long-term debt and notes payable” on the consolidated condensed balance sheet. The borrowing base fluctuates each month and is generally highest at the end of a quarter.

The Company incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and is amortizing these costs over the remaining term of the credit facility. The unamortized balance of these costs as of June 30, 2006 was $0.4 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN AMRO. On November 2, 2004, this agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $15.1 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of the Company’s Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.4 million).

On January 1, 2006, the Company opened a replacement letter of credit facility with ABN AMRO in favor of Ricoh in the amount of Euro 11.8 million (U.S. $15.1 million) that is fully cash collateralized and will expire on September 30, 2006. This agreement can be renewed. The Company is currently working with several banks to obtain financing for this letter of credit.

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

Note 11. Income Taxes

The Company recorded an income tax benefit of $1.4 million in the first three months of fiscal year 2007 compared with a provision of $1.0 million in the prior year period. The income tax benefit for the three month period resulted primarily from the reversal of valuation allowances on deferred tax assets in Belgium and Spain offset by minimum taxes in certain other jurisdictions. The income tax provision for the prior year period resulted from minimum taxes for certain jurisdictions and an increase in accruals for tax audit contingencies.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at June 30, 2006 and 2005 in most jurisdictions and therefore a valuation allowance has been recorded to reserve a portion of its deferred tax assets at June 30, 2006 and 2005 in these jurisdictions.

Note 12. Subsequent Event

On July 7, 2006, the Company announced the sale of all the shares of its business unit in Australia for a purchase price of $12.6 million in cash. The following represents the Australian business unit’s carrying amounts of the major classes of assets and liabilities at June 30, 2006:

June 30, 2006 Carrying Amount
Assets
Cash and cash equivalents	$2,511
Accounts receivable, net	6,213
Inventory	4,153
Prepaid expenses, deferred income taxes and other current assets	164
Property and equipment, net	777

$13,818

Liabilities
Accounts payable	$5,091
Accrued expenses and other current liabilities	3,362
Taxes payable	131
Deferred revenue	1,688
Deferred income taxes and other long-term liabilities	405

$10,677

Note 13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s Australian subsidiaries, a Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is the primary United Kingdom operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). All subsidiaries are 100% owned by the Company. The Subsidiary Guarantors generated 58.8% and 59.4% of the Company’s total revenue during the first three months of fiscal years 2007 and 2006, respectively.

Supplemental Consolidating Statement of Operations

For the Three Months Ended June 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$60,767	$31,313	$—	$92,080
Retail service	—	75,765	48,846	—	124,611
Retail supplies and rentals	—	16,456	3,396	—	19,852
Wholesale	—	—	23,662	—	23,662

Total revenue	—	152,988	107,217	—	260,205

Cost of sales:

Retail equipment and related sales costs	—	42,269	20,874	—	63,143
Retail service costs	—	46,084	32,268	—	78,352
Retail supplies and rental costs, including depreciation on rental assets	—	10,026	1,264	—	11,290
Wholesale costs	—	—	19,529	—	19,529

Total cost of sales	—	98,379	73,935	—	172,314

Gross profit	—	54,609	33,282	—	87,891

Operating expenses:

Selling, general and administrative expenses	1,043	48,179	29,611	—	78,833
Restructuring charges	12	6,590	5,749	—	12,351
Loss on sale of subsidiary	—	2,507	—	—	2,507
Equity (income) loss	(8,848)	(362)	(3,029)	12,239	—
Other expense (income)	27,863	(14,860)	(13,542)	—	(539)

Total operating expenses	20,070	42,054	18,789	12,239	93,152

Operating earnings (loss) from continuing operations	(20,070)	12,555	14,493	(12,239)	(5,261)

Interest expense	(18,728)	(2,748)	(27,630)	41,145	(7,961)
Interest income	26,964	3,093	11,301	(41,145)	213

Earnings (loss) from continuing operations before income taxes	(11,834)	12,900	(1,836)	(12,239)	(13,009)
Provision (benefit) for income taxes	—	99	(1,537)	—	(1,438)

Earnings (loss) from continuing operations	(11,834)	12,801	(299)	(12,239)	(11,571)
Earnings (loss) from discontinued operations, net of tax	—	(263)	—	—	(263)

Net earnings (loss)	$(11,834)	$12,538	$(299)	$(12,239)	$(11,834)

Supplemental Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$73,402	$40,650	$—	$114,052
Retail service	—	82,472	49,833	—	132,305
Retail supplies and rentals	—	17,914	4,334	—	22,248
Wholesale	—	—	23,973	—	23,973

Total revenue	—	173,788	118,790	—	292,578

Cost of sales:

Retail equipment and related sales costs	—	49,272	28,442	—	77,714
Retail service costs	—	51,073	32,464	—	83,537
Retail supplies and rental costs, including depreciation on rental assets	—	11,382	2,032	—	13,414
Wholesale costs	—	—	19,591	—	19,591

Total cost of sales	—	111,727	82,529	—	194,256

Gross profit	—	62,061	36,261		98,322

Operating expenses:

Selling, general and administrative expenses	1,197	69,317	32,398	—	102,912
Restructuring charges	—	872	5,215	—	6,087
Equity (income) loss	25,704	17,116	10,538	(53,358)	—
Other (income) expense	522	(1,783)	(48)	—	(1,309)

Total operating expenses	27,423	85,522	48,103	(53,358)	107,690

Operating earnings (loss) from continuing operations	(27,423)	(23,461)	(11,842)	53,358	(9,368)

Interest expense	(6,784)	(6,830)	(17,649)	23,351	(7,912)
Interest income	14,087	7,223	2,041	(23,351)	—

Earnings (loss) from continuing operations before income taxes	(20,120)	(23,068)	(27,450)	53,358	(17,280)
Provision (benefit) for income taxes	—	986	30	—	1,016

Earnings (loss) from continuing operations	(20,120)	(24,054)	(27,480)	53,358	(18,296)

Earnings (loss) from discontinued operations, net of tax	—	(1,658)	155	—	(1,503)
Loss on sale of operations, net of tax	—	(321)	—	—	(321)

Net earnings (loss)	$(20,120)	$(26,033)	$(27,325)	$53,358	$(20,120)

Supplemental Consolidating Balance Sheet Information

As of June 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$604	$22,497	$17,364	$—	$40,465
Restricted cash	—	6,205	15,080	—	21,285
Accounts receivable, net	—	87,108	102,167	—	189,275
Inventories	—	42,668	44,065	—	86,733
Due (to)/from affiliates	(514,094)	476,336	37,745	13	—
Prepaid expenses, deferred income taxes and other current assets	51	5,212	5,611	—	10,874

Total current assets	(513,439)	640,026	222,032	13	348,632
Equipment on operating leases, net	—	7,224	4,556	—	11,780
Property and equipment, net	21	30,580	4,566	—	35,167
Goodwill	—	128,055	83,129	—	211,184
Other intangible assets, net	—	629	—	—	629
Investment in subsidiaries	759,294	(55,076)	642,563	(1,346,781)	—
Deferred income taxes	—	—	1,373	—	1,373
Other assets	4,118	10,387	3,643	—	18,148

Total assets	$249,994	$761,825	$961,862	$(1,346,768)	$626,913

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$12,073	$214	$—	$12,287
Accounts payable	377	91,292	79,931	—	171,600
Accrued expenses and other current liabilities	4,061	43,067	39,493	—	86,621
Taxes payable	218	12,239	11,275	—	23,732
Deferred revenue	—	18,066	15,262	—	33,328

Total current liabilities	4,656	176,737	146,175		327,568
Long-term debt and notes payables, less current maturities	236,807	1,174	47	—	238,028
Deferred income taxes and other long-term liabilities	—	26,954	25,832	—	52,786

Total liabilities	241,463	204,865	172,054	—	618,382
6.5% convertible participating shares	327,147	—	—	—	327,147
Total shareholders’ equity (deficit)	(318,616)	556,960	789,808	(1,346,768)	(318,616)

Total liabilities & shareholders’ equity (deficit)	$249,994	$761,825	$961,862	$(1,346,768)	$626,913

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2006

(in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$4,619	$22,512	$27,337	$—	$54,468
Restricted cash	—	6,205	14,324	—	20,529
Accounts receivable, net	—	92,997	96,357	—	189,354
Inventories	—	43,874	36,093	—	79,967
Due (to)/from affiliate	(513,135)	464,429	48,706	—	—
Prepaid expenses, deferred income taxes and other current assets	29	3,437	4,785	—	8,251

Total current assets	(508,487)	633,454	227,602	—	352,569
Equipment on operating leases, net	—	7,846	4,292	—	12,138
Property and equipment, net	16	32,428	4,654	—	37,098
Goodwill, net	—	127,019	79,155	—	206,174
Other intangible assets, net	—	1,861	—	—	1,861
Investment in subsidiaries	765,257	(55,438)	639,534	(1,349,353)	—
Deferred income taxes	—	—	87	—	87
Other assets	4,385	12,482	1,998	—	18,865

Total assets	$261,171	$759,652	$957,322	$(1,349,353)	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$11,265	$251	$—	$11,516
Accounts payable	434	97,730	67,503	—	165,667
Accrued expenses and other current liabilities	10,193	49,216	34,235	—	93,644
Taxes Payable	190	11,356	9,701	—	21,247
Deferred revenue	—	18,580	14,447	—	33,027

Total current liabilities	10,817	188,147	126,137	—	325,101
Long-term debt and notes payable, less current maturities	236,673	1,330	78	—	238,081
Deferred income taxes and other long-term liabilities	—	27,342	24,587	—	51,929

Total liabilities	247,490	216,819	150,802	—	615,111
6.5% convertible participating shares	321,541	—	—	—	321,541
Total shareholder’s equity (deficit)	(307,860)	542,833	806,520	(1,349,353)	(307,860)

Total liabilities & shareholders’ equity (deficit)	$261,171	$759,652	$957,322	$(1,349,353)	$628,792

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended June 30, 2006

(in thousands)

(Unaudited)

	Three Months Ended June 30, 2006
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash (used in) provided by operating activities	$(4,015)	$1,151	$(11,277)	$(14,141)

Investing activities
Capital expenditures	—	(2,017)	(1,168)	(3,185)
Proceeds from sale of property and equipment	—	23	—	23

Net cash used in continuing investing activities	—	(1,994)	(1,168)	(3,162)

Financing activities
Net borrowings (payments) of debt	—	648	(85)	563

Net cash provided by (used in) continuing financing activities	—	648	(85)	563

Effect of exchange rates on cash	—	180	2,557	2,737

Net decrease in cash and cash equivalents	(4,015)	(15)	(9,973)	(14,003)
Cash and cash equivalents from continuing operations, beginning of period	4,619	22,512	27,337	54,468

Cash and cash equivalents, end of period	$604	$22,497	$17,364	$40,465

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended June 30, 2005

(in thousands)

(Unaudited)

	Three Months Ended June 30, 2005
	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash used in continuing operations	$(9,329)	$(1,856)	$(1,460)	$(12,645)
Net cash provided by (used in) discontinued operations	—	1,268	(1,803)	(535)

Net cash used in operating activities	(9,329)	(588)	(3,263)	(13,180)

Investing activities
Capital expenditures	—	(1,583)	(1,748)	(3,331)
Proceeds from sale of discontinued operations, net of cash	—	11,972	—	11,972
Proceeds from sale of property and equipment	—	78	6	84

Net cash provided by (used in) continuing investing activities	—	10,467	(1,742)	8,725
Net cash used in discontinued investing activities	—	(101)	(225)	(326)

Net cash provided by (used in) investing activities	—	10,366	(1,967)	8,399

Financing activities
Net (payments) borrowings of debt	—	(326)	280	(46)
Proceeds from stock options exercised	16	—	—	16

Net cash provided by (used in) continuing financing activities	16	(326)	280	(30)
Net cash used in discontinuing financing activities	—	—	(25)	(25)

Net cash provided by (used in) financing activities	16	(326)	255	(55)

Effect of exchange rates on cash	—	(207)	(2,886)	(3,093)

Net (decrease) increase in cash and cash equivalents	(9,313)	9,245	(7,861)	(7,929)
Cash and cash equivalents from continuing operations, beginning of period	9,989	25,313	41,667	76,969
Cash and cash equivalents from discontinued operations, beginning of period	—	352	5,839	6,191
Cash and cash equivalents from discontinued operations, end of period	—	—	(4,747)	(4,747)

Cash and cash equivalents, end of period	$676	$34,910	$34,898	$70,484

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:

•	Danka Australasia Pty Limited, Danka Australia Pty Limited, Danka Tower Pty Ltd, Danka Distributors Pty Ltd, Danka Datakey Pty Ltd, Datakey Alcatel Pty. Ltd. and Danka Systems Pty Limited, representing all of our Australian Subsidiaries;

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka United Kingdom Plc, our primary United Kingdom operating subsidiary, and Danka Services International Ltd., a United Kingdom subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our United States Subsidiaries other than certain dormant entities.

(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Based on revenue, Danka Business Systems PLC (also referred to herein as “Danka”, the “Company”, “we”, “us” or “our”) is one of the largest independent providers of print products and services in the United States and Europe. We provide comprehensive document solutions that include office imaging equipment, document related software, related services and supplies that assist our customers with the management of their output requirements. These solutions are designed to improve business processes, reduce costs and increase productivity. We offer a broad selection of digital office imaging products including copiers, multi-function peripherals (“MFPs”), facsimile machines and printers that we integrate with an open architecture portfolio of software that has been carefully selected and rigorously tested for optimum performance. We also provide a wide range of contract services, including professional and consulting services, equipment maintenance, supplies, leasing arrangements, technical support and training primarily on the installed base of equipment created by our retail equipment and related sales.

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

Our strategy to accomplish our mission is to:

•	enhance customer relationships and make every customer a reference;

•	grow revenues by providing value-added and cost-driven product solutions and services;

•	optimize our internal processes and systems and reduce the opportunity for errors;

•	maximize free cash flow generation and reduce net debt; and

•	maximize return for our stakeholders.

We currently operate in over 15 countries. Our reportable segments are the United States and Europe/Australia, which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of the operations in certain countries in light of uncertain conditions. Based on these evaluations, we sold our operations in Canada and Central and South America during fiscal year 2006. As discussed in Note 12. “Subsequent Event” to the consolidated condensed financial statements, on July 7, 2006, we announced the sale of all the shares of our business unit in Australia. Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities and we may also be required to realize cumulative translation losses and minimum pension liabilities that would reduce our earnings, all or any of which may have a material impact on our operating results.

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

Allowance for Doubtful Accounts—We provide allowances for doubtful accounts and allowances for billing disputes and inaccuracies on our accounts receivable as follows:

•	Allowances for doubtful accounts: Generally credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that we consider in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions.

•	Allowances for billing disputes and inaccuracies: Because of the difficulties we experience in accurately recording the number of copies made by customers, entering contract information into our system and timely identifying and correcting billing errors, we reduce revenue for an estimate of future credits that will be issued for billing disputes and billing inaccuracies at the time of sale. These estimates are established based on our historical experience of write-offs and credits issued for billing disputes and inaccuracies and are influenced by a number of considerations.

The following table summarizes our net accounts receivable:

	June 30, 2006	March 31, 2006
Accounts receivable, gross	$224,899	$224,445
Allowance for doubtful accounts	(35,624)	(35,091)

Accounts receivable, net	$189,275	$189,354

Allowance for doubtful accounts as a % of gross accounts receivable	15.8%	15.6%

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

Revenue Recognition—We generally have agreements to provide product maintenance services for the equipment that we sell or lease to customers. We follow the guidance in the Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), as modified for the impact of higher level accounting literature, to allocate revenue received between the two deliverables in the arrangement – the equipment and the product maintenance services. For arrangements in which the product maintenance services meet the definition in the Financial Accounting Standards Board (“FASB”) Technical Bulletin (“TB”) No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“TB 90-1”), of a separately priced product maintenance contract, revenue equal to the amount paid by the customer to obtain the product maintenance services is allocated to the separately priced maintenance agreement, with the remainder of the revenue allocated to the equipment (or operating lease payments for use of the equipment). For arrangements in which the product maintenance services do not meet the definition in TB 90-1 of a separately priced product maintenance contract, but the revenue recognized related to the equipment is governed by FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), revenue is allocated between the equipment (or operating lease payments for use of the equipment) and product maintenance services on a relative fair value basis using our best estimate of fair value of the equipment (or operating lease payments for use of the equipment) and of the product maintenance services.

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

We sell equipment with embedded software to our customers. The embedded software is not sold separately, is not a significant focus of the marketing effort, and we do not provide post contract customer support specific to the software or incur significant costs that are within the scope of FASB Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that FASB Statement of Position No. 97-2, “Software Revenue Recognition” (“SFAS 97-2”), is not applicable. Revenue from the sales of equipment subject to an operating lease, or of equipment that is leased by or intended to be leased by the purchaser to another party, and sales-type leases is recognized in accordance with SFAS 13. Revenue from all other sales of equipment is recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).

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

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies, rental and wholesale costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $4.8 million and $6.9 million for the first three months of fiscal years 2007 and 2006, respectively.

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

Deferred Income Taxes—As part of the process of preparing our consolidated financial statements, we have to determine our income and corporation taxes in each of the taxing jurisdictions in which we operate. This process involves determining our actual current tax expense and loss carryforwards together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing of recognition of revenues and expenses for tax and accounting purposes. These differences and loss carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets in most jurisdictions at June 30, 2006. Consequently, we have a valuation allowance against net deferred tax assets in most jurisdictions at June 30, 2006.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $211.2 million as of June 30, 2006. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

Goodwill was reviewed for possible impairment during each of the fourth quarter of our fiscal year 2006 in accordance with SFAS 142. In performing our impairment testing, we engaged an independent appraisal company to assist in the valuation of our reporting units. The fair values of the reporting units were determined using a combination of a discounted cash flow model and a guideline company method using valuation multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the analysis at January 1, 2006, management determined that no impairment charge was needed for fiscal year 2006.

Accounting for Stock Based Compensation— Effective April 1, 2006, we adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method to account for our employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under SFAS 123R. Prior period results are not restated. Since all options were fully vested on April 1, 2006 and no new options were granted during the first three months of fiscal year 2007, the adoption of SFAS 123R had no impact on net income or earnings per share. See Note 2. “Interim Period Stock Compensation Disclosures” to the consolidated condensed financial statements for disclosures related to stock-based compensation.

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

Controls and Procedures

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. Based upon this assessment and as more fully explained in Item 4 - Controls and Procedures, management identified a material weakness in our internal control over financial reporting as of March 31, 2006 related to our revenue and billing process in the United States. During the testing phase, management began developing remediation plans and is in the process of finalizing those plans. Once remediation plans are finalized, timelines (where determinable) will be established to complete those plans.

Financial Condition

	June 30, 2006		March 31, 2006
Total assets	$626,913		$628,792
Total liabilities	$618,382		$615,111
Working capital	$21,064		$27,468
Liabilities to liabilities and capital	99%		98%
Inventory turnover ratio	4	x	5	x

Total assets as of June 30, 2006 decreased $1.9 million or $0.3% compared to March 31, 2006. This decrease primarily was the result of a decrease in cash used to fund operations offset, in part, by an increase in inventory purchases.

Total liabilities increased $3.3 million from March 31, 2006, or 0.5%. This increase was the result of additional borrowings on our Fleet Credit Facility and an increase in accounts payable of $5.9 million due to inventory purchases. Theses increases were offset by the reduction of accrued expenses due to the payout of accrued restructuring costs and professional fees.

Working capital, defined as current assets less current liabilities, decreased $6.4 million from March 31, 2006 primarily resulting from the use of cash to fund operations.

Liabilities to liabilities and capital remained stable at June 30, 2006 compared to March 31, 2006.

For the period ending June 30, 2006, our annualized inventory turnover ratio decreased to 4x from 5x at March 31, 2006 due to increased inventory purchases at the end of the period and lower cost of sales due to decreased revenue.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated condensed statements of operations:

	Three months ended June 30,
	2006	2005
Revenue:
Retail equipment and related sales	35.4%	39.0%
Retail service	47.9	45.2
Retail supplies and rentals	7.6	7.6
Wholesale	9.1	8.2

Total revenue	100.0	100.0
Cost of sales	66.2	66.4

Gross profit	33.8	33.6

Selling, general and administrative expenses	30.3	35.2
Restructuring charges	4.7	2.1
Loss on sale of subsidiary	1.0	0.0
Other expense (income)	(0.2)	(0.5)

Operating earnings (loss) from continuing operations	(2.0)	(3.2)
Interest expense	(3.1)	(2.7)
Interest income	0.1	0.0

Earnings (loss) from continuing operations before income taxes	(5.0)	(5.9)
Provision (benefit) for income taxes	(.5)	0.4

Net earnings (loss) from continuing operations	(4.5)%	(6.3)%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended June 30,
	2006	2005
Retail equipment and related sales	(19.3)%	20.0%
Retail service	(5.8)	(12.0)
Retail supplies and rentals	(10.8)	(8.1)
Wholesale	(1.3)	0.3
Total revenue	(11.1)%	(0.3)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Three months ended June 30,
	2006	2005
Retail equipment and related sales	31.4%	31.9%
Retail service	37.1	36.9
Retail supplies and rentals	43.1	39.7
Wholesale	17.5	18.3
Total gross margin	33.8%	33.6%

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss) from continuing operations, interest expense, capital expenditures, depreciation-amortization assets and long-lived assets for each of our operating segments from continuing operations:

Revenue, Gross profit and Operating earnings (loss) from continuing operations

	Three months ended June 30,
	2006	2005
Revenue
United States	$122,049	$138,328
Europe/Australia	138,156	154,250

Total Revenue	$260,205	$292,578

Gross profit
United States	$45,232	$51,027
Europe/Australia	42,659	47,295

Total Gross profit	$87,891	$98,322

Operating earnings (loss) from continuing operations
United States(1)	$3,181	$701
Europe/Australia(2)	(1,440)	(2,610)

Subtotal	1,741	(1,909)
Other (3)	(7,002)	(7,459)

Total Operating earnings (loss) from continuing operations	$(5,261)	$(9,368)

Interest expense
United States	$(85)	$(185)
Europe/Australia	(601)	(505)

Subtotal	(686)	(690)
Other (3)	(7,275)	(7,222)

Total Interest expense	$(7,961)	$(7,912)

(1)	Includes restructuring charges of $6.0 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively.
(2)	Includes restructuring charges of $6.3 million and $5.8 million for the three months ended June 30, 2006 and 2005, respectively.
(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses.

Approximately 53.1% of our revenue for the three months ended June 30, 2006 was generated outside the United States while approximately 52.7% of our revenue was generated outside the United States during the year-ago period.

Capital Expenditures and Depreciation and Amortization

	Three months ended June 30,
	2006	2005
Capital Expenditures
United States	$1,448	$1,272
Europe/Australia	1,729	2,059

Subtotal	3,177	3,331
Other (1)	8	—

Total Capital Expenditures	$3,185	$3,331

Depreciation and Amortization
United States	$3,720	$5,003
Europe/Australia	1,959	2,443

Subtotal	5,679	7,446
Other (2)	321	355

Total Depreciation and Amortization	$6,000	$7,801

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	June 30, 2006	March 31, 2006
Assets
United States	$190,165	$204,400
Europe/Australia	354,504	338,076

Subtotal	544,669	542,476
Other (1)	82,244	86,316

Total Assets	$626,913	$628,792

Long-lived Assets (2)
United States	$87,250	$92,011
Europe/Australia	134,960	127,015

Subtotal	222,210	219,026
Other (1)	56,071	57,197

Total Long-lived Assets	$278,281	$276,223

(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Three months ended June 30,
	2006	2005
United States	(11.8)%	(4.6)%
Europe/Australia	(10.4)	3.9

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Three months ended June 30,
	2006	2005
Gross profit margin
United States	37.1%	36.9%
Europe/Australia	30.9	30.7
Operating earnings (loss) margin from continuing operations
United States	2.6%	0.5%
Europe/Australia	(1.0)	(1.7)

Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005

Revenue

Revenue includes customer purchases of office peripherals; professional, consulting and maintenance services; supplies; software and related support products; and leasing arrangements. For the three months ended June 30, 2006, our revenue decreased by $32.4 million or 11.1% from the three months ended June 30, 2005, with the United States segment decreasing $16.3 million or 11.8% and Europe/Australia decreasing $16.1 million or 10.4%. Our retail equipment and related sales declined due to increased pricing pressures and a planned worldwide reduction in sales force. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures.

Our revenue for the three months ended June 30, 2006 was negatively impacted by $1.5 million of foreign currency movement. During the quarter, 46.9% of our total revenue was generated by our United States segment and 53.1% by our Europe/Australia segment, compared to 47.3% and 52.7%, respectively, during the three months ended June 30, 2005.

Retail equipment and related sales for the three months ended June 30, 2006 decreased by $22.0 million or 19.3% to $92.1 million compared to the prior period. The United States decreased $10.2 million or 16.8% primarily due to continued pricing pressures and a decrease in sales headcount year over year due to a realignment of our sales force towards a more market-based approach. Our intention is to add sales headcount in markets to strategically increase our retail equipment and related sales revenue during the remainder of the fiscal year.

Retail equipment and related sales revenue in the Europe/Australia segment was down $11.8 million or 22.1%. This decrease was the result of continued pricing pressures as new entrants and existing providers compete for product placement and a planned decrease in sales headcount.

Retail service revenue declined by $7.7 million or 5.8% to $124.6 million due largely to the factors discussed above. The United States segment was down $5.8 million or 8.5%. This decrease in the United States segment was also a direct result of lower average per copy charges. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts entered into.

Retail service revenue in the Europe/Australia segment was down $1.9 million or 3.0%. In Germany, France, the Netherlands and the United Kingdom, we are faced with declines in per copy charges related to the transition from analog and early digital devices to more current models.

Retail supplies and rental revenue declined by $2.4 million or 10.8% to $19.9 million in the three months ended June 30, 2006 with the United States segment down $0.3 million or 3.4%. This decline was primarily due to non-investment in rental equipment.

Retail supplies and rental revenue in the Europe/Australia segment was down $2.1 million or 15.8%. The decrease in supplies is a result of pricing pressures on supplies, particularly in the Untied Kingdom.

Wholesale revenue remained relatively stable at $23.7 million.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, increased slightly to 33.8% in the three months ended June 30, 2006 from 33.6% in the year-ago period. Our total gross profit decreased by $10.4 million due to decreased revenues. Of this total decrease, $0.5 million was due to foreign currency movements during the quarter. The gross profit margin for the United States segment increased to 37.1% from 36.9% and the Europe/Australia segment increased to 30.9% from 30.7% in the year-ago period.

Retail equipment and related sales margins decreased to 31.4% from 31.9% in the year-ago period. Margins increased in the Europe/Australia segment due to a favorable product mix. Retail equipment and related sales margins decreased in the United States due to a higher volume of product placed with state and local government agencies which typically generate lower margins.

Retail service margins increased to 37.1% from 36.9% in the year-ago period. In the United States, the margins increased to 40.8% from 39.5%, and in Europe/Australia the margins decreased to 33.3% from 34.0%. Generally, the overall increase in retail service margins was a direct result of lower service costs due to the planned decrease in sales headcount.

Retail supplies and rental margins increased to 43.1% from 39.7% in the year-ago period. In the United States, the margin increased to 52.0% from 46.8% due to revenue recognized on rental equipment on contracts with certain governmental customers. Due to delays in executing purchase orders by those customers, depreciation on the equipment was taken in prior periods, while the revenue was deferred.

Wholesale margins decreased to 17.5% from 18.3% in the year-ago period primarily due to increased pricing on supplies from vendors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year quarter decreased by $24.1 million or 23.4% from the year-ago period to $78.8 million from $102.9 million. This decline is primarily the direct result of headcount reductions worldwide and facility closures as a result of our restructuring activities in prior years. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment and related sales. Foreign currency movement decreased SG&A by $0.5 million or 0.5%. As a percentage of total revenue, SG&A expenses decreased to 30.3% in the current quarter from 35.2% in the three months ended June 30, 2005.

Restructuring Charges (Credits)

In fiscal year 2007, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. As part of these plans, in the three months ended June 30, 2006, we recorded an $11.9 million restructuring charge comprised of $7.4 million relating to severance charges in the United States and Europe/Australia due to additional cost reduction efforts and $4.5 million in facility costs primarily related to our United States and Corporate headquarters in St. Petersburg, Florida. In addition, we recorded an additional restructuring charge of $0.5 million relating to our fiscal year 2004 and 2005 plans. During the year-ago period, we recorded a restructuring charge of $6.6 million related to severance charges for our fiscal year 2005 plan offset by a reduction of $0.4 million relating to our fiscal year 2004 plan due to the employee attrition.

Loss on Sale of Subsidiary

During the current fiscal year quarter, we sold our interest in our wholly-owned subsidiary, Image One, resulting in a loss of $2.5 million.

Other (Income) Expense

Other income for the current fiscal year quarter included a gain of $0.5 million relating to the sale of certain customer contracts in Europe/Australia.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $5.3 million for the three months ended June 30, 2006 compared to a loss of $9.4 million in the prior year period. The reduction in the operating loss from continuing operations is principally due to the decreases in SG&A offset by lower sales, higher restructuring charges and the loss on the sale of subsidiary as discussed above.

Interest Expense and Interest Income

Interest expense remained relatively stable at $7.9 million while interest income increased by $0.2 million.

Income Taxes

We recorded an income tax benefit of $1.4 million in the three months ended June 30, 2006 compared to a tax expense of $1.0 million in the prior year period. The tax benefit during the current year quarter resulted from the reversal of valuation allowances previously recorded against deferred tax assets in Belgium and Spain offset by minimum taxes in certain other jurisdictions. The income tax expense in the prior period resulted from minimum taxes in certain jurisdictions and additional accruals for tax audit contingencies.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $11.6 million in the three months ended June 30, 2006 compared to a net loss from continuing operations of $18.3 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations attributable to common shareholders of $0.27 per ADS during the current period compared to a net loss from continuing operations of $0.37 per ADS in the year-ago period.

Exchange Rates

We operate in over 15 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 53.1% and 52.7% of our revenue in the three months ended June 30, 2006 and 2005, respectively, was generated outside the United States in our Europe/Australia segment.

In comparing the average exchange rates between the three months ended June 30, 2006 and the year-ago period, the euro currency and the British Sterling pound weakened against the dollar by approximately 0.2% and 1.6%, respectively. The change in exchange rates negatively impacted revenue in the quarter by approximately $1.5 million, decreased gross profit by $0.5 million and decreased SG&A by less than $0.5 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our inter-company loans at June 30, 2006, a change of 1.0% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of less than $0.1 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our subsidiaries outside the United States from local currencies to the United States dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first three months of fiscal years 2007 and 2006 as reported in our consolidated condensed statements of cash flows in the accompanying consolidated condensed financial statements:

	Three months ended June 30,
	2006	2005
Net cash used in operating activities	$(14,141)	$(12,645)
Net cash (used in) provided by investing activities	(3,162)	8,725
Net cash provided by (used in) financing activities	563	(30)
Effect of discontinued operations	—	558
Effect of exchange rates	2,737	(3,093)

Net decrease in cash	(14,003)	(6,485)
Cash and cash equivalents, beginning of period	54,468	76,969

Cash and cash equivalents, end of period	$40,465	$70,484

Cash flows

Our generation and use of cash is cyclical within a quarter. We generate a significant portion of our cash toward the end of each quarter when we typically conclude a large percentage of our retail equipment and related sales transactions. Our use of cash is more evenly spread over the quarter except for a much greater use of cash toward the beginning of the quarter, when we typically pay vendors for products sold toward the end of the quarter and for other services provided during the quarter.

In the first and third quarter of every fiscal year, we make combined interest payments of $12.8 million for the 10.0% subordinated notes and the 11.0% senior notes.

Generally cash provided by operations, cash on the balance sheet and our Fleet Credit Facility continue to be our primary sources of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities was $14.1 million and $12.6 million in the first three months of fiscal year 2007 and 2006, respectively. This slight increase in cash usage quarter over quarter was due to working capital movements.

Because of our operating losses, the continuing cash flows used in operations, interest payments on our debt and cash requirements for restructuring payments, liquidity was negatively impacted during the first three months of fiscal year 2007.

Our net cash flow used in investing activities was $3.2 million for the first three months of fiscal year 2007 compared to net cash provided by investing activities of $8.7 million for the first three months of fiscal year 2006. Cash provided by investing activities during the first three months of fiscal year 2006 resulted from cash generated by the sale of our Canadian subsidiary.

Our net cash flow provided by financing activities was $0.6 million during the period resulting from additional borrowings on our Fleet Credit Facility of $1.0 million offset by capital lease payments of $0.4 million.

We also have restricted cash of $21.3 million due to the cash collateralization of our lines of credit with Fleet and ABN Amro and of certain letters of credit with insurance companies. The ABN Amro letter of credit facility expired on December 31, 2005. As a result, beginning January 1, 2006, we were required to increase our cash collateralization of our letter of credit by Euro 6.8 million (U.S. $8.9 million). Our liquidity could also be impacted if our equipment vendors were to reduce existing lines of credit for the purchase of equipment.

We believe cash and cash equivalents on hand, together with the availability of our credit facility and our asset sale activity, are sufficient to fund our cash requirements for the next twelve months.

Restructuring Charges (credits)

Fiscal Year 2007 Plan: In fiscal year 2007, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded an $11.9 million restructuring charge in the first three months of fiscal year 2007 consisting of $7.4 million relating to severance charges due to additional cost reduction efforts and $4.5 million in facility costs primarily related to the Company’s United States and Corporate headquarters in St. Petersburg, Florida. Cash outlays for severance and facilities during the period were $0.4 million and $0.1 million, respectively. The other non-cash changes of $0.1 million represent foreign currency adjustments.

The remaining liability of the 2007 Plan restructuring charge of $9.6 million and $1.9 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
Severance	$7,352	$(406)	$89	$7,035
Future lease obligations on facility closures	4,537	(90)	8	4,455

Total	$11,889	$(496)	$97	$11,490

2007 Plan Restructuring Severance Charge by Operating Segment:

	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$1,939	$(203)	$—	$1,736
Europe/Australia	5,376	(191)	89	5,274
Other(1)	37	(12)	—	25

Total	$7,352	$(406)	$89	$7,035

(3)	Includes corporate charges

2007 Plan Restructuring Facility Charge by Operating Segment:

	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$3,979	$—	$—	$3,979
Europe/Australia	558	(90)	8	476

Total	$4,537	$(90)	$8	$4,455

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded a $15.2 million and $0.3 million restructuring charge related to severance and facilities, respectively in fiscal year 2005. The severance charges were offset by a reduction of $3.3 million due to favorable severance negotiations and employee attrition. During fiscal year 2007, the Company recorded an additional charge of $10.6 million and $1.4 million relating to severance and facilities, respectively, due to continued reduction efforts.

The Company recorded a $0.6 million restructuring charge in fiscal year 2007 primarily relating to facility costs. Cash outlays for severance and facilities during the year were $2.3 million and $0.3 million, respectively. The other non-cash changes of $0.2 million represent foreign currency adjustments.

The remaining liability of the 2005 Plan restructuring charge of $3.8 million and $5.2 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
Severance	$22,489	$9,594	$(48)	$(2,290)	$292	$7,548
Future lease obligations on facility closures	1,689	1,117	650	(250)	(48)	1,469

Total	$24,178	$10,711	$602	$(2,540)	$244	$9,017

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$6,562	$1,556	$52	$(1,263)	$—	$345
Europe/Australia	15,927	8,038	(100)	(1,027)	292	7,203

Total	$22,489	$9,594	$(48)	$(2,290)	$292	$7,548

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$868	$586	$24	$(131)	$—	$479
Europe/Australia	821	531	626	(119)	(48)	990

Total	$1,689	$1,117	$650	$(250)	$(48)	$1,469

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

As part of these plans, the Company recorded a $47.3 million restructuring charge in fiscal year 2004 that included $24.1 million related to severance for employees and $23.2 million related to future lease obligations for facilities that were vacated by March 31, 2004. The fiscal year 2004 restructuring charge was partially offset by a $0.6 million reversal of prior years’ restructuring charges. The Company reversed $2.0 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its United States and Europe/Australia segments, and a change in restructuring plans in Europe/Australia due to improved performance in certain markets partially offset by a higher estimate of facility charges in the United States due to its inability to sublease the facilities. During fiscal year 2006, the Company reversed $0.3 million of severance costs due to employee attrition. In addition, the company incurred $0.9 million of facility charges as a result of broker commissions paid in the United States due to the sublease of certain facilities.

Cash outlays for employee severance and facilities during fiscal year 2007 were $0.1 million and $0.5 million, respectively. In addition, the Company reversed $0.1 million of facility costs during the period due to the early termination of lease agreements.

The remaining liability of the 2004 Plan restructuring charge of $3.4 million and $2.5 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
Severance	$19,320	$497	$—	$(128)	$2	371
Future lease obligations on facility closures	25,985	6,104	(140)	(459)	11	5,516

Total	$45,305	$6,601	$(140)	$(587)	$13	$5,887

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$5,699	$—	$—	$—	$—	$—
Europe/Australia	13,573	497	—	(128)	2	371
Other (1)	48	—	—	—	—	—

Total	$19,320	$497	$—	$(128)	$2	$371

(4)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge to June 30, 2006	Cash Outlays	Other Non-Cash Changes	Reserve at June 30, 2006
United States	$15,555	$2,719	$34	$(318)	$—	$2,435
Europe/Australia	5,985	3,385	(174)	(141)	11	3,081
Other (1)	4,445	—	—	—	—	—

Total	$25,985	$6,104	$(140)	$(459)	$11	$5,516

(1)	Includes corporate charges

Long-Term Debt

The following table sets forth our future payments for our long-term debt:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	2,075	1,149	926
Other long-term obligations	11,433	11,138	295
Less unamortized discount	(2,713)	—	(2,713)

Total	$250,315	$12,287	$238,028

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

If, for any fiscal year commencing with the fiscal year ending March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50.0% of such excess cash flow to purchase their senior notes at 101.0% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. As of June 30, 2006 there has not been excess cash flow.

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The unamortized balance of these costs as of June 30, 2006 was $4.1 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The unamortized balance of the discount as of June 30, 2006 was $2.7 million.

We have a credit facility which expires on January 4, 2008, with Bank of America, who acquired Fleet Capital Corporation, (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or Three Months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires us to keep $5.0 million of cash in an operating account. As of June 30, 2006, the borrowing base for the credit facility was $36.1 million and we had $11.0 million of borrowings under the Fleet Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of the quarter.

We incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and are amortizing these costs over the remaining term of the credit facility. The unamortized balance of these costs as of June 30, 2006 was $0.4 million.

On December 31, 2003, we entered into a one year letter of credit facility with ABN. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.1 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.4 million).

On January 1, 2006, we opened a replacement letter of credit facility with ABN AMRO in favor of Ricoh in the amount of Euro 11.8 million (U.S. $15.1 million) that is fully cash collateralized and will expire on September 30, 2006. This agreement can be renewed. The Company is currently working with several bank to obtain financing for this letter of credit.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at June 30, 2006.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$175,000	$—
Long-term debt – 10.0% Notes	64,520	—	64,520	—	—
Capital lease obligations	2,075	1,149	926	—	—
Other long-term obligations	11,433	11,138	295	—	—
Restructuring payment obligations (1)	26,394	16,797	9,597	—	—
Operating lease obligations	72,207	18,064	24,172	11,956	18,015
Purchase obligations	57,268	56,983	264	21	—
Estimated pension obligations	30,407	1,963	3,267	2,500	22,677

Total contractual obligations	$439,304	$106,094	$103,041	$189,477	$40,692

(1)	Includes amounts as part of restructuring plans committed to by management.

The above table does not include interest payments of $3.2 million paid every six months on April 1 and October 1 on our 10.0% subordinated notes due April 1, 2008 or interest payments of $9.6 million paid every six months on June 15 and December 15 on our 11.0% senior notes due June 15, 2010.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares, or the participating shares, for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. In accordance with the terms of their issue, dividends were payable in the form of additional participating shares in the period through to December 2004. The terms of the issue of the senior notes due 2010 forbid the payment of cash dividends. Accordingly, dividends, which are cumulative, were paid in the form of additional participating shares from issuance to December 2004. At that time, we were obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which includes our credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The holders of the participating shares are, in general, entitled to appoint two directors to the board. In the event that the Company does not pay dividends in cash for six successive quarters following December 2004, they are entitled to appoint a further two directors until the time the Company has paid cash dividends on the participating shares for four successive quarters. As of the date of this filing, the holders of the participating shares have appointed two directors to the Company’s Board of Directors.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of June 30, 2006 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.4% of the total voting power of our capital stock which includes an additional 111,663 participating shares in respect of payment-in-kind dividends.

If, by December 17, 2010, we have not converted or otherwise redeemed the participating shares, we are required, subject to compliance with applicable laws and the instruments governing our indebtedness, and except as set out immediately following, to redeem all of the then outstanding participating shares. If we fail to do this, we must then redeem the maximum number of such shares that can then lawfully be redeemed, assuming that the liquidation value per participating share is at that time greater than the market value of the ordinary shares into which the participating shares are convertible. The amount to be paid on the redemption of each participating share in cash is the greater of (a) the then liquidation value or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. If the price set out in (b) above is applicable, we are permitted to convert the participating shares into the number of ordinary shares into which they are convertible instead of making the cash payment.

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the three months ended June 30, 2006 and 2005, we were not required to make any penalty payments to GECC.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for Danka beginning April 1, 2007. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as a cumulative adjustment to beginning retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our market risk is primarily limited to fluctuations in interest rates as they pertain to our borrowings under our credit facility, while the 11.0% senior notes and the 10.0% subordinated notes bear a fixed rate.

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

We also have a credit facility with Bank of America, who acquired Fleet Capital Corporation (the “Fleet Credit Facility”) that expires on January 4, 2008, to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sublimit for standby and documentary letters of credit. The Fleet Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon.

On December 31, 2003, we entered into a one year letter of credit facility with ABN AMRO. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.1 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.4 million).

On January 1, 2006, we opened a replacement letter of credit facility with ABN AMRO in favor of Ricoh in the amount of Euro 11.8 million (U.S. $15.1 million) that is fully cash collateralized and will expire on September 30, 2006. This agreement can be renewed. The Company is currently working with several banks to obtain financing for this letter of credit.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from Europe/Australia represented approximately 53.1% of our consolidated revenue during the first three months ended June 30, 2006. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into U.S. dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At June 30, 2006, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three month periods ended June 30, 2006 and 2005, there were no gains or losses included in our consolidated statements of operations on forward contracts and option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first three months of fiscal year 2007 were negatively impacted by a $1.5 million foreign currency movement, primarily due to the weakening of the euro and the British pound sterling versus the United States dollar quarter over quarter.

Changes in foreign exchange rates that have the largest impact on translating our international operating profits relate to the euro and the British pound versus the U.S. dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $1.4 million in the first three months of fiscal 2007, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weakness in our internal control over financial reporting identified during the fiscal year 2006 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate the material weakness that was identified at March 31, 2006, additional action is still required. To address the control weakness, the Company performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

Based on our assessment, management determined that, as of March 31, 2006, a material weakness related to the revenue and billing processes in the United States existed within our internal controls over financial reporting. Therefore management has determined that its internal control over financial reporting was ineffective. This material weakness related to (a) controls over the recording of copies made by customers in order to calculate service revenue, (b) controls over accurate input of contract information into our billing system in order to determine correct amounts to bill, (c) controls to timely identify and correct billing errors, including errors in sales taxes, (d) controls to determine the correct allocation for the provisions for billing disputes and inaccuracies and bad debt expense between revenue reductions and bad debt expense and (e) controls over ensuring that all criteria necessary to recognize revenue have been met prior to recognizing revenue. This material weakness also existed as of March 31, 2005 and was disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the “2005 Form 10-K”).

The deficiency described above was characterized as a material weakness in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company’s interim or annual financial statements could occur. However, the internal control weaknesses identified by management did not cause a material misstatement or have an adverse impact to the Company’s financial position, results of operations or control environment as of and for the three months ended June 30, 2006.

Planned Remediation Efforts to Address Material Weakness

We have begun planning and implementing changes to our processes to improve our internal control over financial reporting, remediate the identified deficiency and to establish adequate disclosure controls and internal controls over financial reporting as soon as reasonably practicable. The following are among the steps we have taken, or intend to take, to remediate the material weakness identified as of March 31, 2006:

•	restructure order processing personnel under the leadership of the finance department in order to better control the flow of data from order entry to the final distribution of invoices;

•	review existing contract terms and verify that such terms agree with our customer’s understanding and the information in our accounting system;

•	improve our meter reading capabilities possibly through the use of an automated technology solution;

•	increase the number of large customers that receive invoice data via EDI transfer;

•	take steps to systematically gather information to allow for analysis and development of targeted control improvements;

•	establish a cross functional team to study errors identified and design and aid in the implementation of improved controls; and

•	provide additional training and increased responsibility to account managers to better ensure that customers receive billings that are free from error or inaccuracies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services regarding certain tax issues during the three months ended June 30, 2006.

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

Danka Business Systems PLC
(Registrant)

Date: August 8, 2006	/s/ Edward K. Quibell
Edward K. Quibell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.