Form 10-Q
period 2006-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2006-11-07
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act .

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2006: The registrant had 258,129,024 ordinary shares outstanding with par value of 1.25 pence, including 58,867,298 represented by American Depositary Shares “ADS”. Each ADS represents four ordinary shares. The ADSs are evidenced by American Depositary receipts.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition from non-traditional competitors as the result of evolving and converging technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute current and new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to access vendor or bank lines of credit, which could adversely affect our liquidity; (xi) any inability to record and process key data due to ineffective implementation of business processes and policies; (xii) any negative impact from the loss of a key vendor or customer; (xiii) any negative impact from the loss of any of our senior or key management personnel; (xiv) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xv) any negative impact from the international scope of our operations; (xvi) fluctuations in foreign currencies; (xvii) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xviii) any inability to continue to comply with the financial or other representations, warranties, covenants or maturities in our debt instruments; (xix) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters, including hurricanes; (xx) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; (xxi) any inability by us to remediate our material weakness in internal controls over financial reporting and (xxii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

Operating Earnings—We generated an operating loss for the first six months of fiscal year 2007 of $1.5 million due to decreased revenue, increased restructuring charges and a loss on the sale of a subsidiary. The operating losses for the period included $12.5 million in restructuring charges and $2.5 million in a loss on the sale of a wholly-owned subsidiary. If we are not able to increase our revenue and improve our gross margins or reduce our operating costs, these operating losses may continue in the future. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

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

Indebtedness—At September 30, 2006, we had consolidated indebtedness of $250.0 million, including current maturities of long-term debt and notes payable of $12.0 million. Our long-term indebtedness includes $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11.0% senior notes due June 15, 2010, less unamortized discount of $2.7 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes accrue interest which is paid every six months on June 15 and December 15.

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

Our largest third party financing company in Europe, which is centrally organized, is De Lage Landen International B.V. (“DLL”), a 100% owned subsidiary of Rabobank. In December 2005, DLL issued notice of termination of its existing local operating agreements. The effective date of these terminations has been extended to January 1, 2007, subject to the agreement for the disposal of our European businesses not being terminated. While we currently have meaningful alternative lease funding sources available in most of Europe (including ING Group, BNP Paribas and GECC), failure to negotiate a new agreement with DLL could adversely impact our revenue and profitability as a change in lease companies can involve higher costs compared to the existing DLL agreements and result in early lease termination penalties..

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

Information Systems—Certain of our Europe operations run on numerous, disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems are labor intensive and expensive. We have determined that we need to upgrade our information systems and have standardized our network infrastructure and email system across Europe. Oracle has been implemented in Italy and the Netherlands, and other countries may be upgraded from the existing legacy systems to the latest Oracle releases where possible. The failure to solve our management information system issues in those Europe operations or any disruption in our business processes when we upgrade any of our IT systems worldwide could materially and adversely affect our operations, internal controls, financial position or results of operations.

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

Due to the delayed investment in our information systems in certain of our Europe operations, we have not adequately invested in disaster recovery systems in all of our operations. In the event that one or more of our business systems in those operations were to fail, we would be at risk of not being able to process or record transactions or losing valuable business knowledge in the locations where the failure occurred. We are developing a comprehensive disaster recovery plan but until it is implemented, a disaster could materially and adversely affect our business, financial condition, results of operations or competitive position.

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

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conduct a significant portion of our business outside of the United States. We generated 51.1% of our revenue outside the United States during the first six months of fiscal year 2007. We market office imaging equipment, document solutions and related services and supplies directly to customers in 15 countries. The international scope of our operations may lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Based on these evaluations, we sold operations in Canada and Central and South America during fiscal year 2006. As discussed in Note 12. “Subsequent Event” to the consolidated condensed financial statements, on October 12, 2006, we announced the sale of all the shares of our business units in Europe. Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities which may have a material impact on our operating results.

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

The majority of our revenues outside the United States are denominated in either the euro or the British pound sterling. During the first six months of fiscal year 2007, the average euro and the British pound sterling rate strengthened 3.9% and 3.6%, respectively, against the United States dollar, resulting in higher revenues.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our intercompany loans at September 30, 2006, an increase of 1% in the exchange rate for the euro and British pound sterling versus the United States dollar would cause a foreign exchange loss of less than $0.1 million, while a decrease of 1% in the exchange rate of the euro and the British pound sterling versus the United States dollar would cause a foreign exchange gain of less than $0.2 million.

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

We are committed to addressing this material weakness. However, if we are unsuccessful in our focused effort to permanently and effectively remediate this material weakness, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted. In addition, if we do not remediate this weakness, we will not be able to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective in the current fiscal year. It is not possible to say at this time what conclusions our management or independent registered public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the end of fiscal year 2007. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see Item 4. Controls and Procedures, included in this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three and Six Months Ended September 30, 2006 and 2005

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended September 30		Six months ended September 30
	2006	2005	2006	2005
Revenue:
Retail equipment and related sales	$78,623	$96,400	$164,629	$203,674
Retail service	113,681	119,816	234,929	248,785
Retail supplies and rentals	13,133	17,089	29,814	36,010
Wholesale	19,333	19,486	42,995	43,458

Total revenue	224,770	252,791	472,367	531,927

Cost of sales:
Retail equipment and related sales costs	53,834	69,428	113,306	143,145
Retail service costs	72,751	74,913	148,985	156,159
Retail supplies and rental costs, including depreciation on rental assets	8,741	10,654	17,773	21,754
Wholesale costs	15,953	15,884	35,481	35,475

Total cost of sales	151,279	170,879	315,545	356,533

Gross profit	73,491	81,912	156,822	175,394
Operating expenses:
Selling, general and administrative expenses	69,588	85,286	144,161	183,582
Restructuring charges	151	1,598	12,502	7,495
Loss on sale of subsidiary	5	—	2,512	—
Other expense (income)	(309)	1,020	(889)	(879)

Total operating expenses	69,435	87,904	158,286	190,198

Operating earnings (loss) from continuing operations	4,056	(5,992)	(1,464)	(14,804)
Interest expense	(8,305)	(8,089)	(16,266)	(15,974)
Interest income	177	137	365	80

Earnings (loss) from continuing operations before income taxes	(4,072)	(13,944)	(17,365)	(30,698)
Provision (benefit) for income taxes	42	1,035	(1,396)	2,051

Earnings (loss) from continuing operations	(4,114)	(14,979)	(15,969)	(32,749)
Earnings (loss) from discontinued operations, net of tax	376	410	396	(1,619)
Gain (loss) on sale of discontinued operations, net of tax	9,709	(29,938)	9,709	(30,259)

Net earnings (loss)	$5,971	$(44,507)	$(5,864)	$(64,627)

Net earnings (loss) available to common shareholders:
Net earnings (loss) from continuing operations	$(4,114)	$(14,979)	$(15,969)	$(32,749)
Dividends and accretion on participating shares	(5,693)	(5,349)	(11,299)	(10,675)

Net earnings (loss) from continuing operations available to common shareholders	$(9,807)	$(20,328)	$(27,268)	$(43,424)

Basic and diluted net earnings (loss) available to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.15)	$(0.32)	$(0.43)	$(0.68)
Net earnings (loss) from discontinued operations	0.15	(0.46)	0.15	(0.50)

Basic net earnings (loss)	$0.00	$(0.78)	$(0.28)	$(1.18)

Weighted average basic ADSs	64,132	63,654	64,132	63,605

Diluted net earnings (loss)	$0.00	$(0.78)	$(0.28)	$(1.18)

Weighted average diluted ADSs	90,949	63,654	64,132	63,605

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of September 30, 2006 and March 31, 2006

(In thousands except per share data)

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,297	$52,538
Restricted cash	22,238	20,529
Accounts receivable, net of allowance for doubtful accounts	173,497	183,898
Inventories	83,786	76,290
Assets held for sale – discontinued operations	—	11,778
Prepaid expenses, deferred income taxes and other current assets	10,997	8,138

Total current assets	325,815	353,171
Equipment on operating leases, net	13,325	12,138
Property and equipment, net	31,820	36,497
Goodwill	211,034	206,174
Other intangible assets, net of accumulated amortization	604	1,861
Deferred income taxes	1,664	87
Other assets	18,701	18,864

Total assets	$602,963	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$12,003	$11,516
Accounts payable	153,569	161,992
Accrued expenses and other current liabilities	80,919	90,359
Taxes payable	20,795	21,133
Liabilities held for sale – discontinued operations	—	9,067
Deferred revenue	31,701	31,425

Total current liabilities	298,987	325,492
Long-term debt and notes payable, less current maturities	238,008	238,081
Deferred income taxes and other long-term liabilities	52,530	51,538

Total liabilities	589,525	615,111

6.5% senior convertible participating shares	332,840	321,541
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,330	5,330
Additional paid-in capital	329,745	329,745
Accumulated deficit	(613,984)	(596,823)
Accumulated other comprehensive loss	(40,493)	(46,112)

Total shareholders’ equity (deficit)	(319,402)	(307,860)

Total liabilities and shareholders’ equity (deficit)	$602,963	$628,792

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Six Months Ended September 30, 2006 and 2005

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Operating activities:
Net earnings (loss)	$(5,864)	$(64,627)
(Earnings) loss from discontinued operations	(10,105)	31,878

Earnings (loss) from continuing operations	(15,969)	(32,749)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,187	14,984
Deferred income taxes	(1,344)	(113)
Amortization of debt issuance costs	941	1,035
(Gain) loss on sale of property & equipment and equipment on operating leases	(334)	793
Proceeds from sale of equipment on operating leases	475	269
Restructuring charges (credits)	12,502	7,495
Loss on sale of subsidiary, net of cash	2,103	—
Changes in net assets and liabilities:
Accounts receivable	9,480	26,214
Inventories	(7,732)	(5,673)
Prepaid expenses and other current assets	(2,870)	1,114
Other non-current assets	(4,687)	4,062
Accounts payable	(8,056)	3,303
Accrued expenses and other current liabilities	(21,633)	(37,181)
Deferred revenue	450	(2,492)
Other long-term liabilities	759	(319)

Net cash provided by (used in) continuing operations	(24,728)	(19,258)
Net cash provided by (used in) discontinued operations	(1,042)	356

Net cash provided by (used in) operating activities	(25,770)	(18,902)

Investing activities:
Capital expenditures	(7,373)	(5,963)
Proceeds from sale of discontinued operations, net of cash	11,889	16,924
Proceeds from the sale of property and equipment	178	62

Net cash provided by (used in) continuing investing activities	4,694	11,023
Net cash provided by (used in) discontinued investing activities	(382)	(573)

Net cash provided by (used in) investing activities	4,312	10,450
Financing activities:
Borrowings under line of credit agreements	27,000	15,700
Payments under line of credit agreements	(26,014)	(15,748)
Payments under capital lease arrangements	(857)	(1,292)
Proceeds from stock options exercised	—	569

Net cash provided by (used in) continuing financing activities	129	(771)
Net cash provided by (used in) discontinued financing activities	—	(99)

Net cash (used in) provided by financing activities	129	(870)

Effect of exchange rates	2,158	(2,826)

Net decrease in cash and cash equivalents	(19,171)	(12,148)
Cash and cash equivalents from continuing operations, beginning of period	52,538	73,996
Cash and cash equivalents from discontinued operations, beginning of period	1,930	9,164
Cash and cash equivalents from discontinued operations, end of period	—	(2,427)

Cash and cash equivalents from continuing operations, end of period	$35,297	$68,585

Supplemental disclosures - cash flow information:
Interest paid	$15,323	$15,227
Income taxes paid	1,116	1,087

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated condensed financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of and for the three and six months ended September 30, 2006 and 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The consolidated condensed financial statements contained herein as of and for the three and six months ended September 30, 2006 and September 30, 2005 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2006 will be delivered to the Registrar of Companies for England and Wales following the Company’s 2006 Annual General Meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

In June 2006, the Company sold a wholly-owned subsidiary, which was located in the United States and engaged in the sale and servicing of office imaging equipment. A loss of $2.5 million was recorded during the three month period ended June 30, 2006, which is included in operating expenses.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2. Interim Period Stock Compensation Disclosures

Effective April 1, 2006, the Company adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method to account for its employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior period results are not restated. Since all options were fully vested on April 1, 2006 and no new options were granted during the first six months of fiscal year 2007, the adoption of SFAS 123R had no impact on net income or earnings per share.

Prior to the April 1, 2006 adoption of SFAS 123R, the Company accounted for its stock option to employees and stock grants to directors using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation costs were recognized relating to the stock option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant. The Company used and will continue to use, under SFAS 123R, the accelerated method to recognize compensation expense of its equity-based awards with graded vesting whereby the compensation cost will be recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Prior to the adoption of SFAS 123R, the Company accelerated the vesting on all outstanding unvested stock options as of January 31, 2006. The acceleration of the options took place on March 15, 2006. As a result of the accelerated vesting of the options, the Company recorded an immaterial charge to earnings under APB 25 during fiscal year 2006.

The following table illustrates the effect on net earnings (loss) available to common shareholders and earnings (loss) available to common shareholders per ADS shareholder if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares and options issued under the stock option plans at September 30, 2005 had compensation costs for employee stock option activity been determined based on the fair value at the dates of grant for the periods prior to April 1, 2006.

	Three months ended September 30, 2005	Six months ended September 30, 2005
Earnings (loss) from continuing operations, as reported	$(14,979)	$(32,749)
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(890)	(1,935)

Pro forma earnings (loss) from continuing operations	(15,869)	(34,684)
Dividends and accretion on participating shares	(5,349)	(10,675)

Pro forma earnings (loss) from continuing operations available to common shareholders	(21,218)	(45,359)
Earnings (loss) from discontinued operations	(29,528)	(31,878)

Pro forma net earnings (loss) available to common shareholders	$(50,746)	$(77,237)

Basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS
As reported	$(0.32)	$(0.68)
Pro forma	(0.33)	(0.71)
Basic and diluted net earnings (loss) available to common shareholders per ADS
As reported	$(0.78)	$(1.18)
Pro forma	(0.80)	(1.21)
Weighted average ADS	63,654	63,605

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

1996 Share Option Plan

The Company’s 1996 share option plan authorizes the granting of both incentive and non-incentive share options over an aggregate of 22,000,000 ordinary shares (5,500,000 ADS equivalents). The option balance outstanding at September 30, 2006 also includes options issued pursuant to a plan that preceded the 1996 share option plan. There are no shares available for issuance under this plan. Options were granted at prices not less than market value on the date of grant and the maximum term of an option may not exceed ten years. Share options granted under the 1996 share option plan generally vest ratably in equal tranches over three years beginning on the first anniversary of the date of grant.

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

2001 Long Term Incentive Plan

In October 2001, shareholders approved the Danka 2001 Long Term Incentive Plan, under which the Company may make awards of a variety of equity-related incentives to its executive directors, officers and employees. Awards under the 2001 plan may take the form of non-vested stock unit awards (“restricted stock”), stock appreciation rights and other share-based awards. The 2001 plan is administered by the Company’s human resources committee, which determines the persons to whom awards may be made, the form of the awards, the terms and conditions of the awards, the number of shares subject to each award and the dates of grant. The total number of ordinary shares in respect of which awards may be made under the 2001 plan is 18,000,000 ordinary shares (4,500,000 ADS equivalents). Awards may be made in ordinary shares or ADSs. As of September 30, 2006, no awards had been made under the 2001 plan.

2002 Outside Director Stock Compensation Plan

In October 2002, the shareholders approved the 2002 Outside Director Stock Compensation Plan which allows the Company to pay part of its outside (non-executive) directors’ compensation in shares. The total number of shares in respect of which awards may be made under the 2002 Plan are 2,000,000 ordinary shares or 500,000 ADS. For the fiscal years ended March 31, 2006 and 2005, 342,664 and 210,924 ordinary shares, respectively were issued under the 2002 Plan. As of September 30, 2006, 823,060 ordinary shares or 205,765 ADS had been issued under the 2002 Plan.

As of September 30, 2006, there were 44,650,112 ordinary shares (11,162,528 ADS equivalents) available to grant under all of the Company’s existing equity compensation plans. The Company is obligated under executive employment agreements to issue 1,000,000 ADS equivalent stock options during fiscal year 2007. In addition, under those agreements, there may be additional restricted stock issued.

Additional information with respect to all stock option plan activity during the six months ended September 30, 2006 was as follows in ADSs:

	Options	Weighted-average exercise price
Options outstanding at April 1	6,146	$3.78
Granted	—	—
Exercised	—	—
Forfeited	(550)	6.56

Options outstanding at September 30	5,596	3.51

Options exercisable at September 30	5,596	3.51

Shares available for issuance at September 30	6,368

The following table summarizes information about options outstanding at September 30, 2006.

	Outstanding Options			Exercisable Options
Price Range in dollars	Number of shares	Weighted average remaining contractual life (In Years)	Weighted average exercise price in dollars	Number of shares	Weighted average exercise price in dollars
$0.54 – $1.88	1,511	6.5	$1.29	1,511	$1.29
1.89 – 2.62	754	7.9	2.27	754	2.27
2.63 – 3.19	602	8.4	3.01	602	3.01
3.20 – 3.52	293	6.4	3.37	293	3.37
3.53 – 4.10	1,471	7.3	3.92	1,471	3.92
4.11 – 4.35	20	6.9	4.18	20	4.18
4.36 – 4.99	43	6.1	4.55	43	4.55
5.00 – 9.19	786	2.9	5.74	786	5.74
9.20 – 28.13	78	1.3	15.48	78	15.48
28.14 – 47.97	38	1.3	36.53	38	36.53

	5,596	6.5	$3.51	5,596	$3.51

The aggregate intrinsic value on all shares above was zero as the exercise price of the options was equal to or greater than the fair value of the common stock on the dates of grant.

SFAS 123 Assumptions and Fair Value

The fair value of options granted during the first six months of fiscal year 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0%
Expected volatility (1)	96.80%
Risk-free interest rate	3.96%
Expected life	5 years

(1)	Expected volatility is estimated using a five-year historical price volatility model

The weighted average fair value of ADSs at grant date for the first six months of fiscal year 2006 was $1.56. There were no new grants during the first six months of fiscal year 2007.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset and liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. FAS 157 is effective for Danka beginning April 1, 2008 although early adoption is permitted. The Company does not expect FAS 157 to have a material impact on its historical consolidated financial position and results of operations, but could have an impact on the measurement of assets and liabilities following the effective date of the new standard.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))” (“FAS 158”). FAS 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligation that determines its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize change in the funded status of a defined benefit post retirement pan in the year in which the changes occur. FAS 158 is effective for Danka beginning this fiscal year. The Company is currently assessing the impact of FAS 158 on its consolidated financial position. However, the Company does not expect FAS 158 to have an impact on results of operations.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following for the three and six months ended September 30, 2006 and 2005:

	Three Months ended September 30,		Six Months ended September 30,
	2006	2005	2006	2005
Net earnings (loss)	$5,971	$(44,507)	$(5,864)	$(64,627)
Net foreign currency translation adjustment, net of taxes	(152)	(887)	6,533	(9,723)

Comprehensive income (loss)	$5,819	$(45,394)	$669	$(74,350)

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

As part of these plans, the Company recorded a $12.0 million restructuring charge in the first six months of fiscal year 2007 consisting of $7.4 million relating to severance charges due to additional cost reduction efforts and $4.6 million in facility costs primarily related to the Company’s United States and Corporate headquarters in St. Petersburg, Florida. Cash outlays for severance and facilities during the period were $1.2 million and $0.8 million, respectively. The other non-cash changes of $0.1 million represent foreign currency adjustments.

The remaining liability of the 2007 Plan restructuring charge of $8.3 million and $1.8 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	For the six months ended September 30, 2006			Reserve at September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes
Severance	$7,427	$(1,194)	$79	$6,312
Future lease obligations on facility closures	4,614	(801)	7	3,820

Total	$12,041	$(1,995)	$86	$10,132

2007 Plan Restructuring Severance Charge by Operating Segment:

	For the six months ended September 30, 2006			Reserve at September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes
United States	$1,937	$(659)	$—	$1,278
Europe	5,391	(436)	79	5,034
Other(1)	99	(99)	—	—

Total	$7,427	$(1,194)	$79	$6,312

(1)	Includes corporate charges

2007 Plan Restructuring Facility Charge by Operating Segment:

	For the six months ended September 30, 2006			Reserve at September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes
United States	$4,121	$(634)	$—	$3,487
Europe	493	(167)	7	333

Total	$4,614	$(801)	$7	$3,820

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded $15.2 million and $0.3 million in restructuring charges related to severance and facilities, respectively in fiscal year 2005. The severance charges were offset by a reduction of $3.3 million due to favorable severance negotiations and employee attrition. During fiscal year 2006, the Company recorded an additional charge of $10.6 million and $1.4 million relating to severance and facilities, respectively, due to continued reduction efforts.

The Company recorded an additional $0.5 million restructuring charge in fiscal year 2007 primarily relating to facility costs. Cash outlays for severance and facilities during the year were $3.8 million and $0.5 million, respectively. The other non-cash changes of $0.4 million represent foreign currency adjustments.

The remaining liability of the 2005 Plan restructuring charge of $1.0 million and $6.2 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (Credit)	Cash Outlays	Other Non-Cash Changes
Severance	$22,489	$9,594	$(81)	$(3,788)	$391	$6,116
Future lease obligations on facility closures	1,689	1,117	552	(524)	(35)	1,110

Total	$24,178	$10,711	$471	$(4,312)	$356	$7,226

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (Credit)	Cash Outlays	Other Non-Cash Changes
United States	$6,562	$1,556	$36	$(1,489)	$—	$103
Europe	15,927	8,038	(117)	(2,299)	391	6,013

Total	$22,489	$9,594	$(81)	$(3,788)	$391	$6,116

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (Credit)	Cash Outlays	Other Non-Cash Changes
United States	$868	$586	$(10)	$(245)	$—	$331
Europe	821	531	562	(279)	(35)	779

Total	$1,689	$1,117	$552	$(524)	$(35)	$1,110

Fiscal Year 2004 Plan: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating the back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States and Europe. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded a $47.3 million restructuring charge in fiscal year 2004 that included $24.1 million related to severance for employees and $23.2 million related to future lease obligations for facilities that were vacated by March 31, 2004. The fiscal year 2004 restructuring charge was partially offset by a $0.6 million reversal of prior years’ restructuring charges. The Company reversed $2.0 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its United States and Europe segments, and a change in restructuring plans in Europe due to improved performance in certain markets partially offset by a higher estimate of facility charges in the United States due to its inability to sublease the facilities. During fiscal year 2006, the Company reversed $0.3 million of severance costs due to employee attrition. In addition, the Company incurred $0.9 million of facility charges as a result of broker commissions paid in the United States due to the sublease of certain facilities.

Cash outlays for employee severance and facilities during fiscal year 2007 were $0.2 million and $0.9 million, respectively.

The remaining liability of the 2004 Plan restructuring charge of $3.4 million and $2.3 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (Credit)	Cash Outlays	Other Non-Cash Changes
Severance	$19,320	$497	$—	$(222)	$19	294
Future lease obligations on facility closures	25,985	6,104	(10)	(932)	244	5,406

Total	$45,305	$6,601	$(10)	$(1,154)	$263	$5,700

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge	Cash Outlays	Other Non-Cash Changes
United States	$5,699	$—	$—	$—	$—	$—
Europe	13,573	497	—	(222)	19	294
Other (1)	48	—	—	—	—	—

Total	$19,320	$497	$—	$(222)	$19	$294

(2)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (Credit)	Cash Outlays	Other Non-Cash Changes
United States	$15,555	$2,719	$129	$(646)	$—	$2,202
Europe	5,985	3,385	(139)	(286)	244	3,204
Other (1)	4,445	—	—	—	—	—

Total	$25,985	$6,104	$(10)	$(932)	$244	$5,406

(1)	Includes corporate charges

Note 6. Discontinued Operations and Assets and Liabilities Held For Sale

In August 2006, the Company sold its Australia business unit, Danka Australia Pty Limited (“Danka Australia”) to One Source Group Limited for a purchase price of $12.6 million in cash. The operating activities of Danka Australia have been reported as discontinued operations and the consolidated condensed financial statements have been adjusted to reflect this presentation. Summarized information for Danka Australia is set forth below:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenues	$9,477	$13,944	$22,058	$27,387
Net earnings (loss) from discontinued operations	278	212	561	(313)
Gain on sale of discontinued operations	9,709	—	9,709	—

The gain on the sale of discontinued operations included a currency translation adjustment of $0.9 million.

In accordance with FASB statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), an estimate of assets and liabilities to be sold have been reclassified from various line items within the balance sheet and aggregated into “Assets held for sale – discontinued operations” and “Liabilities held for sale – discontinued operations” as of March 31, 2006. The following represents the Danka Australia business unit’s carrying amounts of the major classes of assets and liabilities held for sale at March 31, 2006:

March 31, 2006 Carrying Amount
Assets

Cash and cash equivalents	$1,930
Accounts receivable, net	5,456
Inventory	3,677
Prepaid expenses, deferred income taxes and other current assets	113
Property and equipment, net	601
Other Assets	1

Assets held for sale – discontinued operations	$11,778

Liabilities

Accounts payable	$3,675
Accrued expenses and other current liabilities	3,285
Taxes payable	114
Deferred revenue	1,602
Deferred income taxes and other long-term liabilities	391

Liabilities held for sale – discontinued operations	$9,067

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

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenues	$—	$4,894	$—	$12,563
Net earnings (loss) from discontinued operations, net of tax	98	198	98	(595)
Provision for income taxes on discontinued operations	—	675	—	931
Gain (loss) on sale of discontinued operations, net of tax	—	(29,110)	—	(29,110)
Income tax benefit on sale of discontinued operations	—	(758)	—	(758)

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

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$9,407
Net earnings (loss) from discontinued operations	—	—	(263)	(711)
Gain (loss) on sale of discontinued operations	—	(828)	—	(1,149)

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

Note 7. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the number of ADSs shown in the table below are not included in the computation of diluted earnings per share for the three months ended September 30, 2005 and for the six months ended September 30, 2006 and 2005, because they are anti-dilutive. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the three months ended September 30, 2005 and for the six months ended September 30, 2006 and 2005, because they are anti-dilutive. The total number of outstanding shares related to stock options (all of which are anti-dilutive) was 5.6 million and 6.5 million at September 30, 2006 and 2005, respectively.

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Potential ADSs issuance from:

6.5% senior convertible participating shares	26,716	25,047	26,504	24,847
Stock options	101	341	87	249

Note 8. Segment Reporting

The Company was previously organized into two reporting segments, United States and Europe/Australia. Due to the sale of Danka Australia during fiscal year 2007, the Europe/Australia segment has been renamed the Europe segment as it now only comprises those business units in Europe. Danka’s United States and Europe segments provide office imaging equipment, document solutions and related services and supplies on a direct basis to retail customers. The Company’s Europe segment also provides office imaging equipment and supplies on a wholesale basis to independent dealers. The Company’s management relies on an internal management reporting process that provides segment revenue and operating earnings. Management believes that this is an appropriate measure of evaluating the operating performance of its segments.

The following tables present information about the Company’s segments from continuing operations.

Revenue, Gross profit, Operating earnings (loss) and Interest expense from continuing operations

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue
United States	$109,021	$130,406	$231,070	$268,734
Europe	115,749	122,385	241,297	263,193

Total Revenue	$224,770	$252,791	$472,367	$531,927

Gross profit
United States	$37,471	$45,053	$82,703	$96,080
Europe	36,020	36,859	74,119	79,314

Total Gross profit	$73,491	$81,912	$156,822	$175,394

Operating earnings (loss) from continuing operations
United States (1)	$4,171	$(665)	$7,352	$36
Europe (2)	4,052	578	2,354	(1,568)

Subtotal	8,223	(87)	9,706	(1,532)
Other (3)	(4,167)	(5,905)	(11,170)	(13,272)

Total Operating earnings (loss) from continuing operations	$4,056	$(5,992)	$(1,464)	$(14,804)

Interest expense
United States	$(86)	$(273)	$(171)	$(457)
Europe	(755)	(817)	(1,356)	(1,321)

Subtotal	(841)	(1,090)	(1,527)	(1,778)
Other (3)	(7,464)	(6,999)	(14,739)	(14,196)

Total Interest expense	$(8,305)	$(8,089)	$(16,266)	$(15,974)

(1)	Includes restructuring charges of $0.2 million and $1.6 million for the three months ended September 30, 2006 and 2005, respectively and $6.2 million and $1.5 million for the six months ended September 30, 2006 and 2005, respectively.
(2)	Includes restructuring charges (credits) of $(0.1) million and nil for the three months ended September 30, 2006 and 2005, respectively and $6.2 million and $(0.2) million for the six months ended September 30, 2006 and 2005, respectively.
(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses.

Approximately 51.5% and 51.1% of the Company’s revenue for the three and six months ended September 30, 2006, respectively, was generated outside the United States while approximately 48.4% and 49.5% of the company’s revenue was generated outside the United States during the three and six months ended September 30, 2005, respectively.

Capital Expenditures and Depreciation and Amortization

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Capital Expenditures
United States	$3,188	$1,078	$4,636	$2,348
Europe	1,052	1,664	2,531	3,597

Subtotal	4,240	2,742	7,167	5,945
Other (1)	198	16	206	18

Total Capital Expenditures	$4,438	$2,758	$7,373	$5,963

Depreciation and Amortization
United States	$3,003	$4,711	$6,723	$9,713
Europe	1,951	2,234	3,829	4,586

Subtotal	4,954	6,945	10,552	14,299
Other (2)	314	334	635	685

Total Depreciation and Amortization	$5,268	$7,279	$11,187	$14,984

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	September 30, 2006	March 31, 2006
Assets
United States	$181,033	$204,400
Europe (1)	343,263	338,076

Subtotal	524,296	542,476
Other (2)	78,667	86,316

Total Assets	$602,963	$628,792

Long-lived Assets (3)
United States	$87,229	$92,011
Europe (1)	133,949	126,413

Subtotal	221,178	218,424
Other (2)	55,970	57,197

Total Long-lived Assets	$277,148	$275,621

(1)	Includes assets for sale – discontinued operations.
(2)	Other includes corporate assets.
(3)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

Note 9. Debt

Debt consists of the following as of September 30, 2006 and March 31, 2006:

	September 30, 2006	March 31, 2006
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	1,647	2,490
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	11,420	10,434

Total debt and notes payable	252,587	252,444
Less unamortized discount on senior notes	(2,576)	(2,847)

Total debt and notes payable less unamortized discount	250,011	249,597
Less current maturities of long-term debt and notes payable	(12,003)	(11,516)

Long-term debt and notes payable, less current maturities	$238,008	$238,081

The 10.0% subordinated notes due April 1, 2008 have interest payments of $3.2 million every six months on April 1 and October 1.

The 11.0% senior notes due June 15, 2010 have a fixed annual interest rate of 11.0% and have interest payments of $9.6 million that will be paid every six months on June 15 and December 15. The senior notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is the Company’s primary United Kingdom operating subsidiary, and all of its United States subsidiaries other than certain dormant entities, all of which are 100% owned by the Company.

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

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The unamortized balance of these costs as of September 30, 2006 was $3.9 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The unamortized balance of the discount as of September 30, 2006 was $2.6 million.

The Company has a credit facility which expires on January 4, 2008 with Bank of America, who acquired Fleet Capital Corporation, (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires the Company to keep $5.0 million of cash in an operating account. As of September 30, 2006, the borrowing base for the credit facility was $32.3 million and the Company had $11.0 million of borrowings under the Fleet Credit Facility. These amounts are included in “Current maturities of long-term debt and notes payable” on the consolidated condensed balance sheet. The borrowing base fluctuates each month and is generally highest at the end of a quarter.

The Company incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and is amortizing these costs over the remaining term of the credit facility. The unamortized balance of these costs as of September 30, 2006 was $0.4 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN Amro. On November 2, 2004, this agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $15.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of the Company’s Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.3 million).

On January 1, 2006, the Company opened a replacement letter of credit facility with ABN Amro in favor of Ricoh in the amount of Euro 11.8 million (U.S. $15.0 million) that is fully cash collateralized and will expire on December 17, 2006. This agreement can be renewed.

Note 10. Contingencies

Litigation: In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs. Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which the Company has opposed. The Company had filed a motion for summary judgment, which plaintiffs had opposed. On October 13, 2006, the United States District Court for the Middle District of Tennessee granted Danka’s motion for summary judgment and dismissed the Plaintiff’s claims regarding shipping and handling charges, which served as the basis of the putative class claim. The U.S. District Court ruling effectively defeats the Plaintiff’s ability to represent a class or serve as a potential class member. The Plaintiff’s remaining claim has not been resolved, but its resolution, even if adverse to the Company, is not expected to have a material impact on the Company’s financial condition. The Company does not know whether the Plaintiff will attempt to appeal the ruling dismissing the claim relating to shipping and handling charges. The Company will continue to vigorously defend the claims alleged by the plaintiff in this action.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

Note 11. Income Taxes

The Company recorded an income tax benefit of $1.4 million in the first six months of fiscal year 2007 compared with a provision of $2.1 million in the prior year period. The income tax benefit for the six month period resulted primarily from the reversal of valuation allowances on deferred tax assets in Belgium and Spain offset by minimum taxes in certain other jurisdictions. The income tax provision for the prior year period resulted from minimum taxes for certain jurisdictions and an increase in accruals for tax audit contingencies.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at September 30, 2006 and 2005 in most jurisdictions and therefore a valuation allowance has been recorded to reserve a portion of its deferred tax assets at September 30, 2006 and 2005 in these jurisdictions.

Note 12. Subsequent Event

On October 12, 2006, the Company, certain of its subsidiaries and Ricoh Europe entered into a Share Purchase Agreement pursuant to which the Company will sell its European businesses to Ricoh, on the terms of and subject to the conditions of the Share Purchase Agreement, in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $210 million in cash, subject to upward or downward net asset and benefits adjustments. The completion of the sale transaction is expected to take place as early as December 29, 2006, subject to a number of customary closing conditions, including receipt of requisite competition approvals and Danka shareholder approval.

The following represents the European business unit’s carrying amounts of the major classes of assets and liabilities at March 31, 2006:

March 31, 2006 Carrying Amount
Assets

Cash and cash equivalents	$28,157
Restricted cash	14,324
Accounts receivable, net	112,747
Inventory	39,271
Prepaid expenses, deferred income taxes and other current assets	5,176
Property and equipment, net	12,540
Goodwill	111,669
Deferred income taxes	3,931
Other assets	2,204

$330,019

Liabilities

Current maturities of long-term debt and notes payable	$251
Accounts payable	74,321
Accrued expenses and other current liabilities	37,876
Taxes payable	4,693
Deferred revenue	16,358
Long-term debt and notes payable, less current maturities	79
Deferred income taxes and other long-term liabilities	44,765

$178,343

The European business unit also carries currency translation adjustments of $23.3 million and minimum pension liability of $17.2 million, which are both included in accumulated other comprehensive loss.

Note 13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is the primary United Kingdom operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). All subsidiaries are 100% owned by the Company. The Subsidiary Guarantors generated 56.6% and 58.6% of the Company’s total revenue during the first six months of fiscal years 2007 and 2006, respectively.

Supplemental Consolidating Statement of Operations

For the Three Months Ended September 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$49,829	$28,794	$—	$78,623
Retail service	—	66,926	46,755	—	113,681
Retail supplies and rentals	—	10,263	2,870	—	13,133
Wholesale	—	—	19,333	—	19,333

Total revenue	—	127,018	97,752	—	224,770

Cost of sales:

Retail equipment and related sales costs	—	34,721	19,113	—	53,834
Retail service costs	—	43,000	29,751	—	72,751
Retail supplies and rental costs, including depreciation on rental assets	—	7,228	1,513	—	8,741
Wholesale costs	—	—	15,953	—	15,953

Total cost of sales	—	84,949	66,330	—	151,279

Gross profit	—	42,069	31,422	—	73,491

Operating expenses:

Selling, general and administrative expenses	959	40,779	27,850	—	69,588
Restructuring charges	59	116	(24)	—	151
Loss on sale of subsidiary	—	5	—	—	5
Equity (income) loss	9,184	(376)	(8,254)	(554)	—
Other expense (income)	(8,140)	5,632	2,199	—	(309)

Total operating expenses	2,062	46,156	21,771	(554)	69,435

Operating earnings (loss) from continuing operations	(2,062)	(4,087)	9,651	554	4,056
Interest expense	(19,157)	(2,838)	(28,147)	41,837	(8,305)
Interest income	27,190	3,114	11,710	(41,837)	177

Earnings (loss) from continuing operations before income taxes	5,971	(3,811)	(6,786)	554	(4,072)
Provision (benefit) for income taxes	—	101	(59)	—	42

Earnings (loss) from continuing operations	5,971	(3,912)	(6,727)	554	(4,114)
Earnings (loss) from discontinued operations, net of tax	—	376	—	—	376
Gain (loss) on sale of discontinued operations, net of tax	—	9,709	—	—	9,709

Net earnings (loss)	$5,971	$6,173	$(6,727)	$554	$5,971

Supplemental Consolidating Statement of Operations

For the Three Months Ended September 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$61,461	$34,939	$—	$96,400
Retail service	—	75,994	43,822	—	119,816
Retail supplies and rentals	—	13,680	3,409	—	17,089
Wholesale	—	—	19,486	—	19,486

Total revenue	—	151,135	101,656	—	252,791

Cost of Sales:

Retail equipment and related sales costs	—	44,494	24,934	—	69,428
Retail service costs	—	46,628	28,285	—	74,913
Retail supplies and rental costs, including depreciation on rental assets	—	9,596	1,058	—	10,654
Wholesale costs	—	—	15,884	—	15,884

Total cost of sales	—	100,718	70,161	—	170,879

Gross profit	—	50,417	31,495	—	81,912

Operating expense:

Selling, general and administrative expenses	1,249	53,741	30,296	—	85,286
Restructuring charges (credits)	—	1,674	(76)	—	1,598
Equity (income) loss	49,035	51,714	33,902	(134,651)	—
Other expense (income)	1,557	65	(31,710)	31,108	1,020

Total operating expenses	51,841	107,194	32,412	(103,543)	87,904

Operating earnings (loss) from continuing operations	(51,841)	(56,777)	(917)	103,543	(5,992)
Interest expense	(18,318)	(11,125)	(17,965)	39,319	(8,089)
Interest income	25,852	11,465	2,139	(39,319)	137

Earnings (loss) from continuing operations before income taxes	(44,307)	(56,437)	(16,743)	103,543	(13,944)
Provision (benefit) for income taxes	—	14	1,021	—	1,035

Earnings (loss) from continuing operations	(44,307)	(56,451)	(17,764)	103,543	(14,979)
Earnings (loss) from discontinued operations, net of tax	—	1,159	(749)	—	410
Gain (loss) on sale of discontinued operations, net of tax	(200)	17,109	(46,847)	—	(29,938)

Net earnings (loss)	$(44,507)	$(38,183)	$(65,360)	$103,543	$(44,507)

Supplemental Consolidating Statement of Operations

For the Six Months Ended September 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$104,522	$60,107	$—	$164,629
Retail service	—	139,328	95,601	—	234,929
Retail supplies and rentals	—	23,548	6,266	—	29,814
Wholesale	—	—	42,995	—	42,995

Total revenue	—	267,398	204,969	—	472,367

Cost of sales:

Retail equipment and related sales costs	—	73,319	39,987	—	113,306
Retail service costs	—	86,966	62,019	—	148,985
Retail supplies and rental costs, including depreciation on rental assets	—	14,996	2,777	—	17,773
Wholesale costs	—	—	35,481	—	35,481

Total cost of sales	—	175,281	140,264	—	315,545

Gross profit	—	92,117	64,705	—	156,822

Operating expenses:

Selling, general and administrative expenses	2,002	84,698	57,461	—	144,161
Restructuring charges	71	6,706	5,725	—	12,502
Loss on sale of subsidiary	—	2,512	—	—	2,512
Equity (income) loss	336	462	(10,083)	9,285	—
Other expense (income)	19,723	(9,269)	(11,343)	—	(889)

Total operating expenses	22,132	85,109	41,760	9,285	158,286

Operating earnings (loss) from continuing operations	(22,132)	7,008	22,945	(9,285)	(1,464)
Interest expense	(37,885)	(5,586)	(55,777)	82,982	(16,266)
Interest income	54,153	6,183	23,011	(82,982)	365

Earnings (loss) from continuing operations before income taxes	(5,864)	7,605	(9,821)	(9,285)	(17,365)
Provision (benefit) for income taxes	—	200	(1,596)	—	(1,396)

Earnings (loss) from continuing operations	(5,864)	7,405	(8,225)	(9,285)	(15,969)
Earnings (loss) from discontinued operations, net of tax	—	396	—	—	396
Gain (loss) on sale of discontinued operations, net of tax		9,709			9,709

Net earnings (loss)	$(5,864)	$17,510	$(8,225)	$(9,285)	$(5,864)

Supplemental Consolidating Statement of Operations

For the Six Months Ended September 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$128,084	$75,590	$—	$203,674
Retail service	—	155,130	93,655	—	248,785
Retail supplies and rentals	—	28,267	7,743	—	36,010
Wholesale	—	—	43,458	—	43,458

Total revenue	—	311,481	220,446	—	531,927

Cost of Sales:
Retail equipment and related sales costs	—	89,769	53,376	—	143,145
Retail service costs	—	95,410	60,749	—	156,159
Retail supplies and rental costs, including depreciation on rental assets	—	18,664	3,090	—	21,754
Wholesale costs	—	—	35,475	—	35,475

Total cost of sales	—	203,843	152,690	—	356,533

Gross profit	—	107,638	67,756	—	175,394

Operating expense:
Selling, general and administrative expenses	2,446	118,536	62,600	—	183,582
Restructuring charges	—	2,356	5,139	—	7,495
Equity (income) loss	74,739	68,830	44,440	(188,009)	—
Other expense (income)	2,079	(2,403)	(31,663)	31,108	(879)

Total operating expenses	79,264	187,319	80,516	(156,901)	190,198

Operating earnings (loss) from continuing operations	(79,264)	(79,681)	(12,760)	156,901	(14,804)

Interest expense	(36,616)	(17,955)	(35,614)	74,211	(15,974)
Interest income	51,453	18,656	4,182	(74,211)	80

Earnings (loss) from continuing operations before income taxes	(64,427)	(78,980)	(44,192)	156,901	(30,698)

Provision (benefit) for income taxes	—	1,000	1,051	—	2,051

Earnings (loss) from continuing operation	(64,427)	(79,980)	(45,243)	156,901	(32,749)

Earnings (loss) from discontinued operations, net of tax		(1,024)	(595)		(1,619)
Gain (loss) on sale of discontinued operations, net of tax	(200)	16,788	(46,847)	—	(30,259)

Net earnings (loss)	$(64,627)	$(64,216)	$(92,685)	$156,901	$(64,627)

Supplemental Consolidating Balance Sheet Information

As of September 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$3,636	$8,223	$23,438	$—	$35,297
Restricted cash	—	7,267	14,971	—	22,238
Accounts receivable, net	—	77,642	95,855	—	173,497
Inventories	—	36,431	47,355	—	83,786
Due (to)/from affiliates	(495,203)	490,351	4,853	(1)	—
Prepaid expenses, deferred income taxes and other current assets	36	4,775	6,186	—	10,997

Total current assets	(491,531)	624,689	192,658	(1)	325,815
Equipment on operating leases, net	—	9,076	4,249	—	13,325
Property and equipment, net	20	27,785	4,015	—	31,820
Goodwill	—	128,476	82,558	—	211,034
Other intangible assets, net	—	604	—	—	604
Investment in subsidiaries	748,918	(55,485)	621,520	(1,314,953)	—
Deferred income taxes	—	—	1,664	—	1,664
Other assets	3,862	10,234	4,605	—	18,701

Total assets	$261,269	$745,379	$911,269	$(1,314,954)	$602,963

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$11,879	$124	$—	$12,003
Accounts payable	727	79,988	72,854	—	153,569
Accrued expenses and other current liabilities	9,995	36,638	34,286	—	80,919
Taxes payable	165	10,523	10,107	—	20,795
Deferred revenue	—	17,020	14,681	—	31,701

Total current liabilities	10,887	156,048	132,052		298,987
Long-term debt and notes payables, less current maturities	236,944	1,018	46	—	238,008
Deferred income taxes and other long-term liabilities	—	25,971	26,559	—	52,530

Total liabilities	247,831	183,037	158,657	—	589,525
6.5% convertible participating shares	332,840	—	—	—	332,840
Total shareholders’ equity (deficit)	(319,402)	562,342	752,612	(1,314,954)	(319,402)

Total liabilities & shareholders’ equity (deficit)	$261,269	$745,379	$911,269	$(1,314,954)	$602,963

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2006

(in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$4,619	$20,582	$27,337	$—	$52,538
Restricted cash	—	6,205	14,324	—	20,529
Accounts receivable, net	—	87,541	96,357	—	183,898
Inventories	—	40,197	36,093	—	76,290
Due (to)/from affiliate	(513,135)	464,429	48,706	—	—
Assets held for sale – discontinued operations	—	11,778	—	—	11,778
Prepaid expenses, deferred income taxes and other current assets	29	3,324	4,785	—	8,138

Total current assets	(508,487)	634,056	227,602	—	353,171
Equipment on operating leases, net	—	7,846	4,292	—	12,138
Property and equipment, net	16	31,827	4,654	—	36,497
Goodwill, net	—	127,019	79,155	—	206,174
Other intangible assets, net	—	1,861	—	—	1,861
Investment in subsidiaries	765,257	(55,438)	639,534	(1,349,353)	—
Deferred income taxes	—	—	87	—	87
Other assets	4,385	12,482	1,997	—	18,864

Total assets	$261,171	$759,653	$957,321	$(1,349,353)	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$11,265	$251	$—	$11,516
Accounts payable	434	94,056	67,502	—	161,992
Accrued expenses and other current liabilities	10,193	45,931	34,235	—	90,359
Taxes Payable	190	11,241	9,702	—	21,133
Liabilities held for sale – discontinued operations	—	9,067	—	—	9,067
Deferred revenue	—	16,979	14,446	—	31,425

Total current liabilities	10,817	188,539	126,136	—	325,492
Long-term debt and notes payable, less current maturities	236,673	1,330	78	—	238,081
Deferred income taxes and other long-term liabilities	—	26,951	24,587	—	51,538

Total liabilities	247,490	216,820	150,801	—	615,111
6.5% convertible participating shares	321,541	—	—	—	321,541
Total shareholder’s equity (deficit)	(307,860)	542,833	806,520	(1,349,353)	(307,860)

Total liabilities & shareholders’ equity (deficit)	$261,171	$759,653	$957,321	$(1,349,353)	$628,792

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(983)	$(20,029)	$(3,716)	$(24,728)
Net cash provided by (used in) discontinued operations	—	(1,042)	—	(1,042)

Net cash provided by (used in) operating activities	(983)	(21,071)	(3,716)	(25,770)

Investing activities
Capital expenditures	—	(5,495)	(1,878)	(7,373)
Proceeds from sale of property and equipment	—	175	3	178
Proceeds from sale of subsidiary, net of cash	—	11,889	—	11,889

Net cash provided by (used in) continuing investing activities	—	6,569	(1,875)	4,694
Net cash provided by (used in) discontinued investing activities	—	(382)	—	(382)

Net cash provided by (used in) investing activities	—	6,187	(1,875)	4,312

Financing activities
Net borrowings (payments) of debt	—	302	(173)	129

Net cash provided by (used in) continuing financing activities	—	302	(173)	129

Effect of exchange rates on cash	—	293	1,865	2,158

Net increase (decrease) in cash and cash equivalents	(983)	(14,289)	(3,899)	(19,171)

Cash and cash equivalents from continuing operations, beginning of period	4,619	20,582	27,337	52,538
Cash and cash equivalents from discontinued operations, beginning of period	—	1,930	—	1,930

Cash and cash equivalents, end of period	$3,636	$8,223	$23,438	$35,297

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operations	$(6,297)	$(8,731)	$(4,230)	$(19,258)
Net cash provided by (used in) discontinued operations	—	1,564	(1,208)	356

Net cash provided by (used in) operating activities	(6,297)	(7,167)	(5,438)	(18,902)

Investing activities
Capital expenditures	—	(2,980)	(2,983)	(5,963)
Proceeds from sale of property and equipment	—	52	10	62
Proceeds from sale of subsidiary, net of cash	—	16,924	—	16,924

Net cash provided by (used in) continuing investing activities	—	13,996	(2,973)	11,023
Net cash provided by (used in) discontinued investing activities	—	(218)	(355)	(573)

Net cash provided by (used in) investing activities	—	13,778	(3,328)	10,450

Financing activities
Net borrowings (payments) of debt	—	(619)	(721)	(1,340)
Proceeds from stock options exercised	569	—	—	569

Net cash provided by (used in) continuing financing activities	569	(619)	(721)	(771)
Net cash provided by (used in) discontinued financing activities	—	—	(99)	(99)

Net cash provided by (used in) financing activities	569	(619)	(820)	(870)

Effect of exchange rates on cash	—	(144)	(2,682)	(2,826)

Net increase (decrease) in cash and cash equivalents	(5,728)	5,848	(12,268)	(12,148)

Cash and cash equivalents from continuing operations, beginning of period	9,989	30,812	33,195	73,996
Cash and cash equivalents from discontinued operations, beginning of period	—	3,325	5,839	9,164
Cash and cash equivalents from discontinued operations, end of period	—	(2,427)	—	(2,427)

Cash and cash equivalents, end of period	$4,261	$37,558	$26,766	$68,585

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka United Kingdom Plc, our primary United Kingdom operating subsidiary, and Danka Services International Ltd., a United Kingdom subsidiary; and

•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our United States Subsidiaries other than certain dormant entities.

(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Danka Business Systems PLC (also referred to herein as “Danka”, the “Company”, “we”, “us” or “our”) is one of the leading independent providers of print products and services in the United States and Europe. We provide comprehensive document solutions that include office imaging equipment, document related software, related services and supplies that assist our customers with the management of their output requirements. These solutions are designed to improve business processes, reduce costs and increase productivity. We offer a broad selection of digital office imaging products including copiers, multi-function peripherals (“MFPs”), facsimile machines and printers that we integrate with an open architecture portfolio of software that has been carefully selected and rigorously tested for optimum performance. We also provide a wide range of contract services, including professional and consulting services, equipment maintenance, supplies, leasing arrangements, technical support and training primarily on the installed base of equipment created by our retail equipment and related sales.

Danka’s mission is to deliver value to clients by using our expert sales, technical and professional services and products to implement effective document information solutions and services. Our product portfolio is designed to provide our customers with choice, convenience, custom cost management and continuity. Our vision is to empower our customers to benefit fully from the convergence of image and document technologies in a connected environment. This approach will strengthen our client relationships and expand Danka’s strategic value.

Our strategy to accomplish our mission is to:

•	enhance customer relationships and make every customer a reference;

•	grow revenues by providing value-added and cost-driven product solutions and services;

•	optimize our internal processes and systems and reduce the opportunity for errors;

•	maximize free cash flow generation and reduce net debt; and

•	maximize return for our stakeholders.

We currently operate in 15 countries. Our reportable segments are the United States and Europe, which include operations that are experiencing political, social and/or economic difficulty. We continue to evaluate the viability and future prospects of the operations in certain countries in light of uncertain conditions. Based on these evaluations, we sold our operations in Canada and Central and South America during fiscal year 2006 and our operations in Australia during fiscal year 2007. As discussed in Note 12. “Subsequent Event” to the consolidated condensed financial statements, on October 12, 2006, we announced the sale of all the shares of our business units in Europe. Upon the completion of the sale of Europe, we will operate solely in the United States. Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities which may have a material impact on our operating results.

All tables presented herein are in thousands unless otherwise noted.

Critical Accounting Policies and Estimates

In preparing our consolidated condensed financial statements and accounting for the underlying transactions and balances, we apply various accounting policies. We consider the policies discussed below as critical to understanding our consolidated condensed financial statements, as their application places the most significant demands on management’s judgment, since financial reporting results rely on estimates of the effects of matters that are inherently uncertain. Specific risks associated with these critical accounting policies are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) where such policies affect our reported and expected financial results.

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

Cost of Sales—Inbound freight charges are included in inventory. When the inventory is sold, the cost of the inventory, including the inbound freight charges, is relieved and charged to cost of sales. When the inventory is rented, the cost of the inventory, including the inbound freight charges, is relieved and transferred to the rental equipment asset account. The cost of the rental equipment asset is then depreciated over the estimated useful life of the equipment. The depreciation of rental equipment assets is included in rental costs.

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies, rental and wholesale costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $4.3 million and $6.7 million for the second quarter of fiscal years 2007 and 2006, respectively and $9.0 million and $13.3 million for the first six months of fiscal years 2007 and 2006, respectively.

We receive vendor rebates based on arrangements with certain equipment vendors. Those arrangements typically require vendors to make incentive payments to us based on the volume of periodic purchases (dollar amounts, quantity of specific units, etc.). Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets in most jurisdictions at September 30, 2006. Consequently, we have a valuation allowance against net deferred tax assets in most jurisdictions at September 30, 2006.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $211.0 million as of September 30, 2006. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

Goodwill was reviewed for possible impairment during the fourth quarter of our fiscal year 2006 in accordance with SFAS 142. In performing our impairment testing, we engaged an independent appraisal company to assist in the valuation of our reporting units. The fair values of the reporting units were determined using a combination of a discounted cash flow model and a guideline company method using valuation multiples. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the analysis at January 1, 2006, management determined that no impairment charge was needed for fiscal year 2006.

Accounting for Stock Based Compensation— Effective April 1, 2006, we adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method to account for our employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior period results are not restated. Since all options were fully vested on April 1, 2006 and no new options were granted during the first six months of fiscal year 2007, the adoption of SFAS 123R had no impact on net income or earnings per share. See Note 2. “Interim Period Stock Compensation Disclosures” to the consolidated condensed financial statements for disclosures related to stock-based compensation.

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

Financial Condition

	September 30, 2006	March 31, 2006
Total assets	$602,963	$628,792
Total liabilities	$589,525	$615,111
Working capital	$26,828	$27,468
Liabilities to liabilities and capital	98%	98%
Inventory turnover ratio	4x	5x

Total assets as of September 30, 2006 decreased $25.9 million or $4.1% compared to March 31, 2006. This decrease primarily was the result of the sale of our Australian subsidiary and a decrease in cash which was used to fund operations offset, in part, by an increase in inventory purchases. In addition, accounts receivable decreased due to decreasing revenues.

Total liabilities decreased $25.6 million from March 31, 2006, or 4.2%. This decrease was the result of the sale of our Australian subsidiary, a decrease in accounts payable and the reduction of accrued expenses due to the payout of accrued restructuring costs and professional fees.

Working capital, defined as current assets less current liabilities, remained stable at September 30, 2006 compared to March 31, 2006.

Liabilities to liabilities and capital remained stable at September 30, 2006 compared to March 31, 2006.

For the period ending September 30, 2006, our annualized inventory turnover ratio decreased to 4x from 5x at March 31, 2006 due to increased inventory purchases at the end of the period and lower cost of sales due to decreased revenue.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated condensed statements of operations:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue:
Retail equipment and related sales	35.0%	38.1%	34.9%	38.3%
Retail service	50.6	47.4	49.7	46.8
Retail supplies and rentals	5.8	6.8	6.3	6.8
Wholesale	8.6	7.7	9.1	8.1

Total revenue	100.0	100.0	100.0	100.0
Cost of sales	67.3	67.6	66.8	67.0

Gross profit	32.7	32.4	33.2	33.0

Selling, general and administrative expenses	30.9	33.8	30.5	34.5
Restructuring charges	0.1	0.6	2.7	1.4
Loss on sale of subsidiary	—	—	0.5	—
Other expense (income)	(0.1)	0.4	(0.2)	(0.1)

Operating earnings (loss) from continuing operations	1.8	(2.4)	(0.3)	(2.8)
Interest expense	(3.7)	(3.2)	(3.4)	(3.0)
Interest income	0.1	0.1	—	—

Earnings (loss) from continuing operations before income taxes	(1.8)	(5.5)	(3.7)	(5.8)
Provision (benefit) for income taxes	0.0	0.4	(0.3)	0.4

Net earnings (loss) from continuing operations	(1.8)%	(5.9)%	(3.4)%	(6.2)%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Retail equipment and related sales	(18.4)%	(7.6)%	(19.2)%	4.4%
Retail service	(5.1)	(12.2)	(5.6)	(12.3)
Retail supplies and rentals	(23.1)	(10.8)	(17.2)	(9.9)
Wholesale	(0.8)	(6.2)	(1.1)	(2.7)
Total revenue	(11.1)%	(9.9)%	(11.2)%	(5.6)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Retail equipment and related sales	31.5%	28.0%	31.2%	29.7%
Retail service	36.0	37.5	36.6	37.2
Retail supplies and rentals	33.4	37.7	40.4	39.6
Wholesale	17.5	18.5	17.5	18.4
Total gross margin	32.7%	32.4%	33.2%	33.0%

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss) from continuing operations, interest expense, capital expenditures, depreciation-amortization assets and long-lived assets for each of our operating segments from continuing operations:

Revenue, Gross profit, Operating earnings (loss) and Interest expense from continuing operations

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue
United States	$109,021	$130,406	$231,070	$268,734
Europe	115,749	122,385	241,297	263,193

Total Revenue	$224,770	$252,791	$472,367	$531,927

Gross profit
United States	$37,471	$45,053	$82,703	$96,080
Europe	36,020	36,859	74,119	79,314

Total Gross profit	$73,491	$81,912	$156,822	$175,394

Operating earnings (loss) from continuing operations
United States (1)	$4,171	$(665)	$7,352	$36
Europe (2)	4,052	578	2,354	(1,568)

Subtotal	8,223	(87)	9,706	(1,532)
Other (3)	(4,167)	(5,905)	(11,170)	(13,272)

Total Operating earnings (loss) from continuing operations	$4,056	$(5,992)	$(1,464)	$(14,804)

Interest expense
United States	$(86)	$(273)	$(171)	$(457)
Europe	(755)	(817)	(1,356)	(1,321)

Subtotal	(841)	(1,090)	(1,527)	(1,778)
Other (3)	(7,464)	(6,999)	(14,739)	(14,196)

Total Interest expense	$(8,305)	$(8,089)	$(16,266)	$(15,974)

(1)	Includes restructuring charges of $0.2 million and $1.6 million for the three months ended September 30, 2006 and 2005, respectively and $6.2 million and $1.5 million for the six months ended September 30, 2006 and 2005, respectively.
(2)	Includes restructuring charges (credits) of $(0.1) million and nil for the three months ended September 30, 2006 and 2005, respectively and $6.2 million and $(0.2) million for the six months ended September 30, 2006 and 2005, repectively.
(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses.

Approximately 51.5% and 51.1% of the Company’s revenue for the three and six months ended September 30, 2006, respectively, was generated outside the United States while approximately 48.4% and 49.5% of the company’s revenue was generated outside the United States during the three and six months ended September 30, 2005, respectively.

Capital Expenditures and Depreciation and Amortization

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Capital Expenditures
United States	$3,188	$1,078	$4,636	$2,348
Europe	1,052	1,664	2,531	3,597

Subtotal	4,240	2,742	7,167	5,945
Other (1)	198	16	206	18

Total Capital Expenditures	$4,438	$2,758	$7,373	$5,963

Depreciation and Amortization
United States	$3,003	$4,711	$6,723	$9,713
Europe	1,951	2,234	3,829	4,586

Subtotal	4,954	6,945	10,552	14,299
Other (2)	314	334	635	685

Total Depreciation and Amortization	$5,268	$7,279	$11,187	$14,984

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	September 30, 2006	March 31, 2006
Assets
United States	$181,034	$204,400
Europe (1)	343,263	338,076

Subtotal	524,297	542,476
Other (2)	78,666	86,316

Total Assets	$602,963	$628,792

Long-lived Assets (3)
United States	$87,229	$92,011
Europe	133,949	126,413

Subtotal	221,178	218,424
Other (2)	55,970	57,197

Total Long-lived Assets	$277,148	$275,621

(1)	Includes assets held for sale – discontinued operations
(2)	Other includes corporate assets.
(3)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
United States	(16.4)%	(12.0)%	(14.0)%	(8.4)%
Europe	(5.4)	(7.6)	(8.3)	(2.5)

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Gross profit margin
United States	34.4%	34.5%	35.8%	35.8%
Europe	31.1	30.1	30.7	30.1

Operating earnings (loss) margin from continuing operations
United States	3.8%	(0.5)%	3.2%	0.0%
Europe	3.5	0.5	1.0	(0.6)

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005

Revenue

Revenue includes customer purchases of office peripherals; professional, consulting and maintenance services; supplies; software and related support products; and leasing arrangements. For the three months ended September 30, 2006, our revenue decreased by $28.0 million or 11.1% from the three months ended September 30, 2005, with the United States segment decreasing $21.4 million or 16.4% and Europe decreasing $6.6 million or 5.4%. Our retail equipment and related sales declined due to increased pricing pressures and a planned worldwide reduction in sales force. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures.

Our revenue for the three months ended September 30, 2006 was positively impacted by $5.0 million of foreign currency movement. During the quarter, 48.5% of our total revenue was generated by our United States segment and 51.5% by our Europe segment, compared to 51.6% and 48.4%, respectively, during the three months ended September 30, 2005.

Retail equipment and related sales for the three months ended September 30, 2006 decreased by $17.8 million or 18.4% to $78.6 million compared to the prior period. The United States decreased $9.8 million or 17.7% primarily due to continued pricing pressures and a decrease in sales headcount year over year due to a realignment of our sales force towards a more market-based approach. Our intention is to add sales headcount in markets to strategically increase our retail equipment and related sales revenue during the remainder of the fiscal year.

Retail equipment and related sales revenue in the Europe segment was down $8.0 million or 19.4%. This decrease was the result of continued pricing pressures as new entrants and existing providers compete for product placement and a planned decrease in sales headcount.

Retail service revenue declined by $6.1 million or 5.1% to $113.7 million due largely to the factors discussed above. The United States segment was down $8.5 million or 12.8%. This decrease in the United States segment was also a direct result of lower average per copy charges. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts entered into.

Retail service revenue in the Europe segment was up $2.4 million or 4.4%. This increase was the direct result of our Lexmark service agreement which increased by $2.5 million over the prior year period. However, in Germany, France, the Netherlands and the United Kingdom, we continue to face declines in per copy charges related to the transition from analog and early digital devices to more current models.

Retail supplies and rental revenue declined by $4.0 million or 23.1% to $13.1 million in the three months ended September 30, 2006 with the United States segment down $3.1 million or 35.2%. This decline was primarily due to non-investment in rental equipment.

Retail supplies and rental revenue in the Europe segment was down $0.8 million or 10.2%. The decrease in supplies is a result of pricing pressures on supplies, particularly in the United Kingdom.

Wholesale revenue remained relatively stable at $19.3 million.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, increased slightly to 32.7% in the three months ended September 30, 2006 from 32.4% in the year-ago period. Our total gross profit decreased by $8.4 million quarter over quarter due to decreased revenues. This decrease was partially offset by $1.6 million due to foreign currency movements during the quarter. The gross profit margin for the United States segment remained stable at 34.4% and the Europe segment increased to 31.1% from 30.1% in the year-ago period.

Retail equipment and related sales margins increased to 31.5% from 28.0% in the year-ago period. Margins increased in the Europe segment due to a favorable product mix. Retail equipment and related sales margins increased in the United States due to a strategic focus on higher margin product placement.

Retail service margins decreased to 36.0% from 37.5% in the year-ago period. In the United States, the margins decreased to 37.3% from 39.8% and in Europe the margins remained stable at 34.7%. Generally, the overall decrease in retail service margins was a direct result of the transition to all inclusive service contracts that contain provisions for service and consumables.

Retail supplies and rental margins decreased to 33.4% from 37.7% in the year-ago period. In the United States, the margin increased to 35.5% from 32.9% due to revenue recognized on rental equipment on contracts with certain governmental customers which resulted from the resolution of previously delayed revenue recognition on rental contracts. Due to delays in executing purchase orders by those customers, depreciation on the equipment was taken in prior periods, while the revenue was not recognized. In Europe, the margin decreased to 31.8% from 48.2% due to decreased revenue and increased vendor pricing on consumables.

Wholesale margins decreased to 17.5% from 18.5% in the year-ago period primarily due to increased pricing on supplies from vendors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year quarter decreased by $15.7 million or 18.4% from the year-ago period to $69.6 million from $85.3 million. This decline is primarily the direct result of headcount reductions worldwide and facility closures as a result of our restructuring activities in prior years. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment and related sales. Foreign currency movement increased SG&A by $1.4 million or 1.6%. As a percentage of total revenue, SG&A expenses decreased to 30.9% in the current quarter from 33.8% in the three months ended September 30, 2005.

Restructuring Charges (Credits)

In fiscal year 2007, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. As part of these plans, in the three months ended September 30, 2006, we recorded a $0.2 million restructuring charge. During the year-ago period, we recorded a restructuring charge of $1.6 million related to severance charges for our fiscal year 2005 plan

Other (Income) Expense

Other income for the current fiscal year quarter included a gain of $0.5 million relating to grants from taxing authorities. The prior year expense included amortization on intangibles related to our Image One subsidiary and foreign exchange losses.

Operating Earnings (Loss) from Continuing Operations

Our operating earnings from continuing operations was $4.1 million for the three months ended September 30, 2006 compared to a loss of $6.0 million in the prior year period. The reduction in the operating loss from continuing operations is principally due to the decreases in SG&A offset by lower sales as discussed above.

Interest Expense and Interest Income

Interest expense increased by $0.2 million due to increased borrowings on our credit facility while interest income remained stable at $0.2 million.

Income Taxes

We recorded an immaterial income tax expense the three months ended September 30, 2006 compared to a tax expense of $1.0 million in the prior year period. The current year quarter result is due to accruals for minimum taxes offset by the reversal of valuation allowances in Belgium and Spain. The income tax expense in the prior period resulted from minimum taxes in certain jurisdictions and additional accruals for tax audit contingencies.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $4.1 million in the three months ended September 30, 2006 compared to a net loss from continuing operations of $15.0 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations attributable to common shareholders of $0.15 per ADS during the current period compared to a net loss from continuing operations of $0.32 per ADS in the year-ago period.

Six Months Ended September 30, 2006 compared to the Six Months Ended September 30, 2005

Revenue

In the first six months of fiscal year 2007, our revenue decreased by $59.6 million or 11.2% from the first six months of fiscal year 2006, with the United States segment decreasing $37.7 million or 14.0% and Europe decreasing $21.9 million or 8.3%. Our retail equipment and related sales declined due to increased pricing pressures and a planned worldwide reduction in sales force. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures.

Our revenue for the first six months of fiscal year 2007 was positively impacted by $4.8 million of foreign currency movement. During the current period, 48.9% of our total revenue was generated by our United States segment and 51.1% by our Europe segment, compared to 50.5% and 49.5%, respectively during the year-ago period.

Retail equipment and related sales decreased by $39.0 million or 19.2% to $164.6 million, with the United States down $19.9 million or 17.2% primarily resulting from continued pricing pressures and a decrease in sales headcount year over year due to a realignment of our sales force towards a more market-based approach. Our intention is to add sales headcount in markets to strategically increase our retail equipment and related sales revenue during the remainder of the fiscal year.

Retail equipment and related sales revenue in the Europe segment was down $19.1 million or 21.7%. This decrease was the result of continued pricing pressures as new entrants and existing providers compete for product placement and a planned decrease in sales headcount.

Retail service revenue declined by $13.9 million or 5.6% to $234.9 million due to the factors discussed above. The United States segment was down $14.3 million or 10.6%. This decrease in the United States segment was also a direct result of lower average service prices. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts.

Retail service revenue in the Europe segment was up $0.4 million or 0.4%. In Germany, France, Netherlands and United Kingdom, we are faced with declines in per copy charges related to the transition of analogue and early digital devices to more current models. These decreases were offset by higher revenues generated from our Lexmark service agreements period over period.

Retail supplies and rental revenue declined by $6.2 million or 17.2% to $29.8 million, with retail supplies and rental revenue in the United States segment down $3.4 million or 19.1% in the first six months of fiscal year 2007. This decline was primarily due to the continued strategy of non-investment in rental equipment.

Retail supplies and rental revenue in the Europe segment was down $2.8 million or 15.3%. In addition to the continued strategy of non-investment in rental equipment, the supplies decrease is associated with the performance in the United Kingdom where the trend for color machine service contracts is moving from being exclusive to inclusive for toner supplies and thus moves the related revenue from supplies to service.

Wholesale revenue decreased slightly to $43.0 million.

Gross Profit

Our total gross profit margin increased marginally to 33.2% in the first six months of fiscal year 2007 from 33.0% in the year-ago period. The gross profit margin for the United States segment remained stable at 35.8% and the Europe segment increased to 30.7% from 30.1% in the year-ago period.

The retail equipment and related sales margin increased to 31.2% from 29.7% in the year-ago period. Margins increased in the Europe segment due to a favorable product mix. Retail equipment and related sales margins decreased in the United States due to a higher volume of product placed with state and local government agencies which typically generate lower margins.

Retail service margins decreased to 36.6% from 37.2% in the year-ago period. In the United States, the decrease was due to the fixed cost element of the service business, combined with lower revenue, and the decision to retain rather than reduce service personnel in anticipation of future service business with certain customers.

Retail service margins decreased in Europe due to lower revenues and the more fixed cost elements of our service infrastructure.

Retail supplies and rental margins increased to 40.4% from 39.6% in the year-ago period. In the United States, the margin increased to 45.5% from 39.9% due to revenue recognized on rental equipment on contracts with certain governmental customers which resulted from the resolution of previously delayed revenue recognition on rental contracts. Due to delays in executing purchase orders by those customers, depreciation on the equipment was taken in prior periods, while the revenue was not recognized.

Wholesale margins decreased to 17.5% from 18.4% from the year-ago period due to increased vendor pricing on products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased by $39.4 million or 21.5% from the year-ago period to $144.2 million. This decline is primarily the direct result of headcount reductions worldwide and facility closures as a result of our restructuring activities in prior years. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment and related sales. Foreign currency movement increased SG&A by $1.3 million or 0.7%. As a percentage of total revenue, SG&A expenses decreased to 30.5% in the current year period from 34.5% in the prior-year six months ended September 30, 2005.

Restructuring Charges (Credits)

In fiscal year 2007, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. As part of these plans, in the six months ended September 30, 2006, we recorded a $12.0 million restructuring charge comprised of $7.4 million relating to severance charges in the United States and Europe due to additional cost reduction efforts and $4.6 million in facility costs primarily related to our United States and Corporate headquarters in St. Petersburg, Florida. In addition, we recorded an additional restructuring charge of $0.5 million relating to our fiscal year 2005 plan. During the year-ago period, we recorded a restructuring charge of $7.5 million related to severance charges for our fiscal year 2005 plan.

Loss on Sale of Subsidiary

During the current fiscal year, we sold our interest in our wholly-owned subsidiary, Image One, resulting in a loss of $2.5 million.

Other (Income) Expense

Other income remained unchanged year over year.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $1.5 million in first six months of fiscal year 2007 compared to a loss of $14.8 million in the first six months of fiscal year 2006. The reduction in the operating loss from continuing operations is principally due to the decreases in SG&A offset by lower sales, higher restructuring charges and the loss on the sale of subsidiary as discussed above.

Interest Expense and Interest Income

Interest expense increased from the year ago period by $0.3 million to $16.3 million. This increase related to borrowings under our Fleet Credit Facility. Interest income increased to $0.3 million.

Income Taxes

We recorded an income tax benefit of $1.4 million in the first six months of fiscal year 2007 compared to a tax expense of $2.1 million in the prior year period. The income tax benefit for the current six month period resulted primarily from the reversal of valuation allowances previously recorded against deferred tax assets in Belgium and Spain offset by minimum taxes in certain other jurisdictions. The income tax expense in the prior period resulted from minimum taxes in certain jurisdictions and additional accruals for tax audit contingencies.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $16.0 million in the first six months of fiscal year 2007 compared to net loss of $32.7 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $0.43 per ADS in the first six months of fiscal year 2007 compared to a net loss from continuing operations available to common shareholders of $0.68 per ADS in the first six months of fiscal year 2006.

Exchange Rates

We operate in 15 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 51.1% and 49.5% of our revenue in the six months ended September 30, 2006 and 2005, respectively, was generated outside the United States in our Europe segment.

In comparing the average exchange rates between the six months ended September 30, 2006 and the year-ago period, the euro currency and the British Sterling pound strengthened against the dollar by approximately 3.9% and 3.6%, respectively. The change in exchange rates positively impacted revenue in the quarter by approximately $4.8 million, increased gross profit by $1.3 million and increased SG&A by $1.3 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies, primarily the euro and the British pound sterling, in each of the countries in which we operate. Based on the outstanding balance of our inter-company loans at September 30, 2006, a change of 1.0% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of less than $0.2 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our subsidiaries outside the United States from local currencies to the United States dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first six months of fiscal years 2007 and 2006 as reported in our consolidated condensed statements of cash flows in the accompanying consolidated condensed financial statements:

	Six Months Ended September 30,
	2006	2005
Net cash used in operating activities	$(24,728)	$(19,258)
Net cash provided by investing activities	4,694	11,023
Net cash provided by (used in) financing activities	129	(771)
Effect of discontinued operations	506	6,421
Effect of exchange rates	2,158	(2,826)

Net decrease in cash	(17,241)	(5,411)
Cash and cash equivalents, beginning of period	52,538	73,996

Cash and cash equivalents, end of period	$35,297	$68,585

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

Generally cash provided by operations, cash on the balance sheet and our Fleet Credit Facility continue to be our primary sources of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities was $24.7 million and $19.3 million in the first six months of fiscal year 2007 and 2006, respectively. This slight increase in cash usage primarily resulted from the paydown of accounts payable and accrued expenses offset by lower receivables due to lower revenues.

Because of our operating losses, the continuing cash flows used in operations, interest payments on our debt and cash requirements for restructuring payments, liquidity was negatively impacted during the first six months of fiscal year 2007.

Our net cash flow provided by investing activities was $4.7 million for the first six months of fiscal year 2007 compared to net cash provided by investing activities of $11.0 million for the first six months of fiscal year 2006. Cash provided by investing activities during the first six months of fiscal year 2007 resulted from cash generated by the sale of our Australian subsidiary offset by fixed asset purchases. Cash provided by investing activities during the first six months of fiscal year 2006 resulted from cash generated by the sale of our Canadian and Central and South American subsidiaries.

Our net cash flow provided by financing activities was $0.1 million during the period resulting from additional borrowings on our Fleet Credit Facility of $1.0 million offset by capital lease payments of $0.9 million. Net cash used in financing activities in the prior period resulted from capital lease payments.

We also have restricted cash of $22.2 million due to the cash collateralization of our lines of credit with Fleet and ABN Amro and of certain letters of credit with insurance companies. The ABN Amro letter of credit facility expired on December 31, 2005. As a result, beginning January 1, 2006, we were required to increase our cash collateralization of our letter of credit by Euro 6.8 million (U.S. $8.6 million). Our liquidity could also be impacted if our equipment vendors were to reduce existing lines of credit for the purchase of equipment.

We believe cash and cash equivalents on hand, together with the availability of our credit facility and our asset sale activity, are sufficient to fund our cash requirements for the next twelve months.

Restructuring Charges (credits)

Fiscal Year 2007 Plan: In fiscal year 2007, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our selling, general and administrative costs by eliminating and consolidating back office functions, reduce sales and service personnel and exiting certain facilities. These charges were accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of these plans, the Company recorded an $12.0 million restructuring charge in the first six months of fiscal year 2007 consisting of $7.4 million relating to severance charges due to additional cost reduction efforts and $4.6 million in facility costs primarily related to the Company’s United States and Corporate headquarters in St. Petersburg, Florida. Cash outlays for severance and facilities during the period were $1.2 million and $0.8 million, respectively. The other non-cash changes of $0.1 million represent foreign currency adjustments.

The remaining liability of the 2007 Plan restructuring charge of $8.3 million and $1.8 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	For the six months ended September 30, 2006			Reserve at September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes
Severance	$7,427	$(1,194)	$79	$6,312
Future lease obligations on facility closures	4,614	(801)	7	3,820

Total	$12,041	$(1,995)	$86	$10,132

2007 Plan Restructuring Severance Charge by Operating Segment:

	For the six months ended September 30, 2006			Reserve at September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes
United States	$1,937	$(659)	$—	$1,278
Europe	5,391	(436)	79	5,034
Other(1)	99	(99)	—	—

Total	$7,427	$(1,194)	$79	$6,312

(3)	Includes corporate charges

2007 Plan Restructuring Facility Charge by Operating Segment:

	For the six months ended September 30, 2006			Reserve at September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes
United States	$4,121	$(634)	$—	$3,487
Europe	493	(167)	7	333

Total	$4,614	$(801)	$7	$3,820

Fiscal Year 2005 Plan: In fiscal year 2005, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, we recorded $15.2 million and $0.3 million in restructuring charges related to severance and facilities, respectively in fiscal year 2005. The severance charges were offset by a reduction of $3.3 million due to favorable severance negotiations and employee attrition. During fiscal year 2006, we recorded an additional charge of $10.6 million and $1.4 million relating to severance and facilities, respectively, due to continued reduction efforts.

We recorded an additional $0.4 million restructuring charge in fiscal year 2007 primarily relating to facility costs. Cash outlays for severance and facilities during the year were $3.8 million and $0.5 million, respectively. The other non-cash changes of $0.4 million represent foreign currency adjustments.

The remaining liability of the 2005 Plan restructuring charge of $1.0 million and $6.2 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (credit)	Cash Outlays	Other Non-Cash Changes
Severance	$22,489	$9,594	$(81)	$(3,788)	$391	$6,116
Future lease obligations on facility closures	1,689	1,117	552	(524)	(35)	1,110

Total	$24,178	$10,711	$471	$(4,312)	$356	$7,226

2005 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (credit)	Cash Outlays	Other Non-Cash Changes
United States	$6,562	$1,556	$36	$(1,489)	$—	$103
Europe	15,927	8,038	(117)	(2,299)	391	6,013

Total	$22,489	$9,594	$(81)	$(3,788)	$391	$6,116

2005 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006`	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (credit)	Cash Outlays	Other Non-Cash Changes
United States	$868	$586	$(10)	$(245)	$—	$331
Europe	821	531	562	(279)	(35)	779

Total	$1,689	$1,117	$552	$(524)	$(35)	$1,110

Fiscal Year 2004 Plan: In fiscal year 2004, we formulated plans to significantly reduce our selling, general and administrative costs by consolidating the back-office functions in the United States, exiting non-strategic real estate facilities and reducing headcount in the United States and Europe. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, we recorded a $47.3 million restructuring charge in fiscal year 2004 that included $24.1 million related to severance for employees and $23.2 million related to future lease obligations for facilities that were vacated by March 31, 2004. The fiscal year 2004 restructuring charge was partially offset by a $0.6 million reversal of prior years’ restructuring charges. We reversed $2.0 million of fiscal year 2004 Plan severance and facility charges during fiscal year 2005 as a result of employee attrition in its United States and Europe segments, and a change in restructuring plans in Europe due to improved performance in certain markets partially offset by a higher estimate of facility charges in the United States due to its inability to sublease the facilities. During fiscal year 2006, we reversed $0.3 million of severance costs due to employee attrition. In addition, we incurred $0.9 million of facility charges as a result of broker commissions paid in the United States due to the sublease of certain facilities.

Cash outlays for employee severance and facilities during fiscal year 2007 were $0.2 million and $0.9 million, respectively.

The remaining liability of the 2004 Plan restructuring charge of $3.4 million and $2.3 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (credit)	Cash Outlays	Other Non-Cash Changes
Severance	$19,320	$497	$—	$(222)	$19	294
Future lease obligations on facility closures	25,985	6,104	(10)	(932)	244	5,406

Total	$45,305	$6,601	$(10)	$(1,154)	$263	$5,700

2004 Plan Restructuring Severance Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (credit)	Cash Outlays	Other Non-Cash Changes
United States	$5,699	$—	$—	$—	$—	$—
Europe	13,573	497	—	(222)	19	294
Other (1)	48	—	—	—	—	—

Total	$19,320	$497	$—	$(222)	$19	$294

(4)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	For the six months ended September 30, 2006			Reserve at September 30, 2006
			Charge (credit)	Cash Outlays	Other Non-Cash Changes
United States	$15,555	$2,719	$129	$(646)	$—	$2,202
Europe	5,985	3,385	(139)	(286)	244	3,204
Other (1)	4,445	—	—	—	—	—

Total	$25,985	$6,104	$(10)	$(932)	$244	$5,406

(1)	Includes corporate charges

Long-Term Debt

The following table sets forth our future payments for our long-term debt:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	1,647	871	776
Other long-term obligations	11,420	11,132	288
Less unamortized discount	(2,576)	—	(2,576)

Total	$250,011	$12,003	$238,008

The 10.0% subordinated notes due April 1, 2008 require interest payable of $3.2 million every six months on April 1 and October 1.

The 11% senior notes have a fixed annual interest rate and require interest payments of $9.6 million every six months on June 15 and December 15. The senior notes mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by our Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is our primary United Kingdom operating subsidiary, and all of our United States subsidiaries other than certain dormant entities.

If, for any fiscal year commencing with the fiscal year ending March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50.0% of such excess cash flow to purchase their senior notes at 101.0% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. As of September 30, 2006, there has not been excess cash flow.

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The unamortized balance of these costs as of September 30, 2006 was $3.9 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The unamortized balance of the discount as of September 30, 2006 was $2.6 million.

We have a credit facility which expires on January 4, 2008, with Bank of America, who acquired Fleet Capital Corporation, (the “Fleet Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The Fleet Credit Facility will bear interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or six months plus the applicable margin thereon. Under the terms of the Fleet Credit Facility, as amended, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. In addition, the Fleet Credit Facility requires us to keep $5.0 million of cash in an operating account. As of September 30, 2006, the borrowing base for the credit facility was $32.3 million and we had $11.0 million of borrowings under the Fleet Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of the quarter.

We incurred $1.6 million in debt issuance costs relating to the Fleet Credit Facility and are amortizing these costs over the remaining term of the credit facility. The unamortized balance of these costs as of September 30, 2006 was $0.4 million.

On December 31, 2003, we entered into a one year letter of credit facility with ABN Amro. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.3 million).

On January 1, 2006, we opened a replacement letter of credit facility with ABN Amro in favor of Ricoh in the amount of Euro 11.8 million (U.S. $15.0 million) that is fully cash collateralized and will expire on December 17, 2006. This agreement can be renewed. .

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at September 30, 2006.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$175,000	$—
Long-term debt – 10.0% Notes	64,520	—	64,520	—	—
Capital lease obligations	1,647	871	776	—	—
Other long-term obligations	11,420	11,132	66	76	146
Restructuring payment obligations (1)	23,071	12,696	10,375	—	—
Operating lease obligations	70,832	17,462	23,830	11,550	17,990
Purchase obligations	37,914	37,666	219	29	—
Estimated pension obligations	30,407	1,963	3,267	2,500	22,677

Total contractual obligations	$414,811	$81,790	$103,053	$189,155	$40,813

(1)	Includes amounts as part of restructuring plans committed to by management.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of September 30, 2006 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.7% of the total voting power of our capital stock which includes an additional 117,020 participating shares in respect of payment-in-kind dividends.

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

In order to manage our liquidity and capital requirements beyond redemption dates, we are likely either to pursue alternative financing arrangements or modifications in relation to the relevant requirements in relation to the redemption of the participating shares and the payment of the $175 million of senior notes due in June 2010. In addition, we are pursuing the sale of our European subsidiaries as describe in Note 12. “Subsequent Event” to the consolidated condensed financial statements.

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For six months ended September 30, 2006 and 2005, we were not required to make any penalty payments to GECC.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them.

Seasonality

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset and liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. FAS 157 is effective for Danka beginning April 1, 2008 although early adoption is permitted. The Company does not expect FAS 157 to have a material impact on its historical consolidated financial position and results of operations, but could have an impact on the measurement of assets and liabilities following the effective date of the new standard.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))” (“FAS 158”). FAS 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligation that determines its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize change in the funded status of a defined benefit post retirement pan in the year in which the changes occur. FAS 158 is effective for Danka beginning this fiscal year. The Company is currently assessing the impact of FAS 158 on its consolidated financial position. However, the Company does not expect FAS 158 to have an impact on results of operations.

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

On December 31, 2003, we entered into a one year letter of credit facility with ABN Amro. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.0 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.3 million).

On January 1, 2006, we opened a replacement letter of credit facility with ABN Amro in favor of Ricoh in the amount of Euro 11.8 million (U.S. $15.0 million) that is fully cash collateralized and will expire on December 17, 2006. This agreement can be renewed.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. These exposures may impact future earnings and/or cash flows. Revenue from Europe represented approximately 51.1% of our consolidated revenue during the six months ended September 30, 2006. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into United States dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At September 30, 2006, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three and six month periods ended September 30, 2006 and 2005, there were no gains or losses included in our consolidated statements of operations on forward contracts or option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first six months of fiscal year 2007 were positively impacted by a $4.8 million foreign currency movement, primarily due to the strengthening of the euro and the British pound sterling versus the United States dollar year over year.

Changes in foreign exchange rates that have the largest impact on translating our international operating profits relate to the euro and the British pound versus the United States dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $2.4 million in the first six months of fiscal 2007, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weakness in our internal control over financial reporting identified during the fiscal year 2006 in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate the material weakness that was identified at March 31, 2006, additional action is still required. To address the control weakness, the Company performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The deficiency described above was characterized as a material weakness in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company’s interim or annual financial statements could occur. However, the internal control weaknesses identified by management did not cause a material misstatement or have an adverse impact to the Company’s financial position, results of operations or control environment as of and for the six months ended September 30, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. During the quarter, our Corporate Controller tendered his resignation and left the company. We have implemented new controls to compensate for the loss of this key financial executive.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services regarding certain tax issues during the six months ended September 30, 2006.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Litigation: In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs. Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which the Company has opposed. The Company had filed a motion for summary judgment, which plaintiffs had opposed. On October 13, 2006, the United States District Court for the Middle District of Tennessee granted Danka’s motion for summary judgment and dismissed the Plaintiff’s claims regarding shipping and handling charges, which served as the basis of the putative class claim. The U.S. District Court ruling effectively defeats the Plaintiff’s ability to represent a class or serve as a potential class member. The Plaintiff’s remaining claim has not been resolved, but its resolution, even if adverse to the Company, is not expected to have a material impact on the Company’s financial condition. The Company does not know whether the Plaintiff will attempt to appeal the ruling dismissing the claim relating to shipping and handling charges. The Company will continue to vigorously defend the claims alleged by the plaintiff in this action.

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

Danka Business Systems PLC
(Registrant)

Date: November 7, 2006	/s/ Edward K. Quibell
Edward K. Quibell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.