Form 10-K/A
period 2006-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2007-02-13
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Amendment No. 1 Explanatory Note

On February 5, 2007, management concluded, after review of its interpretation of Financial Accounting Standard No. 109, “Accounting for Income Taxes” and discussions with the Audit Committee of our Board of Directors, that we should restate our previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for our domestic income tax valuation allowance. We had previously established our valuation allowances assuming future taxable income would be generated from the turnaround of non-reversing book/tax timing differences for goodwill. It has been determined that the valuation allowances on Deferred Tax Assets should have been increased by $1.4 million for the fiscal year ended March 31, 2006 and by approximately $2.0 million for the year ended March 31, 2005.

In addition, we are also restating those previously issued financial statements to record the reduction to selling, general and administrative expenses of $4.6 million relating to the recovery of workers’ compensation insurance costs, originally recorded by us in fiscal year 2006, in the proper accounting periods. It has been determined that selling, general and administrative expense should have been decreased by approximately $0.7 million and $1.0 million in the fiscal years ended March 31, 2005 and 2004, respectively, and by approximately $2.9 million in prior years. These adjustments were identified in fiscal year 2006 and correctly disclosed at that time as a correction of an error that was not material to our prior financial statements.

This Amendment No. 1 on Form 10-K/A which amends and restates the Company’s Form 10-K for the year ended March 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2006 (the “Original Filing”), is being filed to reflect the restatement of the condensed consolidated financial statements and other financial information of the Company as presented herein.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety except for certain exhibits not affected by the restatement with the only changes made being related to the restatement. This Form 10-K/A includes such restated consolidated financial statements and related notes thereto for the years ended March 31, 2006, 2005 and 2004 and other information related to such restated consolidated financial statements, including Item 9A of Part II, Controls and Procedures, and Item 15 of Part IV, Exhibits and Financial Statement Schedule. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include an updated report and consent of the Company’s independent registered certified public accounting firm and certifications re-executed as of the date of this Form 10-K/A from the Company’s Chief Executive Officer and Chief Financial Officer. The certifications of the Chief Executive Officer and Chief Financial Officer are included in this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

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

Operating Earnings—We generated an operating loss for fiscal year 2006 of $29.3 million due to decreased revenue and gross margins and increased restructuring charges. The operating losses for fiscal year 2006 included $12.5 million in restructuring charges. If we are not able to increase our revenue and improve our gross margins or reduce our operating costs, these operating losses may continue in the future. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

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

Additionally, on February 5, 2007, management concluded that the Company should restate its previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for its domestic income tax valuation allowance. As a result of this restatement, management identified a material weakness in its controls over the accounting for its domestic income tax valuation allowance.

As a result of the material weakness in our income tax controls, we have implemented a formal review to ensure the proper accounting for our domestic income tax valuation allowance and we continue to monitor new and emerging accounting guidance and industry interpretations to assist in our application of generally accepted accounting principles. Additionally, we recorded an increase to our valuation allowance and related income tax expense and restated our previously filed financial statements for the years ended March 31, 2006 and 2005 and the quarters ended June 30, 2006 and September 30, 2006. Accordingly we are confident that, as of the date of this filing, we have fully remediated this material weakness in our internal controls over financial reporting.

For further detail regarding the above restatement and resulting material weakness, please see our discussion on Item 9A – Controls and Procedures.

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

Compliance with Sarbanes-Oxley Act of 2002—Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors are required to attest to, the effectiveness of our internal controls over financial reporting on an ongoing basis. Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting is ongoing. As a result of our assessment conducted as of March 31, 2006, we identified a material weakness in our revenue and billing process in the United States. Additionally, on February 5, 2007, the Company identified an error in its accounting for its domestic income tax valuation allowance and determined that it needed to restate its previously filed financial statements to correct the error. Based on this restatement, management concluded that another material weakness existed at March 31, 2006 related to its income tax accounting process.

We are committed to addressing these material weaknesses. However, if we are unsuccessful in our focused effort to permanently and effectively remediate these material weaknesses, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted. In addition, if we do not remediate these weaknesses, we will not be able to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective in the current fiscal year. It is not possible to say at this time what conclusions our management or independent registered public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the end of fiscal year 2007. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see “Controls and Procedures” in Item 9A. Controls and Procedures, included in this report.

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

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2006:
Quarter ended June 30, 2005	$1.65	$1.20	22.00	p	15.00	p
Quarter ended September 30, 2005	2.78	1.48	37.00		20.50
Quarter ended December 31, 2005	2.72	1.27	37.50		17.25
Quarter ended March 31, 2006	1.72	1.37	23.88		19.50

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2005:
Quarter ended June 30, 2004	$4.81	$3.53	64.50	p	49.50	p
Quarter ended September 30, 2004	4.89	3.57	68.50		48.50
Quarter ended December 31, 2004	3.77	2.96	52.25		37.50
Quarter ended March 31, 2005	3.12	1.34	40.50		19.50

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2004:
Quarter ended June 30, 2003	$5.00	$3.14	70.50	p	49.50	p
Quarter ended September 30, 2003	4.24	2.01	61.50		33.50
Quarter ended December 31, 2003	4.69	2.36	61.50		37.50
Quarter ended March 31, 2004	5.24	3.70	68.50		50.50

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

		For the year ended March 31
	Footnote	2006	2005	2004	2003	2002
		(in thousands, except per American Depositary Share (“ADS”) Amounts
Revenue:
Retail equipment and related sales		$422,986	$422,273	$443,123	$452,606	$502,872
Retail service		498,820	557,022	608,212	662,153	743,954
Retail supplies and rentals		80,686	92,675	106,756	122,536	127,538
Wholesale		93,478	94,781	97,291	84,536	78,947

Total revenue		1,095,970	1,166,751	1,255,382	1,321,831	1,453,311

Cost of sales
Retail equipment and related sales costs		296,322	282,330	291,966	289,840	369,035
Retail service costs		322,167	344,566	363,393	392,970	428,432
Retail supplies and rentals costs		51,031	57,823	62,385	66,865	77,282
Wholesale costs		77,214	78,123	78,241	68,429	64,357

Total cost of sales		746,734	762,842	795,985	818,104	939,106

Gross profit		349,236	403,909	459,397	503,727	514,205
Selling, general and administrative expenses		365,547	438,104	426,009	447,972	500,014
Restructuring charges (credits)		12,502	9,691	46,696	(555)	(1,801)
Impairment charges	1	—	70,854	—	—	—
Other (income) expense		506	684	2,255	10,821	6,229

Total operating expenses		378,555	519,333	474,960	458,238	504,442

Operating earnings (loss) from continuing operations		(29,319)	(115,424)	(15,563)	45,489	9,763
Interest expense		(31,720)	(31,506)	(33,771)	(32,764)	(41,916)
Interest income		60	5	715	1,134	5,406
Gain on early retirement of debt	2	—	—	—	—	39,904
Write-off of debt issuance costs	3	—	—	(20,563)	—	—

Earnings (loss) from continuing operations before income taxes		(60,979)	(146,925)	(69,182)	13,859	13,157
Provision (benefit) for income taxes		(7,645)	(19,927)	43,466	3,721	(5,919)

Earnings (loss) from continuing operations		(53,334)	(126,998)	(112,648)	10,138	19,076
Discontinued operations, net of tax		(31,878)	(7,347)	(17,687)	2,452	118,479

Net earnings (loss)		$(85,212)	$(134,345)	$(130,335)	$12,590	$137,555

Basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS:		$(1.17)	$(2.34)	$(2.11)	$(0.13)	$0.03
Dividends per ADS		—	—	—	—	—
Other Data
Depreciation and amortization		$28,887	$38,716	$46,082	$49,485	$83,648
Capital expenditures	4	$13,085	$22,071	$32,732	$44,162	$46,024
Retail equipment and related sales gross profit margin		29.9%	33.1%	34.1%	36.0%	26.6%
Retail service gross profit margin		35.4%	38.1%	40.3%	40.7%	42.4%
Retail supplies and rentals gross profit margin		36.8%	37.6%	41.6%	45.4%	39.4%
Wholesale gross profit margin		17.4%	17.6%	19.6%	19.1%	18.5%

Total gross profit margin		31.9%	34.6%	36.6%	38.1%	35.4%

Balance Sheet Data:
Cash, cash equivalents and restricted cash	5	$74,997	$91,925	$106,854	$77,680	$54,164
Accounts receivable, net of allowance for doubtful accounts		189,354	214,188	228,264	241,884	270,455
Inventories		79,967	91,029	87,216	104,595	116,523
Total assets		628,792	771,799	883,568	982,166	972,823
Total debt	6	249,597	241,714	243,465	232,855	304,418
6.5% convertible participating shares		321,541	299,906	279,608	258,376	240,520
Total shareholders’ equity (deficit)		(311,232)	(214,075)	(64,755)	68,565	48,049

Note: Certain prior year amounts have been reclassified to conform with the current year presentation.

Footnotes to “SELECTED FINANCIAL DATA”

1.	During fiscal year 2005, we determined that based on changes in our business environment and an analysis of projected cash flows, the carrying amount of certain goodwill and other long-lived assets in Europe/Australia would not be recoverable. Accordingly, the resulting analysis necessitated a goodwill write-down of $70.9 million.
2.	During fiscal year 2002, we realized a $39.9 million gain on the early retirement of debt arising from the exchange offer for our 6.75% convertible subordinated notes due in 2002.
3.	During fiscal year 2004, we wrote-off $20.6 million of debt issuance costs relating to the early repayment of our old credit facility.
4.	Includes $11.3 million, $12.9 million and $13.9 million in capitalized costs in connection with our Vision 21 initiative for fiscal years 2004, 2003 and 2002, respectively.
5.	Cash, cash equivalents and restricted cash included $20.5 million, $15.0 million and $4.8 million of cash that is collateralizing lines of credit for fiscal years 2006, 2005 and 2004, respectively. For fiscal year 2003, cash, cash equivalents and restricted cash included $5.5 million of restricted cash in other assets which was generally restricted to the partial payment of our zero coupon senior subordinated notes which we redeemed on August 18, 2003.
6.	Total debt is computed as follows (in thousands):

	Year ended March 31
	2006	2005	2004	2003	2002
Current maturities of long-term debt, notes payable and capital lease obligations	$11,516	$2,308	$2,804	$58,443	$36,257
Long-term debt, notes payables and capital lease obligations, less current maturities	238,081	239,406	240,761	174,412	268,161

Total debt	$249,597	$241,714	$243,565	$232,855	$304,418

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Restatement

As discussed under the heading “Amendment No. 1 Explanatory Note” on page 4 and further described in the Notes to the Consolidated Condensed Financial Statements, we have restated our consolidated condensed financial statements and other financial information.

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

The following table summarizes our net accounts receivable:

	March 31, 2006	March 31, 2005
Accounts receivable, gross	$224,445	$269,695
Allowance for doubtful accounts	(35,091)	(55,577)

Accounts receivable, net	$189,354	$214,118

Allowance for doubtful accounts as a % of gross accounts receivable	15.6%	20.6%

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

Additionally, on February 5, 2007, management concluded that the Company should restate its previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for its domestic income tax valuation allowance. The Company had previously established its valuation allowances assuming future taxable income would be generated from the turnaround of non-reversing book/tax timing difference for goodwill. It has been determined that the valuation allowance on Deferred Tax Assets should have been increased by $1.4 million for the fiscal year ended March 31, 2006 and by $2.0 million for fiscal year 2005. As a result of this restatement, management identified a material weakness in its controls over the accounting for its domestic income tax valuation allowance.

As a result of the material weakness in our income tax controls, we have implemented a formal review to ensure the proper accounting for our domestic income tax valuation allowance and we continue to monitor new and emerging accounting guidance and industry interpretations to assist in our application of generally accepted accounting principles. Additionally, we recorded an increase to our valuation allowance and related income tax expense and restated our previously filed financial statements for the years ended March 31, 2006 and 2005 and the quarters ended June 30, 2006 and September 30, 2006. Accordingly we are confident that, as of the date of this filing, we have fully remediated this material weakness in our internal controls over financial reporting.

Financial Condition

	March 31, 2006		March 31, 2005
Total assets	$628,792		$771,799
Total liabilities	$618,483		$685,968
Working capital	$27,468		$76,355
Liabilities to liabilities and capital	98%		89%
Inventory turnover ratio	5	x	5	x

Total assets as of March 31, 2006 decreased $143.0 million or 18.5% from March 31, 2005. This decrease was due to several factors, including the sale of our Canadian and Central and South American subsidiaries which reduced assets held for sale by $44.9 million. Accounts receivable decreased $24.8 million resulting from improved collections and decreasing revenue. In addition, cash decreased $22.5 million to fund operations, and fixed assets and rental assets decreased $19.1 million due to continuing depreciation of assets and decreased capital spending on rental assets during fiscal year 2006.

Total liabilities decreased $67.5 million from March 31, 2005, or 9.8%. This decrease was also due to several factors including the sale of our Canadian and Central and South American subsidiaries which reduced liabilities held for sale by $16.5 million, and a decrease in accrued expenses of $26.5 million due to the payout of restructuring accruals of $20.2 million and payouts of other accrued professional fees of $8.7 million (primarily related to our Sarbanes Oxley compliance efforts during fiscal year 2005). Taxes payable decreased by $15.0 million due to favorable resolutions of tax contingencies. These decreases in liabilities were offset by an increase in our borrowings on our credit facility which totaled $10.0 million at the end of fiscal year 2006.

Working capital, defined as current assets less current liabilities, decreased $48.9 million from March 31, 2005 primarily resulting from the sale of our Canadian and Central and South American subsidiaries discussed above.

Liabilities to liabilities and capital increased 10% at March 31, 2006 compared to March 31, 2005 due to operating losses during fiscal year 2006.

For the period ending March 31, 2006, our annualized inventory turnover ratio remained stable at 5x.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items in our Consolidated Statements of Operations:

	Year ended March 31,
	2006	2005	2004
Revenue:
Retail equipment and related sales	38.6%	36.2%	35.3%
Retail service	45.5	47.7	48.5
Retail supplies and rentals	7.4	8.0	8.5
Wholesale	8.5	8.1	7.7

Total revenue	100.0	100.0	100.0
Cost of revenue	68.1	65.4	63.4

Gross profit	31.9	34.6	36.6
Selling, general and administrative expenses	33.4	37.5	33.9
Restructuring charges	1.1	0.8	3.7
Impairment charges	—	6.1	—
Other (income) expense	0.0	0.1	0.2

Operating earnings (loss) from continuing operations	(2.6)	(9.9)	(1.2)
Interest expense	(2.9)	(2.7)	(2.7)
Interest income	0.0	0.0	0.0
Write-off of debt issuance costs	—	—	(1.6)

Earnings (loss) before income taxes from continuing operations	(5.5)	(12.6)	(5.5)
Provision (benefit) for income taxes	(0.7)	(1.7)	3.5

Net earnings (loss) from continuing operations	(4.8)%	(10.9)%	(9.0)%

The following table sets forth for the periods indicated the change in our revenue from the prior year:

	Year ended March 31,
	2006	2005	2004
Retail equipment and related sales	0.2%	(4.7)%	(2.1)%
Retail service	(10.4)	(8.4)	(8.1)
Retail supplies and rentals	(12.9)	(13.2)	(12.9)
Wholesale	(1.4)	(2.6)	15.1

Total revenue	(6.1)%	(7.1)%	(5.0)%

The following table sets forth for the periods indicated the gross profit margin percentage for each of our revenue classifications:

	Year ended March 31,
	2006	2005	2004
Retail equipment and related sales	29.9%	33.1%	34.1%
Retail service	35.4	38.1	40.3
Retail supplies and rentals	36.8	37.6	41.6
Wholesale	17.4	17.6	19.6

Total	31.9%	34.6%	36.6%

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

Revenue, Gross profit, Operating earnings (loss) from continuing operations and Interest expense

	Year ended March 31,
(in thousands)	2006	2005	2004
Revenue
United States	$522,399	$559,918	$646,046
Europe/Australia	573,571	606,833	609,336

Total Revenue	$1,095,970	$1,166,751	$1,255,382

Gross profit
United States	$178,628	$208,403	$263,436
Europe/Australia	170,608	195,506	195,961

Total Gross profit	$349,236	$403,909	$459,397

Operating earnings (loss) from continuing operations
United States	$(1,046)	$(12,800)	$10,324
Europe/Australia (2)	2,283	(64,263)	(5,031)

Subtotal	1,237	(77,063)	5,293
Other (1)	(30,556)	(38,361)	(20,856)

Total Operating earnings (loss) from continuing operations	$(29,319)	$(115,424)	$(15,563)

Interest expense
United States	$1,048	$1,208	$1,182
Europe/Australia	2,481	1,279	1,992

Subtotal	3,529	2,487	3,174
Other (1)	28,191	29,019	30,597

Total Interest expense	$31,720	$31,506	$33,771

(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Includes goodwill impairment charge of $70.9 million during fiscal year 2005.

Approximately 52.3%, 52.0% and 48.5% of our revenue in fiscal years 2006, 2005 and 2004, respectively, was generated outside the United States.

Capital Expenditures and Depreciation and Amortization

	Year ended March 31,
	2006	2005	2004
Capital Expenditures
United States	$5,630	$10,926	$19,553
Europe/Australia	7,375	10,527	10,749

Subtotal	13,005	21,453	30,302
Other (1)	80	618	2,430

Total Capital Expenditures	$13,085	$22,071	$32,732

Depreciation and Amortization
United States	$18,631	$25,552	$30,894
Europe/Australia	8,950	10,974	13,552

Subtotal	27,581	36,526	44,446
Other (2)	1,306	2,190	1,636

Total Depreciation and Amortization	$28,887	$38,716	$46,082

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	Year ended March 31,
	2006	2005
Assets
United States	$204,400	$234,986
Europe/Australia	338,076	382,797

Subtotal	542,476	617,783
Other (1)	86,316	154,016

Total Assets	$628,792	$771,799

Long-lived Assets (2)
United States	$92,011	$106,034
Europe/Australia	127,015	138,510

Subtotal	219,026	244,544
Other (1)	57,197	70,688

Total Long-lived Assets	$276,223	$315,232

(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and other intangibles, deferred tax assets and other assets, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Year ended March 31,
	2006	2005	2004
United States	(6.7)%	(13.3)%	(13.6)%
Europe/Australia	(5.5)	(0.4)	6.1

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Year Ended March, 31
	2006	2005	2004
Gross profit margin
United States	34.2%	37.2%	40.8%
Europe/Australia	29.7	32.2	32.2
Operating earnings (loss) from continuing operations margin
United States	(0.2)%	(2.3)%	1.6%
Europe/Australia	0.4	(10.6)	(0.8)

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) during fiscal year 2006 decreased by $72.6 million or 16.6% from the year-ago period to $365.5 million from $438.1 million. As a percentage of total revenue, SG&A expenses decreased to 33.4% in the current year from 37.5% in the prior year. This decline reflects the success of our Vision 21 reengineering initiative, including significant headcount reductions and reduced facility costs. As part of this initiative in the United States, we have outsourced several of our general and administrative functions which have introduced a variable cost element in certain support operations which have historically been part of our fixed costs. This approach has enabled the reduction of our overall costs. In addition, the costs associated with compliance with the Sarbanes Oxley Act of 2002 have decreased by $7.7 million year over year. Foreign currency movement decreased SG&A by $9.0 million or 2.0%.

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

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $29.3 million for fiscal year 2006 compared to a loss of $115.4 million in the prior year period. During fiscal year 2005, we recorded an impairment charge of $70.9 million. This decrease in operating loss was further attributable to the decreases in SG&A, offset by lower sales and our lower gross margins as discussed above.

Interest Expense and Interest Income

Interest expense and interest income remained relatively stable for fiscal year 2006 at $31.7 million and $0.1 million, respectively.

Income Taxes

We recorded an income tax benefit of $7.6 million in the fiscal year 2006 compared to a tax benefit of $19.9 million in the prior year period. The tax benefit for the current period is primarily related to favorable resolution of tax contingencies in the United States partially offset by tax accruals for operating profits in certain European jurisdictions. In the prior period, the tax benefit was primarily related to a favorable audit settlement in our European operations, partially offset by the recording of additional audit reserves in the United States and the accrual of minimum taxes for certain jurisdictions. We did not recognize tax benefits on current or prior year operating losses due to the uncertainly associated with ultimate utilization.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $53.3 million in fiscal year 2006, compared to a net loss from continuing operations of $127.0 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred net loss from continuing operations attributable to common shareholders of $1.17 per ADS during the current period compared to a net loss from continuing operations of $2.34per ADS in the year-ago period.

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

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased by $12.1 million or 2.8% from the year-ago period to $438.1 million. SG&A increased due to Sarbanes-Oxley compliance costs of $13.5 million during fiscal year 2005, additional bad debt during the year of approximately $6.6 million, $3.0 million relating to other consulting services and a foreign currency movement which increased SG&A by 2.9% or $13.4 million. These increases were partially offset by ongoing cost reduction efforts and the progress in the implementation of our worldwide cost reduction program. The cost reduction program allowed us to reduce our compensation expense by approximately $22.5 million and lower our facility costs by approximately $8.6 million. As a percentage of total revenue, SG&A expenses increased to 37.5% from 33.9% due to lower revenues in fiscal year 2005.

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

Operating Earnings (Loss) from Continuing Operations

The operating loss from continuing operations was $115.4 million in fiscal year 2005 versus losses of $15.6 million in fiscal year 2004. The decline in the operating loss from continuing operations was primarily due to the $70.9 million impairment charge and lower gross profit of $55.5 million, offset by lower restructuring charges in fiscal year 2005.

Interest Expense and Interest Income

Interest expense decreased by $2.3 million to $31.5 million. The decrease was due to a lower effective interest rate on our indebtedness in part because of the refinancing of our debt in July 2003.

Income Taxes

We recorded an income tax benefit of $19.9 million in fiscal year 2005 compared to tax expense of $43.5 million in the prior year period. The tax benefit in fiscal year 2005 was primarily related to a favorable audit settlement in our European operations partially offset by the recording of additional audit reserves in the United States and the accrual of minimum taxes for certain jurisdictions. The significant income tax provision in fiscal year 2004 was primarily due to an increase in our valuation allowance to fully reserve deferred tax assets on the balance sheet at March 31, 2004.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $127.0 million in fiscal year 2005 compared to a net loss of $112.6 million in fiscal year 2004. Our net loss from continuing operations in fiscal year 2005 was primarily due to the $70.9 million impairment charge, $9.7 million restructuring charge and lower gross profit of $55.5 million. Our net loss in fiscal year 2004 was due to the $46.7 million restructuring charge, the $20.6 million write-off of debt issuance costs, the $50.8 million write-off of deferred tax assets and the $44.3 million decrease in gross profit. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $2.34 per ADS in fiscal year 2005 compared to a net loss of $2.11 per ADS in fiscal year 2004.

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

Generally, cash provided by operations and cash on the balance sheet continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities for continuing operations during fiscal year 2006 was $37.7 million. Our net cash flow provided by operating activities for continuing operations was $10.4 million and $61.2 million in fiscal years 2005 and 2004, respectively. The decrease in cash flows from continuing operations during fiscal year 2006 is a result of the continuing decline in our revenues and the resulting decline in our gross profit, payouts of restructuring of $20.2 million, payouts of accrued professional fees of $8.7 million and reductions in other accrued expenses. These uses of cash were offset somewhat by improved collections of accounts receivable of $23.5 million.

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

As more fully described in Note 2 – Restatement, to the consolidated financial statements, the accompanying consolidated balance sheets as of March 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2006 have been restated to correct the accounting for income taxes and the workers’ compensation liability.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Danka Business Systems PLC’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2006, except for the effects of the material weakness described in the second bullet to the fifth paragraph of that report, as to which the date is February 5, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting, and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Tampa, Florida

June 5, 2006, except for Notes 1, 2, 7, 9, 10

and 20, as to which

the date is February 5, 2007

Danka Business Systems PLC

Consolidated Statements of Operations for the Years Ended

March 31, 2006, 2005 and 2004

(In thousands, except per American Depositary Share (“ADS”) amounts)

	2006 (Restated *)	2005 (Restated *)	2004 (Restated *)
Revenue:
Retail equipment and related sales	$422,986	$422,273	$443,123
Retail service	498,820	557,022	608,212
Retail supplies and rentals	80,686	92,675	106,756
Wholesale	93,478	94,781	97,291

Total revenue	1,095,970	1,166,751	1,255,382

Cost of sales:
Retail equipment and related sales costs	296,322	282,330	291,966
Retail service costs	322,167	344,566	363,393
Retail supplies and rental costs, including depreciation on rental assets	51,031	57,823	62,385
Wholesale costs	77,214	78,123	78,241

Total cost of sales	746,734	762,842	795,985

Gross profit	349,236	403,909	459,397
Operating expenses:
Selling, general and administrative expenses	365,547	438,104	426,009
Restructuring charges	12,502	9,691	46,696
Impairment charges	—	70,854	—
Other expense (income)	506	684	2,255

Total operating expenses	378,555	519,333	474,960

Operating earnings (loss) from continuing operations	(29,319)	(115,424)	(15,563)
Interest expense	(31,720)	(31,506)	(33,771)
Interest income	60	5	715
Write-off of debt issuance costs	—	—	(20,563)

Earnings (loss) from continuing operations before income taxes	(60,979)	(146,925)	(69,182)
Provision (benefit) for income taxes	(7,645)	(19,927)	43,466

Earnings (loss) from continuing operations	(53,334)	(126,998)	(112,648)
Earnings (loss) from discontinued operations, net of tax	(1,288)	(7,347)	(17,687)
Gain (loss) on sale of discontinued operations, net of tax	(30,590)	—	—

Net earnings (loss)	$(85,212)	$(134,345)	$(130,335)

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$(53,334)	$(126,998)	$(112,648)
Dividends and accretion on participating shares	(21,635)	(20,298)	(19,099)

Net earnings (loss) from continuing operations attributable to common shareholders	$(74,969)	$(147,296)	$(131,747)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(1.17)	$(2.34)	$(2.11)
Net earnings (loss) from discontinued operations	(0.50)	(0.11)	(0.28)

Net earnings (loss)	$(1.67)	$(2.45)	$(2.39)

Weighted average ADSs	63,865	63,081	62,539

*	See Note 2 – “Restatement”

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Balance Sheets as of March 31, 2006 and 2005

(In thousands except share data)

	March 31, 2006 (Restated *)	March 31, 2005 (Restated *)
Assets
Current assets:
Cash and cash equivalents	$54,468	$76,969
Restricted cash	20,529	14,956
Accounts receivable, net of allowance for doubtful accounts of $35,091 and $55,577, respectively	189,354	214,188
Inventories	79,967	91,029
Assets held for sale – discontinued operations	—	44,911
Prepaid expenses, deferred income taxes and other current assets	8,251	14,514

Total current assets	352,569	456,567
Equipment on operating leases, net	12,138	19,157
Property and equipment, net	37,098	49,225
Goodwill	206,174	213,531
Other intangible assets, net of accumulated amortization of $3,349 and $2,079 respectively	1,861	2,406
Deferred income taxes	87	7,388
Other assets	18,865	23,525

Total assets	$628,792	$771,799

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$11,516	$2,308
Accounts payable	165,667	167,292
Accrued expenses and other current liabilities	93,644	120,130
Taxes payable	21,247	36,249
Liabilities held for sale – discontinued operations	—	16,461
Deferred revenue	33,027	37,772

Total current liabilities	325,101	380,212
Long-term debt and notes payable, less current maturities	238,081	239,406
Deferred income taxes and other long-term liabilities	55,301	66,350

Total liabilities	618,483	685,968

6.5% senior convertible participating shares $1.00 stated value; 500,000 authorized; 324,391 and 304,136 issued and outstanding, respectively	321,541	299,906
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value; 500,000,000 authorized; 256,529,024 and 254,188,656 issued and outstanding, respectively	5,330	5,277
Additional paid-in capital	329,745	329,152
Accumulated deficit	(600,195)	(493,348)
Accumulated other comprehensive loss	(46,112)	(55,156)

Total shareholders’ equity (deficit)	(311,232)	(214,075)

Total liabilities and shareholders’ equity (deficit)	$628,792	$771,799

*	See Note 2 – “Restatement”

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Years Ended

March 31, 2006, 2005 and 2004

(In thousands)

	2006 (Restated *)	2005 (Restated *)	2004 (Restated *)
Operating activities:
Net earnings (loss)	$(85,212)	$(134,345)	$(130,335)
Loss from discontinued operations	(31,878)	(7,347)	(17,687)

Earnings (loss) from continuing operations	(53,334)	(126,998)	(112,648)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,887	38,716	46,082
Deferred income taxes	1,192	1,318	36,698
Amortization of debt issuance costs	1,761	2,080	5,601
Write-off of debt issuance costs	—	—	20,563
Loss on sale of property and equipment and equipment on operating leases	2,519	919	3,418
Proceeds from sale of equipment on operating leases	728	3,104	—
Impairment charges	—	70,854	—
Restructuring charges	12,502	9,691	46,696
Changes in net assets and liabilities:
Restricted cash	(5,573)	(5,123)	(4,833)
Accounts receivable	26,234	16,544	12,737
Inventories	11,063	(3,549)	17,425
Prepaid expenses and other current assets	5,842	969	7,869
Other non-current assets	8,200	(6,402)	(3,639)
Accounts payable	(1,625)	40,258	(10,552)
Accrued expenses and other current liabilities	(55,633)	(19,936)	(17,314)
Deferred revenue	(4,744)	(4,844)	3,669
Other long-term liabilities	(15,730)	(7,200)	9,469

Net cash provided by (used in) continuing operations	(37,711)	10,401	61,241
Net cash provided by (used in) discontinued operations	87	(5,385)	1,406

Net cash provided by (used in) operating activities	(37,624)	5,016	62,647

Investing activities:
Capital expenditures	(13,085)	(22,071)	(32,732)
Purchase of subsidiary, net of cash acquired	—	(2,110)	(457)
Proceeds from sale of discontinued operations, net of cash	16,924	209	—
Proceeds from the sale of property and equipment	233	443	4,207

Net cash provided by (used in) continuing investing activities	4,072	(23,529)	(28,982)
Net cash provided by (used in) discontinued investing activities	(456)	(2,680)	(6,104)

Net cash provided by (used in) investing activities	3,616	(26,209)	(35,086)
Financing activities:
Borrowings under line of credit agreements	53,079	26	29,000
Payments under line of credit agreements	(43,393)	(1,155)	(142,353)
Payments under capital lease arrangements	(2,205)	(1,277)	(2,833)
Principal payments of debt	—	—	(49,233)
Proceeds from debt issuance	—	—	170,905
Payment of debt issue costs	—	—	(11,150)
Restricted cash	—	(5,000)	—
Proceeds from stock options exercised	627	1,165	575

Net cash provided by (used in) continuing financing activities	8,108	(6,241)	(5,089)
Net cash provided by (used in) discontinued financing activities	(99)	(361)	401

Net cash provided by (used in) provided by financing activities	8,009	(6,602)	(4,688)

Effect of exchange rates	(2,693)	2,998	3,591

Net increase (decrease) in cash and cash equivalents	(28,692)	(24,797)	26,464
Cash and cash equivalents from continuing operations, beginning of period	76,969	102,021	77,680
Cash and cash equivalents from discontinued operations, beginning of period	6,191	5,936	3,813
Cash and cash equivalents from discontinued operations, end of period	—	(6,191)	(5,936)

Cash and cash equivalents, end of period	$54,468	$76,969	$102,021

Supplemental disclosures - cash flow information:
Interest paid	$30,280	$29,859	$38,743
Income taxes paid	12,826	4,135	1,628
Capital lease obligations incurred for equipment leases	—	—	5,104

*	See Note 2 – “Restatement”

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended March 31, 2006, 2005 and 2004

(In thousands)

	Number of ordinary shares (4 ordinary shares equal 1 ADS)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balances at March 31, 2003, as reported	249,532	$5,167	$327,173	$(189,995)	$(76,636)	$65,709
Impact of restatement adjustments	—	—	—	2,856	—	2,856
Balances at March 31, 2003, restated	249,532	$5,167	$327,173	$(187,139)	$(76,636)	$68,565

Net loss	—	—	—	(130,335)	—	(130,335)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(7,271)	(7,271)
Currency translation adjustment, net of taxes of nil	—	—	—	—	28,474	28,474

Comprehensive loss						(109,132)
Dividends and accretion on participating shares	—	—	—	(21,231)	—	(21,231)
Proceeds from stock options exercised	1,280	27	897	—	—	924

Balances at March 31, 2004, restated	250,812	5,194	328,070	(338,705)	(55,433)	(60,874)

Net loss	—	—	—	(134,345)	—	(134,345)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(4,093)	(4,093)
Currency translation adjustment, net of taxes of nil	—	—	—	—	4,370	4,370

Comprehensive loss						(134,068)
Dividends and accretion on participating shares	—	—	—	(20,298)	—	(20,298)
Proceeds from stock options exercised	3,377	83	1,082	—	—	1,165

Balances at March 31, 2005, restated	254,189	5,277	329,152	(493,348)	(55,156)	(214,075)

Net loss	—	—	—	(85,212)	—	(85,212)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(5,661)	(5,661)
Currency translation adjustment, net of taxes of nil (Note 5)	—	—	—	—	14,705	14,705

Comprehensive loss						(76,168)
Dividends and accretion on participating shares	—	—	—	(21,635)	—	(21,635)
Non-cash stock-based compensation	—	—	19	—	—	19
Proceeds from stock options exercised	2,340	53	574	—	—	627

Balances at March 31, 2006, restated	256,529	$5,330	$329,745	$(600,195)	$(46,112)	$(311,232)

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

For purposes of this pro-forma disclosure, the estimated fair value of the options using the Black-Sholes method for the fiscal years ending March 31, 2006, 2005 and 2004 would have been as follows:

	2006	2005	2004
Net earnings (loss) from continuing operations	$(53,334)	$(126,998)	$(112,648)
Add: total stock-based employee compensation expense related to acceleration of stock options, net of tax	227	—	—
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(5,738)	(4,203)	(5,766)

Pro forma earnings (loss) from continuing operations	(58,845)	(131,201)	(118,414)
Dividends and accretion on participating shares	(21,635)	(20,298)	(19,099)

Pro forma earnings (loss) from continuing operations attributable to common shareholders	(80,480)	(151,499)	(137,513)
Earnings (loss) from discontinued operations	(31,878)	(7,347)	(17,687)

Pro forma earnings (loss) attributable to common shareholders	$(112,358)	$(158,846)	$(155,200)

Basic and diluted earnings (loss) from continuing operations attributable to common shareholders per ADS
As reported	$(1.17)	$(2.34)	$(2.11)
Pro forma	$(1.26)	$(2.40)	$(2.20)
Basic and diluted earnings (loss) attributable to common shareholders per ADS
As reported	$(1.67)	$(2.45)	$(2.39)
Pro forma	$(1.76)	$(2.52)	$(2.48)
Weighted average ADS	63,865	63,081	62,539

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

Note 2. Restatement

On February 5, 2007, management concluded, after review of its interpretation of Financial Accounting Standard No. 109, “Accounting for Income Taxes” and discussions with the Audit Committee of our Board of Directors, that we should restate our previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for our domestic income tax valuation allowance. We had previously established our valuation allowances assuming future taxable income would be generated from the turnaround of non-reversing book/tax timing differences for goodwill. It has been determined that the valuation allowances on Deferred Tax Assets should have been increased by $1.4 million for the fiscal year ended March 31, 2006 and by approximately $2.0 million for the year ended March 31, 2005.

In addition, we are also restating those previously issued financial statements to record the reduction to selling, general and administrative expenses of $4.6 million relating to the recovery of workers’ compensation insurance costs, originally recorded by us in fiscal year 2006, in the proper accounting periods. It has been determined that selling, general and administrative expense should have been decreased by approximately $0.7 million and $1.0 million in the fiscal years ended March 31, 2005 and 2004, respectively, and by approximately $2.9 million in prior years. These adjustments were identified in fiscal year 2006 and correctly disclosed at that time as a correction of an error that was not material to our prior financial statements.

Impact of the Financial Statement Adjustments on the Consolidated Condensed Statements of Operations

The table below presents the impact of the financial statement adjustments related to the restatement of our previously reported Consolidated Condensed Statements of Operations for the years ended March 31, 2006, 2005 and 2004:

	Years ended March 31,
	2006			2005			2004
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Operating expenses:
Selling, general and administrative expenses	$360,972	$4,575	$365,547	$438,798	$(694)	$438,104	$427,034	$(1,025)	$426,009
Restructuring charges	12,502	—	12,502	9,691	—	9,691	46,696	—	46,696
Impairment charges	—	—	—	70,854	—	70,854	—	—	—
Other expense (income)	506	—	506	684	—	684	2,255	—	2,255

Total operating expenses	373,980	4,575	378,555	520,027	(694)	519,333	475,985	(1,025)	474,960

Operating profit from continuing operations	(24,744)	(4,575)	(29,319)	(116,118)	694	(115,424)	(16,588)	1,025	(15,563)
Interest expense	(31,720)	—	(31,720)	(31,506)	—	(31,506)	(33,771)	—	(33,771)
Interest income	60	—	60	5	—	5	715	—	715
Write-off of debt issuance costs	—	—	—	—	—	—	(20,563)	—	(20,563)

Earnings (loss) from continuing operations before tax	(56,404)	(4,575)	(60,979)	(147,619)	694	(146,925)	(70,207)	1,025	(69,182)
Provision (benefit) for income taxes	(9,054)	1,409	(7,645)	(21,890)	1,963	(19,927)	43,466	—	43,466

Earnings (loss) from continuing operations	(47,350)	(5,984)	(53,334)	(125,729)	(1,269)	(126,998)	(113,673)	1,025	(112,648)
Earnings (loss) from discontinued operations, net of tax	(1,288)	—	(1,288)	(7,347)	—	(7,347)	(17,687)	—	(17,687)
Gain (loss) on sale of discontinued operations, net of tax	(30,590)	—	(30,590)	—	—	—	—	—	—

Net Earnings (loss)	$(79,228)	$(5,984)	$(85,212)	$(133,076)	$(1,269)	$(134,345)	$(131,360)	$1,025	$(130,335)

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$(47,350)	$(5,984)	$(53,334)	$(125,729)	$(1,269)	$(126,998)	$(113,673)	$1,025	$(112,648)
Dividends and accretion on participating shares	(21,635)	—	(21,635)	(20,298)	—	(20,298)	(19,099)	—	(19,099)

Net earnings (loss) from continuing operations attributable to common shareholders	$(68,985)	$(5,984)	$(74,969)	$(146,027)	$(1,269)	$(147,296)	$(132,772)	$1,025	$(131,747)
Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(1.08)	$(0.09)	$(1.17)	$(2.31)	$(0.03)	$(2.34)	$(2.12)	$0.01	$(2.11)
Net earnings (loss) from discontinued operations	(0.50)	—	(0.50)	(0.12)	0.01	(0.11)	(0.29)	0.01	(0.28)

Net earnings (loss)	$(1.58)	$(0.09)	$(1.67)	$(2.43)	$(0.02)	$(2.45)	$(2.41)	$0.02	$(2.39)

Weighted average ADSs	63,865	—	63,865	63,081	—	63,081	62,539	—	62,539

Impact of the Financial Statement Adjustments on the Consolidated Condensed Balance Sheets

The table below presents the impact of the financial statement adjustments related to the restatement of our previously reported Consolidated Condensed Balance Sheets for the years ended March 31, 2006 and 2005:

	Years ended March 31,
	2006			2005
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$54,468	$—	$54,468	$76,969	$—	$76,969
Restricted cash	20,529	—	20,529	14,956	—	14,956
Accounts receivable, net	189,354	—	189,354	211,415	2,773	214,188
Inventories	79,967	—	79,967	91,029	—	91,029
Assets held for sale-discontinued operations	—	—	—	44,911	—	44,911
Prepaid expenses, deferred income taxes and other current assets	8,251	—	8,251	14,514	—	14,514

Total current assets	352,569	—	352,569	453,794	2,773	456,567
Equipment on operating leases, net	12,138	—	12,138	19,157	—	19,157
Property and equipment, net	37,098	—	37,098	49,225	—	49,225
Goodwill	206,174	—	206,174	213,531	—	213,531
Other intangible assets, net	1,861	—	1,861	2,406	—	2,406
Deferred income taxes	87	—	87	7,388	—	7,388
Other assets	18,865	—	18,865	23,525	—	23,525

Total assets	$628,792	$—	$628,792	$769,026	$2,773	$771,799

Liabilities and shareholders’ equity (deficit)
Current liabilities
Current maturities of long-term debr and notes payable	$11,516	$—	$11,516	$2,308	$—	$2,308
Accounts payable	165,667	—	165,667	167,292	—	167,292
Accrued expenses and other current liabilities	93,644	—	93,644	121,932	(1,802)	120,130
Taxes payable	21,247	—	21,247	36,249	—	36,249
Liabilities held for sale-discontinued operations	—	—	—	16,461	—	16,461
Deferred revenue	33,027	—	33,027	37,772	—	37,772

Total current liabilities	325,101	—	325,101	382,014	(1,802)	380,212
Long-term debt and notes payable, less current maturities	238,081	—	238,081	239,406	—	239,406
Deferred income taxes and other long-term liabilities	51,929	3,372	55,301	64,387	1,963	66,350

Total liabilities	615,111	3,372	618,483	685,807	161	685,968

6.5% senior convertible participating shares	321,541		321,541	299,906	—	299,906

Shareholders’ equity (deficit)
Ordinary shares	5,330	—	5,330	5,277	—	5,277
Additional paid-in capital	329,745	—	329,745	329,152	—	329,152
Accumulated deficit	(596,823)	(3,372)	(600,195)	(495,960)	2,612	(493,348)
Accumulated other comprehensive loss	(46,112)	—	(46,112)	(55,156)	—	(55,156)

Total shareholders’ equity (deficit)	(307,860)	(3,372)	(311,232)	(216,687)	2,612	(214,075)

Total liabilites and shareholders’ equity (deficit)	$628,792	$—	$628,792	$769,026	$2,773	$771,799

Impact of the Financial Statement Adjustments on the Consolidated Condensed Statements of Cash Flows

The restatement of the Consolidated Condensed Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004 did not affect our cash flows from financing or investing activities. The table below reflects adjustments to our cash flows from operating activities:

	Years ended March 31,
	2006			2005			2004
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Operating activities:
Net earnings (loss)	$(79,228)	$(5,984)	$(85,212)	$(133,076)	$(1,269)	$(134,345)	$(131,360)	$1,025	$(130,335)
Loss from discontinued operations	(31,878)	—	(31,878)	(7,347)	—	(7,347)	(17,687)	—	(17,687)

Earnings (loss) from continuing operations	(47,350)	(5,984)	(53,334)	(125,729)	(1,269)	(126,998)	(113,673)	1,025	(112,648)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,887	—	28,887	38,716	—	38,716	46,082	—	46,082
Deferred income taxes	(217)	1,409	1,192	(645)	1,963	1,318	36,698	—	36,698
Amortization of debt issuance costs	1,761	—	1,761	2,080	—	2,080	5,601	—	5,601
Write-off of debt issuance costs	—	—	—	—	—	—	20,563	—	20,563
Loss on sale of property and equipment and equipment on operating	2,519	—	2,519	919	—	919	3,418	—	3,418
Proceeds from sale of equipment on operating leases	728	—	728	3,104	—	3,104	—	—	—
Impairment charges	—	—	—	70,854	—	70,854	—	—	—
Restructuring charges	12,502	—	12,502	9,691	—	9,691	46,696	—	46,696
Changes in net assets and liabilities:
Restricted cash	(5,573)	—	(5,573)	(5,123)	—	(5,123)	(4,833)	—	(4,833)
Accounts receivable	23,461	2,773	26,234	17,395	(851)	16,544	13,412	(675)	12,737
Inventories	11,063	—	11,063	(3,549)	—	(3,549)	17,425	—	17,425
Prepaid expenses and other current assets	5,842	—	5,842	969	—	969	7,869	—	7,869
Other non-current assets	8,200	—	8,200	(6,402)	—	(6,402)	(3,639)	—	(3,639)
Accounts payable	(1,625)	—	(1,625)	40,258	—	40,258	(10,552)	—	(10,552)
Accrued expenses and other current liabilities	(57,435)	1,802	(55,633)	(20,093)	157	(19,936)	(16,964)	(350)	(17,314)
Deferred revenue	(4,744)	—	(4,744)	(4,844)	—	(4,844)	3,669	—	3,669
Other long-term liabilities	(15,730)	—	(15,730)	(7,200)	—	(7,200)	9,469	—	9,469

Net cash provided by (used in) continuing operations	(37,711)	—	(37,711)	10,401	—	10,401	61,241	—	61,241
Net cash provided by (used in) discontinued operations	87	—	87	(5,385)	—	(5,385)	1,406	—	1,406

Net cash provided by (used in) operating activities	$(37,624)	$—	$(37,624)	$5,016	$—	$5,016	$62,647	$—	$62,647

Note 3. Goodwill and Other Intangible Assets

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

Note 4. Restructuring Charges

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

Note 5. Other Expense (Income)

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

March 31, 2005 Carrying Amount
Assets
Cash and cash equivalents	$6,191
Accounts receivable, net	17,089
Inventory	5,646
Prepaid expenses, deferred income taxes and other current assets	960
Equipment on operating leases, net	4,286
Property and equipment, net	1,429
Goodwill	2,951
Deferred income taxes	1,558
Other assets	4,801

Assets held for sale – discontinued operations	$44,911

March 31, 2005 Carrying Amount
Liabilities
Accounts payable	$5,820
Accrued expenses and other current liabilities	5,455
Taxes payable	1,348
Deferred revenue	2,394
Deferred income taxes and other long-term liabilities	1,444

Liabilities held for sale – discontinued operations	$16,461

Note 7. Income Taxes

The provision (benefit) for income taxes attributable to continuing operations for the years ended March 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
U.S. income tax
Current	$(10,044)	$4,313	$748
Deferred	1,409	1,963	52,702

Total U.S. tax provision (benefit)	(8,635)	6,276	53,450
U.K. income tax
Current	—	—	—
Deferred	—	—	(17,319)

Total U.K. tax provision (benefit)	—	—	(17,319)
Other international income tax
Current	1,207	(25,558)	6,020
Deferred	(217)	(645)	1,315

Total other international tax provision (benefit)	990	(26,203)	7,335

Total provision (benefit) for income taxes	$(7,645)	$(19,927)	$43,466

A reconciliation of the United Kingdom statutory corporation tax rate to the effective rate for the years ended March 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Tax (benefit) charge at standard U.K. rate	$(16,921)	$(44,286)	$(21,062)
Profits (losses) taxed at other than standard U.K. rate	(3,002)	(12,845)	(4,045)
Valuation allowance changes affecting the provision (benefit) for income taxes	48,951	26,028	72,707
Write-down of goodwill	—	21,257	—
Settlement of uncertain tax positions	(45,699)	(24,389)	—
Dividend income	9,604	9,203	—
Other permanent differences	(578)	5,105	(4,134)

Provision (benefit) for income taxes	$(7,645)	$(19,927)	$43,466

The United Kingdom statutory corporation tax rate was 30% in fiscal years 2006, 2005 and 2004.

The tax effects of temporary differences that comprise the elements of deferred tax at March 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Accrued expenses not deducted for tax purposes	$6,570	$15,161
Reserves for inventory and accounts receivable not deducted for tax purposes	21,910	23,508
Tax loss carryforwards	1,322,289	1,261,663
Tax credit carryforwards	3,200	3,201
Depreciation and other	3,455	5,040

Total gross deferred tax assets	1,357,424	1,308,573
Valuation allowance	(1,353,746)	(1,301,769)

Net deferred tax assets	3,678	6,804
Deferred tax liabilities:
Expenses deducted for tax purposes not expensed for U.S. GAAP	(7,037)	(2,384)
Reserves for inventory and accounts receivable not expensed for U.S. GAAP	—	(8)
Currency exchange gains not taxed	—	(2,616)
Leases and depreciation	(2,233)	(7,286)

Total gross deferred tax liabilities	(9,270)	(12,294)

Net deferred tax liability	$(5,592)	$(5,490)

Net deferred tax assets (liabilities) as of March 31, 2006 and 2005 were classified in the consolidated balance sheets as follows:

	2006	2005
Deferred tax assets—current	$1,314	$1,379
Deferred tax assets—non-current	87	7,388
Deferred tax liabilities—current	(1,388)	(2,391)
Deferred tax liabilities—non-current	(5,605)	(11,866)

Net deferred tax asset liability	(5,592)	(5,490)

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

The valuation allowance for deferred tax assets as of March 31, 2006, and 2005 was $1,353.7 million and $1,301.7 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2006 and 2005 in most jurisdictions and therefore a valuation allowance has been recorded to reserve our deferred tax assets at March 31, 2006 and 2005 in these jurisdictions.

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

Note 8. Earnings per Share

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

Note 9. Segment Reporting

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

The following tables present information about the Company’s segments.

Revenue, Gross profit, Operating earnings (loss) from continuing operations and Interest Expense

	Year ended March 31,
	2006	2005	2004
(in thousands)	(Restated*)	(Restated*)	(Restated*)
Revenue
United States	$522,399	$559,918	$646,046
Europe/Australia	573,571	606,833	609,336

Total Revenue	$1,095,970	$1,166,751	$1,255,382

Gross profit
United States	$178,628	$208,403	$263,436
Europe/Australia	170,608	195,506	195,961

Total Gross profit	$349,236	$403,909	$459,397

Operating earnings (loss) from continuing operations
United States	$(1,046)	$(12,800)	$10,324
Europe/Australia (2)	2,283	(64,263)	(5,031)

Subtotal	1,237	(77,063)	5,293
Other (1)	(30,556)	(38,361)	(20,856)

Total Operating earnings (loss) from continuing operations	$(29,319)	$(115,424)	$(15,563)

Interest expense
United States	$1,048	$1,208	$1,182
Europe/Australia	2,481	1,279	1,992

Subtotal	3,529	2,487	3,174
Other (1)	28,191	29,019	30,597

Total Interest expense	$31,720	$31,506	$33,771

*	See Note 2 – “Restatement”
(1)	Other primarily includes corporate expenses and foreign exchange gains/losses.
(2)	Includes goodwill impairment charge of $70.9 million during fiscal year 2005.

Approximately 52.3%, 52.0% and 48.5% of the Company’s revenue in fiscal years 2006, 2005 and 2004, respectively, was generated outside the United States.

Capital Expenditures and Depreciation and Amortization

	Year ended March 31,
	2006	2005	2004
	(Restated*)	(Restated*)	(Restated*)
Capital Expenditures
United States	$5,630	$10,926	$19,553
Europe/Australia	7,375	10,527	10,749

Subtotal	13,005	21,453	30,302
Other (1)	80	618	2,430

Total Capital Expenditures	$13,085	$22,071	$32,732

Depreciation and Amortization
United States	$18,631	$25,552	$30,894
Europe/Australia	8,950	10,974	13,552

Subtotal	27,581	36,526	44,446
Other (2)	1,306	2,190	1,636

Total Depreciation and Amortization	$28,887	$38,716	$46,082

*	See Note 2 – “Restatement”
(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	Year ended March 31,
	2006	2005
	(Restated*)	(Restated*)
Assets
United States	$204,400	$234,986
Europe/Australia	338,076	382,797

Subtotal	542,476	617,783
Other (1)	86,316	154,016

Total Assets	$628,792	$771,799

Long-lived Assets (2)
United States	$92,011	$106,034
Europe/Australia	127,015	138,510

Subtotal	219,026	244,544
Other (1)	57,197	70,688

Total Long-lived Assets	$276,223	$315,232

*	See Note 2 – “Restatement”
(1)	Other includes corporate assets.
(2)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill and other intangibles, deferred tax assets and other assets, all of which are net of their related depreciation and amortization.

Note 10. Quarterly Financial Data (unaudited)

The following table presents selected quarterly financial data for the periods indicated:

	June 30	Sept. 30	Dec. 31	March 31	Total Year
	(Restated *)	(Restated *)	(Restated *)	(Restated *)	(Restated *)
Fiscal 2006
Total Revenue	$292,578	$266,736	$265,461	$271,195	$1,095,970

Gross profit	98,322	86,913	84,488	79,513	349,236
Earnings (loss) from continuing operations, net of tax (1)	(19,413)	(14,026)	3,144	(23,039)	(53,334)
Earnings (loss) from and gain (loss) on sale of discontinued operations, net of tax	(976)	(30,589)	(63)	(250)	(31,878)
Net earnings (loss)	(20,389)	(44,615)	3,081	(23,289)	(85,212)

Basic and diluted net earning (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	(0.39)	(0.30)	(0.04)	(0.44)	(1.17)
Net earnings (loss) from discontinued operations	(0.01)	(0.48)	0.00	(0.01)	(0.50)
Net earnings (loss)	(0.40)	(0.78)	(0.04)	(0.45)	(1.67)
Stock prices (high/low) per ADS	$1.65–$1.20	$2.78–$1.48	$2.72–$1.27	$1.72–$1.37	$2.78–$1.20

*	See Note 2 – “Restatement”

	June 30	Sept. 30	Dec. 31	March 31	Total Year
	(Restated *)	(Restated *)	(Restated *)	(Restated *)	(Restated *)
Fiscal 2005
Total Revenue	$293,493	$292,575	$296,573	$284,110	$1,166,751
Gross profit	113,027	106,033	106,893	77,956	403,909
Earnings (loss) from continuing operations, net of tax (2)	1,458	(2,333)	4,905	(131,028)	(126,998)

Earnings (loss) from discontinued operations, net of tax	(1,028)	(27)	(959)	(5,333)	(7,347)
Net earnings (loss)	430	(2,360)	3,946	(136,361)	(134,345)

Basic and diluted net earning (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	(0.06)	(0.12)	0.00	(2.16)	(2.34)
Net earnings (loss) from discontinued operations	(0.01)	(0.00)	(0.02)	(0.08)	(0.11)
Net earnings (loss)	(0.07)	(0.12)	(0.02)	(2.24)	(2.45)
Stock prices (high/low) per ADS	$4.81–$3.53	$4.89–$3.57	$3.77–$2.96	$3.12–$1.34	$4.89–$1.34

*	See Note 2 – “Restatement”
(1)	Includes a charge of $2.9 million relating to the correction of an error in the accounting for long-lived assets at March 31, 2005 which was recorded in the first quarter and credits of $5.5 million related to prior years’ sales tax recoveries in the United States, of which $2.2 million was recorded in the third quarter and $3.3 million was recorded in the second quarter.
(2)	Includes a $19.0 million tax benefit resulting from a change in estimate recorded in the third quarter ended December 31, 2004 and a goodwill impairment charge of $70.9 million, a restructuring charge of $12.7 million, and a charge to accounts receivable allowances due to a change in estimate of $14.3 million for the fourth quarter ended March 31, 2005.

Note 11. Equipment on Operating Leases, net

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

Note 12. Property and Equipment, net

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

Note 13. Debt

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

$252,444

Note 14. 6.50% Senior Convertible Participating Shares

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

Note 15. Employee Benefit Plans

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

Note 16. Share Option and Stock Compensation Plans

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

Note 17. Commitments and Contingencies

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

Note 18. Financial Instruments

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

Note 19. Related Party Transactions

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

Note 20. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

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

Supplemental Condensed Consolidating Statement of Operations

For the year ended March 31, 2006 (in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Revenue:
Retail equipment and related sales	$—	$275,664	$147,322	$—	$422,986
Retail service	—	312,033	186,787	—	498,820
Retail supplies and rentals	—	65,356	15,330	—	80,686
Wholesale	—	—	93,478	—	93,478

Total Revenue	—	653,053	442,917	—	1,095,970

Cost of Sales
Retail equipment and related sales costs	—	191,256	105,066	—	296,322
Retail service costs	—	197,756	124,411	—	322,167
Retail supplies and rental costs, including depreciation on rental assets	—	45,146	5,885	—	51,031
Wholesale costs	—	—	77,214	—	77,214

Total cost of sales	—	434,158	312,576	—	746,734

Gross profit	—	218,895	130,341	—	349,236
Operating expense
Selling, general and administrative expenses	6,027	239,036	120,484	—	365,547
Restructuring charges	—	6,015	6,487	—	12,502
Equity (income) loss	93,910	75,658	34,247	(203,815)	—
Other (income) expense	14,150	(15,251)	1,607	—	506

Total operating expenses	114,087	305,458	162,825	(203,815)	378,555

Operating earnings (loss) from continuing operations	(114,087)	(86,563)	(32,484)	203,815	(29,319)
Interest expense	(72,899)	(27,324)	(107,139)	175,642	(31,720)
Interest income	101,774	28,255	45,673	(175,642)	60

Earnings (loss) from continuing operations before income taxes	(85,212)	(85,632)	(93,950)	203,815	(60,979)
Provision (benefit) for income taxes	—	(8,808)	1,163	—	(7,645)

Earnings (loss) from continuing operations	(85,212)	(76,824)	(95,113)	203,815	(53,334)
Earning (loss) from discontinued operations, net of tax	—	(806)	(482)	—	(1,288)
Gain (loss) on sale of discontinued operations, net of tax	—	14,572	(45,162)	—	(30,590)

Net earnings (loss)	$(85,212)	$(63,058)	$(140,757)	$203,815	$(85,212)

*	See Note 2 – “Restatement”

Supplemental Condensed Consolidating Statement of Operations

For the year ended March 31, 2005 (in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	( Restated*)	(Restated*)	(Restated*)	(Restated*)
Revenue:
Retail equipment and related sales	$—	$275,425	$146,848	$—	$422,273
Retail service	—	352,520	204,502	—	557,022
Retail supplies and rentals	—	74,085	18,590	—	92,675
Wholesale	—	—	94,781	—	94,781

Total revenue	—	702,030	464,721	—	1,166,751

Cost of sales:
Retail equipment and related sales costs	—	182,532	99,798	—	282,330
Retail service costs	—	215,980	128,586	—	344,566
Retail supplies and rental costs, including depreciation on rental assets	—	48,796	9,027	—	57,823
Wholesale costs	—	—	78,123	—	78,123

Total cost of sales	—	447,308	315,534	—	762,842

Gross profit	—	254,722	149,187	—	403,909
Operating expenses:
Selling, general and administrative expenses	6,563	295,361	136,180	—	438,104
Restructuring charges	—	5,566	4,125	—	9,691
Impairment charges	—	21,595	49,259	—	70,854
Equity (income) loss	147,385	100,193	75,203	(322,781)	—
Other (income) expense	6,309	(78,595)	72,970	—	684

Total operating expenses	160,257	344,120	337,737	(322,781)	519,333

Operating earnings (loss) from continuing operations	(160,257)	(89,398)	(188,550)	322,781	(115,424)
Interest expense	(27,001)	(25,265)	(72,392)	93,152	(31,506)
Interest income	52,913	30,786	9,458	(93,152)	5

Earnings (loss) from continuing operations before income taxes	(134,345)	(83,877)	(251,484)	322,781	(146,925)
Provision (benefit) for income taxes	—	5,749	(25,676)	—	(19,927)

Earnings (loss) from continuing operation	(134,345)	(89,626)	(225,808)	322,781	(126,998)
Earnings (loss) from discontinued operations, net of tax	—	(6,450)	(897)		(7,347)

Net earnings (loss)	$(134,345)	$(96,076)	$(226,705)	$322,781	$(134,345)

*	See Note 2 – “Restatement”

Supplemental Condensed Consolidating Statement of Operations

For the year ended March 31, 2004 (in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Revenue:
Retail equipment and related sales	$—	$305,267	$137,856	$—	$443,123
Retail service	—	402,576	205,636	—	608,212
Retail supplies and rentals	—	84,918	21,838	—	106,756
Wholesale	—	—	97,291	—	97,291

Total revenue	—	792,761	462,621	—	1,255,382

Cost of sales:
Retail equipment and related sales costs	—	200,574	91,392	—	291,966
Retail service costs	—	231,177	132,216	—	363,393
Retail supplies and rental costs, including depreciation on rental assets	—	51,461	10,924	—	62,385
Wholesale costs	—	—	78,241	—	78,241

Total cost of sales	—	483,212	312,773	—	795,985

Gross profit	—	309,549	149,848	—	459,397
Operating expenses:
Selling, general and administrative expenses	4,804	295,884	125,321	—	426,009
Restructuring charges	—	32,788	13,908	—	46,696
Equity (income) loss	148,641	113,180	73,976	(335,797)	—
Other (income) expense	(20,686)	5,887	25,080	(8,026)	2,255

Total operating expenses	132,759	447,739	238,285	(343,823)	474,960

Operating earnings (loss) from continuing operations	(132,759)	(138,190)	(88,437)	343,823	(15,563)
Interest expense	(28,914)	(2,968)	(40,186)	38,297	(33,771)
Interest income	38,282	730	—	(38,297)	715
Write-off of debt issuance costs	(20,563)	—	—	—	(20,563)

Earnings (loss) from continuing operations before income taxes	(143,954)	(140,428)	(128,623)	343,823	(69,182)
Provision (benefit) for income taxes	(13,619)	50,039	7,046	—	43,466

Earnings (loss) from continuing operation	(130,335)	(190,467)	(135,669)	343,823	(112,648)
Earnings (loss) from discontinued operations, net of tax	—	(4,054)	(13,633)	—	(17,687)

Net earnings (loss)	$(130,335)	$(194,521)	$(149,302)	$343,823	$(130,335)

*	See Note 2 – “Restatement”

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2006 (in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Assets
Current assets:
Cash and cash equivalents	$4,619	$22,512	$27,337	$—	$54,468
Restricted cash	—	6,205	14,324	—	20,529
Accounts receivable, net	—	92,997	96,357	—	189,354
Inventories	—	43,874	36,093	—	79,967
Due (to)/from affiliate	(513,135)	464,429	48,706	—	—
Prepaid expenses, deferred income taxes and other current assets	29	3,437	4,785	—	8,251

Total current assets	(508,487)	633,454	227,602	—	352,569
Equipment on operating leases, net	—	7,846	4,292	—	12,138
Property and equipment, net	16	32,428	4,654	—	37,098
Goodwill, net	—	127,019	79,155	—	206,174
Other intangible assets, net	—	1,861	—	—	1,861
Investment in subsidiaries	761,885	(55,438)	639,534	(1,345,981)	—
Deferred income taxes	—	—	87	—	87
Other assets	4,385	12,482	1,998	—	18,865

Total assets	$257,799	$759,652	$957,322	$(1,345,981)	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$11,265	$251	$—	$11,516
Accounts payable	434	97,730	67,503	—	165,667
Accrued expenses and other current liabilities	10,193	49,216	34,235	—	93,644
Taxes Payable	190	11,356	9,701	—	21,247
Deferred revenue	—	18,580	14,447	—	33,027

Total current liabilities	10,817	188,147	126,137	—	325,101
Long-term debt and notes payable, less current maturities	236,673	1,330	78	—	238,081
Deferred income taxes and other long-term liabilities	—	30,714	24,587	—	55,301

Total liabilities	247,490	220,191	150,802	—	618,483

6.5% convertible participating shares	321,541	—	—	—	321,541
Total shareholder’s equity (deficit)	(311,232)	539,461	806,520	(1,345,981)	(311,232)

Total liabilities & shareholders’ equity (deficit)	$257,799	$759,652	$957,322	$(1,345,981)	$628,792

*	See Note 2 – “Restatement”

Supplemental Condensed Consolidating Balance Sheet Information

As of March 31, 2005 (in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Assets
Current assets:
Cash and cash equivalents	$9,988	$25,314	$41,667	$—	$76,969
Restricted cash	—	8,471	6,485	—	14,956
Accounts receivable, net	—	109,970	104,218	—	214,188
Inventories	—	43,508	47,521	—	91,029
Due (to)/from affiliates	(530,152)	446,074	88,465	(4,387)	—
Assets held for sale-discontinued operations	—	17,257	27,654	—	44,911
Prepaid expenses, deferred income taxes and other current assets	33	5,998	8,483	—	14,514

Total current assets	(520,131)	656,592	324,493	(4,387)	456,567
Equipment on operating leases, net	—	13,601	5,556	—	19,157
Property and equipment, net	27	43,539	5,659	—	49,225
Goodwill	—	129,217	84,314	—	213,531
Other intangible assets, net	—	2,406	—	—	2,406
Investment in subsidiaries	847,721	12,106	726,963	(1,586,790)	—
Deferred income taxes	—	4,918	2,470	—	7,388
Other assets	5,417	16,261	1,847	—	23,525

Total assets	$333,034	$878,640	$1,151,302	$(1,591,177)	$771,799

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$1,435	$873	$—	$2,308
Accounts payable	790	93,460	73,042	—	167,292
Accrued expenses and other current liabilities	10,294	65,335	44,501	—	120,130
Taxes payable	(54)	7,738	28,565	—	36,249
Liabilities held for sale	—	7,725	8,736	—	16,461
Deferred revenue	—	20,039	17,733	—	37,772

Total current liabilities	11,030	195,732	173,450	—	380,212
Long-term debt and notes payable, less current maturities	236,173	2,536	697	—	239,406
Deferred income taxes and other long-term liabilities	—	45,860	20,490	—	66,350

Total liabilities	247,203	244,128	194,637	—	685,968

6.5% convertible participating shares	299,906	—	—	—	299,906
Total shareholders’ equity (deficit)	(214,075)	634,512	956,665	(1,591,177)	(214,075)

Total liabilities & shareholders’ equity (deficit)	$330,034	$878,640	$1,151,302	$(1,591,177)	$771,799

*	See Note 2 – “Restatement”

Supplemental Condensed Consolidating Statements of Cash Flows

For the years ended March 31, 2006 (in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Net cash provided by (used in) continuing operations	$(5,996)	$(21,293)	$(10,422)	$(37,711)
Net cash provided by (used in) discontinued operations	—	609	(522)	87

Net cash provided by (used in) operating activities	(5,996)	(20,684)	(10,944)	(37,624)

Investing activities
Capital expenditures	—	(7,696)	(5,389)	(13,085)
Proceeds from sale of discontinued operations, net of cash	—	16,924	—	16,924
Proceeds from sale of property and equipment	—	210	23	233

Net cash used in continuing investing activities	—	9,438	(5,366)	4,072
Net cash used in discontinued investing activities	—	(101)	(355)	(456)

Net cash used in investing activities	—	9,337	(5,721)	3,616

Financing activities
Net borrowings (payments) of debt	—	8,660	(1,179)	7,481
Proceeds from stock options exercised	627	—	—	627

Net cash provided by (used in) continuing financing activities	627	8,660	(1,179)	8,108
Net cash provided by (used in) discontinuing financing activities	—	—	(99)	(99)

Net cash provided by (used in) financing activities	627	8,660	(1,278)	8,009

Effect of exchange rates on cash	—	(467)	(2,226)	(2,693)

Net increase (decrease) in cash and cash equivalents	(5,369)	(3,154)	(20,169)	(28,692)
Cash and cash equivalents from continuing operations, beginning of period	9,988	25,314	41,667	76,969
Cash and cash equivalents from discontinued operations, beginning of period	—	352	5,839	6,191

Cash and cash equivalents, end of period	$4,619	$22,512	$27,337	$54,468

*	See Note 2 – “Restatement”

Supplemental Condensed Consolidating Statements of Cash Flows

For the years ended March 31, 2005 (in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Net cash provided by (used in) continuing operations	$(59,566)	$38,785	$31,182	$10,401
Net cash provided by (used in) discontinued operations	—	(9,173)	3,788	(5,385)

Net cash provided by (used in) operating activities	(59,566)	29,612	34,970	5,016

Investing activities
Capital expenditures	—	(15,377)	(6,694)	(22,071)
Purchase of subsidiary, net of cash acquired	—	(2,110)	—	(2,110)
Proceeds from sale of discontinued operations, net of cash	—	209	—	209
Proceeds from sale of property and equipment	—	384	59	443

Net cash used in continuing investing activities	—	(16,894)	(6,635)	(23,529)
Net cash used in discontinued investing activities	—	(308)	(2,372)	(2,680)

Net cash used in investing activities	—	(17,202)	(9,007)	(26,209)

Financing activities
Net borrowings (payments) of debt	—	(1,102)	(1,304)	(2,406)
Restricted cash	—	(5,000)	—	(5,000)
Proceeds from stock options exercised	1,165	—	—	1,165

Net cash provided by (used in) continuing financing activities	1,165	(6,102)	(1,304)	(6,241)
Net cash provided by (used in) discontinuing financing activities	—	—	(361)	(361)

Net cash provided by (used in) financing activities	1,165	(6,102)	(1,665)	(6,602)

Effect of exchange rates on cash	—	2,099	899	2,998

Net increase (decrease) in cash and cash equivalents	(58,401)	8,407	25,197	(24,797)
Cash and cash equivalents from continuing operations, beginning of period	68,389	14,710	18,922	102,021
Cash and cash equivalents from discontinued operations, beginning of period	—	2,549	3,387	5,936
Cash and cash equivalents from discontinued operations, end of period	—	(352)	(5,839)	(6,191)

Cash and cash equivalents, end of period	$9,988	$25,314	$41,667	$76,969

*	See Note 2 – “Restatement”

Supplemental Condensed Consolidating Statements of Cash Flows

For the years ended March 31, 2004 (in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Net cash provided by (used in) continuing operations	$25,530	$19,813	$15,898	$61,241
Net cash provided by (used in) discontinued operations	—	5,102	(3,696)	1,406

Net cash provided by (used in) operating activities	25,530	24,915	12,202	62,647

Investing activities
Capital expenditures	—	(21,876)	(10,856)	(32,732)
Purchase of subsidiary, net of cash acquired	—	(457)	—	(457)
Proceeds from sale of property and equipment	—	2,594	1,613	4,207

Net cash used in continuing investing activities	—	(19,739)	(9,243)	(28,982)
Net cash used in discontinued investing activities	—	(100)	(6,004)	(6,104)

Net cash used in investing activities	—	(19,839)	(15,247)	(35,086)

Financing activities
Net borrowings (payments) of debt	10,725	(2,818)	(2,421)	5,486
Payment of debt issuance costs	(11,150)	—	—	(11,150)
Proceeds from stock options exercised	575	—	—	575

Net cash provided by (used in) continuing financing activities	150	(2,818)	(2,421)	(5,089)
Net cash provided by (used in) discontinuing financing activities	—	—	401	401

Net cash provided by (used in) financing activities	150	(2,818)	(2,020)	(4,688)

Effect of exchange rates on cash	—	1,103	2,488	3,591

Net increase (decrease) in cash and cash equivalents	25,680	3,361	(2,577)	26,464
Cash and cash equivalents from continuing operations, beginning of period	42,709	11,839	23,132	77,680
Cash and cash equivalents from discontinued operations, beginning of period	—	2,059	1,754	3,813
Cash and cash equivalents from discontinued operations, end of period	—	(2,549)	(3,387)	(5,936)

Cash and cash equivalents, end of period	$68,389	$14,710	$18,922	$102,021

*	See Note 2 – “Restatement”

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC

(2)	Subsidiary Guarantors include the following subsidiaries:

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

However, to address the material weaknesses described in our Management’s Annual Report on Internal Control over Financial Reporting, the Company performed additional analysis and other post-closing procedures in an effort to reasonably assure that the consolidated financial statements included in this Form 10-K/A for the fiscal year ended March 31, 2006 have been prepared in accordance with U. S. generally accepted accounting principles and fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management’s Annual Report on Internal Control Over Financial Reporting (as revised)

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

Additionally, on February 5, 2007, management concluded that the Company should restate its previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for its domestic income tax valuation allowance. The Company had previously established its domestic income tax valuation allowances assuming future taxable income would be generated from the turnaround of non-reversing book/tax timing difference for goodwill. It has been determined that the valuation allowance for Deferred Tax Assets should have been increased by $1.4 million during the fiscal year ended March 31, 2006 and by $2.0 million for fiscal year 2005. As a result of this restatement, management identified a material weakness in its controls over the accounting for its domestic income tax valuation allowance.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which is included below in Item 9A of this Form 10-K/A.

Planned Remediation Efforts to Address Material Weaknesses

To address the material weaknesses described above, management performed additional analysis and other post-closing procedures in an effort to reasonably assure that the consolidated financial statements included in its report for the fiscal year ended March 31, 2006 were prepared in accordance with U.S. generally accepted accounting principles and fairly present in all material respects, our financial condition, results of operations and cash flows for the periods presented.

We have begun planning and implementing changes to our processes to improve our internal control over financial reporting, remediate the identified material weaknesses and to establish adequate disclosure controls and internal controls over financial reporting as soon as reasonably practicable. The following are among the steps we have taken, or intend to take, to remediate the material weakness in our revenue and billing process identified as of March 31, 2006:

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

As a result of the material weakness in our income tax controls, we have implemented a formal review to ensure the proper accounting for our domestic income tax valuation allowance and we continue to monitor new and emerging accounting guidance and industry interpretations to assist in our application of generally accepted accounting principles. Additionally, we recorded an increase to our valuation allowance and related income tax expense and restated our previously filed financial statements for the years ended March 31, 2006 and 2005 and the quarters ended June 30, 2006 and September 30, 2006. Accordingly we are confident that, as of the date of this filing, we have fully remediated this material weakness in our internal controls over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Danka Business Systems PLC

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as revised), included in Item 9A, that Danka Business Systems PLC (“Danka” or the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•

Revenue and Billing Processes. As of March 31, 2006, a material weakness related to the revenue and billing processes existed within the Company’s internal controls over financial reporting. This material weakness related to (a) controls over the recording of copies made by customers in order to calculate service revenue, (b) controls over accurate input of contract information into Danka’s billing system in order to determine correct amounts to bill, (c) controls to timely identify and correct billing errors, including errors in sales taxes, (d) controls to determine the correct allocation for the provisions for billing disputes and inaccuracies and bad debt expense between revenue reductions and bad debt expense and (e) controls over ensuring that all criteria necessary to recognize revenue have been met prior to recognizing revenue. Although no material misstatements were discovered related to this process, until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim Consolidated Financial Statements could occur and not be prevented or detected by the Company’s controls in a timely manner.

•

Tax Accounting and Disclosure Process. Subsequent to March 31, 2006, a material weakness related to the tax accounting and disclosure process was identified within the Company’s internal controls over financial reporting. This material weakness related to controls over the accounting for the deferred tax asset valuation allowance recorded to properly value the Company’s deferred tax assets and resulted in an increase to the deferred tax asset valuation allowance of approximately $3.4 million being identified subsequent to year end. Management concluded that such incorrect accounting for the deferred tax asset valuation allowance constituted a material weakness in internal control over financial reporting as of March 31, 2006. As a result of this weakness in internal control, management concluded that the consolidated financial statements should be restated to increase income tax expense and increase the deferred tax asset valuation allowance in its consolidated balance sheet. See Note 2 to the consolidated financial statements for a full discussion of the effects of these changes to the Company’s consolidated financial statements.

Management previously concluded that the Company did not maintain effective internal control over financial reporting because of the existence of a material weakness in the revenue and billing processes. As described in the second bullet of the previous paragraph, the Company subsequently identified a misstatement in its annual and quarterly financial statements. Such matter resulted from a control deficiency that was also considered to be a material weakness. Accordingly, management has revised its assessment to include this additional material weakness and we have revised our report on internal control over financial reporting to include the additional material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2006 financial statements, and this report does not affect our report dated June 5, 2006, except for Notes 1, 2, 7, 9, and 20, as to which the date is February 5, 2007, on those consolidated financial statements.

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

/s/ Ernst & Young LLP

Tampa, Florida

June 5, 2006, except for the effects of the material weakness described in the second bullet to the fifth paragraph above, as to which the date is February 5, 2007.

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

Date: February 13, 2007	DANKA BUSINESS SYSTEMS PLC (Registrant)

	By:	/s/ A. D. Frazier
A.D. Frazier, Chief Executive Officer and Chairman of the Board (Chief Executive Officer)

	By:	/s/ Edward K. Quibell
Edward K. Quibell, Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on February 13, 2007.

Signature	Title
/s/ A.D. Frazier	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board
A.D. Frazier

/s/ KEVIN C. DALY	Director
Kevin C. Daly

/s/ DAVID DOWNES	Director
David Downes

/s/ JAIME ELLERTSON	Director
Jaime Ellertson

/s/ CHRISTOPHER B. HARNED	Director
Christopher B. Harned

/s/ W. ANDREW MCKENNA	Director
W. Andrew McKenna

Eric D. Muller

/s/ Joseph E. Parzick	Director
Joseph E. Parzick

/s/ J. ERNEST RIDDLE	Director
J. Ernest Riddle

/s/ ERIK VONK	Director
Erik Vonk

/s/ Edward K. Quibell	Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)
Edward K. Quibell