Form 10-Q/A
period 2006-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2007-02-13
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Amendment No. 1 Explanatory Note

On February 5, 2007, management concluded, after review of its interpretation of Financial Accounting Standard No. 109, “Accounting for Income Taxes” and discussions with the Audit Committee of our Board of Directors, that we should restate our previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for our domestic income tax valuation allowance. We had previously established our valuation allowances assuming future taxable income would be generated from the turnaround of non-reversing book/tax timing differences for goodwill. It has been determined that the valuation allowances on Deferred Tax Assets should have been increased by $1.4 million for the fiscal year ended March 31, 2006 and by approximately $2.0 million for the year ended March 31, 2005 and prior.

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

This Amendment No. 1 on Form 10-Q/A which amends and restates the Company’s Form 10-Q for the quarter ended June 30, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2006 (the “Original Filing”), is being filed to reflect the restatement of the condensed consolidated financial statements and other financial information of the Company as presented herein.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety with the only changes made being related to the restatement. This Form 10-Q/A includes such restated condensed consolidated financial statements and related notes thereto and other information related to such restated condensed consolidated financial statements, including revisions to Item 4 of Part II, Controls and Procedures and Item 6 of Part II, Exhibits. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include a letter of awareness from the Company’s independent registered public accounting firm and certifications re-executed as of the date of this Form 10-Q/A from the Company’s Chief Executive Officer and Chief Financial Officer. The certifications of the Chief Executive Officer and Chief Financial Officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

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

Additionally, on February 5, 2007, management concluded that the Company should restate its previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for its domestic income tax valuation allowance. As a result of this restatement, management identified a material weakness in its controls over the accounting for of its domestic income tax valuation allowance.

As a result of the material weakness in our income tax controls, we have implemented a formal review to ensure the proper accounting for our domestic income tax valuation allowance and we continue to monitor new and emerging accounting guidance and industry interpretations to assist in our application of generally accepted accounting principles. Additionally, we recorded an increase to our valuation allowance and related income tax expense and restated our previously filed financial statements for the years ended March 31, 2006 and 2005 and the quarters ended June 30, 2006 and September 30, 2006. Accordingly we are confident that, as of the date of this filing, we have fully remediated this material weakness in our internal controls over financial reporting..

For further detail regarding the above restatement and resulting material weakness, please see our discussion on Item 4 – Controls and Procedures.

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

Compliance with Sarbanes-Oxley Act of 2002 — Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors are required to attest to, the effectiveness of our internal controls over financial reporting on an annual basis. Testing and evaluation of the design and operating effectiveness of our internal control over financial reporting continued on an ongoing basis. As a result of our assessment conducted as of March 31, 2006, we identified a material weakness in our revenue and billing process in the United States. Additionally, on February 5, 2007, the Company identified an error in its accounting for its domestic income tax valuation allowance and determined that it needed to restate its previously filed financial statements to correct the error. Based on this restatement, management concluded that another material weakness existed at March 31, 2006 related to its income tax accounting process.

We are committed to addressing these material weaknesses. However, if we are unsuccessful in our focused effort to permanently and effectively remediate these material weaknesses, or otherwise fail to maintain adequate internal controls over financial reporting, our ability to accurately and timely report our financial condition may be adversely impacted. In addition, if we do not remediate these weaknesses, we will not be able to conclude, pursuant to Section 404 of the Sarbanes-Oxley Act and Item 308 of Regulation S-K, that our internal controls over financial reporting are effective in the current fiscal year. It is not possible to say at this time what conclusions our management or independent registered certified public accounting firm might reach with respect to the effectiveness of our internal controls over financial reporting at the end of fiscal year 2007. In the event of non-compliance, we may lose the trust of our customers, suppliers and security holders, and our stock price could be adversely impacted. For more information, see “Controls and Procedures” in Item 4. Controls and Procedures, included in this report.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three Months Ended June 30, 2006 and 2005

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended June 30
	2006 (Restated *)	2005 (Restated *)
Revenue:
Retail equipment and related sales	$92,080	$114,052
Retail service	124,611	132,305
Retail supplies and rentals	19,852	22,248
Wholesale	23,662	23,973

Total revenue	260,205	292,578

Cost of sales:
Retail equipment and related sales costs	63,143	77,714
Retail service costs	78,352	83,537
Retail supplies and rental costs, including depreciation on rental assets	11,290	13,414
Wholesale costs	19,529	19,591

Total cost of sales	172,314	194,256

Gross profit	87,891	98,322
Operating expenses:
Selling, general and administrative expenses	78,833	102,829
Restructuring charges	12,351	6,087
Loss on sale of subsidiary	2,507	—
Other expense (income)	(539)	(1,309)

Total operating expenses	93,152	107,607

Operating earnings (loss) from continuing operations	(5,261)	(9,285)
Interest expense	(7,961)	(7,912)
Interest income	213	—

Earnings (loss) from continuing operations before income taxes	(13,009)	(17,197)
Provision (benefit) for income taxes	(1,070)	1,368

Earnings (loss) from continuing operations	(11,939)	(18,565)
Earnings (loss) from discontinued operations, net of tax	(263)	(1,503)
Gain (loss) on sale of discontinued operations, net of tax	—	(321)

Net earnings (loss)	$(12,202)	$(20,389)

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$(11,939)	$(18,565)
Dividends and accretion on participating shares	(5,606)	(5,326)

Net earnings (loss) from continuing operations attributable to common shareholders	$(17,545)	$(23,891)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.27)	$(0.38)
Net earnings (loss) from discontinued operations	—	(0.02)

Net earnings (loss)	$(0.27)	$(0.40)

Weighted average ADSs	64,132	63,556

*	See Note 1 – “Restatement and Basis of Presentation – Restatement”

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of June 30, 2006 and March 31, 2006

(In thousands except per share data)

	June 30, 2006 (Restated *)	March 31, 2006 (Restated *)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,465	$54,468
Restricted cash	21,285	20,529
Accounts receivable, net of allowance for doubtful accounts	189,275	189,354
Inventories	86,733	79,967
Prepaid expenses, deferred income taxes and other current assets	10,874	8,251

Total current assets	348,632	352,569
Equipment on operating leases, net	11,780	12,138
Property and equipment, net	35,167	37,098
Goodwill	211,184	206,174
Other intangible assets, net of accumulated amortization	629	1,861
Deferred income taxes	1,373	87
Other assets	18,148	18,865

Total assets	$626,913	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$12,287	$11,516
Accounts payable	171,600	165,667
Accrued expenses and other current liabilities	86,621	93,644
Taxes payable	23,732	21,247
Deferred revenue	33,328	33,027

Total current liabilities	327,568	325,101
Long-term debt and notes payable, less current maturities	238,028	238,081
Deferred income taxes and other long-term liabilities	56,526	55,301

Total liabilities	622,122	618,483

6.5% senior convertible participating shares	327,147	321,541
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,330	5,330
Additional paid-in capital	329,745	329,745
Accumulated deficit	(618,003)	(600,195)
Accumulated other comprehensive loss	(39,428)	(46,112)

Total shareholders’ equity (deficit)	(322,356)	(311,232)

Total liabilities and shareholders’ equity (deficit)	$626,913	$628,792

*	See Note 1 – “Restatement and Basis of Presentation – Restatement”

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Three Months Ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2006 (Restated *)	2005 (Restated *)
Operating activities:
Net earnings (loss)	$(12,202)	$(20,389)
Loss from discontinued operations	(263)	(1,824)

Earnings (loss) from continuing operations	(11,939)	(18,565)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,000	7,801
Deferred income taxes	(647)	296
Amortization of debt issuance costs	476	521
(Gain) loss on sale of property & equipment and equipment on operating leases	(101)	205
Loss on sale of subsidiary, net of cash	2,103	—
Proceeds from sale of equipment on operating leases	193	3
Restructuring charges	12,351	6,087
Changes in net assets and liabilities:
Accounts receivable	(538)	15,628
Inventories	(7,002)	(14,645)
Prepaid expenses and other current assets	(2,633)	(1,286)
Other non-current assets	(3,154)	6,169
Accounts payable	6,301	15,531
Accrued expenses and other current liabilities	(16,610)	(28,153)
Deferred revenue	475	(930)
Other long-term liabilities	584	(1,307)

Net cash used in continuing operations	(14,141)	(12,645)
Net cash used in discontinued operations	—	(535)

Net cash used in operating activities	(14,141)	(13,180)

Investing activities:
Capital expenditures	(3,185)	(3,331)
Proceeds from sale of discontinued operations, net of cash	—	11,972
Proceeds from the sale of property and equipment	23	84

Net cash (used in) provided by continuing investing activities	(3,162)	8,725
Net cash used in discontinued investing activities	—	(326)

Net cash (used in) provided by investing activities	(3,162)	8,399
Financing activities:
Borrowings under line of credit agreements	17,000	816
Payments under line of credit agreements	(16,007)	(52)
Payments under capital lease arrangements	(430)	(810)
Proceeds from stock options exercised	—	16

Net cash provided by (used in) continuing financing activities	563	(30)
Net cash used in discontinued financing activities	—	(25)

Net cash provided by (used in) financing activities	563	(55)

Effect of exchange rates	2,737	(3,093)

Net decrease in cash and cash equivalents	(14,003)	(7,929)
Cash and cash equivalents from continuing operations, beginning of period	54,468	76,969
Cash and cash equivalents from discontinued operations, beginning of period	—	6,191
Cash and cash equivalents from discontinued operations, end of period	—	(4,747)

Cash and cash equivalents, end of period	$40,465	$70,484

Supplemental disclosures - cash flow information:
Interest paid	$13,912	$13,902
Income taxes paid	333	261

*	See Note 1 – “Restatement and Basis of Presentation – Restatement”

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Restatement and Basis of Presentation

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

For the actual impact of these financial statement adjustments to the periods presented, see the tables below.

Impact of the Financial Statement Adjustments on the Consolidated Condensed Statements of Operations

The table below presents the impact of the financial statement adjustments related to the restatement of our previously reported Consolidated Condensed Statements of Operations for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,
	2006			2005
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Operating expenses:
Selling, general and administrative expenses	$78,833	$—	$78,833	$102,912	$(83)	$102,829
Restructuring charges	12,351	—	12,351	6,087	—	6,087
Loss on sale of subsidiary	2,507	—	2,507	—	—	—
Other Expense (income)	(539)	—	(539)	(1,309)	—	(1,309)

Total operating expenses	93,152	—	93,152	107,690	(83)	107,607

Operating profit from continuing operations	(5,261)	—	(5,261)	(9,368)	83	(9,285)
Interest Expense	(7,961)	—	(7,961)	(7,912)	—	(7,912)
Interest Income	213	—	213	—	—	—

Earnings (loss) from continuing operations before tax	(13,009)	—	(13,009)	(17,280)	83	(17,197)
Provision (benefit) for income taxes	(1,438)	368	(1,070)	1,016	352	1,368

Earnings (loss) from continuing ops	(11,571)	(368)	(11,939)	(18,296)	(269)	(18,565)
Earnings (loss) from discontinued operations, net of tax	(263)	—	(263)	(1,503)	—	(1,503)
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	(321)	—	(321)

Net Earnings (loss)	$(11,834)	$(368)	$(12,202)	$(20,120)	$(269)	$(20,389)

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$(11,571)	$(368)	$(11,939)	$(18,296)	$(269)	$(18,565)
Dividends and accretion on participating shares	(5,606)	—	(5,606)	(5,326)	—	(5,326)

Net earnings (loss) from continuing operations attributable to common shareholders	$(17,177)	$(368)	$(17,545)	$(23,622)	$(269)	$(23,891)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.27)	$—	$(0.27)	$(0.37)	$(.01)	$(0.38)
Net earnings (loss) from discontinued operations	—	—	—	(0.03)	$.01	(0.02)

Net earnings (loss)	$(0.27)	$—	$(0.27)	$(0.40)	$—	$(0.40)

Weighted average ADSs	64,132	—	64,132	63,556	—	63,556

Impact of the Financial Statement Adjustments on the Consolidated Condensed Balance Sheets

The table below presents the impact of the financial statement adjustments related to the restatement of our previously reported Consolidated Condensed Balance Sheets as of June 30, 2006 and March 31, 2006:

	June 30, 2006			March 31, 2006
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$40,465	$—	$40,465	$54,468	$—	$54,468
Restricted cash	21,285	—	21,285	20,529	—	20,529
Accounts receivable, net	189,275	—	189,275	189,354	—	189,354
Inventories	86,733	—	86,733	79,967	—	79,967
Prepaid expenses, deferred income taxes and other current assets	10,874	—	10,874	8,251	—	8,251

Total current assets	348,632	—	348,632	352,569	—	352,569
Equipment on operating leases, net	11,780	—	11,780	12,138	—	12,138
Property and equipment, net	35,167	—	35,167	37,098	—	37,098
Goodwill	211,184	—	211,184	206,174	—	206,174
Other intangible assets, net	629	—	629	1,861	—	1,861
Deferred income taxes	1,373	—	1,373	87	—	87
Other assets	18,148	—	18,148	18,865	—	18,865

Total assets	$626,913	$—	$626,913	$628,792	$—	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities
Current maturities of long-term debr and notes payable	$12,287	$—	$12,287	$11,516	—	$11,516
Accounts payable	171,600	—	171,600	165,667	—	165,667
Accrued expenses and other current liabilities	86,621	—	86,621	93,644	—	93,644
Taxes payable	23,732	—	23,732	21,247	—	21,247
Deferred revenue	33,328	—	33,328	33,027	—	33,027

Total current liabilities	327,568	—	327,568	325,101	—	325,101
Long-term debt and notes payable, less current maturities	238,028	—	238,028	238,081	—	238,081
Deferred income taxes and other long-term liabilities	52,786	3,740	56,526	51,929	3,372	55,301

Total liabilites	618,382	3,740	622,122	615,111	3,372	618,483

6.5% senior convertible participating shares	327,147	—	327,147	321,541	—	321,541
Shareholders’ equity (deficit)		—			—
Ordinary shares	5,330	—	5,330	5,330	—	5,330
Additional paid-in capital	329,745	—	329,745	329,745	—	329,745
Accumulated deficit	(614,263)	(3,740)	(618,003)	(596,823)	(3,372)	(600,195)
Accumulated other comprehensive loss	(39,428)	—	(39,428)	(46,112)	—	(46,112)

Total shareholders’ equity (deficit)	(318,616)	(3,740)	(322,356)	(307,860)	(3,372)	(311,232)

Total liabilites and shareholders’ equity (deficit)	$626,913	$—	$626,913	$628,792	$—	$628,792

Impact of the Financial Statement Adjustments on the Consolidated Condensed Statements of Cash Flows

The restatement of the Consolidated Condensed Statements of Cash Flows for the three months ended June 30, 2006 and 2005 did not affect our cash flows from financing or investing activities. The table below reflects adjustments to our cash flows from operating activities:

	Three months ended June 30,
	2006			2005
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Operating activities:
Net earnings (loss)	$(11,834)	$(368)	$(12,202)	$(20,120)	$(269)	$(20,389)
Loss from discontinued operations	(263)	—	(263)	(1,824)	—	(1,824)

Earnings (loss) from continuing operations	(11,571)	(368)	(11,939)	(18,296)	(269)	(18,565)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,000	—	6,000	7,801	—	7,801
Deferred income taxes	(1,015)	368	(647)	(56)	352	296
Amortization of debt issuance costs	476	—	476	521	—	521
(Gain) Loss on sale of property and equipment and equipment on operating leases	(101)	—	(101)	205	—	205
Loss on sale of subsidiary, net	2,103		2,103	—		—
Proceeds from sale of equipment on operating leases	193	—	193	3	—	3
Restructuring charges	12,351	—	12,351	6,087	—	6,087

Changes in net assets and liabilities:
Accounts receivable	(538)	—	(538)	15,628	—	15,628
Inventories	(7,002)	—	(7,002)	(14,645)	—	(14,645)
Prepaid expenses and other current assets	(2,633)	—	(2,633)	(1,286)	—	(1,286)
Other non-current assets	(3,154)	—	(3,154)	6,169	—	6,169
Accounts payable	6,301	—	6,301	15,531	—	15,531
Accrued expenses and other current liabilities	(16,610)	—	(16,610)	(28,070)	(83)	(28,153)
Deferred revenue	475	—	475	(930)	—	(930)
Other long-term liabilities	584	—	584	(1,307)	—	(1,307)

Net cash provided by (used in) continuing operations	(14,141)	—	(14,141)	(12,645)	—	(12,645)
Net cash provided by (used in) discontinued operations	—	—	—	(535)	—	(535)

Net cash provided by (used in) operating activities	$(14,141)	$—	$(14,141)	$(13,180)	—	$(13,180)

Basis of Presentation

The accompanying consolidated condensed financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of and for the three months ended June 30, 2006 and 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s restated Annual Report on Form 10-K/A for the year ended March 31, 2006. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Three months ended June 30, 2005
Net earnings (loss) from continuing operations, as reported	$(18,565)
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123R for all awards, net of tax	(1,038)

Pro forma earnings (loss) from continuing operations	(19,603)
Dividends and accretion on participating shares	(5,326)

Pro forma earnings (loss) from continuing operations attributable to common shareholders	(24,929)
Earnings (loss) from discontinued operations	(1,824)

Pro forma net earnings (loss) attributable to common shareholders	$(26,753)

Basic and diluted earnings (loss) from continuing operations attributable to common shareholders per ADS
As reported	$(0.38)
Pro forma	(0.39)
Basic and diluted net earnings (loss) attributable to common shareholders per ADS
As reported	$(0.40)
Pro forma	(0.42)
Weighted average ADS	63,556

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

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,
	2006	2005
Net earnings (loss)	$(12,202)	$(20,389)
Net foreign currency translation adjustment, net of taxes	6,685	(4,879)

Comprehensive income (loss)	$(5,517)	$(25,268)

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

The following tables present information about the Company’s segments.

Revenue, Gross profit and Operating earnings (loss) from continuing operations

	Three months ended June 30,
	2006	2005
Revenue
United States	$122,049	$138,328
Europe/Australia	138,156	154,250

Total Revenue	$260,205	$292,578

Gross profit
United States	$45,232	$51,027
Europe/Australia	42,659	47,295

Total Gross profit	$87,891	$98,322

Operating earnings (loss) from continuing operations
United States (1)	$3,181	$784
Europe/Australia(2)	(1,440)	(2,610)

Subtotal	1,741	(1,826)
Other (3)	(7,002)	(7,459)

Total Operating earnings (loss) from continuing operations	$(5,261)	$(9,285)

Interest expense
United States	$(85)	$(185)
Europe/Australia	(601)	(505)

Subtotal	(686)	(690)
Other (3)	(7,275)	(7,222)

Total Interest expense	$(7,961)	$(7,912)

(1)	Includes restructuring charges of $6.0 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively.
(2)	Includes restructuring charges of $6.3 million and $5.8 million for the three months ended June 30, 2006 and 2005, respectively.
(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses.

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

Note 11. Income Taxes

The Company recorded an income tax benefit of $1.1 million in the first three months of fiscal year 2007 compared with a provision of $1.4 million in the prior year period. The income tax benefit for the three month period resulted primarily from the reversal of valuation allowances on deferred tax assets in Belgium and Spain offset by minimum taxes in certain other jurisdictions. The income tax provision for the prior year period resulted from minimum taxes for certain jurisdictions and an increase in accruals for tax audit contingencies.

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

Supplemental Consolidating Statement of Operations

For the Three Months Ended June 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1) (Restated *)	Subsidiary Guarantors (2) (Restated *)	Subsidiary Non-Guarantors (3) (Restated *)	Eliminations (Restated *)	Consolidated Total (Restated *)
Revenue:
Retail equipment and related sales	$—	$60,767	$31,313	$—	$92,080
Retail service	—	75,765	48,846	—	124,611
Retail supplies and rentals	—	16,456	3,396	—	19,852
Wholesale	—	—	23,662	—	23,662

Total revenue	—	152,988	107,217	—	260,205

Cost of sales:
Retail equipment and related sales costs	—	42,269	20,874	—	63,143
Retail service costs	—	46,084	32,268	—	78,352
Retail supplies and rental costs, including depreciation on rental assets	—	10,026	1,264	—	11,290
Wholesale costs	—	—	19,529	—	19,529

Total cost of sales	—	98,379	73,935	—	172,314

Gross profit	—	54,609	33,282	—	87,891

Operating expenses:
Selling, general and administrative expenses	1,043	48,179	29,611	—	78,833
Restructuring charges	12	6,590	5,749	—	12,351
Loss on sale of subsidiary	—	2,507	—	—	2,507
Equity (income) loss	(8,480)	6	(2,661)	11,135	—
Other expense (income)	27,863	(14,860)	(13,542)	—	(539)

Total operating expenses	20,438	42,422	19,157	11,135	93,152

Operating earnings (loss) from continuing operations	(20,438)	12,187	14,125	(11,135)	(5,261)
Interest expense	(18,728)	(2,748)	(27,630)	41,145	(7,961)
Interest income	26,964	3,093	11,301	(41,145)	213

Earnings (loss) from continuing operations before income taxes	(12,202)	12,532	(2,204)	(11,135)	(13,009)
Provision (benefit) for income taxes	—	467	(1,537)	—	(1,070)

Earnings (loss) from continuing operations	(12,202)	12,065	(667)	(11,135)	(11,939)
Earnings (loss) from discontinued operations, net of tax	—	(263)	—	—	(263)

Net earnings (loss)	$(12,202)	$11,802	$(667)	$(11,135)	$(12,202)

*	Note 1 – Restatement and Basis of Presentation

Supplemental Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1) (Restated *)	Subsidiary Guarantors (2) (Restated *)	Subsidiary Non-Guarantors (3) (Restated *)	Eliminations (Restated *)	Consolidated Total (Restated *)
Revenue:
Retail equipment and related sales	$—	$73,402	$40,650	$—	$114,052
Retail service	—	82,472	49,833	—	132,305
Retail supplies and rentals	—	17,914	4,334	—	22,248
Wholesale	—	—	23,973	—	23,973

Total revenue	—	173,788	118,790	—	292,578

Cost of sales:
Retail equipment and related sales costs	—	49,272	28,442	—	77,714
Retail service costs	—	51,073	32,464	—	83,537
Retail supplies and rental costs, including depreciation on rental assets	—	11,382	2,032	—	13,414
Wholesale costs	—	—	19,591	—	19,591

Total cost of sales	—	111,727	82,529	—	194,256

Gross profit	—	62,061	36,261		98,322

Operating expenses:
Selling, general and administrative expenses	1,197	69,234	32,398	—	102,829
Restructuring charges	—	872	5,215	—	6,087
Equity (income) loss	25,973	17,385	10,807	(54,165)	—
Other (income) expense	522	(1,783)	(48)	—	(1,309)

Total operating expenses	27,692	85,708	48,372	(54,165)	107,607

Operating earnings (loss) from continuing operations	(27,692)	(23,647)	(12,111)	54,165	(9,285)
Interest expense	(6,784)	(6,830)	(17,649)	23,351	(7,912)
Interest income	14,087	7,223	2,041	(23,351)	—

Earnings (loss) from continuing operations before income taxes	(20,389)	(23,254)	(27,719)	54,165	(17,197)
Provision (benefit) for income taxes	—	1,338	30	—	1,368

Earnings (loss) from continuing operations	(20,389)	(24,592)	(27,749)	54,165	(18,565)
Earnings (loss) from discontinued operations, net of tax	—	(1,658)	155	—	(1,503)
Loss on sale of operations, net of tax	—	(321)	—	—	(321)

Net earnings (loss)	$(20,389)	$(26,571)	$(27,594)	$54,165	$(20,389)

*	Note 1 – Restatement and Basis of Presentation

Supplemental Consolidating Balance Sheet Information

As of June 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1) (Restated *)	Subsidiary Guarantors (2) (Restated *)	Subsidiary Non-Guarantors (3) (Restated *)	Eliminations (Restated *)	Consolidated Total (Restated *)
Assets
Current assets:
Cash and cash equivalents	$604	$22,497	$17,364	$—	$40,465
Restricted cash	—	6,205	15,080	—	21,285
Accounts receivable, net	—	87,108	102,167	—	189,275
Inventories	—	42,668	44,065	—	86,733
Due (to)/from affiliates	(514,094)	476,336	37,745	13	—
Prepaid expenses, deferred income taxes and other current assets	51	5,212	5,611	—	10,874

Total current assets	(513,439)	640,026	222,032	13	348,632
Equipment on operating leases, net	—	7,224	4,556	—	11,780
Property and equipment, net	21	30,580	4,566	—	35,167
Goodwill	—	128,055	83,129	—	211,184
Other intangible assets, net	—	629	—	—	629
Investment in subsidiaries	755,554	(55,076)	642,563	(1,343,041)	—
Deferred income taxes	—	—	1,373	—	1,373
Other assets	4,118	10,387	3,643	—	18,148

Total assets	$246,254	$761,825	$961,862	$(1,343,028)	$626,913

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$12,073	$214	$—	$12,287
Accounts payable	377	91,292	79,931	—	171,600
Accrued expenses and other current liabilities	4,061	43,067	39,493	—	86,621
Taxes payable	218	12,239	11,275	—	23,732
Deferred revenue	—	18,066	15,262	—	33,328

Total current liabilities	4,656	176,737	146,175		327,568
Long-term debt and notes payables, less current maturities	236,807	1,174	47	—	238,028
Deferred income taxes and other long-term liabilities	—	30,694	25,832	—	56,526

Total liabilities	241,463	208,605	172,054	—	622,122
6.5% convertible participating shares	327,147	—	—	—	327,147
Total shareholders’ equity (deficit)	(322,356)	553,220	789,808	(1,343,028)	(322,356)

Total liabilities & shareholders’ equity (deficit)	$246,254	$761,825	$961,862	$(1,343,028)	$626,913

*	Note 1 – Restatement and Basis of Presentation

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2006

(in thousands)

	Parent Company (1) (Restated *)	Subsidiary Guarantors (2) (Restated *)	Subsidiary Non-Guarantors (3) (Restated *)	Eliminations (Restated *)	Consolidated Total (Restated *)
	$000	$000	$000	$000	$000
Assets
Current assets:
Cash and cash equivalents	$4,619	$22,512	$27,337	$—	$54,468
Restricted cash	—	6,205	14,324	—	20,529
Accounts receivable, net	—	92,997	96,357	—	189,354
Inventories	—	43,874	36,093	—	79,967
Due (to)/from affiliate	(513,135)	464,429	48,706	—	—
Prepaid expenses, deferred income taxes and other current assets	29	3,437	4,785	—	8,251

Total current assets	(508,487)	633,454	227,602	—	352,569
Equipment on operating leases, net	—	7,846	4,292	—	12,138
Property and equipment, net	16	32,428	4,654	—	37,098
Goodwill, net	—	127,019	79,155	—	206,174
Other intangible assets, net	—	1,861	—	—	1,861
Investment in subsidiaries	761,885	(55,438)	639,534	(1,345,981)	—
Deferred income taxes	—	—	87	—	87
Other assets	4,385	12,482	1,998	—	18,865

Total assets	$257,799	$759,652	$957,322	$(1,345,981)	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$11,265	$251	$—	$11,516
Accounts payable	434	97,730	67,503	—	165,667
Accrued expenses and other current liabilities	10,193	49,216	34,235	—	93,644
Taxes Payable	190	11,356	9,701	—	21,247
Deferred revenue	—	18,580	14,447	—	33,027

Total current liabilities	10,817	188,147	126,137	—	325,101
Long-term debt and notes payable, less current maturities	236,673	1,330	78	—	238,081
Deferred income taxes and other long-term liabilities	—	30,714	24,587	—	55,301

Total liabilities	247,490	220,191	150,802	—	618,483

6.5% convertible participating shares	321,541	—	—	—	321,541
Total shareholder’s equity (deficit)	(311,232)	539,461	806,520	(1,345,981)	(311,232)

Total liabilities & shareholders’ equity (deficit)	$257,799	$759,652	$957,322	$(1,345,981)	$628,792

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended June 30, 2006

(in thousands)

(Unaudited)

	Three Months Ended June 30, 2006
	Parent Company (1) (Restated *)	Subsidiary Guarantors (2) (Restated *)	Subsidiary Non-Guarantors (3) (Restated *)	Consolidated Total (Restated *)
Net cash (used in) provided by operating activities	$(4,015)	$1,151	$(11,277)	$(14,141)

Investing activities
Capital expenditures	—	(2,017)	(1,168)	(3,185)
Proceeds from sale of property and equipment	—	23	—	23

Net cash used in continuing investing activities	—	(1,994)	(1,168)	(3,162)

Financing activities
Net borrowings (payments) of debt	—	648	(85)	563

Net cash provided by (used in) continuing financing activities	—	648	(85)	563

Effect of exchange rates on cash	—	180	2,557	2,737

Net decrease in cash and cash equivalents	(4,015)	(15)	(9,973)	(14,003)
Cash and cash equivalents from continuing operations, beginning of period	4,619	22,512	27,337	54,468

Cash and cash equivalents, end of period	$604	$22,497	$17,364	$40,465

*	Note 1 – Restatement and Basis of Presentation

Supplemental Condensed Consolidating Statements of Cash Flows

For the Three Months Ended June 30, 2005

(in thousands)

(Unaudited)

	Three Months Ended June 30, 2005
	Parent Company (1) (Restated *)	Subsidiary Guarantors (2) (Restated *)	Subsidiary Non-Guarantors (3) (Restated *)	Consolidated Total (Restated *)
Net cash used in continuing operations	$(9,329)	$(1,856)	$(1,460)	$(12,645)
Net cash provided by (used in) discontinued operations	—	1,268	(1,803)	(535)

Net cash used in operating activities	(9,329)	(588)	(3,263)	(13,180)

Investing activities
Capital expenditures	—	(1,583)	(1,748)	(3,331)
Proceeds from sale of discontinued operations, net of cash	—	11,972	—	11,972
Proceeds from sale of property and equipment	—	78	6	84

Net cash provided by (used in) continuing investing activities	—	10,467	(1,742)	8,725
Net cash used in discontinued investing activities	—	(101)	(225)	(326)

Net cash provided by (used in) investing activities	—	10,366	(1,967)	8,399

Financing activities
Net (payments) borrowings of debt	—	(326)	280	(46)
Proceeds from stock options exercised	16	—	—	16

Net cash provided by (used in) continuing financing activities	16	(326)	280	(30)
Net cash used in discontinuing financing activities	—	—	(25)	(25)

Net cash provided by (used in) financing activities	16	(326)	255	(55)

Effect of exchange rates on cash	—	(207)	(2,886)	(3,093)

Net (decrease) increase in cash and cash equivalents	(9,313)	9,245	(7,861)	(7,929)
Cash and cash equivalents from continuing operations, beginning of period	9,989	25,313	41,667	76,969
Cash and cash equivalents from discontinued operations, beginning of period	—	352	5,839	6,191
Cash and cash equivalents from discontinued operations, end of period	—	—	(4,747)	(4,747)

Cash and cash equivalents, end of period	$676	$34,910	$34,898	$70,484

•	Note 1 – Restatement and Basis of Presentation

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC

(2)	Subsidiary Guarantors include the following subsidiaries:

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

(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) (Restated)

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

Controls and Procedures

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. Based upon this assessment and as more fully explained in Item 4—Controls and Procedures, management identified a material weakness in our internal control over financial reporting as of March 31, 2006 related to our revenue and billing process in the United States. During the testing phase, management began developing remediation plans and is in the process of finalizing those plans. Once remediation plans are finalized, timelines (where determinable) will be established to complete those plans.

Additionally, on February 5, 2007, management concluded that the Company should restate its previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for its domestic income tax valuation allowance. The Company had previously established its valuation allowances assuming future taxable income would be generated from the turnaround of non-reversing book/tax timing difference for goodwill. It has been determined that the valuation allowance on Deferred Tax Assets should have been increased by $1.4 million for the fiscal year ended March 31, 2006 and by $2.0 million for fiscal year 2005 and prior. As a result of this restatement, management identified a material weakness in its controls over the determination and recording of its domestic income tax valuation allowance.

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

Financial Condition

	June 30, 2006		March 31, 2006
Total assets	$626,913		$628,792
Total liabilities	$622,122		$618,483
Working capital	$21,064		$27,468
Liabilities to liabilities and capital	99%		98%
Inventory turnover ratio	4	x	5	x

Total assets as of June 30, 2006 decreased $1.9 million or $0.3% compared to March 31, 2006. This decrease primarily was the result of a decrease in cash used to fund operations offset, in part, by an increase in inventory purchases.

Total liabilities increased $3.6 million from March 31, 2006, or 0.6%. This increase was the result of additional borrowings on our Fleet Credit Facility and an increase in accounts payable of $5.9 million due to inventory purchases. Theses increases were offset by the reduction of accrued expenses due to the payout of accrued restructuring costs and professional fees.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated condensed statements of operations:

	Three months ended June 30,
	2006	2005
Revenue:
Retail equipment and related sales	35.4%	39.0%
Retail service	47.9	45.2
Retail supplies and rentals	7.6	7.6
Wholesale	9.1	8.2

Total revenue	100.0	100.0
Cost of sales	66.2	66.4

Gross profit	33.8	33.6

Selling, general and administrative expenses	30.3	35.1
Restructuring charges	4.7	2.1
Loss on sale of subsidiary	1.0	0.0
Other expense (income)	(0.2)	(0.5)

Operating earnings (loss) from continuing operations	(2.0)	(3.1)
Interest expense	(3.1)	(2.7)
Interest income	0.1	0.0

Earnings (loss) from continuing operations before income taxes	(5.0)	(5.8)
Provision (benefit) for income taxes	(0.4)	0.5

Net earnings (loss) from continuing operations	(4.6)%	(6.3)%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended June 30,
	2006	2005
Retail equipment and related sales	(19.3)%	20.0%
Retail service	(5.8)	(12.0)
Retail supplies and rentals	(10.8)	(8.1)
Wholesale	(1.3)	0.3
Total revenue	(11.1)%	(0.3)%

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

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss) from continuing operations, interest expense, capital expenditures, depreciation-amortization assets and long-lived assets for each of our operating segments from continuing operations:

Revenue, Gross profit and Operating earnings (loss) from continuing operations

	Three months ended June 30,
	2006	2005
Revenue
United States	$122,049	$138,328
Europe/Australia	138,156	154,250

Total Revenue	$260,205	$292,578

Gross profit
United States	$45,232	$51,027
Europe/Australia	42,659	47,295

Total Gross profit	$87,891	$98,322

Operating earnings (loss) from continuing operations
United States(1)	$3,181	$784
Europe/Australia(2)	(1,440)	(2,610)

Subtotal	1,741	(1,826)
Other (3)	(7,002)	(7,459)

Total Operating earnings (loss) from continuing operations	$(5,261)	$(9,285)

Interest expense
United States	$(85)	$(185)
Europe/Australia	(601)	(505)

Subtotal	(686)	(690)
Other (3)	(7,275)	(7,222)

Total Interest expense	$(7,961)	$(7,912)

(1)	Includes restructuring charges of $6.0 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively.
(2)	Includes restructuring charges of $6.3 million and $5.8 million for the three months ended June 30, 2006 and 2005, respectively.
(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses.

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

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Three months ended June 30,
	2006	2005
Gross profit margin
United States	37.1%	36.9%
Europe/Australia	30.9	30.7

Operating earnings (loss) margin from continuing operations
United States	2.6%	0.6%
Europe/Australia	(1.0)	(1.7)

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year quarter decreased by $24.0 million or 23.3% from the year-ago period to $78.8 million from $102.8 million. This decline is primarily the direct result of headcount reductions worldwide and facility closures as a result of our restructuring activities in prior years. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment and related sales. Foreign currency movement decreased SG&A by $0.5 million or 0.5%. As a percentage of total revenue, SG&A expenses decreased to 30.3% in the current quarter from 35.1% in the three months ended June 30, 2005.

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

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $5.3 million for the three months ended June 30, 2006 compared to a loss of $9.3 million in the prior year period. The reduction in the operating loss from continuing operations is principally due to the decreases in SG&A offset by lower sales, higher restructuring charges and the loss on the sale of subsidiary as discussed above.

Interest Expense and Interest Income

Interest expense remained relatively stable at $7.9 million while interest income increased by $0.2 million.

Income Taxes

We recorded an income tax benefit of $1.1 million in the three months ended June 30, 2006 compared to a tax expense of $1.4 million in the prior year period. The tax benefit during the current year quarter resulted from the reversal of valuation allowances previously recorded against deferred tax assets in Belgium and Spain offset by minimum taxes in certain other jurisdictions. The income tax expense in the prior period resulted from minimum taxes in certain jurisdictions and additional accruals for tax audit contingencies.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $11.9 million in the three months ended June 30, 2006 compared to a net loss from continuing operations of $18.6 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations attributable to common shareholders of $0.27 per ADS during the current period compared to a net loss from continuing operations of $0.37 per ADS in the year-ago period.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weakness in our internal control over financial reporting identified during the fiscal year 2006 internal control over financial reporting evaluation in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate the material weakness that was identified at March 31, 2006, additional action is still required. To address the control weakness, the Company performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The deficiency described above was characterized as a material weakness in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company's interim or annual financial statements could occur. However, the internal control weaknesses identified by management did not cause a material misstatement or have an adverse impact to the Company's financial position, results of operations or control environment as of and for the three months ended June 30, 2006.

Additionally, on February 5, 2007, management concluded that the Company should restate its previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for its domestic income tax valuation allowance. The Company had previously established its valuation allowances assuming future taxable income would be generated from the turnaround of non-reversing book/tax timing difference for goodwill. It has been determined that the valuation allowance on Deferred Tax Assets should have been increased by $1.4 million for the fiscal year ended March 31, 2006 and by $2.0 million for fiscal year 2005 and prior. As a result of this restatement, management identified a material weakness in its controls over the accounting for its domestic income tax valuation allowance.

Planned Remediation Efforts to Address Material Weaknesses

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

Danka Business Systems PLC
(Registrant)

Date: February 13, 2007	/s/ Edward K. Quibell
Edward K. Quibell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.