Form 10-Q/A
period 2006-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2007-02-13
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by a check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes   ☒     No  ☐

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

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition from non-traditional competitors as the result of evolving and converging technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute current and new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to access vendor or bank lines of credit, which could adversely affect our liquidity; (xi) any inability to record and process key data due to ineffective implementation of business processes and policies; (xii) any negative impact from the loss of a key vendor or customer; (xiii) any negative impact from the loss of any of our senior or key management personnel; (xiv) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xv) any negative impact from the international scope of our operations; (xvi) fluctuations in foreign currencies; (xvii) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xviii) any inability to continue to comply with the financial or other representations, warranties, covenants or maturities in our debt instruments; (xix) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters, including hurricanes; (xx) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; (xxi) any inability by us to remediate our material weaknesses in internal controls over financial reporting and (xxii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

This Amendment No. 1 on Form 10-Q/A which amends and restates the Company’s Form 10-Q for the quarter ended September 30, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2006 (the “Original Filing”), is being filed to reflect the restatement of the condensed consolidated financial statements and other financial information of the Company as presented herein.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety with the only changes made being related to restatement. This Form 10-Q/A includes such restated condensed consolidated financial statements and related notes thereto and other information related to such restated condensed consolidated financial statements, including revisions to Item 4 of Part II, Controls and Procedures and Item 6 of Part II, Exhibits. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include a letter of awareness from the Company’s independent registered public accounting firm and certifications re-executed as of the date of this Form 10-Q/A from the Company’s Chief Executive Officer and Chief Financial Officer. The certifications of the Chief Executive Officer and Chief Financial Officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Our largest third party financing company in Europe, which is centrally organized, is De Lage Landen International B.V. (“DLL”), a 100% owned subsidiary of Rabobank. In December 2005, DLL issued notice of termination of its existing local operating agreements. The effective date of these terminations has been extended to January 1, 2007, subject to the agreement for the disposal of our European businesses not being terminated. While we currently have meaningful alternative lease funding sources available in most of Europe (including ING Group, BNP Paribas and GECC), failure to negotiate a new agreement with DLL could adversely impact our revenue and profitability as a change in lease companies can involve higher costs compared to the existing DLL agreements and result in early lease termination penalties.

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

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three and Six Months Ended September 30, 2006 and 2005

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended September 30		Six months ended September 30
	2006 (Restated *)	2005 (Restated *)	2006 (Restated *)	2005 (Restated *)
Revenue:
Retail equipment and related sales	$78,623	$96,400	$164,629	$203,674
Retail service	113,681	119,816	234,929	248,785
Retail supplies and rentals	13,133	17,089	29,814	36,010
Wholesale	19,333	19,486	42,995	43,458

Total revenue	224,770	252,791	472,367	531,927

Cost of sales:
Retail equipment and related sales costs	53,834	69,428	113,306	143,145
Retail service costs	72,751	74,913	148,985	156,159
Retail supplies and rental costs, including depreciation on rental assets	8,741	10,654	17,773	21,754
Wholesale costs	15,953	15,884	35,481	35,475

Total cost of sales	151,279	170,879	315,545	356,533

Gross profit	73,491	81,912	156,822	175,394
Operating expenses:
Selling, general and administrative expenses	69,588	85,042	144,161	183,255
Restructuring charges	151	1,598	12,502	7,495
Loss on sale of subsidiary	5	—	2,512	—
Other expense (income)	(309)	1,020	(889)	(879)

Total operating expenses	69,435	87,660	158,286	189,871

Operating earnings (loss) from continuing operations	4,056	(5,748)	(1,464)	(14,477)
Interest expense	(8,305)	(8,089)	(16,266)	(15,974)
Interest income	177	137	365	80

Earnings (loss) from continuing operations before income taxes	(4,072)	(13,700)	(17,365)	(30,371)
Provision (benefit) for income taxes	410	1,387	(660)	2,756

Earnings (loss) from continuing operations	(4,482)	(15,087)	(16,705)	(33,127)
Earnings (loss) from discontinued operations, net of tax	376	410	396	(1,619)
Gain (loss) on sale of discontinued operations, net of tax	9,709	(29,938)	9,709	(30,259)

Net earnings (loss)	$5,603	$(44,615)	$(6,600)	$(65,005)

Net earnings (loss) available to common shareholders:
Net earnings (loss) from continuing operations	$(4,482)	$(15,087)	$(16,705)	$(33,127)
Dividends and accretion on participating shares	(5,693)	(5,349)	(11,299)	(10,675)

Net earnings (loss) from continuing operations available to common shareholders	$(10,175)	$(20,436)	$(28,004)	$(43,802)

Basic and diluted net earnings (loss) available to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.16)	$(0.32)	$(0.44)	$(0.69)
Net earnings (loss) from discontinued operations	0.16	(0.46)	0.16	(0.50)

Basic net earnings (loss)	$0.00	$(0.78)	$(0.28)	$(1.19)

Weighted average basic ADSs	64,132	63,654	64,132	63,605

Diluted net earnings (loss)	$0.00	$(0.78)	$(0.28)	$(1.19)

Weighted average diluted ADSs	90,949	63,654	64,132	63,605

* See Note 1 – “Restatement and Basis of Presentation – Restatement”

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of September 30, 2006 and March 31, 2006

(In thousands except per share data)

	September 30, 2006 (Restated *)	March 31, 2006 (Restated *)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,297	$52,538
Restricted cash	22,238	20,529
Accounts receivable, net of allowance for doubtful accounts	173,497	183,898
Inventories	83,786	76,290
Assets held for sale – discontinued operations	—	11,778
Prepaid expenses, deferred income taxes and other current assets	10,997	8,138

Total current assets	325,815	353,171
Equipment on operating leases, net	13,325	12,138
Property and equipment, net	31,820	36,497
Goodwill	211,034	206,174
Other intangible assets, net of accumulated amortization	604	1,861
Deferred income taxes	1,664	87
Other assets	18,701	18,864

Total assets	$602,963	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$12,003	$11,516
Accounts payable	153,569	161,992
Accrued expenses and other current liabilities	80,919	90,359
Taxes payable	20,795	21,133
Liabilities held for sale – discontinued operations	—	9,067
Deferred revenue	31,701	31,425

Total current liabilities	298,987	325,492
Long-term debt and notes payable, less current maturities	238,008	238,081
Deferred income taxes and other long-term liabilities	56,638	54,910

Total liabilities	593,633	618,483

6.5% senior convertible participating shares	332,840	321,541
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,330	5,330
Additional paid-in capital	329,745	329,745
Accumulated deficit	(618,092)	(600,195)
Accumulated other comprehensive loss	(40,493)	(46,112)

Total shareholders’ equity (deficit)	(323,510)	(311,232)

Total liabilities and shareholders’ equity (deficit)	$602,963	$628,792

* See Note 1 – “Restatement and Basis of Presentation – Restatement”

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Six Months Ended September 30, 2006 and 2005

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2006 (Restated *)	2005 (Restated *)
Operating activities:
Net earnings (loss)	$(6,600)	$(65,005)
(Earnings) loss from discontinued operations	(10,105)	31,878

Earnings (loss) from continuing operations	(16,705)	(33,127)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,187	14,984
Deferred income taxes	(608)	592
Amortization of debt issuance costs	941	1,035
(Gain) loss on sale of property & equipment and equipment on operating leases	(334)	793
Proceeds from sale of equipment on operating leases	475	269
Restructuring charges (credits)	12,502	7,495
Loss on sale of subsidiary, net of cash	2,103	—
Changes in net assets and liabilities:
Accounts receivable	9,480	26,214
Inventories	(7,732)	(5,673)
Prepaid expenses and other current assets	(2,870)	1,114
Other non-current assets	(4,687)	4,062
Accounts payable	(8,056)	3,303
Accrued expenses and other current liabilities	(21,633)	(37,508)
Deferred revenue	450	(2,492)
Other long-term liabilities	759	(319)

Net cash provided by (used in) continuing operations	(24,728)	(19,258)
Net cash provided by (used in) discontinued operations	(1,042)	356

Net cash provided by (used in) operating activities	(25,770)	(18,902)

Investing activities:
Capital expenditures	(7,373)	(5,963)
Proceeds from sale of discontinued operations, net of cash	11,889	16,924
Proceeds from the sale of property and equipment	178	62

Net cash provided by (used in) continuing investing activities	4,694	11,023
Net cash provided by (used in) discontinued investing activities	(382)	(573)

Net cash provided by (used in) investing activities	4,312	10,450
Financing activities:
Borrowings under line of credit agreements	27,000	15,700
Payments under line of credit agreements	(26,014)	(15,748)
Payments under capital lease arrangements	(857)	(1,292)
Proceeds from stock options exercised	—	569

Net cash provided by (used in) continuing financing activities	129	(771)
Net cash provided by (used in) discontinued financing activities	—	(99)

Net cash (used in) provided by financing activities	129	(870)

Effect of exchange rates	2,158	(2,826)

Net decrease in cash and cash equivalents	(19,171)	(12,148)
Cash and cash equivalents from continuing operations, beginning of period	52,538	73,996
Cash and cash equivalents from discontinued operations, beginning of period	1,930	9,164
Cash and cash equivalents from discontinued operations, end of period	—	(2,427)

Cash and cash equivalents from continuing operations, end of period	$35,297	$68,585

Supplemental disclosures—cash flow information:
Interest paid	$15,323	$15,227
Income taxes paid	1,116	1,087

* See Note 1 – “Restatement and Basis of Presentation – Restatement”

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Restatement and Basis of Presentation

Restatement

On February 5, 2007, management concluded, after review of its interpretation of Financial Accounting Standard No. 109, “Accounting for Income Taxes” and discussions with the Audit Committee of our Board of Directors, that we should restate our previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for our domestic income tax valuation allowance. We had previously established our valuation allowances assuming future taxable income would be generated from the turnaround of non-reversing book/tax timing differences for goodwill. It has been determined that the valuation allowances on Deferred Tax Assets should have been increased by $1.4 million for the fiscal year ended March 31, 2006 and approximately $2.0 million for the year ended March 31, 2005.

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

Impact of the Financial Statement Adjustments on the Consolidated Condensed Statements of Operations

The table below presents the impact of the financial statement adjustments related to the restatement of our previously reported Consolidated Condensed Statements of Operations for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006			2005
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Operating expenses:
Selling, general and administrative expenses	$69,588	$—	$69,588	$85,286	$(244)	$85,042
Restructuring charges	151	—	151	1,598	—	1,598
Loss on sale of subsidiary	5	—	5	—	—	—
Other expense (income)	(309)	—	(309)	1,020	—	1,020

Total operating expenses	69,435	—	69,435	87,904	(244)	87,660

Operating profit from continuing operations	4,056	—	4,056	(5,992)	244	(5,748)
Interest expense	(8,305)	—	(8,305)	(8,089)	—	(8,089)
Interest income	177	—	177	137	—	137

Earnings (loss) from continuing operations before income tax	(4,072)	—	(4,072)	(13,944)	244	(13,700)
Provision (benefit) for income taxes	42	368	410	1,035	352	1,387

Earnings (loss) from continuing ops	(4,114)	(368)	(4,482)	(14,979)	(108)	(15,087)
Earnings (loss) from discontinued operations, net of tax	376	—	376	410	—	410
Gain (loss) on sale of discontinued operations, net of tax	9,709	—	9,709	(29,938)	—	(29,938)

Net Earnings (loss)	$5,971	$(368)	$5,603	$(44,507)	$(108)	$(44,615)

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$(4,114)	$(368)	$(4,482)	$(14,979)	$(108)	$(15,087)
Dividends and accretion on participating shares	(5,693)	—	(5,693)	(5,349)	—	(5,349)

Net earnings (loss) from continuing operations attributable to common shareholders	$(9,807)	$(368)	$(10,175)	$(20,328)	$(108)	$(20,436)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.15)	$(0.01)	$(0.16)	$(0.32)	$—	$(0.32)
Net earnings (loss) from discontinued operations	0.15	0.01	0.16	(0.46)	—	(0.46)

Basic Net earnings (loss)	$0.00	$—	$0.00	$(0.78)	$—	$(0.78)

Weighted average basic ADSs	64,132	—	64,132	63,654	—	63,654

Diluted net earnings (loss)	$0.00	$—	$0.00	(0.78)	$—	(0.78)

Weighted average diluted ADSs	90,949	—	90,949	63,654	—	63,654

The table below presents the impact of the financial statement adjustments related to the restatement of our previously reported Consolidated Condensed Statements of Operations for the six months ended September 30, 2006 and 2005.

	Six months ended September 30,
	2006			2005
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Operating expenses:
Selling, general and administrative expenses	$144,161	$—	$144,161	$183,582	$(327)	$183,255
Restructuring charges	12,502	—	12,502	7,495	—	7,495
Loss on sale of subsidiary	2,512	—	2,512	—	—	—
Other expense (income)	(889)	—	(889)	(879)	—	(879)

Total operating expenses	158,286	—	158,286	190,198	(327)	189,871

Operating profit from continuing operations	(1,464)	—	(1,464)	(14,804)	327	(14,477)
Interest expense	(16,266)	—	(16,266)	(15,974)	—	(15,974)
Interest income	365	—	365	80	—	80

Earnings (loss) from continuing operations before income tax	(17,365)	—	(17,365)	(30,698)	327	(30,371)
Provision (benefit) for income taxes	(1,396)	736	(660)	2,051	705	2,756

Earnings (loss) from continuing ops	(15,969)	(736)	(16,705)	(32,749)	(378)	(33,127)
Earnings (loss) from discontinued operations, net of tax	396	—	396	(1,619)	—	(1,619)
Gain (loss) on sale of discontinued operations, net of tax	9,709	—	9,709	(30,259)	—	(30,259)

Net Earnings (loss)	$(5,864)	$(736)	$(6,600)	$(64,627)	$(378)	$(65,005)

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$(15,969)	$(736)	$(16,705)	$(32,749)	$(378)	$(33,127)
Dividends and accretion on participating shares	(11,299)	—	(11,299)	(10,675)	—	(10,675)

Net earnings (loss) from continuing operations attributable to common shareholders	$(27,268)	$(736)	$(28,004)	$(43,424)	$(378)	$(43,802)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.43)	$(0.01)	$(0.44)	$(0.68)	$(0.01)	$(0.69)
Net earnings (loss) from discontinued operations	0.15	0.01	0.16	(0.50)	—	(0.50)

Basic Net earnings (loss)	$(0.28)	$—	$(0.28)	$(1.18)	$(0.01)	$(1.19)

Weighted average basic ADSs	64,132	—	64,132	63,605	—	63,605

Diluted net earnings (loss)	$(0.28)	$—	$(0.28)	$(1.18)	$(0.01)	$(1.19)

Weighted average diluted ADSs	64,132	—	64,132	63,605	—	63,605

Impact of the Financial Statement Adjustments on the Consolidated Condensed Balance Sheets

The table below presents the impact of the financial statement adjustments related to the restatement of our previously reported Consolidated Condensed Balance Sheets as of September 30, 2006 and March 31, 2006:

	September 30, 2006			March 31, 2006
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Assets
Current assets
Cash and cash equivalents	$35,297	—	$35,297	$52,538	—	$52,538
Restricted cash	22,238	—	22,238	20,529	—	20,529
Accounts receivable, net	173,497	—	173,497	183,898	—	183,898
Inventories	83,786	—	83,786	76,290	—	76,290
Assets held for sale - discontinued operations	—		—	11,778		11,778
Prepaid expenses, deferred income taxes and other current assets	10,997	—	10,997	8,138	—	8,138

Total current assets	325,815	—	325,815	353,171	—	353,171
Equipment on operating leases, net	13,325	—	13,325	12,138	—	12,138
Property and equipment, net	31,820	—	31,820	36,497	—	36,497
Goodwill	211,034	—	211,034	206,174	—	206,174
Other intangible assets, net	604	—	604	1,861	—	1,861
Deferred income taxes	1,664	—	1,664	87	—	87
Other assets	18,701	—	18,701	18,864	—	18,864

Total assets	$602,963	—	$602,963	$628,792	—	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities
Current maturities of long-term debr and notes payable	$12,003	$—	$12,003	$11,516	$—	$11,516
Accounts payable	153,569	—	153,569	161,992	—	161,992
Accrued expenses and other current liabilities	80,919	—	80,919	90,359	—	90,359
Taxes payable	20,795	—	20,795	21,133	—	21,133
Liabilities held for sale - discontinued operations	—		—	9,067		9,067
Deferred revenue	31,701	—	31,701	31,425	—	31,425

Total current liabilities	298,987	—	298,987	325,492	—	325,492
Long-term debt and notes payable, less current maturities	238,008	—	238,008	238,081	—	238,081
Deferred income taxes and other long-term liabilities	52,530	4,108	56,638	51,538	3,372	54,910

Total liabilities	589,525	4,108	593,633	615,111	3,372	618,483

		—			—
6.5% senior convertible participating shares	332,840	—	332,840	321,541	—	321,541
		—			—
Shareholders’ equity (deficit)		—			—
Ordinary shares	5,330	—	5,330	5,330	—	5,330
Additional paid-in capital	329,745	—	329,745	329,745	—	329,745
Accumulated deficit	(613,984)	(4,108)	(618,092)	(596,823)	(3,372)	(600,195)
Accumulated other comprehensive loss	(40,493)	—	(40,493)	(46,112)	—	(46,112)

Total shareholders’ equity (deficit)	(319,402)	(4,108)	(323,510)	(307,860)	(3,372)	(311,232)

Total liabilities and shareholders’ equity (deficit)	$602,963	$—	$602,963	$628,792	$—	$628,792

Impact of the Financial Statement Adjustments on the Consolidated Condensed Statements of Cash Flows

The restatement of the Consolidated Condensed Statements of Cash Flows for the six months ended September 30, 2006 and 2005 did not affect our cash flows from financing or investing activities. The table below reflects adjustments to our cash flows from operating activities:

	Six months ended September 30,
	2006			2005
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Restated
Operating activities:
Net earnings (loss)	$(5,864)	$(736)	$(6,600)	$(64,627)	$(378)	$(65,005)
Loss from discontinued operations	(10,105)	—	(10,105)	31,878	—	31,878

Earnings (loss) from continuing operations	(15,969)	(736)	(16,705)	(32,749)	(378)	(33,127)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,187	—	11,187	14,984	—	14,984
Deferred income taxes	(1,344)	736	(608)	(113)	705	592
Amortization of debt issuance costs	941	—	941	1,035	—	1,035
(Gain) Loss on sale of property and equipment and equipment on operating leases	(334)	—	(334)	793	—	793
Loss on sale of subsidiary, net	475		475	269		269
Proceeds from sale of equipment on operating leases	12,502	—	12,502	7,495	—	7,495
Restructuring charges	2,103	—	2,103	—	—	—
Changes in net assets and liabilities:
Accounts receivable	9,480	—	9,480	26,214	—	26,214
Inventories	(7,732)	—	(7,732)	(5,673)	—	(5,673)
Prepaid expenses and other current assets	(2,870)	—	(2,870)	1,114	—	1,114
Other non-current assets	(4,687)	—	(4,687)	4,062	—	4,062
Accounts payable	(8,056)	—	(8,056)	3,303	—	3,303
Accrued expenses and other current liabilities	(21,633)	—	(21,633)	(37,181)	(327)	(37,508)
Deferred revenue	450	—	450	(2,492)	—	(2,492)
Other long-term liabilities	759	—	759	(319)	—	(319)

					—
Net cash provided by (used in) continuing operations	(24,728)	—	(24,728)	(19,258)	—	(19,258)
Net cash provided by (used in) discontinued operations	(1,042)	—	(1,042)	356	—	356

					—

Net cash provided by (used in) operating activities	$(25,770)	$—	$(25,770)	$(18,902)	—	$(18,902)

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

	Three months ended September 30, 2005	Six months ended September 30, 2005
Earnings (loss) from continuing operations, as reported	$(15,087)	$(33,127)
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(890)	(1,935)

Pro forma earnings (loss) from continuing operations	(15,977)	(35,062)
Dividends and accretion on participating shares	(5,349)	(10,675)

Pro forma earnings (loss) from continuing operations available to common shareholders	(21,326)	(45,737)
Earnings (loss) from discontinued operations	(29,528)	(31,878)

Pro forma net earnings (loss) available to common shareholders	$(50,854)	$(77,615)

Basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS
As reported	$(0.32)	$(0.69)
Pro forma	(0.33)	(0.72)
Basic and diluted net earnings (loss) available to common shareholders per ADS
As reported	$(0.78)	$(1.19)
Pro forma	(0.80)	(1.22)
Weighted average ADS	63,654	63,605

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

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following for the three and six months ended September 30, 2006 and 2005:

	Three Months ended September 30,		Six Months ended September 30,
	2006	2005	2006	2005
Net earnings (loss)	$5,603	$(44,615)	$(6,600)	$(65,005)
Net foreign currency translation adjustment, net of taxes	(152)	(887)	6,533	(9,723)

Comprehensive income (loss)	$5,451	$(45,502)	$(67)	$(74,728)

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

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	For the six months ended September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
Severance	$7,427	$(1,194)	$79	$6,312
Future lease obligations on facility closures	4,614	(801)	7	3,820

Total	$12,041	$(1,995)	$86	$10,132

2007 Plan Restructuring Severance Charge by Operating Segment:

	For the six months ended September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$1,937	$(659)	$—	$1,278
Europe	5,391	(436)	79	5,034
Other(1)	99	(99)	—	—

Total	$7,427	$(1,194)	$79	$6,312

(1)	Includes corporate charges

2007 Plan Restructuring Facility Charge by Operating Segment:

	For the six months ended September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$4,121	$(634)	$—	$3,487
Europe	493	(167)	7	333

Total	$4,614	$(801)	$7	$3,820

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

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
Severance	$22,489	$9,594	$(81)	$(3,788)	$391	$6,116
Future lease obligations on facility closures	1,689	1,117	552	(524)	(35)	1,110

Total	$24,178	$10,711	$471	$(4,312)	$356	$7,226

2005 Plan Restructuring Severance Charge by Operating Segment:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$6,562	$1,556	$36	$(1,489)	$—	$103
Europe	15,927	8,038	(117)	(2,299)	391	6,013

Total	$22,489	$9,594	$(81)	$(3,788)	$391	$6,116

2005 Plan Restructuring Facility Charge by Operating Segment:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$868	$586	$(10)	$(245)	$—	$331
Europe	821	531	562	(279)	(35)	779

Total	$1,689	$1,117	$552	$(524)	$(35)	$1,110

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

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
Severance	$19,320	$497	$—	$(222)	$19	294
Future lease obligations on facility closures	25,985	6,104	(10)	(932)	244	5,406

Total	$45,305	$6,601	$(10)	$(1,154)	$263	$5,700

2004 Plan Restructuring Severance Charge by Operating Segment:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$5,699	$—	$—	$—	$—	$—
Europe	13,573	497	—	(222)	19	294
Other (1)	48	—	—	—	—	—

Total	$19,320	$497	$—	$(222)	$19	$294

(1)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$15,555	$2,719	$129	$(646)	$—	$2,202
Europe	5,985	3,385	(139)	(286)	244	3,204
Other (1)	4,445	—	—	—	—	—

Total	$25,985	$6,104	$(10)	$(932)	$244	$5,406

(1)	Includes corporate charges

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

March 31, 2006 Carrying Amount
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

The following tables present information about the Company’s segments from continuing operations.

Revenue, Gross profit, Operating earnings (loss) and Interest expense from continuing operations

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue
United States	$109,021	$130,406	$231,070	$268,734
Europe	115,749	122,385	241,297	263,193

Total Revenue	$224,770	$252,791	$472,367	$531,927

Gross profit
United States	$37,471	$45,053	$82,703	$96,080
Europe	36,020	36,859	74,119	79,314

Total Gross profit	$73,491	$81,912	$156,822	$175,394

Operating earnings (loss) from continuing operations
United States (1)	$4,171	$(421)	$7,352	$363
Europe (2)	4,052	578	2,354	(1,568)

Subtotal	8,223	157	9,706	(1,205)
Other (3)	(4,167)	(5,905)	(11,170)	(13,272)

Total Operating earnings (loss) from continuing operations	$4,056	$(5,748)	$(1,464)	$(14,477)

Interest expense
United States	$(86)	$(273)	$(171)	$(457)
Europe	(755)	(817)	(1,356)	(1,321)

Subtotal	(841)	(1,090)	(1,527)	(1,778)
Other (3)	(7,464)	(6,999)	(14,739)	(14,196)

Total Interest expense	$(8,305)	$(8,089)	$(16,266)	$(15,974)

(1)	Includes restructuring charges of $0.2 million and $1.6 million for the three months ended September 30, 2006 and 2005, respectively and $6.2 million and $1.5 million for the six months ended September 30, 2006 and 2005, respectively.

(2)	Includes restructuring charges (credits) of $(0.1) million and nil for the three months ended September 30, 2006 and 2005, respectively and $6.2 million and $(0.2) million for the six months ended September 30, 2006 and 2005, respectively.

(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses.

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

Note 10. Contingencies

Litigation: In June 2003, Danka was served with a putative class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs. Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which the Company has opposed. The Company had filed a motion for summary judgment, which plaintiffs had opposed. On October 13, 2006, the United States District Court for the Middle District of Tennessee granted Danka’s motion for summary judgment and dismissed the Plaintiff’s claims regarding shipping and handling charges, which served as the basis of the putative class claim. The U.S. District Court ruling effectively defeats the Plaintiff’s ability to represent a class or serve as a potential class member. The Plaintiff's remaining claim has not been resolved, but its resolution, even if adverse to the Company, is not expected to have a material impact on the Company's financial condition. The Company does not know whether the Plaintiff will attempt to appeal the ruling dismissing the claim relating to shipping and handling charges. The Company will continue to vigorously defend the claims alleged by the plaintiff in this action.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

Note 11. Income Taxes

The Company recorded an income tax benefit of $0.7 million in the first six months of fiscal year 2007 compared with a provision of $2.8 million in the prior year period. The income tax benefit for the six month period resulted primarily from the reversal of valuation allowances on deferred tax assets in Belgium and Spain offset by minimum taxes in certain other jurisdictions. The income tax provision for the prior year period resulted from minimum taxes for certain jurisdictions and an increase in accruals for tax audit contingencies.

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

Supplemental Consolidating Statement of Operations

For the Three Months Ended September 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*
Revenue:
Retail equipment and related sales	$—	$49,829	$28,794	$—	$78,623
Retail service	—	66,926	46,755	—	113,681
Retail supplies and rentals	—	10,263	2,870	—	13,133
Wholesale	—	—	19,333	—	19,333

Total revenue	—	127,018	97,752	—	224,770

Cost of sales:
Retail equipment and related sales costs	—	34,721	19,113	—	53,834
Retail service costs	—	43,000	29,751	—	72,751
Retail supplies and rental costs, including depreciation on rental assets	—	7,228	1,513	—	8,741
Wholesale costs	—	—	15,953	—	15,953

Total cost of sales	—	84,949	66,330	—	151,279

Gross profit	—	42,069	31,422	—	73,491
Operating expenses:
Selling, general and administrative expenses	959	40,779	27,850	—	69,588
Restructuring charges	59	116	(24)	—	151
Loss on sale of subsidiary	—	5	—	—	5
Equity (income) loss	9,552	(8)	(7,886)	(1,658)	—
Other expense (income)	(8,140)	5,632	2,199	—	(309)

Total operating expenses	2,430	46,524	22,139	(1,658)	69,435

Operating earnings (loss) from continuing operations	(2,430)	(4,455)	9,283	1,658	4,056
Interest expense	(19,157)	(2,838)	(28,147)	41,837	(8,305)
Interest income	27,190	3,114	11,710	(41,837)	177

Earnings (loss) from continuing operations before income taxes	5,603	(4,179)	(7,154)	1,658	(4,072)
Provision (benefit) for income taxes	—	469	(59)	—	410

Earnings (loss) from continuing operations	5,603	(4,648)	(7,095)	1,658	(4,482)
Earnings (loss) from discontinued operations, net of tax	—	376	—	—	376
Gain (loss) on sale of discontinued operations, net of tax	—	9,709	—	—	9,709

Net earnings (loss)	$5,603	$5,437	$(7,095)	$1,658	$5,603

*	See Note 1– “Restatement and basis of presentation – restatement”

Supplemental Consolidating Statement of Operations

For the Three Months Ended September 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Revenue:
Retail equipment and related sales	$—	$61,461	$34,939	$—	$96,400
Retail service	—	75,994	43,822	—	119,816
Retail supplies and rentals	—	13,680	3,409	—	17,089
Wholesale	—	—	19,486	—	19,486

Total revenue	—	151,135	101,656	—	252,791

Cost of Sales:
Retail equipment and related sales costs	—	44,494	24,934	—	69,428
Retail service costs	—	46,628	28,285	—	74,913
Retail supplies and rental costs, including depreciation on rental assets	—	9,596	1,058	—	10,654
Wholesale costs	—	—	15,884	—	15,884

Total cost of sales	—	100,718	70,161	—	170,879

Gross profit	—	50,417	31,495	—	81,912
Operating expense:
Selling, general and administrative expenses	1,249	53,497	30,296	—	85,042
Restructuring charges (credits)	—	1,674	(76)	—	1,598
Equity (income) loss	49,143	51,822	34,010	(134,975)	—
Other expense (income)	1,557	65	(31,710)	31,108	1,020

Total operating expenses	51,949	107,058	32,520	(103,867)	87,660

Operating earnings (loss) from continuing operations	(51,949)	(56,641)	(1,025)	103,867	(5,748)
Interest expense	(18,318)	(11,125)	(17,965)	39,319	(8,089)
Interest income	25,852	11,465	2,139	(39,319)	137

Earnings (loss) from continuing operations before income taxes	(44,415)	(56,301)	(16,851)	103,867	(13,700)
Provision (benefit) for income taxes	—	366	1,021	—	1,387

Earnings (loss) from continuing operations	(44,415)	(56,667)	(17,872)	103,867	(15,087)
Earnings (loss) from discontinued operations, net of tax	—	1,159	(749)	—	410
Gain (loss) on sale of discontinued operations, net of tax	(200)	17,109	(46,847)	—	(29,938)

Net earnings (loss)	$(44,615)	$(38,399)	$(65,468)	$103,867	$(44,615)

*	See Note 1– “Restatement and basis of presentation – restatement”

Supplemental Consolidating Statement of Operations

For the Six Months Ended September 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Revenue:
Retail equipment and related sales	$—	$104,522	$60,107	$—	$164,629
Retail service	—	139,328	95,601	—	234,929
Retail supplies and rentals	—	23,548	6,266	—	29,814
Wholesale	—	—	42,995	—	42,995

Total revenue	—	267,398	204,969	—	472,367

Cost of sales:
Retail equipment and related sales costs	—	73,319	39,987	—	113,306
Retail service costs	—	86,966	62,019	—	148,985
Retail supplies and rental costs, including depreciation on rental assets	—	14,996	2,777	—	17,773
Wholesale costs	—	—	35,481	—	35,481

Total cost of sales	—	175,281	140,264	—	315,545

Gross profit	—	92,117	64,705	—	156,822
Operating expenses:
Selling, general and administrative expenses	2,002	84,698	57,461	—	144,161
Restructuring charges	71	6,706	5,725	—	12,502
Loss on sale of subsidiary	—	2,512	—	—	2,512
Equity (income) loss	1,072	1,198	(9,347)	7,077	—
Other expense (income)	19,723	(9,269)	(11,343)	—	(889)

Total operating expenses	22,868	85,845	42,496	7,077	158,286

Operating earnings (loss) from continuing operations	(22,868)	6,272	22,209	(7,077)	(1,464)
Interest expense	(37,885)	(5,586)	(55,777)	82,982	(16,266)
Interest income	54,153	6,183	23,011	(82,982)	365

Earnings (loss) from continuing operations before income taxes	(6,600)	6,869	(10,557)	(7,077)	(17,365)
Provision (benefit) for income taxes	—	936	(1,596)	—	(660)

Earnings (loss) from continuing operations	(6,600)	5,933	(8,961)	(7,077)	(16,705)
Earnings (loss) from discontinued operations, net of tax	—	396	—	—	396
Gain (loss) on sale of discontinued operations, net of tax		9,709			9,709

Net earnings (loss)	$(6,600)	$16,038	$(8,961)	$(7,077)	$(6,600)

*	See Note 1– “Restatement and basis of presentation – restatement”

Supplemental Consolidating Statement of Operations

For the Six Months Ended September 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Revenue:
Retail equipment and related sales	$—	$128,084	$75,590	$—	$203,674
Retail service	—	155,130	93,655	—	248,785
Retail supplies and rentals	—	28,267	7,743	—	36,010
Wholesale	—	—	43,458	—	43,458

Total revenue	—	311,481	220,446	—	531,927

Cost of Sales:
Retail equipment and related sales costs	—	89,769	53,376	—	143,145
Retail service costs	—	95,410	60,749	—	156,159
Retail supplies and rental costs, including depreciation on rental assets	—	18,664	3,090	—	21,754
Wholesale costs	—	—	35,475	—	35,475

Total cost of sales	—	203,843	152,690	—	356,533

Gross profit	—	107,638	67,756	—	175,394
Operating expense:
Selling, general and administrative expenses	2,446	118,209	62,600	—	183,255
Restructuring charges	—	2,356	5,139	—	7,495
Equity (income) loss	75,117	69,208	44,818	(189,143)	—
Other expense (income)	2,079	(2,403)	(31,663)	31,108	(879)

Total operating expenses	79,642	187,370	80,894	(158,035)	189,871

Operating earnings (loss) from continuing operations	(79,642)	(79,732)	(13,138)	158,035	(14,477)
Interest expense	(36,616)	(17,955)	(35,614)	74,211	(15,974)
Interest income	51,453	18,656	4,182	(74,211)	80

Earnings (loss) from continuing operations before income taxes	(64,805)	(79,031)	(44,570)	158,035	(30,371)
Provision (benefit) for income taxes	—	1,705	1,051	—	2,756

Earnings (loss) from continuing operation	(64,805)	(80,736)	(45,621)	158,035	(33,127)
Earnings (loss) from discontinued operations, net of tax		(1,024)	(595)		(1,619)
Gain (loss) on sale of discontinued operations, net of tax	(200)	16,788	(46,847)	—	(30,259)

Net earnings (loss)	$(65,005)	$(64,972)	$(93,063)	$158,035	$(65,005)

*	See Note 1– “Restatement and basis of presentation – restatement”

Supplemental Consolidating Balance Sheet Information

As of September 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Assets
Current assets:
Cash and cash equivalents	$3,636	$8,223	$23,438	$—	$35,297
Restricted cash	—	7,267	14,971	—	22,238
Accounts receivable, net	—	77,642	95,855	—	173,497
Inventories	—	36,431	47,355	—	83,786
Due (to)/from affiliates	(495,203)	490,351	4,853	(1)	—
Prepaid expenses, deferred income taxes and other current assets	36	4,775	6,186	—	10,997

Total current assets	(491,531)	624,689	192,658	(1)	325,815
Equipment on operating leases, net	—	9,076	4,249	—	13,325
Property and equipment, net	20	27,785	4,015	—	31,820
Goodwill	—	128,476	82,558	—	211,034
Other intangible assets, net	—	604	—	—	604
Investment in subsidiaries	744,810	(55,485)	621,520	(1,310,845)	—
Deferred income taxes	—	—	1,664	—	1,664
Other assets	3,862	10,234	4,605	—	18,701

Total assets	$257,161	$745,379	$911,269	$(1,310,846)	$602,963

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$11,879	$124	$—	$12,003
Accounts payable	727	79,988	72,854	—	153,569
Accrued expenses and other current liabilities	9,995	36,638	34,286	—	80,919
Taxes payable	165	10,523	10,107	—	20,795
Deferred revenue	—	17,020	14,681	—	31,701

Total current liabilities	10,887	156,048	132,052		298,987
Long-term debt and notes payables, less current maturities	236,944	1,018	46	—	238,008
Deferred income taxes and other long-term liabilities	—	30,079	26,559	—	56,638

Total liabilities	247,831	187,145	158,657	—	593,633
6.5% convertible participating shares	332,840	—	—	—	332,840
Total shareholders’ equity (deficit)	(323,510)	558,234	752,612	(1,310,846)	(323,510)

Total liabilities & shareholders’ equity (deficit)	$257,161	$745,379	$911,269	$(1,310,846)	$602,963

*	See Note 1– “Restatement and basis of presentation – restatement”

Supplemental Condensed Consolidating Balance Sheet Information

March 31, 2006

(in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non- Guarantors (3)	Eliminations	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Assets
Current assets:
Cash and cash equivalents	$4,619	$20,582	$27,337	$—	$52,538
Restricted cash	—	6,205	14,324	—	20,529
Accounts receivable, net	—	87,541	96,357	—	183,898
Inventories	—	40,197	36,093	—	76,290
Due (to)/from affiliate	(513,135)	464,429	48,706	—	—
Assets held for sale – discontinued operations	—	11,778	—	—	11,778
Prepaid expenses, deferred income taxes and other current assets	29	3,324	4,785	—	8,138

Total current assets	(508,487)	634,056	227,602	—	353,171
Equipment on operating leases, net	—	7,846	4,292	—	12,138
Property and equipment, net	16	31,827	4,654	—	36,497
Goodwill, net	—	127,019	79,155	—	206,174
Other intangible assets, net	—	1,861	—	—	1,861
Investment in subsidiaries	761,885	(55,438)	639,534	(1,345,981)	—
Deferred income taxes	—	—	87	—	87
Other assets	4,385	12,482	1,997	—	18,864

Total assets	$257,799	$759,653	$957,321	$(1,345,981)	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$11,265	$251	$—	$11,516
Accounts payable	434	94,056	67,502	—	161,992
Accrued expenses and other current liabilities	10,193	45,931	34,235	—	90,359
Taxes payable	190	11,241	9,702	—	21,133
Liabilities held for sale – discontinued operations	—	9,067	—	—	9,067
Deferred revenue	—	16,979	14,446	—	31,425

Total current liabilities	10,817	188,539	126,136	—	325,492
Long-term debt and notes payable, less current maturities	236,673	1,330	78	—	238,081
Deferred income taxes and other long-term liabilities	—	30,323	24,587	—	54,910

Total liabilities	247,490	220,192	150,801	—	618,483
6.5% convertible participating shares	321,541	—	—	—	321,541
Total shareholder’s equity (deficit)	(311,232)	539,461	806,520	(1,345,981)	(311,232)

Total liabilities & shareholders’ equity (deficit)	$257,799	$759,653	$957,321	$(1,345,981)	$628,792

*	See Note 1– “Restatement and basis of presentation – restatement”

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 30, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Net cash provided by (used in) continuing operations	$(983)	$(20,029)	$(3,716)	$(24,728)
Net cash provided by (used in) discontinued operations	—	(1,042)	—	(1,042)

Net cash provided by (used in) operating activities	(983)	(21,071)	(3,716)	(25,770)

Investing activities
Capital expenditures	—	(5,495)	(1,878)	(7,373)
Proceeds from sale of property and equipment	—	175	3	178
Proceeds from sale of subsidiary, net of cash	—	11,889	—	11,889

Net cash provided by (used in) continuing investing activities	—	6,569	(1,875)	4,694
Net cash provided by (used in) discontinued investing activities	—	(382)	—	(382)

Net cash provided by (used in) investing activities	—	6,187	(1,875)	4,312

Financing activities
Net borrowings (payments) of debt	—	302	(173)	129

Net cash provided by (used in) continuing financing activities	—	302	(173)	129

Effect of exchange rates on cash	—	293	1,865	2,158

Net increase (decrease) in cash and cash equivalents	(983)	(14,289)	(3,899)	(19,171)
Cash and cash equivalents from continuing operations, beginning of period	4,619	20,582	27,337	52,538
Cash and cash equivalents from discontinued operations, beginning of period	—	1,930	—	1,930

Cash and cash equivalents, end of period	$3,636	$8,223	$23,438	$35,297

*	See Note 1– “Restatement and basis of presentation – restatement”

Supplemental Condensed Consolidating Statements of Cash Flows

For the Six Months Ended September 30, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
	(Restated*)	(Restated*)	(Restated*)	(Restated*)
Net cash provided by (used in) continuing operations	$(6,297)	$(8,731)	$(4,230)	$(19,258)
Net cash provided by (used in) discontinued operations	—	1,564	(1,208)	356

Net cash provided by (used in) operating activities	(6,297)	(7,167)	(5,438)	(18,902)

Investing activities
Capital expenditures	—	(2,980)	(2,983)	(5,963)
Proceeds from sale of property and equipment	—	52	10	62
Proceeds from sale of subsidiary, net of cash	—	16,924	—	16,924

Net cash provided by (used in) continuing investing activities	—	13,996	(2,973)	11,023
Net cash provided by (used in) discontinued investing activities	—	(218)	(355)	(573)

Net cash provided by (used in) investing activities	—	13,778	(3,328)	10,450

Financing activities
Net borrowings (payments) of debt	—	(619)	(721)	(1,340)
Proceeds from stock options exercised	569	—	—	569

Net cash provided by (used in) continuing financing activities	569	(619)	(721)	(771)
Net cash provided by (used in) discontinued financing activities	—	—	(99)	(99)

Net cash provided by (used in) financing activities	569	(619)	(820)	(870)

Effect of exchange rates on cash	—	(144)	(2,682)	(2,826)

Net increase (decrease) in cash and cash equivalents	(5,728)	5,848	(12,268)	(12,148)
Cash and cash equivalents from continuing operations, beginning of period	9,989	30,812	33,195	73,996
Cash and cash equivalents from discontinued operations, beginning of period	—	3,325	5,839	9,164
Cash and cash equivalents from discontinued operations, end of period	—	(2,427)	—	(2,427)

Cash and cash equivalents, end of period	$4,261	$37,558	$26,766	$68,585

*	See Note 1– “Restatement and basis of presentation – restatement”

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC

(2)	Subsidiary Guarantors include the following subsidiaries:

•	Dankalux S.à r.L., a Luxembourg subsidiary;

•	Danka United Kingdom Plc, our primary United Kingdom operating subsidiary, and Danka Services International Ltd., a United Kingdom subsidiary; and

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

Restatement

As discussed under the heading “Amendment No. 1 Explanatory Note” on page 4 and further described in the Notes to the Consolidated Condensed Financial Statements, we have restated our consolidated condensed financial statements and other financial information

Danka Business Systems PLC (also referred to herein as “Danka”, the “Company”, “we”, “us” or “our”) is one of the leading independent providers of print products and services in the United States and Europe. We provide comprehensive document solutions that include office imaging equipment, document related software, related services and supplies that assist our customers with the management of their output requirements. These solutions are designed to improve business processes, reduce costs and increase productivity. We offer a broad selection of digital office imaging products including copiers, multi-function peripherals (“MFPs”), facsimile machines and printers that we integrate with an open architecture portfolio of software that has been carefully selected and rigorously tested for optimum performance. We also provide a wide range of contract services, including professional and consulting services, equipment maintenance, supplies, leasing arrangements, technical support and training primarily on the installed base of equipment created by our retail equipment and related sales.

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

Accounting for Stock Based Compensation—Effective April 1, 2006, we adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method to account for our employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior period results are not restated. Since all options were fully vested on April 1, 2006 and no new options were granted during the first six months of fiscal year 2007, the adoption of SFAS 123R had no impact on net income or earnings per share. See Note 2. “Interim Period Stock Compensation Disclosures” to the consolidated condensed financial statements for disclosures related to stock-based compensation.

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

Financial Condition

	September 30, 2006		March 31, 2006
Total assets	$602,963		$628,792
Total liabilities	$593,633		$618,483
Working capital	$26,828		$27,468
Liabilities to liabilities and capital	98%		98%
Inventory turnover ratio	4	x	5	x

Total assets as of September 30, 2006 decreased $25.9 million or $4.1% compared to March 31, 2006. This decrease primarily was the result of the sale of our Australian subsidiary and a decrease in cash which was used to fund operations offset, in part, by an increase in inventory purchases. In addition, accounts receivable decreased due to decreasing revenues.

Total liabilities decreased $24.9 million from March 31, 2006, or 4.0%. This decrease was the result of the sale of our Australian subsidiary, a decrease in accounts payable and the reduction of accrued expenses due to the payout of accrued restructuring costs and professional fees.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated condensed statements of operations:

	Three months ended September 30,		Six months ended September 30,

	2006	2005	2006	2005
Revenue:
Retail equipment and related sales	35.0%	38.1%	34.9%	38.3%
Retail service	50.6	47.4	49.7	46.8
Retail supplies and rentals	5.8	6.8	6.3	6.8
Wholesale	8.6	7.7	9.1	8.1

Total revenue	100.0	100.0	100.0	100.0
Cost of sales	67.3	67.6	66.8	67.0

Gross profit	32.7	32.4	33.2	33.0

Selling, general and administrative expenses	30.9	33.6	30.5	34.5
Restructuring charges	0.1	0.6	2.7	1.4
Loss on sale of subsidiary	—	—	0.5	—
Other expense (income)	(0.1)	0.4	(0.2)	(0.1)

Operating earnings (loss) from continuing operations	1.8	(2.2)	(0.3)	(2.8)
Interest expense	(3.7)	(3.2)	(3.4)	(3.0)
Interest income	0.1	0.1	—	—

Earnings (loss) from continuing operations before income taxes	(1.8)	(5.3)	(3.7)	(5.8)
Provision (benefit) for income taxes	0.2	0.5	(0.1)	0.5

Net earnings (loss) from continuing operations	(2.0)%	(5.8)%	(3.6)%	(6.3)%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended September 30,		Six months ended September 30,

	2006	2005	2006	2005
Retail equipment and related sales	(18.4)%	(7.6)%	(19.2)%	4.4%
Retail service	(5.1)	(12.2)	(5.6)	(12.3)
Retail supplies and rentals	(23.1)	(10.8)	(17.2)	(9.9)
Wholesale	(0.8)	(6.2)	(1.1)	(2.7)
Total revenue	(11.1)%	(9.9)%	(11.2)%	(5.6)%

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

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss) from continuing operations, interest expense, capital expenditures, depreciation-amortization assets and long-lived assets for each of our operating segments from continuing operations:

Revenue, Gross profit, Operating earnings (loss) and Interest expense from continuing operations

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue
United States	$109,021	$130,406	$231,070	$268,734
Europe	115,749	122,385	241,297	263,193

Total Revenue	$224,770	$252,791	$472,367	$531,927

Gross profit
United States	$37,471	$45,053	$82,703	$96,080
Europe	36,020	36,859	74,119	79,314

Total Gross profit	$73,491	$81,912	$156,822	$175,394

Operating earnings (loss) from continuing operations
United States (1)	$4,171	$(421)	$7,352	$363
Europe (2)	4,052	578	2,354	(1,568)

Subtotal	8,223	157	9,706	(1,205)
Other (3)	(4,167)	(5,905)	(11,170)	(13,272)

Total Operating earnings (loss) from continuing operations	$4,056	$(5,748)	$(1,464)	$(14,777)

Interest expense
United States	$(86)	$(273)	$(171)	$(457)
Europe	(755)	(817)	(1,356)	(1,321)

Subtotal	(841)	(1,090)	(1,527)	(1,778)
Other (3)	(7,464)	(6,999)	(14,739)	(14,196)

Total Interest expense	$(8,305)	$(8,089)	$(16,266)	$(15,974)

(1)	Includes restructuring charges of $0.2 million and $1.6 million for the three months ended September 30, 2006 and 2005, respectively and $6.2 million and $1.5 million for the six months ended September 30, 2006 and 2005, respectively.

(2)	Includes restructuring charges (credits) of $(0.1) million and nil for the three months ended September 30, 2006 and 2005, respectively and $6.2 million and $(0.2) million for the six months ended September 30, 2006 and 2005, repectively.

(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses.

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

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Gross profit margin
United States	34.4%	34.5%	35.8%	35.8%
Europe	31.1	30.1	30.7	30.1
Operating earnings (loss) margin from continuing operations
United States	3.8%	(0.3)%	3.2%	0.1%
Europe	3.5	0.5	1.0	(0.6)

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year quarter decreased by $15.4 million or 18.1% from the year-ago period to $69.6 million from $85.0 million. This decline is primarily the direct result of headcount reductions worldwide and facility closures as a result of our restructuring activities in prior years. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment and related sales. Foreign currency movement increased SG&A by $1.4 million or 1.6%. As a percentage of total revenue, SG&A expenses decreased to 30.9% in the current quarter from 33.6% in the three months ended September 30, 2005.

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

Operating Earnings (Loss) from Continuing Operations

Our operating earnings from continuing operations was $4.1 million for the three months ended September 30, 2006 compared to a loss of $5.7 million in the prior year period. The reduction in the operating loss from continuing operations is principally due to the decreases in SG&A offset by lower sales as discussed above.

Interest Expense and Interest Income

Interest expense increased by $0.2 million due to increased borrowings on our credit facility while interest income remained stable at $0.2 million.

Income Taxes

We recorded an income tax expense of $0.4 million the three months ended September 30, 2006 compared to a tax expense of $1.4 million in the prior year period. The current year quarter result is due to accruals for minimum taxes offset by the reversal of valuation allowances in Belgium and Spain. The income tax expense in the prior period resulted from minimum taxes in certain jurisdictions and additional accruals for tax audit contingencies.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $4.5 million in the three months ended September 30, 2006 compared to a net loss from continuing operations of $15.1 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations attributable to common shareholders of $0.16 per ADS during the current period compared to a net loss from continuing operations of $0.32 per ADS in the year-ago period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased by $39.1 million or 21.3% from the year-ago period to $144.2 million. This decline is primarily the direct result of headcount reductions worldwide and facility closures as a result of our restructuring activities in prior years. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment and related sales. Foreign currency movement increased SG&A by $1.3 million or 0.7%. As a percentage of total revenue, SG&A expenses decreased to 30.5% in the current year period from 34.5% in the prior-year six months ended September 30, 2005.

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

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $1.5 million in first six months of fiscal year 2007 compared to a loss of $14.5 million in the first six months of fiscal year 2006. The reduction in the operating loss from continuing operations is principally due to the decreases in SG&A offset by lower sales, higher restructuring charges and the loss on the sale of subsidiary as discussed above.

Interest Expense and Interest Income

Interest expense increased from the year ago period by $0.3 million to $16.3 million. This increase related to borrowings under our Fleet Credit Facility. Interest income increased to $0.3 million.

Income Taxes

We recorded an income tax benefit of $0.7 million in the first six months of fiscal year 2007 compared to a tax expense of $2.8 million in the prior year period. The income tax benefit for the current six month period resulted primarily from the reversal of valuation allowances previously recorded against deferred tax assets in Belgium and Spain offset by minimum taxes in certain other jurisdictions. The income tax expense in the prior period resulted from minimum taxes in certain jurisdictions and additional accruals for tax audit contingencies.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $16.7 million in the first six months of fiscal year 2007 compared to net loss of $33.1 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred a net loss from continuing operations available to common shareholders of $0.44 per ADS in the first six months of fiscal year 2007 compared to a net loss from continuing operations available to common shareholders of $0.69 per ADS in the first six months of fiscal year 2006.

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

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	For the six months ended September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
Severance	$7,427	$(1,194)	$79	$6,312
Future lease obligations on facility closures	4,614	(801)	7	3,820

Total	$12,041	$(1,995)	$86	$10,132

2007 Plan Restructuring Severance Charge by Operating Segment:

	For the six months ended September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$1,937	$(659)	$—	$1,278
Europe	5,391	(436)	79	5,034
Other(1)	99	(99)	—	—

Total	$7,427	$(1,194)	$79	$6,312

(2)	Includes corporate charges

2007 Plan Restructuring Facility Charge by Operating Segment:

	For the six months ended September 30, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$4,121	$(634)	$—	$3,487
Europe	493	(167)	7	333

Total	$4,614	$(801)	$7	$3,820

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

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31,2006	Reserve at March 31, 2006	Charge (credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
Severance	$22,489	$9,594	$(81)	$(3,788)	$391	$6,116
Future lease obligations on facility closures	1,689	1,117	552	(524)	(35)	1,110

Total	$24,178	$10,711	$471	$(4,312)	$356	$7,226

2005 Plan Restructuring Severance Charge by Operating Segment:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31,2006	Reserve at March 31, 2006	Charge (credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$6,562	$1,556	$36	$(1,489)	$—	$103
Europe	15,927	8,038	(117)	(2,299)	391	6,013

Total	$22,489	$9,594	$(81)	$(3,788)	$391	$6,116

2005 Plan Restructuring Facility Charge by Operating Segment:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$868	$586	$(10)	$(245)	$—	$331
Europe	821	531	562	(279)	(35)	779

Total	$1,689	$1,117	$552	$(524)	$(35)	$1,110

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

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
Severance	$19,320	$497	$—	$(222)	$19	294
Future lease obligations on facility closures	25,985	6,104	(10)	(932)	244	5,406

Total	$45,305	$6,601	$(10)	$(1,154)	$263	$5,700

2004 Plan Restructuring Severance Charge by Operating Segment:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$5,699	$—	$—	$—	$—	$—
Europe	13,573	497	—	(222)	19	294
Other (1)	48	—	—	—	—	—

Total	$19,320	$497	$—	$(222)	$19	$294

(3)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

			For the six months ended September 30, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (credit)	Cash Outlays	Other Non-Cash Changes	Reserve at September 30, 2006
United States	$15,555	$2,719	$129	$(646)	$—	$2,202
Europe	5,985	3,385	(139)	(286)	244	3,204
Other (1)	4,445	—	—	—	—	—

Total	$25,985	$6,104	$(10)	$(932)	$244	$5,406

(1)	Includes corporate charges

Long-Term Debt

The following table sets forth our future payments for our long-term debt:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	1,647	871	776
Other long-term obligations	11,420	11,132	288
Less unamortized discount	(2,576)	—	(2,576)

Total	$250,011	$12,003	$238,008

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