Form 10-Q
period 2006-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2007-02-13
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2007: The registrant had 258,868,352 ordinary shares outstanding with par value of 1.25 pence, including 59,112,798 represented by American Depositary Share “ADS”. Each ADS represents four ordinary shares. The ADSs are evidenced by American Depositary Receipts.

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

Operating Earnings—We generated an operating loss for the first nine months of fiscal year 2007 of $2.7 million due to decreased revenue, increased restructuring charges and a loss on the sale of a subsidiary. The operating losses for the period included $9.1 million in restructuring charges and $2.5 million from a loss on the sale of a wholly-owned subsidiary. If we are not able to increase our revenue and improve our gross margins or reduce our operating costs, these operating losses may continue in the future. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

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

Indebtedness—At December 31, 2006, we had consolidated indebtedness of $255.0 million, including current maturities of long-term debt and notes payable of $17.1 million. Our long-term indebtedness includes $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11.0% senior notes due June 15, 2010, less unamortized discount of $2.4 million. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes accrue interest which is paid every six months on June 15 and December 15.

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

Debt and Credit Facilities—The indenture governing our senior notes and our $50 million senior secured revolving credit facility with Bank of America (or “BofA Credit Facility”), contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; (2) create liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; and (8) engage in mergers or consolidations. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the indenture governing the senior notes may require us to use a portion of our excess cash flow (as defined in the indenture) to repay other senior indebtedness or offer to repurchase the senior notes.

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

Besides competition from within the office imaging industry, we are also experiencing competition from other sources as a result of evolving technology, including the development of alternative means of document processing, retention, storage and printing. Our retail equipment operations are in direct competition with local and regional equipment suppliers and dealers, manufacturers, mass merchandisers and wholesale clubs. We have suffered, and may continue to suffer, a reduction of our market share because of the high level of competition in our industry. The intense competition in our industry may result in pressure on the prices and margins for our products and may affect our ability to retain customers, both of which could materially and adversely affect our business, financial condition or results of operations.

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

Vendor Relationships—We primarily have relationships with Canon, Ricoh, Toshiba, Kodak, Hewlett-Packard and Konica-Minolta. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies, vendor rebates and significant levels of vendor trade creditor financing for our purchases of products from them. Any inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the discontinuation of vendor rebate programs or adequate levels of vendor financing may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors, or any of our other vendors, will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices. We also rely on non-equipment vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

Technological Changes—The industry in which we operate is characterized by rapidly changing technology. Technological changes have contributed to declines in our revenues in the past and may continue to do so in the future. For example, the office imaging industry has changed from analog to digital copiers, multi-function peripherals (“MFPs”) and printers. Most of our digital products replaced analog products, which have historically been a significant percentage of our machines in field (“MIF”). Digital copiers and MFPs are more reliable than analog copiers and require less maintenance. Moreover, color printing and copying represents an important and growing part of our industry. We must improve our execution of color equipment sales and meet the demand for color products if we are to maintain and improve our operating performance and our ability to compete. To meet these trends, manufacturers are accelerating the introduction of products and new technology to address the growing need for color. These products include both cartridge based laser imaging systems, and newer inkjet based systems. Partially as a result of these technology trends, the industry and we are seeing increased downward pressure on average selling prices for both equipment and the accompanying service and supply contracts. Furthermore, the success of the cartridge based systems may put further pressure on the willingness of our traditional customers to enter into long-term service contracts, or service contracts at all.

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

Information Systems—Certain of our Europe operations run on numerous, disparate legacy IT systems that are outdated and incompatible. The operation and coordination of these management information systems and billings systems are labor intensive and expensive. We have determined that we need to upgrade our information systems and have standardized our network infrastructure and email system across Europe. Oracle has been implemented in Italy and the Netherlands, and other countries may be upgraded from the existing legacy systems to the latest Oracle releases where possible. As discussed in Note 12. “Subsequent Event” to the consolidated condensed financial statements, on February 1, 2007, we announced the completion of the sale of all the shares of our operating business units in Europe. As such, we will not need to address these legacy system issues.

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

Due to the delayed investment in our information systems in certain of our Europe operations, we have not adequately invested in disaster recovery systems in all of our operations. As discussed in Note 12. “Subsequent Event” to the consolidated condensed financial statements, on February 1, 2007, we announced the completion of the sale of all the shares of our operating business units in Europe, effectively removing any risk associated with our European information systems.

Business Processes and Policies—We have identified instances where we do not have adequate processes in place or our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data and inadequate document retention. We continue to address these issues and have implemented, or are in the process of implementing, the following steps to remediate:

•	Review existing contract terms and verify the ability to support such terms in our accounting system;

•	Improve our meter reading capabilities by increasing the automation of key processes;

•	Take steps to systematically gather information to allow for analysis and development of targeted control improvements;

•	Establish a cross functional team to study errors identified and design and aid in the implementation of improved controls; and

•	Provide additional training and increased responsibility to account managers to better ensure that customers receive billings that are free from error or inaccuracies.

While these steps are currently underway, there is no assurance that all of these issues will be completely rectified. See our discussion in Item 4-Controls and Procedures regarding a material weakness in our revenue and billing process.

Additionally, on February 5, 2007, management concluded that the Company should restate its previously filed financial statements for fiscal years ended March 31, 2006, 2005 and 2004, and for the interim quarterly periods in fiscal year 2007, to correct the accounting for its domestic income tax valuation allowance. As a result of this restatement, management identified a material weakness in its controls over the determination and recording of its domestic income tax valuation allowance. In conjunction with the assessment, we have not been required to take any additional remedial action to remediate the material weakness in our internal control over financial reporting. We continue to monitor new and emerging accounting guidance and industry interpretations to assist in our application of Generally Accepted Accounting Principals. Accordingly, we are confident that, as of the date of this filing, we have fully remediated this material weakness in our internal controls over financial reporting.

For further detail regarding the above restatement and resulting material weakness, please see our discussion on Item 4 – Controls and Procedures.

International Scope of Operations—We are incorporated under the laws of England and Wales, and we conducted a significant portion of our business outside of the United States. We generated 52.4% of our revenue outside the United States during the first nine months of fiscal year 2007. We marketed office imaging equipment, document solutions and related services and supplies directly to customers in 15 countries. The international scope of our operations could lead to volatile financial results and difficulties in managing our operations because of, but not limited to, the following:

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

With respect to our international operations that are experiencing difficulties as described above, we continue to evaluate the viability and future prospects of these businesses. Based on these evaluations, we sold operations in Canada and Central and South America during fiscal year 2006 and our operations in Australia during fiscal year 2007. As discussed in Note 12. “Subsequent Event” to the consolidated condensed financial statements, on February 1, 2007, we announced the completion of the sale of all the shares of our operating business units in Europe therefore minimizing the above risks related to international operations.

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

The majority of our revenues outside the United States are denominated in either the euro or the British pound sterling. During the first nine months of fiscal year 2007, the average euro and the British pound sterling rate strengthened 4.6% and 4.9%, respectively, against the United States dollar, resulting in higher revenues.

Further, our intercompany loans are subject to fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operate, primarily the euro and the British pound sterling. Based on the outstanding balance of our intercompany loans at December 31, 2006, a change of 1% in the exchange rate for the euro and British pound sterling versus the United States dollar would cause a foreign exchange loss of less than $0.2 million.

Moreover, we pay for some inventory in euro countries in United States dollars, but we generally invoice our customers in such countries in euros. Generally, if the euro weakens against the United States dollar, our operating margins and cash flow may be negatively impacted when we receive payment in euros.

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

Economic Uncertainty—The profitability of our business is susceptible to uncertainties in the global economy. Overall demand for our products and services and our profit margins may decline as a direct result of an economic recession, inflation, changes in interest rates or governmental fiscal policy, or other macroeconomic factors which are out of our control. As a result, our customers may reduce or delay expenditures for our products and services.

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

Compliance with Sarbanes-Oxley Act of 2002—Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent auditors are required to attest to, the effectiveness of our internal controls over financial reporting on an annual basis. Testing and evaluation of the design and operating effectiveness of our internal control over financial reporting is performed on an ongoing basis. As a result of our assessment conducted as of March 31, 2006, we identified a material weakness in our revenue and billing process in the United States. Additionally, on February 5, 2007, the Company identified an error in its accounting for its domestic income tax valuation allowance and determined that it needed to restate its previously filed financial statements to correct the error. Based on this restatement, management concluded that another material weakness existed at March 31, 2006 related to its income tax accounting process.

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

Share Price—The market price of our ordinary shares and American Depositary Share (or “ADS”) could be subject to significant fluctuations as a result of many factors. In addition, global stock markets have from time to time experienced significant price and volume fluctuations. These fluctuations may lead to a drop in the market price of our ordinary shares and ADSs. Factors which may add to the volatility of the price of our ordinary shares and ADSs include many of the factors set out above, and may also include changes in liquidity in the market for our ordinary shares and ADSs, sales of our ordinary shares and ADSs, investor sentiment towards the business sector in which we operate and overall conditions in the capital markets. Many of these factors are beyond our control. These factors may change the market price of our ordinary shares and ADSs, regardless of our operating performance.

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

As of the date of filing of this quarterly report, we have insufficient accumulated, realized profits to pay dividends on our ordinary shares. In addition, our Bank of America Credit Facility prohibits us from paying dividends on our ordinary shares without our lenders’ consent, and the indenture governing the senior notes restricts our ability to pay such dividends. Also, we may pay dividends on our ordinary shares only if we have paid all dividends due on our 6.50% senior convertible participating shares.

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

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2006 and 2005

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended December 31		Nine months ended December 31
	2006	2005	2006	2005
Revenue:
Retail equipment and related sales	$80,483	$94,594	$245,111	$298,268
Retail service	116,355	117,589	351,284	366,375
Retail supplies and rentals	13,098	16,172	42,913	52,181
Wholesale	24,462	25,033	67,457	68,490

Total revenue	234,398	253,388	706,765	785,314

Cost of sales:
Retail equipment and related sales costs	57,130	65,597	170,436	208,742
Retail service costs	76,702	77,455	225,687	233,614
Retail supplies and rental costs, including depreciation on rental assets	8,162	9,579	25,935	31,334
Wholesale costs	20,351	21,037	55,832	56,512

Total cost of sales	162,345	173,668	477,890	530,202

Gross profit	72,053	79,720	228,875	255,112
Operating expenses:
Selling, general and administrative expenses	76,826	80,222	220,988	263,476
Restructuring charges (credits)	(3,393)	19	9,109	7,512
Loss on sale of subsidiary	—	—	2,512	—
Other expense (income)	(178)	(112)	(1,067)	(991)

Total operating expenses	73,255	80,129	231,542	269,997

Operating earnings (loss) from continuing operations	(1,202)	(409)	(2,667)	(14,885)
Interest expense	(8,401)	(7,922)	(24,667)	(23,896)
Interest income	279	188	644	267

Earnings (loss) from continuing operations before income taxes	(9,324)	(8,143)	(26,690)	(38,514)
Provision (benefit) for income taxes	(4,026)	(10,748)	(4,686)	(7,992)

Earnings (loss) from continuing operations	(5,298)	2,605	(22,004)	(30,522)
Earnings (loss) from discontinued operations, net of tax	(233)	539	163	(1,080)
Gain (loss) on sale of discontinued operations, net of tax	—	(63)	9,709	(30,322)

Net earnings (loss)	$(5,531)	$3,081	$(12,132)	$(61,924)

Net earnings (loss) available to common shareholders:
Net earnings (loss) from continuing operations	$(5,298)	$2,605	$(22,004)	$(30,522)
Dividends and accretion on participating shares	(5,778)	(5,439)	(17,077)	(16,114)

Net earnings (loss) from continuing operations available to common shareholders	$(11,076)	$(2,834)	$(39,081)	$(46,636)

Basic and diluted net earnings (loss) available to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(0.17)	$(0.05)	$(0.61)	$(0.73)
Net earnings (loss) from discontinued operations	—	0.01	0.16	(0.49)

Basic net earnings (loss)	$(0.17)	$(0.04)	$(0.45)	$(1.22)

Weighted average basic ADSs	64,472	64,122	64,246	63,778

Diluted net earnings (loss)	$(0.17)	$(0.03)	$(0.45)	$(1.22)

Weighted average diluted ADSs	64,472	89,877	64,246	63,778

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of December 31, 2006 and March 31, 2006

(In thousands except per share data)

	December 31, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,736	$52,538
Restricted cash	17,840	20,529
Accounts receivable, net of allowances	161,958	183,898
Inventories	88,630	76,290
Assets held for sale – discontinued operations	—	11,778
Prepaid expenses, deferred income taxes and other current assets	11,311	8,138

Total current assets	313,475	353,171
Equipment on operating leases, net	16,300	12,138
Property and equipment, net	29,645	36,497
Goodwill	215,830	206,174
Other intangible assets, net of accumulated amortization	579	1,861
Deferred income taxes	3,949	87
Other assets	18,880	18,864

Total assets	$598,658	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$17,050	$11,516
Accounts payable	163,928	161,992
Accrued expenses and other current liabilities	72,445	90,359
Taxes payable	18,360	21,133
Liabilities held for sale – discontinued operations	—	9,067
Deferred revenue	22,073	31,425

Total current liabilities	293,856	325,492
Long-term debt and notes payable, less current maturities	237,954	238,081
Deferred income taxes and other long-term liabilities	52,601	55,301

Total liabilities	584,411	618,483

6.5% senior convertible participating shares	338,618	321,541
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,386	5,330
Additional paid-in capital	330,401	329,745
Accumulated deficit	(629,404)	(600,195)
Accumulated other comprehensive loss	(30,754)	(46,112)

Total shareholders’ equity (deficit)	(324,371)	(311,232)

Total liabilities and shareholders’ equity (deficit)	$598,658	$628,792

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2006 and 2005

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Operating activities:
Net earnings (loss)	$(12,132)	$(61,924)
(Earnings) loss from discontinued operations	(9,872)	31,402

Earnings (loss) from continuing operations	(22,004)	(30,522)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,942	21,795
Deferred income taxes	(1,662)	2,521
Amortization of debt issuance costs	1,397	1,585
(Gain) loss on sale of property & equipment and equipment on operating leases	(373)	1,035
Proceeds from sale of equipment on operating leases	945	575
Restructuring charges	9,109	7,512
Loss on sale of subsidiary	2,103	—
Changes in net assets and liabilities:
Accounts receivable	20,889	24,384
Inventories	(12,576)	692
Prepaid expenses and other current assets	(3,185)	576
Other non-current assets	(7,505)	5,506
Accounts payable	2,303	(16,467)
Accrued expenses and other current liabilities	(29,150)	(55,159)
Deferred revenue	(9,178)	(3,756)
Other long-term liabilities	(397)	(11,062)

Net cash provided by (used in) continuing operating activities	(32,342)	(50,785)
Net cash provided by (used in) discontinued operating activities	(1,144)	999

Net cash provided by (used in) operating activities	(33,486)	(49,786)

Investing activities:
Capital expenditures	(13,850)	(7,916)
Proceeds from sale of discontinued operations, net of cash	11,889	16,924
Proceeds from the sale of property and equipment	207	67

Net cash provided by (used in) continuing investing activities	(1,754)	9,075
Net cash provided by (used in) discontinued investing activities	(382)	(604)

Net cash provided by (used in) investing activities	(2,136)	8,471
Financing activities:
Borrowings under line of credit agreements	37,162	20,479
Payments under line of credit agreements	(31,035)	(20,684)
Payments under capital lease arrangements	(1,153)	(1,741)
Proceeds from stock options exercised	712	619
Change in restricted cash	5,000	—

Net cash provided by (used in) continuing financing activities	10,686	(1,327)
Net cash provided by (used in) discontinued financing activities	—	(99)

Net cash (used in) provided by financing activities	10,686	(1,426)

Effect of exchange rates	4,204	(4,097)

Net decrease in cash and cash equivalents	(20,732)	(46,838)
Cash and cash equivalents from continuing operations, beginning of period	52,538	73,996
Cash and cash equivalents from discontinued operations, beginning of period	1,930	9,164
Cash and cash equivalents from discontinued operations, end of period	—	(1,895)

Cash and cash equivalents from continuing operations, end of period	$33,736	$34,427

Supplemental disclosures—cash flow information:
Interest paid	$29,693	$29,043
Income taxes paid	1,848	1,183

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated condensed financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of and for the three and nine months ended December 31, 2006 and 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

The consolidated condensed financial statements contained herein as of and for the three and nine months ended December 31, 2006 and December 31, 2005 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2006 were delivered to the Registrar of Companies for England and Wales on October 31, 2006. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

On January 31, 2007, Danka Business Systems PLC completed the sale of its European businesses. As such, the consolidated results contained herein as of December 31, 2006 include those of the operating units in Europe. More information related to the sale is discussed in Note 12 “Subsequent Event” to the consolidated condensed financial statements.

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

Note 2. Interim Period Stock Compensation Disclosures

Effective April 1, 2006, the Company adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method to account for its employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior period results are not restated. Since all options were fully vested on April 1, 2006, the adoption of SFAS 123R had no impact on net income or earnings per share.

Prior to the April 1, 2006 adoption of SFAS 123R, the Company accounted for its stock options to employees and stock grants to directors using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation costs were recognized relating to the stock option grants to employees if the exercise price of the options awarded was equal to or greater than the fair value of the common stock on the dates of grant. The Company used and will continue to use, under SFAS 123R, the accelerated method to recognize compensation expense of its equity-based awards with graded vesting whereby the compensation cost will be recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Prior to the adoption of SFAS 123R, the Company accelerated the vesting on all outstanding unvested stock options as of January 31, 2006. The acceleration of the options took place on March 15, 2006. As a result of the accelerated vesting of the options, the Company recorded an immaterial charge to earnings under APB 25 during fiscal year 2006.

The following table illustrates the pro forma net earnings (loss) available to common shareholders and the pro forma earnings (loss) available to common shareholders per ADS share for the three and nine month periods ended December 31, 2005, reflecting the compensation cost that the Company would have recorded for its stock option plans had it used the fair value based method at the date of grant for awards under the plans consistent with the method prescribed by SFAS 123.

	Three months ended December 31, 2005	Nine months ended December 31, 2005
Earnings (loss) from continuing operations, as reported	$2,605	$(30,522)
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(771)	(2,706)

Pro forma earnings (loss) from continuing operations	1,834	(33,228)
Dividends and accretion on participating shares	(5,439)	(16,114)

Pro forma earnings (loss) from continuing operations available to common shareholders	(3,605)	(49,342)
Earnings (loss) from discontinued operations	476	(31,402)

Pro forma net earnings (loss) available to common shareholders	$(3,129)	$(80,744)

Basic earnings (loss) from continuing operations available to common shareholders per ADS
As reported	$(0.05)	$(0.73)
Pro forma	(0.06)	(0.77)
Basic net earnings (loss) available to common shareholders per ADS
As reported	$(0.04)	$(1.22)
Pro forma	(0.05)	(1.27)
Weighted average basic ADS	64,122	63,778
Diluted net earnings (loss) available to common shareholders per ADS
As reported	$(0.03)	$(1.22)
Pro forma	(0.03)	(1.27)
Weighted average diluted ADS	89,877	63,778

The Company has four share option and stock compensation plans, the 1996 Share Option Plan, the 1999 Share Option Plan, the 2001 Long-Term Incentive Plan and the 2002 Outside Director Stock Compensation Plan. Awards may be made under the first three plans to its officers and key employees. The average of the high and low is used to determine the grant price. Under all of the stock option plans, the option exercise price is equal to the fair market value of the Company’s ordinary shares or ADSs at the date of grant. Options granted by the Company currently expire no later than 10 years from the date of grant and generally fully vest within three years.

1996 Share Option Plan

The Company’s 1996 Share Option Plan authorizes the granting of both incentive and non-incentive share options over an aggregate of 22,000,000 ordinary shares (5,500,000 ADS equivalents). The option balance outstanding at December 31, 2006 also includes options issued pursuant to a plan that preceded the 1996 Share Option Plan. There are no shares available for issuance under this plan. Options were granted at prices not less than market value on the date of grant and the maximum term of the options does not exceed ten years. Share options granted under the 1996 Share Option Plan generally vest ratably in equal tranches over three years beginning on the first anniversary of the date of grant.

1999 Share Option Plan

In October 1999, shareholders approved the 1999 Share Option Plan authorizing the granting of both incentive and non-incentive share options for an aggregate of 12,000,000 ordinary shares (3,000,000 ADS equivalents). In October 2001, shareholders approved the issuance of an additional 20,000,000 ordinary shares (5,000,000 ADS equivalents) pursuant to the 1999 plan. Share options granted under the 1999 Share Option Plan generally have the same terms as those granted under the 1996 Share Option Plan. There were 300,000 ADS equivalent stock options granted during fiscal year 2006 that include a provision for a guaranteed intrinsic value of $0.8 million after three years. During fiscal year 2007, 1,030,000 ADS equivalent share options were granted to employees.

2001 Long Term Incentive Plan

In October 2001, shareholders approved the Danka 2001 Long Term Incentive Plan, under which the Company may make awards of a variety of equity-related incentives to its executive directors, officers and employees. Awards under the 2001 plan may take the form of non-vested stock unit awards (“restricted stock”), stock appreciation rights and other share-based awards. The 2001 plan is administered by the Company’s human resources committee, which determines the persons to whom awards may be made, the form of the awards, the terms and conditions of the awards, the number of shares subject to each award and the dates of grant. The total number of ordinary shares in respect of which awards may be made under the 2001 plan is 18,000,000 ordinary shares (4,500,000 ADS equivalents). Awards may be made in ordinary shares or ADSs. As of December 31, 2006, 59,599 ADSs have been awarded under the 2001 plan.

2002 Outside Director Stock Compensation Plan

In October 2002, the shareholders approved the 2002 Outside Director Stock Compensation Plan which allows the Company to pay part of its outside (non-executive) directors’ compensation in shares. The total number of shares in respect of which awards may be made under the 2002 Plan are 2,000,000 ordinary shares or 500,000 ADS. For the fiscal years ended March 31, 2006 and 2005, 342,664 and 210,924 ordinary shares, respectively were issued under the 2002 Plan. As of December 31, 2006, 1,442,388 ordinary shares or 360,597 ADS had been issued under the 2002 Plan.

As of December 31, 2006, there were 24,987,064 ordinary shares (6,246,766 ADS equivalents) available to grant under all of the Company’s existing equity compensation plans.

Additional information with respect to all stock option plan activity during the nine months ended December 31, 2006 was as follows in ADSs:

	Options	Weighted-average exercise price
Options outstanding at April 1	6,151	$3.78
Granted	1,030	1.68
Exercised	(430)	0.86
Forfeited	(865)	5.63

Options outstanding at December 31	5,886	3.35

Options exercisable at December 31	4,856	3.71

Shares available for issuance at December 31	6,247

The following table summarizes information about ADS equivalent stock options outstanding at December 31, 2006.

Price Range in dollars	Number of shares	Outstanding Options Weighted average remaining contractual life (In Years)	Weighted average exercise price in dollars	Exercisable Options
				Number of shares	Weighted average exercise price in dollars
$ 0.54 – $ 1.88 (1)	2,097	7.8	$1.57	1,067	$1.46
1.89 – 2.62	712	7.15	2.26	712	2.26
2.63 – 3.19	467	7.65	3.00	467	3.00
3.20 – 3.52	276	5.65	3.37	276	3.37
3.53 – 4.10	1,420	6.55	3.92	1,420	3.92
4.11 – 4.35	10	6.15	4.20	10	4.20
4.36 – 4.99	43	5.35	4.55	43	4.55
5.00 – 9.19	751	2.15	5.71	751	5.71
9.20 – 28.13	76	0.55	15.47	76	15.47
28.14 – 47.97	34	0.55	36.67	34	36.67

	5,886	6.4	$3.35	4,856	$3.71

(1)	Includes 1,030,000 outstanding options which have a fair value of $1.13 and a weighted average remaining contractual life of 10 years as of December 31, 2006.

The aggregate intrinsic value at December 31, 2006 was not significant to the financial statements presented herein taken as a whole.

SFAS 123 Assumptions and Fair Value

Fiscal year 2006

The fair value of options granted during the first nine months of fiscal year 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield	0.00%
Expected volatility (1)	88.94%
Risk-free interest rate	4.10%
Expected life	5.00 years

(1)	Expected volatility is estimated using a five-year historical price volatility model

The weighted average fair value of ADS equivalent stock options at grant date for the first nine months of fiscal year 2006 was $1.41 per ADS equivalent stock option.

Fiscal year 2007

The fair value of options granted during the first nine months of fiscal year 2007 was estimated at the date of grant using a multiple point binomial model with the following weighted average assumptions:

Dividend yield	0.00%
Expected volatility (1)	77.91%
Risk-free interest rate	4.61%
Expected life (2)	5.83 years
Forfeiture rate (3)	0.00%

(1)	Expected volatility is estimated based on a weighted average of, the most recent 5.83-year volatility for the Company’s stock, the long-term mean reversion volatility for the Company’s stock, and to a minor extent, the implied volatility of the Company’s peer group.
(2)	Expected life is based on the assumption that all outstanding options will be exercised at the midpoint of the grant date and full contractual term.
(3)	Historically, there have been no forfeitures of options granted to the Company’s chief executive officers. Since the majority of the fiscal year 2007 options were granted to the current chief executive officer, it is appropriate to use a forfeiture rate of 0.0%.

The weighted average fair value of ADS equivalent stock options at grant date for the first nine months of fiscal 2007 was $1.12 per ADS equivalent stock option.

The fair value of options granted prior to the implementation of SFAS 123R are estimated at the date of grant using a Black-Scholes option pricing model, while those granted after the implementation of SFAS 123R use a multiple point binomial model. See Footnote 2 Interim Period Stock compensation Disclosures for assumptions.

Future compensation to be incurred through fiscal year 2010 related to the nonvested options is approximately $1.1 million as of December 31, 2006.

Exercise of options

Upon the exercise of options, new shares are issued in settlement of the exercise.

Note 3. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for Danka beginning April 1, 2007. If there are changes in net assets/liabilities as a result of the application of FIN 48, these will be accounted for as a cumulative adjustment to beginning retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset and liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. FAS 157 is effective for Danka beginning April 1, 2008 although early adoption is permitted. The Company does not expect FAS 157 to have a material impact on its historical consolidated financial position and results of operations, but could have an impact on the measurement of assets and liabilities acquired following the effective date of the new standard.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))” (“FAS 158”). FAS 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligation that determines its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize change in the funded status of a defined benefit post retirement pan in the year in which the changes occur. FAS 158 is effective for Danka beginning March 31, 2007. The Company is currently assessing the impact of FAS 158 on its consolidated financial position. However, the Company does not expect FAS 158 to have an impact on results of operations.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following for the three and nine months ended December 31, 2006 and 2005:

	Three Months ended December 31,		Nine Months ended December 31,
	2006	2005	2006	2005
Net earnings (loss)	$(5,531)	$3,081	$(12,132)	$(61,924)
Net foreign currency translation adjustment, net of taxes	5,627	(2,790)	12,160	(12,513)

Comprehensive income (loss)	$96	$291	$28	$(74,437)

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

As part of these plans, the Company recorded a $11.3 million restructuring charge in the first nine months of fiscal year 2007 consisting of $7.2 million relating to severance charges due to additional cost reduction efforts and $4.1 million in facility costs primarily related to the Company’s United States and Corporate headquarters in St. Petersburg, Florida. Cash outlays for severance and facilities during the period were $1.9 million and $1.7 million, respectively. The other non-cash changes of $0.3 million represent foreign currency adjustments.

During the 3 months ended December 31, 2006, the Company reversed $0.7 million restructuring charge related to facility costs in the United States due to a change in assumptions and $0.7 million related to severance costs in Europe due to attrition and favorable negotiations.

The remaining liability of the 2007 Plan restructuring charge of $3.4 million and $4.6 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	For the nine months ended December 31, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
Severance	$7,235	$(1,859)	$256	$5,632
Future lease obligations on facility closures	4,058	(1,664)	21	2,415

Total	$11,293	$(3,523)	$277	$8,047

2007 Plan Restructuring Severance Charge by Operating Segment:

	For the nine months ended December 31, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$1,937	$(1,031)	$—	$906
Europe	5,199	(729)	256	4,726
Other(1)	99	(99)	—	—

Total	$7,235	$(1,859)	$256	$5,632

2007 Plan Restructuring Facility Charge by Operating Segment:

	For the nine months ended December 31, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$3,369	$(1,328)	$—	$2,041
Europe	646	(293)	21	374
Other (1)	43	(43)	—	—

Total	$4,058	$(1,664)	$21	$2,415

(1)	Includes corporate charges

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

During fiscal year 2007, the Company reversed $1.7 million of restructuring charge related to severance due to favorable severance negotiations in Europe and employee attrition. Cash outlays for severance and facilities during the year were $4.6 million and $0.8 million, respectively. The other non-cash changes of $0.3 million represent foreign currency adjustments.

The remaining liability of the 2005 Plan restructuring charge of $1.7 million and $2.4 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
Severance	$22,489	$9,594	$(1,709)	$(4,567)	$373	$3,691
Future lease obligations on facility closures	1,689	1,117	88	(795)	(33)	377

Total	$24,178	$10,711	$(1,621)	$(5,362)	$340	$4,068

2005 Plan Restructuring Severance Charge by Operating Segment:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$6,562	$1,556	$36	$(1,571)	$—	$21
Europe	15,927	8,038	(1,745)	(2,996)	373	3,670

Total	$22,489	$9,594	$(1,709)	$(4,567)	$373	$3,691

2005 Plan Restructuring Facility Charge by Operating Segment:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$868	$586	$38	$(356)	$—	$268
Europe	821	531	50	(439)	(33)	109

Total	$1,689	$1,117	$88	$(795)	$(33)	$377

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

During fiscal year 2007, the Company reversed $0.6 million of fiscal year 2004 Plan facility charges due to the early sublease of a facility in the United Kingdom. Cash outlays for employee severance and facilities during fiscal year 2007 were $0.3 million and $1.4 million, respectively.

The remaining liability of the 2004 Plan restructuring charge of $3.7 million and $1.0 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
Severance	$19,320	$497	$59	$(307)	$32	281
Future lease obligations on facility closures	25,985	6,104	(623)	(1,366)	352	4,467

Total	$45,305	$6,601	$(564)	$(1,673)	$384	$4,748

2004 Plan Restructuring Severance Charge by Operating Segment:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$5,699	$—	$—	$—	$—	$—
Europe	13,573	497	59	(307)	32	281
Other (1)	48	—	—	—	—	—

Total	$19,320	$497	$59	$(307)	$32	$281

(1)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$15,555	$2,719	$239	$(933)	$—	$2,025
Europe	5,985	3,385	(862)	(433)	352	2,442
Other (1)	4,445	—	—	—	—	—

Total	$25,985	$6,104	$(623)	$(1,366)	$352	$4,467

(1)	Includes corporate charges

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

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$—	$12,073	$22,085	$39,459
Net earnings (loss) from discontinued operations	—	539	561	226
Gain on sale of discontinued operations	—	—	9,709	—

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

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$12,563
Net earnings (loss) from discontinued operations, net of tax	(131)	—	(33)	(595)
Provision for income taxes on discontinued operations	—	—	—	790
Gain (loss) on sale of discontinued operations, net of tax	—	(10)	—	(29,120)

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

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenues	$—	$—	$—	$9,407
Net earnings (loss) from discontinued operations	(102)	—	(365)	(711)
Gain (loss) on sale of discontinued operations	—	(53)	—	(1,202)

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

Note 7. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the number of ADSs shown in the table below are not included in the computation of diluted earnings per share for the nine months ended December 31, 2006 and 2005, because their effect would be anti-dilutive. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the nine months ended December 31, 2006 and 2005, because their effect would be anti-dilutive. The total number of outstanding shares related to stock options was 5.9 million and 6.4 million at December 31, 2006 and 2005, respectively.

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Potential ADSs issuance from:

6.5% senior convertible participating shares	27,150	25,454	26,722	25,052
Stock options	74	301	46	264

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

The following tables present information about the Company’s segments from continuing operations.

Revenue, Gross profit, Operating earnings (loss) and Interest expense from continuing operations

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenue
United States	$105,629	$125,475	$336,698	$394,209
Europe	128,769	127,913	370,067	391,105

Total Revenue	$234,398	$253,388	$706,765	$785,314

Gross profit
United States	$35,844	$43,047	$118,546	$139,127
Europe	36,209	36,673	110,329	115,985

Total Gross profit	$72,053	$79,720	$228,875	$255,112

Operating earnings (loss) from continuing operations
United States (1)	$1,983	$6,980	$9,330	$7,016
Europe (2)	5,905	2,365	6,916	797

Subtotal	7,888	9,345	16,246	7,813
Other (3)	(9,090)	(9,754)	(18,913)	(22,698)

Total Operating earnings (loss) from continuing operations	$(1,202)	$(409)	$(2,667)	$(14,885)

Interest expense
United States	$(66)	$(112)	$(237)	$(569)
Europe	(1,002)	(572)	(2,358)	(1,894)

Subtotal	(1,068)	(684)	(2,595)	(2,463)
Other (3)	(7,333)	(7,238)	(22,072)	(21,433)

Total Interest expense	$(8,401)	$(7,922)	$(24,667)	$(23,896)

(1)	Includes restructuring charges (credits) of (0.6) million and $1.2 million for the three months ended December 31, 2006 and 2005, respectively and $5.6 million and $3.1 million for the nine months ended December 31, 2006 and 2005, respectively.
(2)	Includes restructuring charges (credits) of $(2.8) million and $(1.2) million for the three months ended December 31, 2006 and 2005, respectively and $3.3 million and $4.4 million for the nine months ended December 31, 2006 and 2005, respectively.
(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses.

Approximately 54.9% and 52.4% of the Company’s revenue for the three and nine months ended December 31, 2006, respectively, was generated outside the United States while approximately 50.5% and 49.8% of the company’s revenue was generated outside the United States during the three and nine months ended December 31, 2005, respectively.

Capital Expenditures and Depreciation and Amortization

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Capital Expenditures
United States	$4,734	$564	$9,370	$2,912
Europe	1,742	1,389	4,273	4,986

Subtotal	6,476	1,953	13,643	7,898
Other (1)	1	—	207	18

Total Capital Expenditures	$6,477	$1,953	$13,850	$7,916

Depreciation and Amortization
United States	$3,691	$4,446	$10,414	$14,159
Europe	1,741	2,079	5,570	6,665

Subtotal	5,432	6,525	15,984	20,824
Other (2)	323	286	958	971

Total Depreciation and Amortization	$5,755	$6,811	$16,942	$21,795

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	December 31, 2006	March 31, 2006
Assets
United States	$179,873	$204,400
Europe (1)	351,473	338,076

Subtotal	531,346	542,476
Other (2)	67,312	86,316

Total Assets	$598,658	$628,792

Long-lived Assets (3)
United States	$88,157	$92,011
Europe (1)	139,100	126,413

Subtotal	227,257	218,424
Other (2)	57,926	57,197

Total Long-lived Assets	$285,183	$275,621

(1)	Includes assets for sale – discontinued operations.
(2)	Other includes corporate assets.
(3)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

Note 9. Debt

Debt consists of the following as of December 31, 2006 and March 31, 2006:

	December 31, 2006	March 31, 2006

10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	1,356	2,490
Various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	16,562	10,434

Total debt and notes payable	257,438	252,444
Less unamortized discount on senior notes	(2,434)	(2,847)

Total debt and notes payable less unamortized discount	255,004	249,597
Less current maturities of long-term debt and notes payable	(17,050)	(11,516)

Long-term debt and notes payable, less current maturities	$237,954	$238,081

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

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and is amortizing these costs over the term of the senior notes. The unamortized balance of these costs as of December 31, 2006 was $3.6 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The unamortized balance of the discount as of December 31, 2006 was $2.4 million.

The Company has a credit facility which was to originally expire on January 4, 2008 with Bank of America (the “BofA Credit Facility”) which provides a $50.0 million, senior secured revolving credit facility, that includes a $30.0 million sub-limit for standby and documentary letters of credit. The BofA Credit Facility was amended on November 14, 2006 to extend the facility for one year to January 4, 2009. The BofA Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the BofA Credit Facility, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. As of December 31, 2006, the borrowing base for the credit facility was $27.6 million and the Company had $16.0 million of borrowings under the BofA Credit Facility. These amounts are included in “Current maturities of long-term debt and notes payable” on the consolidated condensed balance sheet. The borrowing base fluctuates each month and is generally highest at the end of a quarter.

The Company incurred $1.7 million in debt issuance costs relating to the BofA Credit Facility, including a fee of $0.1 million to extend the facility, and is amortizing these costs over the remaining term of the credit facility. The unamortized balance of these costs as of December 31, 2006 was $0.4 million.

On December 31, 2003, the Company entered into a one year letter of credit facility with ABN Amro. On November 2, 2004, this agreement was amended to provide the Company a letter of credit facility for Euro 11.8 million (U.S. $15.6 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of the Company’s Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.6 million).

On January 1, 2006, the Company opened a replacement letter of credit facility with ABN Amro in favor of Ricoh in the amount of Euro 11.8 million (U.S. $15.6 million) that is fully cash collateralized and expired on January 31, 2007.

Note 10. Contingencies

Litigation: In June 2003, Danka was served with a class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs. Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which the Company has opposed. The Company had filed a motion for summary judgment, which plaintiffs had opposed. On October 13, 2006, the United States District Court for the Middle District of Tennessee granted Danka’s motion for summary judgment and dismissed the Plaintiff’s claims regarding shipping and handling charges, which served as the basis of the putative class claim. The U.S. District Court ruling effectively defeats the Plaintiff’s ability to represent a class or serve as a potential class member. The Plaintiff’s remaining claim has not been resolved, but its resolution, even if adverse to the Company, is not expected to have a material impact on the Company’s financial condition. The Company does not know whether the Plaintiff will attempt to appeal the ruling dismissing the claim relating to shipping and handling charges. The Company will continue to vigorously defend the claims alleged by the plaintiff in this action.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

Note 11. Income Taxes

The Company recorded an income tax benefit of $4.7 million in the first nine months of fiscal year 2007 compared to a benefit of $8.0 million in the prior year period. The income tax benefit for the nine month period resulted primarily from the reversal of valuation allowances on deferred tax assets in Europe and benefits related to the resolution of tax contingencies offset by an increase in the US valuation allowance on deferred tax assets. The income tax benefit for the prior year period resulted from the resolution of various tax contingencies (principally in the United States) totaling $10.7 million, which was partially offset by income tax expense of $1.7 million attributable to prior year results.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at December 31, 2006 and 2005 in most jurisdictions and therefore a valuation allowance has been recorded to reserve a portion of its deferred tax assets at December 31, 2006 and 2005 in these jurisdictions.

Note 12. Subsequent Event

On January 31, 2007, Danka Business Systems PLC completed the sale of its European businesses. Pursuant to a share purchase agreement (the “Share Purchase Agreement”) dated as of October 12, 2006 among Danka Business Systems PLC, certain of its subsidiaries (Danka Business Systems PLC and such subsidiaries collectively referred to hereinafter as “Danka,” or the “Company”) and Ricoh Europe B.V. (“Ricoh”), the Company sold its European businesses to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement (the “Target Companies”) for a purchase price of U.S. $210 million in cash, subject to upward or downward adjustments of a maximum of U.S. $5 million.

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

$178,343

The European business unit also carried currency translation adjustments of $30.6 million and minimum pension liability of $16.1 million at March 31, 2006, which are both included in accumulated other comprehensive loss.

The Company is currently assessing the impact of the sale of the European operations on its financial position and results of operations.

Under the indenture of the 11% senior notes, the Company is obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. These include the reduction of debt, fixed asset purchases and certain acquisitions. The Company is evaluating its options with the assistance of certain advisors.

Note 13. Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes

On July 1, 2003, the Company issued its 11.0% senior notes. The senior notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s Luxembourg subsidiary, two United Kingdom subsidiaries, one of which is the primary United Kingdom operating subsidiary, and all of its United States subsidiaries other than certain dormant entities (collectively, the “Subsidiary Guarantors”). All subsidiaries are 100% owned by the Company. The Subsidiary Guarantors generated 55.2% and 58.0 % of the Company’s total revenue during the first nine months of fiscal years 2007 and 2006, respectively.

Supplemental Consolidating Statement of Operations

For the Three Months Ended December 31, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$46,498	$33,985	$—	$80,483
Retail service	—	66,658	49,697	—	116,355
Retail supplies and rentals	—	9,835	3,263	—	13,098
Wholesale	—	—	24,462	—	24,462

Total revenue	—	122,991	111,407	—	234,398

Cost of sales:

Retail equipment and related sales costs	—	33,158	23,972	—	57,130
Retail service costs	—	42,702	34,000	—	76,702
Retail supplies and rental costs, including depreciation on rental assets	—	6,935	1,227	—	8,162
Wholesale costs	—	—	20,351	—	20,351

Total cost of sales	—	82,795	79,550	—	162,345

Gross profit	—	40,196	31,857	—	72,053

Operating expenses:

Selling, general and administrative expenses	3,744	43,454	29,628	—	76,826
Restructuring charges (credits)	—	(1,757)	(1,636)	—	(3,393)
Loss on sale of subsidiary	—	—	—	—	—
Equity (income) loss	9,265	(1,142)	(4,114)	(4,009)	—
Other expense (income)	208	(14,676)	14,290	—	(178)

Total operating expenses	13,217	25,879	38,168	(4,009)	73,255

Operating earnings (loss) from continuing operations	(13,217)	14,317	(6,311)	4,009	(1,202)

Interest expense	(19,554)	(2,750)	(28,871)	42,774	(8,401)
Interest income	27,237	3,122	12,694	(42,774)	279

Earnings (loss) from continuing operations before income taxes	(5,534)	14,689	(22,488)	4,009	(9,324)
Provision (benefit) for income taxes	—	560	(4,586)	—	(4,026)

Earnings (loss) from continuing operations	(5,534)	14,129	(17,902)	4,009	(5,298)
Earnings (loss) from discontinued operations, net of tax	—	(233)	—	—	(233)
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	—	—

Net earnings (loss)	$(5,534)	$13,896	$(17,902)	$4,009	$(5,531)

Supplemental Consolidating Statement of Operations

For the Three Months Ended December 31, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$59,808	$34,786	$—	$94,594
Retail service	—	71,698	45,891	—	117,589
Retail supplies and rentals	—	12,438	3,734	—	16,172
Wholesale	—	—	25,033	—	25,033

Total revenue	—	143,944	109,444	—	253,388

Cost of Sales:

Retail equipment and related sales costs	—	41,043	24,554	—	65,597
Retail service costs	—	46,581	30,874	—	77,455
Retail supplies and rental costs, including depreciation on rental assets	—	8,227	1,352	—	9,579
Wholesale costs	—	—	21,037	—	21,037

Total cost of sales	—	95,851	77,817	—	173,668

Gross profit	—	48,093	31,627	—	79,720

Operating expense:

Selling, general and administrative expenses	1,242	48,844	30,136	—	80,222
Restructuring charges (credits)	—	723	(704)	—	19
Equity (income) loss	1,697	(4,355)	(12,826)	15,484	—
Other expense (income)	1,168	(791)	(489)	—	(112)

Total operating expenses	4,107	44,421	16,117	15,484	80,129

Operating earnings (loss) from continuing operations	(4,107)	3,672	15,510	(15,484)	(409)

Interest expense	(41,290)	(2,843)	(44,672)	80,883	(7,922)
Interest income	48,478	3,046	29,547	(80,883)	188

Earnings (loss) from continuing operations before income taxes	3,081	3,875	385	(15,484)	(8,143)
Provision (benefit) for income taxes	—	(10,552)	(196)	—	(10,748)

Earnings (loss) from continuing operations	3,081	14,427	581	(15,484)	2,605
Earnings (loss) from discontinued operations, net of tax	—	1,246	(707)	—	539
Gain (loss) on sale of discontinued operations, net of tax	—	(189)	126	—	(63)

Net earnings (loss)	$3,081	$15,484	$—	$(15,484)	$3,081

Supplemental Consolidating Statement of Operations

For the Nine Months Ended December 31, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:

Retail equipment and related sales	$—	$151,020	$94,091	$—	$245,111
Retail service	—	205,986	145,298	—	351,284
Retail supplies and rentals	—	33,383	9,529	—	42,912
Wholesale	—	—	67,457	—	67,457

Total revenue	—	390,389	316,375	—	706,764

Cost of sales:

Retail equipment and related sales costs	—	106,477	63,959	—	170,436
Retail service costs	—	129,668	96,019	—	225,687
Retail supplies and rental costs, including depreciation on rental assets	—	21,931	4,004	—	25,935
Wholesale costs	—	—	55,832	—	55,832

Total cost of sales	—	258,076	219,814	—	477,890

Gross profit	—	132,313	96,561	—	228,874

Operating expenses:

Selling, general and administrative expenses	5,746	128,152	87,091	—	220,989
Restructuring charges (credits)	71	4,949	4,089	—	9,109
Loss on sale of subsidiary	—	2,512	—	—	2,512
Equity (income) loss	10,337	56	(13,461)	3,068	—
Other expense (income)	19,931	(23,945)	2,947	—	(1,067)

Total operating expenses	36,085	111,724	80,666	3,068	231,543

Operating earnings (loss) from continuing operations	(36,085)	20,589	15,895	(3,068)	(2,669)

Interest expense	(57,439)	(8,336)	(84,648)	125,756	(24,667)
Interest income	81,390	9,305	35,705	(125,756)	644

Earnings (loss) from continuing operations before income taxes	(12,134)	21,558	(33,048)	(3,068)	(26,692)
Provision (benefit) for income taxes	—	1,496	(6,182)	—	(4,686)

Earnings (loss) from continuing operations	(12,134)	20,062	(26,866)	(3,068)	(22,006)
Earnings (loss) from discontinued operations, net of tax	—	163	—	—	163
Gain (loss) on sale of discontinued operations, net of tax	—	9,709			9,709

Net earnings (loss)	$(12,134)	$29,934	$(26,866)	$(3,068)	$(12,134)

Supplemental Consolidating Statement of Operations

For the Nine Months Ended December 31, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Revenue:
Retail equipment and related sales	$—	$187,892	$110,376	$—	$298,268
Retail service	—	226,828	139,547	—	366,375
Retail supplies and rentals	—	40,705	11,476	—	52,181
Wholesale	—	—	68,490	—	68,490

Total revenue	—	455,425	329,889	—	785,314

Cost of Sales:
Retail equipment and related sales costs	—	130,812	77,930	—	208,742
Retail service costs	—	141,991	91,623	—	233,614
Retail supplies and rental costs, including depreciation on rental assets	—	26,891	4,443	—	31,334
Wholesale costs	—	—	56,512	—	56,512

Total cost of sales	—	299,694	230,508	—	530,202

Gross profit	—	155,731	99,381	—	255,112

Operating expense:
Selling, general and administrative expenses	3,688	167,053	92,735	—	263,476
Restructuring charges	—	3,079	4,433	—	7,512
Equity (income) loss	76,813	64,853	31,992	(173,658)	—
Other expense (income)	3,248	(3,194)	(1,045)	—	(991)

Total operating expenses	83,749	231,791	128,115	(173,658)	269,997

Operating earnings (loss) from continuing operations	(83,749)	(76,060)	(28,734)	173,658	(14,885)

Interest expense	(54,888)	(20,798)	(80,286)	132,076	(23,896)
Interest income	76,913	21,702	33,728	(132,076)	267

Earnings (loss) from continuing operations before income taxes	(61,724)	(75,156)	(75,292)	173,658	(38,514)

Provision (benefit) for income taxes	—	(8,847)	855	—	(7,992)

Earnings (loss) from continuing operation	(61,724)	(66,309)	(76,147)	173,658	(30,522)

Earnings (loss) from discontinued operations, net of tax		222	(1,302)		(1,080)
Gain (loss) on sale of discontinued operations, net of tax	(200)	16,599	(46,721)	—	(30,322)

Net earnings (loss)	$(61,924)	$(49,488)	$(124,170)	$173,658	$(61,924)

Supplemental Consolidating Balance Sheet Information

As of December 31, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$304	$8,029	$25,403	$—	$33,736
Restricted cash	—	2,267	15,573	—	17,840
Accounts receivable, net	—	67,619	94,339	—	161,958
Inventories	—	41,227	47,403	—	88,630
Due (to)/from affiliates	(491,705)	498,073	(6,382)	14	—
Prepaid expenses, deferred income taxes and other current assets	43	3,456	7,812	—	11,311

Total current assets	(491,358)	620,671	184,148	14	313,475
Equipment on operating leases, net	—	11,762	4,538	—	16,300
Property and equipment, net	17	25,791	3,837	—	29,645
Goodwill	—	129,164	86,666	—	215,830
Other intangible assets, net	—	579	—	—	579
Investment in subsidiaries	745,948	(55,079)	624,897	(1,315,766)	—
Deferred income taxes	—	—	3,949	—	3,949
Other assets	3,601	10,374	4,905	—	18,880

Total assets	$258,208	$743,262	$912,940	$(1,315,752)	$598,658

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$16,949	$101	$—	$17,050
Accounts payable	2,179	82,921	78,828	—	163,928
Accrued expenses and other current liabilities	4,616	34,155	33,674	—	72,445
Taxes payable	80	6,300	11,980	—	18,360
Deferred revenue	—	11,473	10,600	—	22,073

Total current liabilities	6,875	151,798	135,183		293,856
Long-term debt and notes payables, less current maturities	237,086	858	10	—	237,954
Deferred income taxes and other long-term liabilities	—	25,351	27,250	—	52,601

Total liabilities	243,961	178,007	162,443	—	584,411
6.5% convertible participating shares	338,618	—	—	—	338,618
Total shareholders’ equity (deficit)	(324,371)	565,255	750,497	(1,315,752)	(324,371)

Total liabilities & shareholders’ equity (deficit)	$258,208	$743,262	$912,940	$(1,315,752)	$598,658

Supplemental Condensed Consolidating Balance Sheet Information

As of March 31, 2006

(in thousands)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$4,619	$20,582	$27,337	$—	$52,538
Restricted cash	—	6,205	14,324	—	20,529
Accounts receivable, net	—	87,541	96,357	—	183,898
Inventories	—	40,197	36,093	—	76,290
Due (to)/from affiliate	(513,135)	464,429	48,706	—	—
Assets held for sale – discontinued operations	—	11,778	—	—	11,778
Prepaid expenses, deferred income taxes and other current assets	29	3,324	4,785	—	8,138

Total current assets	(508,487)	634,056	227,602	—	353,171
Equipment on operating leases, net	—	7,846	4,292	—	12,138
Property and equipment, net	16	31,827	4,654	—	36,497
Goodwill, net	—	127,019	79,155	—	206,174
Other intangible assets, net	—	1,861	—	—	1,861
Investment in subsidiaries	761,885	(55,438)	639,534	(1,345,981)	—
Deferred income taxes	—	—	87	—	87
Other assets	4,385	12,482	1,997	—	18,864

Total assets	$257,799	$759,653	$957,321	$(1,345,981)	$628,792

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$—	$11,265	$251	$—	$11,516
Accounts payable	434	94,056	67,502	—	161,992
Accrued expenses and other current liabilities	10,193	45,931	34,235	—	90,359
Taxes payable	190	11,241	9,702	—	21,133
Liabilities held for sale – discontinued operations	—	9,067	—	—	9,067
Deferred revenue	—	16,979	14,446	—	31,425

Total current liabilities	10,817	188,539	126,136	—	325,492
Long-term debt and notes payable, less current maturities	236,673	1,330	78	—	238,081
Deferred income taxes and other long-term liabilities	—	30,323	24,587	—	54,910

Total liabilities	247,490	220,192	150,801	—	618,483
6.5% convertible participating shares	321,541	—	—	—	321,541
Total shareholder’s equity (deficit)	(311,232)	539,461	806,520	(1,345,981)	(311,232)

Total liabilities & shareholders’ equity (deficit)	$257,799	$759,653	$957,321	$(1,345,981)	$628,792

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended December 31, 2006

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operating activities	$(5,027)	$(25,037)	$(2,278)	$(32,342)
Net cash provided by (used in) discontinued operating activities	—	(1,144)	—	(1,144)

Net cash provided by (used in) operating activities	(5,027)	(26,181)	(2,278)	(33,486)

Investing activities
Capital expenditures	—	(10,551)	(3,299)	(13,850)
Proceeds from sale of property and equipment	—	203	4	207
Proceeds from sale of subsidiary, net of cash	—	11,889	—	11,889

Net cash provided by (used in) continuing investing activities	—	1,541	(3,295)	(1,754)
Net cash provided by (used in) discontinued investing activities	—	(382)	—	(382)

Net cash provided by (used in) investing activities	—	1,159	(3,295)	(2,136)

Financing activities
Net borrowings (payments) of debt	—	5,213	(239)	4,974
Restricted cash		5,000		5,000
Proceeds from stock options exercised	712			712

Net cash provided by (used in) continuing financing activities	712	10,213	(239)	10,686

Effect of exchange rates on cash	—	326	3,878	4,204

Net increase (decrease) in cash and cash equivalents	(4,315)	(14,483)	(1,934)	(20,732)

Cash and cash equivalents from continuing operations, beginning of period	4,619	20,582	27,337	52,538
Cash and cash equivalents from discontinued operations, beginning of period	—	1,930	—	1,930

Cash and cash equivalents from continuing operations, end of period	$304	$8,029	$25,403	$33,736

Supplemental Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended December 31, 2005

(in thousands)

(Unaudited)

	Parent Company (1)	Subsidiary Guarantors (2)	Subsidiary Non-Guarantors (3)	Consolidated Total
Net cash provided by (used in) continuing operating activities	$(10,293)	$(42,621)	$2,129	$(50,785)
Net cash provided by (used in) discontinued operating activities	—	2,629	(1,630)	999

Net cash provided by (used in) operating activities	(10,293)	(39,992)	499	(49,786)

Investing activities
Capital expenditures	—	(3,953)	(3,963)	(7,916)
Proceeds from sale of property and equipment	—	51	16	67
Proceeds from sale of subsidiary, net of cash	—	16,924	—	16,924

Net cash provided by (used in) continuing investing activities	—	13,022	(3,947)	9,075
Net cash provided by (used in) discontinued investing activities	—	(249)	(355)	(604)

Net cash provided by (used in) investing activities	—	12,773	(4,302)	8,471

Financing activities
Net borrowings (payments) of debt	—	(955)	(991)	(1,946)
Proceeds from stock options exercised	619	—	—	619

Net cash provided by (used in) continuing financing activities	619	(955)	(991)	(1,327)
Net cash provided by (used in) discontinued financing activities	—	—	(99)	(99)

Net cash provided by (used in) financing activities	619	(955)	(1,090)	(1,426)

Effect of exchange rates on cash	—	(391)	(3,706)	(4,097)

Net increase (decrease) in cash and cash equivalents	(9,674)	(28,565)	(8,599)	(46,838)
Cash and cash equivalents from continuing operations, beginning of period	9,989	22,340	41,667	73,996
Cash and cash equivalents from discontinued operations, beginning of period	—	3,325	5,839	9,164
Cash and cash equivalents from discontinued operations, end of period	—	(1,895)	—	(1,895)

Cash and cash equivalents from continuing operations, end of period	$315	$(4,795)	$38,907	$34,427

Notes to Supplemental Consolidating Financial Data for Subsidiary Guarantors of 11.0% Senior Notes.

(1)	Danka Business Systems PLC
(2)	Subsidiary Guarantors include the following subsidiaries:
•	Dankalux S.à r.L., a Luxembourg subsidiary;
•	Danka United Kingdom Plc, our primary United Kingdom operating subsidiary, and Danka Services International Ltd., a United Kingdom subsidiary; and
•	Danka Holding Company, American Business Credit Corporation, Danka Management II Company, Inc., Herman Enterprises, Inc. of South Florida, D.I. Investment Management, Inc., Quality Business, Inc., Danka Management Company, Inc., Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc. and Danka Office Imaging Company, which represent all of our United States Subsidiaries other than certain dormant entities.
(3)	Subsidiaries of Danka Business Systems PLC other than Subsidiary Guarantors

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

Until the sale of our European operations discussed below, we operated in 15 countries. Our reportable segments are the United States and Europe, which include operations that are experiencing political, social and/or economic difficulty. Based on these evaluations, we sold our operations in Canada and Central and South America during fiscal year 2006 and our operations in Australia during fiscal year 2007. As discussed in Note 12. “Subsequent Event” to the consolidated condensed financial statements, on February 1, 2007, we announced the completion of the sale of all the shares of our operating business units in Europe. As such, we now operate solely in the United States. We do not anticipate the sale of the European operations to have an adverse impact on U.S. revenue . Should we decide to downsize or exit any of our other operations in the future, we could incur costs in respect of severance and closure of facilities which may have a material impact on our operating results.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies, rental and wholesale costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $4.5 million and $6.4 million for the third quarter of fiscal years 2007 and 2006, respectively and $13.5 million and $19.7 million for the first nine months of fiscal years 2007 and 2006, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets in most jurisdictions at December 31, 2006. Consequently, we have a valuation allowance against net deferred tax assets in most jurisdictions at December 31, 2006.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $211.4 million as of December 31, 2006. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

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

Accounting for Stock Based Compensation— Effective April 1, 2006, we adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method to account for our employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior period results are not restated. Since all options were fully vested on April 1, 2006, the adoption of SFAS 123R had no impact on net income or earnings per share. See Note 2. “Interim Period Stock Compensation Disclosures” to the consolidated condensed financial statements for disclosures related to stock-based compensation.

The fair value of options granted prior to the implementation of SFAS 123R are estimated at the date of grant using a Black-Scholes option pricing model, while those granted after the implementation of SFAS 123R use a multiple point binomial model. See Footnote 2 Interim Period Stock compensation Disclosures for assumptions.

Future compensation to be incurred through fiscal year 2010 related to the nonvested options is approximately $1.1 million as of December 31, 2006.

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

Financial Condition

	December 31, 2006		March 31, 2006
Total assets	$598,658		$628,792
Total liabilities	$584,411		$618,483
Working capital	$19,619		$27,679
Liabilities to liabilities and capital	98%		98%
Inventory turnover ratio	4	x	5	x

Total assets as of December 31, 2006 decreased $30.1 million or $4.8% compared to March 31, 2006. This decrease primarily was the result of the sale of our Australian subsidiary and a decrease in cash which was used to fund operations offset, in part, by an increase in inventory purchases. In addition, accounts receivable decreased due to decreasing revenues.

Total liabilities decreased $34.1 million from March 31, 2006, or 5.5%. This decrease was primarily the result of the sale of our Australian subsidiary and a reduction in deferred taxes for a correction of domestic income tax valuation allowance. In addition, accounts payable and accrued expenses decreased due to the payout of accrued restructuring costs and professional fees.

Working capital, defined as current assets less current liabilities, decreased by $8.1 million or 29.1% at December 31, 2006 compared to March 31, 2006. This decrease was the result of a decrease in cash used to fund operations and improved accounts receivable collection offset, in part, by an increase in inventory and a reduction in accrued expenses.

Liabilities to liabilities and capital remained stable at December 31, 2006 compared to March 31, 2006.

For the period ending December 31, 2006, our annualized inventory turnover ratio decreased to 4x from 5x at March 31, 2006 due to increased inventory purchases at the end of the period and lower cost of sales due to decreased revenue.

Results of Continuing Operations

On January 31, 2007, Danka Business Systems PLC completed the sale of its European businesses. As such, the consolidated results contained herein as of December 31, 2006 include those of the operating units in Europe. More information related to the sale is discussed in Note 12 “Subsequent Event” to the consolidated condensed financial statements.

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated condensed statements of operations:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenue:
Retail equipment and related sales	34.3%	37.3%	34.7%	38.0%
Retail service	49.7	46.4	49.7	46.7
Retail supplies and rentals	5.6	6.4	6.1	6.6
Wholesale	10.4	9.9	9.5	8.7

Total revenue	100.0	100.0	100.0	100.0
Cost of sales	69.3	68.5	67.6	67.5

Gross profit	30.7	31.5	32.4	32.5

Selling, general and administrative expenses	32.8	29.7	31.3	33.6
Restructuring charges (credits)	(1.5)	—	1.3	1.0
Loss on sale of subsidiary	—	—	0.4	—
Other expense (income)	(0.1)	—	(0.2)	(0.1)

Operating earnings (loss) from continuing operations	(0.5)	1.8	(0.4)	(1.9)
Interest expense	(3.6)	(3.1)	(3.5)	(3.0)
Interest income	0.1	—	0.1	—

Earnings (loss) from continuing operations before income taxes	(4.0)	(1.3)	(3.8)	(4.9)
Provision (benefit) for income taxes	(0.1)	(4.4)	(0.7)	(1.0)

Net earnings (loss) from continuing operations	(3.9)%	3.1%	(3.1)%	(3.9)%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Retail equipment and related sales	(14.9)%	(6.4)%	(17.8)%	0.7%
Retail service	(1.0)	(14.5)	(4.1)	(13.0)
Retail supplies and rentals	(19.0)	(19.0)	(17.8)	(12.9)
Wholesale	(2.3)	(1.3)	(1.5)	(2.2)
Total revenue	(7.5)%	(10.8)%	(10.0)%	(7.3)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Retail equipment and related sales	29.0%	30.7%	30.5%	30.0%
Retail service	34.1	34.1	35.8	36.2
Retail supplies and rentals	37.7	40.8	39.6	40.0
Wholesale	16.8	16.0	17.2	17.5
Total gross margin	30.8%	31.5%	32.4%	32.5%

The following tables set forth for the periods indicated the revenue, gross profit, operating earnings (loss) from continuing operations, interest expense, capital expenditures, depreciation-amortization assets and long-lived assets for each of our operating segments from continuing operations:

Revenue, Gross profit, Operating earnings (loss) and Interest expense from continuing operations

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenue
United States	$105,629	$125,475	$336,698	$394,209
Europe	128,769	127,913	370,067	391,105

Total Revenue	$234,398	$253,388	$706,765	$785,314

Gross profit
United States	$35,844	$43,047	$118,546	$139,127
Europe	36,209	36,673	110,329	115,985

Total Gross profit	$72,053	$79,720	$228,875	$255,112

Operating earnings (loss) from continuing operations
United States (1)	$1,983	$6,980	$9,330	$7,016
Europe (2)	5,905	2,365	6,916	797

Subtotal	7,888	9,345	16,246	7,813
Other (3)	(9,090)	(9,754)	(18,913)	(22,698)

Total Operating earnings (loss) from continuing operations	$(1,202)	$(409)	$(2,667)	$(14,885)

Interest expense
United States	$(66)	$(112)	$(237)	$(569)
Europe	(1,002)	(572)	(2,358)	(1,894)

Subtotal	(1,068)	(684)	(2,595)	(2,463)
Other (3)	(7,333)	(7,238)	(22,072)	(21,433)

Total Interest expense	$(8,401)	$(7,922)	$(24,667)	$(23,896)

(1)	Includes restructuring charges (credits) of (0.6) million and $1.2 million for the three months ended December 31, 2006 and 2005, respectively and $5.6 million and $3.1 million for the nine months ended December 31, 2006 and 2005, respectively.
(2)	Includes restructuring charges (credits) of $(2.8) million and $(1.2) million for the three months ended December 31, 2006 and 2005, respectively and $3.3 million and $4.4 million for the nine months ended December 31, 2006 and 2005, respectively.
(3)	Other primarily includes corporate expenses, loss on sale of subsidiary and foreign exchange gains/losses. The increase in SG&A for the quarter resulted from professional fees incurred during the quarter of $5.0 million relating to the sale of our European business units.

Approximately 54.9% and 52.4% of the Company’s revenue for the three and nine months ended December 31, 2006, respectively, was generated outside the United States while approximately 50.5% and 49.8% of the company’s revenue was generated outside the United States during the three and nine months ended December 31, 2005, respectively.

Capital Expenditures and Depreciation and Amortization

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Capital Expenditures
United States	$4,734	$564	$9,370	$2,912
Europe	1,742	1,389	4,273	4,986

Subtotal	6,476	1,953	13,643	7,898
Other (1)	1	—	207	18

Total Capital Expenditures	$6,477	$1,953	$13,850	$7,916

Depreciation and Amortization
United States	$3,691	$4,446	$10,414	$14,159
Europe	1,741	2,079	5,570	6,665

Subtotal	5,432	6,525	15,984	20,824
Other (2)	323	286	958	971

Total Depreciation and Amortization	$5,755	$6,811	$16,942	$21,795

(1)	Other includes corporate assets.
(2)	Other includes depreciation on corporate assets.

Assets and Long-lived Assets

	December 31, 2006	March 31, 2006
Assets
United States	$179,873	$204,400
Europe (1)	351,473	338,076

Subtotal	531,346	542,476
Other (2)	67,312	86,316

Total Assets	$598,658	$628,792

Long-lived Assets (3)
United States	$88,157	$92,011
Europe (1)	139,100	126,413

Subtotal	227,257	218,424
Other (2)	57,926	57,197

Total Long-lived Assets	$285,183	$275,621

(1)	Includes assets for sale – discontinued operations.
(2)	Other includes corporate assets.
(3)	Long-lived assets are defined as equipment on operating leases, property and equipment, goodwill, other intangibles, deferred income taxes and other assets, all of which are net of their related depreciation and amortization.

The following table sets forth for the periods indicated the percentage of growth (decline) of total revenue for each of our operating segments:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
United States	(15.8)%	(15.4)%	(14.6)%	(8.6)%
Europe	0.7	(3.4)	(5.4)	(6.0)

The following tables set forth for the periods indicated the gross profit margin percentage and operating earnings (loss) from continuing operations margin as a percentage of sales for each of our operating segments:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Gross profit margin
United States	33.9%	34.3%	35.2%	35.3%
Europe	28.1	28.7	29.8	29.7

Operating earnings (loss) margin from continuing operations
United States	1.9%	5.6%	2.8%	1.8%
Europe	4.6	1.8	1.9	0.2

Three Months Ended December 31, 2006 compared to the Three Months Ended December 31, 2005

Revenue

Revenue includes customer purchases of office peripherals; professional, consulting and maintenance services; supplies; software and related support products; and leasing arrangements. For the three months ended December 31, 2006, our revenue decreased by $19.0 million or 7.5% from the three months ended December 31, 2005, with the United States segment decreasing $19.8 million or 15.8% and Europe increasing $0.8 million or 0.7%. Our retail equipment and related sales declined due to increased pricing pressures and a worldwide reduction in sales force that took place in prior periods. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures.

Our revenue for the three months ended December 31, 2006 was positively impacted by $10.3 million of foreign currency movement. During the quarter, 45.1% of our total revenue was generated by our United States segment and 54.9% by our Europe segment, compared to 49.5% and 50.5%, respectively, during the three months ended December 31, 2005.

Retail equipment and related sales for the three months ended December 31, 2006 decreased by $14.1 million or 14.9% to $80.5 million compared to the prior period. The United States decreased $12.6 million or 22.7% primarily due to continued pricing pressures and a decrease in sales headcount year over year due to a realignment of our sales force towards a more market-based approach. Our intention is to add sales headcount in markets to strategically increase our retail equipment and related sales revenue during the remainder of the fiscal year.

Retail equipment and related sales revenue in the Europe segment was down $1.6 million or 4.0%. This decrease was the result of continued pricing pressures as new entrants and existing providers compete for product placement and a planned decrease in sales headcount.

Retail service revenue declined by $1.2 million or 1.0% to $116.4 million due largely to the factors discussed above. The United States segment was down $4.4 million or 7.1%. This decrease in the United States segment was also a direct result of lower average per copy charges. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts entered into.

Retail service revenue in the Europe segment was up $3.2 million or 5.7%. This increase was positively impacted by $4.7 million of foreign currency movement. However, in Germany, France, the Netherlands and the United Kingdom, we continue to face declines in per copy charges related to the transition from analog and early digital devices to more current models.

Retail supplies and rental revenue declined by $3.1 million or 19.0% to $13.1 million in the three months ended December 31, 2006 with the United States segment down $2.9 million or 34.5%. This decline was primarily due to non-investment in rental equipment.

Retail supplies and rental revenue in the Europe segment was down $0.2 million or 2.5%. The decrease in supplies is a result of pricing pressures, particularly in the United Kingdom.

Wholesale revenue decreased by $0.6 million to $24.5 million.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, decreased slightly to 30.7% in the three months ended December 31, 2006 from 31.5% in the year-ago period. Our total gross profit decreased by $7.7 million quarter over quarter due to decreased revenues. This decrease was partially offset by $2.9 million due to foreign currency movements during the quarter. The gross profit margin for the United States segment decreased to 33.9% from 34.3% and the Europe segment decreased to 28.1% from 28.7% in the year-ago period.

Retail equipment and related sales margins decreased to 29.0% from 30.7% in the year-ago period. The decrease in Europe was mainly due to competitive pressure, while in the United States it was related more to a decrease in sales volume.

Retail service margins remained stable at 34.1%. In the United States, the margins increased to 37.4% from 35.6% and in Europe the margins decreased to 30.8% from 32.5%. The decrease in retail service margins in Europe was a direct result of the transition to all inclusive service contracts that contain provisions for service and consumables. The increase in retail service margins in the United States was a direct result of a reduction in fixed costs related to our service organization.

Retail supplies and rental margins decreased to 37.7% from 40.8% in the year-ago period. In the United States, the margin decreased to 34.9% from 39.3% due to a decrease in profitable supply revenue that was a direct result of the sale of our wholly owned subsidiary, Image One. In Europe, the margin decreased to 39.7% from 42.3% due to decreased revenue and increased vendor pricing on consumables.

Wholesale margins remained relatively stable at 16.8%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year quarter decreased by $3.4 million or 4.2% from the year-ago period to $76.8 million from $80.2 million. The deincrease in SG&A for the quarter resulted from headcount reductions worldwide and facility closures as a result of our restructuring activities in prior years partially offset by professional fees incurred during the quarter of $5.0 million relating to the sale of our European business units. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment and related sales. Foreign currency movement increased SG&A by $2.7 million or 3.3%. As a percentage of total revenue, SG&A expenses deincreased to 32.8% in the current quarter from 31.7% in the three months ended December 31, 2005. Excluding the $5.0 million related to the sale of our European business, SG&A costs were 30.6% of total revenue in the current quarter.

Restructuring Charges (Credits)

In fiscal year 2007, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. During the current quarter, we reversed facility charges of $0.7 million and severance charges of $0.7 million in our fiscal year 2007 plan relating to our Corporate Headquarters and favorable severance negotiations in Europe, respectively. In addition, we reversed restructuring charges of $1.6 million primarily relating to severance costs in our fiscal year 2005 plan due to favorable severance negotiation. We also reversed $0.6 million of facility charges from our fiscal year 2004 plan due to the early sublease of a facility in the United Kingdom.

Other (Income) Expense

Other income for the current fiscal year quarter primarily included a foreign exchange gains on the strengthening euro and British pound sterling. The prior year expense included amortization on intangibles related to our Image One subsidiary and foreign exchange losses.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $1.2 million for the three months ended December 31, 2006 compared to loss of $0.4 million in the prior year period. The operating loss from continuing operations is principally due to the increase in SG&A as a result of costs associated with the sale of Europe and lower sales as discussed above.

Interest Expense and Interest Income

Interest expense increased by $0.5 million due to increased borrowings on our credit facility while interest income remained stable at $0.3 million.

Income Taxes

We recorded a tax benefit of $4.0 million during the three months ended December 31, 2006 compared to a tax benefit of $10.8 million in the prior year period. The current year quarter result is primarily due to reductions in tax accruals arising from the settlement of audit contingencies in Europe. The income tax benefit for the prior year period resulted from the resolution of various tax contingencies (principally in the United States) which was partially offset by income tax expense attributable to prior year results.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $5.3 million in the three months ended December 31, 2006 compared to earnings from continuing operations of $2.6 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.17 per ADS during the current period compared to net loss from continuing operations of $0.05 per ADS in the year-ago period.

Nine Months Ended December 31, 2006 compared to the Nine Months Ended December 31, 2005

Revenue

In the first nine months of fiscal year 2007, our revenue decreased by $78.5 million or 10.0% from the first nine months of fiscal year 2006, with the United States segment decreasing $57.5 million or 14.6% and Europe decreasing $21.0 million or 5.4%. Our retail equipment and related sales declined due to increased pricing pressures and a worldwide reduction in sales force that took place in prior periods. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures.

Our revenue for the first nine months of fiscal year 2007 was positively impacted by $14.8 million of foreign currency movement. During the current period, 47.6% of our total revenue was generated by our United States segment and 52.4% by our Europe segment, compared to 50.2% and 49.8%, respectively during the year-ago period.

Retail equipment and related sales decreased by $53.2 million or 17.8% to $245.1 million, with the United States down $32.3 million or 19.0% primarily resulting from continued pricing pressures and a decrease in sales headcount year over year due to a realignment of our sales force towards a more market-based approach. Our intention is to add sales headcount in markets to strategically increase our retail equipment and related sales revenue going forward.

Retail equipment and related sales revenue in the Europe segment was down $20.8 million or 16.2%. This decrease was the result of continued pricing pressures as new entrants and existing providers compete for product placement and a planned decrease in sales headcount.

Retail service revenue declined by $15.1 million or 4.1% to $351.3 million due to the factors discussed above. The United States segment was down $18.7 million or 9.5%. This decrease in the United States segment was also a direct result of lower average service prices. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts.

Retail service revenue in the Europe segment was up $3.6 million or 2.1%. In Germany, France, Netherlands and United Kingdom, we are faced with declines in per copy charges related to the transition of analogue and early digital devices to more current models. These decreases were offset by higher revenues generated from certain printer service agreements period over period and from positive foreign currency movements of $6.9 million.

Retail supplies and rental revenue declined by $9.3 million or 17.8% to $42.9 million, with retail supplies and rental revenue in the United States segment down $6.3 million or 24.0% in the first nine months of fiscal year 2007. This decline was primarily due to the continued strategy of non-investment in rental equipment.

Retail supplies and rental revenue in the Europe segment was down $3.0 million or 11.4%. In addition to the continued strategy of non-investment in rental equipment, the supplies decrease is associated with the trend in the United Kingdom of color machine service contracts moving from exclusive to inclusive of toner supplies and thus moving the related revenue from supplies to service.

Wholesale revenue decreased slightly by $1.0 million to $67.6 million due to competitive pressures in Europe.

Gross Profit

Our total gross profit margin remained stable at 32.4% in the first nine months of fiscal year 2007. The gross profit margin for the United States segment remained stable at 35.2% and the Europe segment remained stable at 29.8%.

The retail equipment and related sales margin increased to 30.5% from 30.0% in the year-ago period. Margins increased in the Europe segment due to a favorable product mix. Retail equipment and related sales margins decreased in the United States due to a higher volume of product placed with state and local government agencies which typically generate lower margins.

Retail service margins decreased to 35.8% from 36.2% in the year-ago period. In the United States, the increase was due to improved productivity.

Retail service margins decreased in Europe due to lower revenues and a decreased ability to leverage the fixed cost elements of our service infrastructure.

Retail supplies and rental margins decreased to 39.6% from 40.0% in the year-ago period. In the United States, the margin increased to 42.6% from 39.7% due to revenue recognized on rental equipment on contracts with certain governmental customers which resulted from the resolution of previously delayed revenue recognition on rental contracts. Due to delays in executing purchase orders by those customers, depreciation on the equipment was taken in prior periods, while the revenue was not recognized until this period.

Retail supplies and rental margins decreased in Europe to 37.0% from 40.2% in the year-ago period due to decreased revenue and increased vendor pricing on consumables.

Wholesale margins remained relatively flat at 17.2%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), which includes $5.8m costs related to the sales of the European operations, decreased by $42.5 million or 16.1% from the year-ago period to $221.0 million. This decline is primarily the direct result of headcount reductions worldwide and facility closures as a result of our restructuring activities in prior years. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment and related sales. Foreign currency movement increased SG&A by $3.7 million or 1.4%. As a percentage of total revenue, SG&A expenses decreased to 31.3% in the current year period from 33.0% in the prior-year nine months ended December 31, 2005.

Restructuring Charges (Credits)

In fiscal year 2007, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. As part of these plans, in the nine months ended December 31, 2006, we recorded a $9.1 million restructuring charge comprised of $7.2 million relating to severance charges in the United States and Europe due to additional cost reduction efforts and $4.1 million in facility costs primarily related to our United States and Corporate headquarters in St. Petersburg, Florida. In addition, we reversed restructuring charges of $1.6 million primarily relating to severance costs in our fiscal year 2005 plan due to favorable severance negotiation. We also reversed $0.6 million of facility charges from our fiscal year 2004 plan due to the early sublease of a facility in the United Kingdom. During the year-ago period, we recorded a restructuring charge of $7.5 million related to severance charges for our fiscal year 2005 plan.

Loss on Sale of Subsidiary

During the current fiscal year, we sold our interest in our wholly-owned subsidiary, Image One, resulting in a loss of $2.5 million.

Other (Income) Expense

Other income for the current fiscal year included a gain of $0.5 million relating to grants from taxing authorities and $0.5 million relating to the sale of customer lists in Europe.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations, including $5.8m costs related to the sale of the European operations, was $2.7 million in first nine months of fiscal year 2007 compared to a loss of $10.3 million in the first nine months of fiscal year 2006. The reduction in the operating loss from continuing operations is principally due to the decreases in SG&A offset by lower sales, higher restructuring charges and the loss on the sale of subsidiary as discussed above.

Interest Expense and Interest Income

Interest expense increased from the year ago period by $0.8 million to $24.7 million. This increase related to borrowings under our Bank of America Credit Facility. Interest income increased to $0.6 million.

Income Taxes

We recorded an income tax benefit of $4.7 million in the first nine months of fiscal year 2007 compared to a tax benefit of $8.0 million in the prior year period. The income tax benefit for the nine month period resulted primarily from the reversal of valuation allowances on deferred tax assets in Europe and benefits related to the resolution of tax contingencies offset by an increase in the United States valuation allowance on deferred tax assets. The income tax benefit for the prior year period resulted from the resolution of various tax contingencies (principally in the United States) totaling $10.7 million, which was partially offset by income tax expense of $1.7 million attributable to prior year results.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $25.2 million in the first nine months of fiscal year 2007 compared to net loss of $24.9 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.61 per ADS in the first nine months of fiscal year 2007 compared to a net loss from continuing operations available to common shareholders of $0.73 per ADS in the first nine months of fiscal year 2006.

Exchange Rates

We operated in 15 countries worldwide. Fluctuations in exchange rates between the United States dollar and the currencies in each of the countries in which we operated affect:

•	the results of our international operations reported in United States dollars; and

•	the value of the net assets of our international operations reported in United States dollars.

Our results of operations are affected by the relative strength of currencies in the countries where our products are sold. Approximately 52.4% and 49.8% of our revenue in the nine months ended December 31, 2006 and 2005, respectively, was generated outside the United States in our Europe segment.

In comparing the average exchange rates between the nine months ended December 31, 2006 and the year-ago period, both the euro currency and the British Pound Sterling strengthened against the dollar by approximately 4.2% each. The change in exchange rates positively impacted revenue in the quarter by approximately $14.8 million, increased gross profit by $3.5 million and increased SG&A by $3.7 million.

Our inter-company loans are subject to fluctuations in exchange rates between the United States dollar and the currencies, primarily the euro and the British Pound Sterling, in each of the countries in which we operate. Based on the outstanding balance of our inter-company loans at December 31, 2006, a change of 1.0% in the exchange rate for the euro and British pound sterling would cause a change in our foreign exchange result of less than $0.2 million.

Our results of operations and financial condition have been, and in the future may be, adversely affected by the fluctuations in foreign currencies and by translation of the financial statements of our subsidiaries outside the United States from local currencies to the United States dollar. Generally, we do not hedge our exposure to changes in foreign currency.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first nine months of fiscal years 2007 and 2006 as reported in our consolidated condensed statements of cash flows in the accompanying consolidated condensed financial statements:

	Nine Months Ended December 31,
	2006	2005
Net cash used in operating activities	$(32,342)	$(50,785)
Net cash provided by (used in) investing activities	(1,754)	9,075
Net cash provided by (used in) financing activities	10,686	(1,327)
Effect of discontinued operations	404	7,565
Effect of exchange rates	4,204	(4,097)

Net decrease in cash	(18,802)	(39,569)
Cash and cash equivalents, beginning of period	52,538	73,996

Cash and cash equivalents, end of period	$33,736	$34,427

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

Generally cash provided by operations, cash on the balance sheet and our Bank of America Credit Facility continue to be our primary sources of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities was $32.3 million and $50.8 million in the first nine months of fiscal year 2007 and 2006, respectively. Cash usage was greater in the prior year period due to higher payouts for restructuring and professional fees during the period and reductions in accounts payable. The current period cash usage resulted primarily from the loss from continuing operations, increases in inventory balances and lower receivables due to lower revenues.

Because of our operating losses, the continuing cash flows used in operations, interest payments on our debt and cash requirements for restructuring payments, liquidity was negatively impacted during the first nine months of fiscal year 2007.

Our net cash flow used in investing activities was $1.8 million for the first nine months of fiscal year 2007 compared to net cash provided by investing activities of $9.1 million for the first nine months of fiscal year 2006. Cash used in investing activities during the first nine months of fiscal year 2007 resulted from increases in capital expenditures, primarily in the United Stated for rental equipment, offset by cash generated by the sale of our Australian subsidiary offset by fixed asset purchases. Cash provided by investing activities during the first nine months of fiscal year 2006 resulted from cash generated by the sale of our Canadian and Central and South American subsidiaries.

Our net cash flow provided by financing activities was $10.7 million during the period resulting from additional borrowings on our Bank of America Credit Facility of $6.0 million offset by the removal of our restricted cash requirement relating to our Bank of America Credit Facility and capital lease payments of $1.2 million. Net cash used in financing activities in the prior period resulted from capital lease payments.

We also have restricted cash of $17.8 million due to the cash collateralization of our lines of credit with ABN Amro and of certain letters of credit with insurance companies. The ABN Amro letter of credit facility expired on December 31, 2005. As a result, beginning January 1, 2006, we were required to increase our cash collateralization of our letter of credit by Euro 6.8 million (U.S. $9.0 million). Our liquidity could also be impacted if our equipment vendors were to reduce existing lines of credit for the purchase of equipment.

Under the indenture of the 11% senior notes, the Company is obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. These include the reduction of debt, fixed asset purchases and certain acquisitions. The Company is evaluating its options with the assistance of certain advisors.

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

As part of these plans, the Company recorded a $12.0 million restructuring charge in the first nine months of fiscal year 2007 consisting of $7.2 million relating to severance charges due to additional cost reduction efforts and $4.1 million in facility costs primarily related to the Company’s United States and Corporate headquarters in St. Petersburg, Florida. Cash outlays for severance and facilities during the period were $1.9 million and $1.7 million, respectively. The other non-cash changes of $0.3 million represent foreign currency adjustments.

During the 3 months ended December 31, 2006, the Company reversed $0.7 million restructuring charge related to facility costs and $0.7 million related to severance due to changes in assumptions.

The remaining liability of the 2007 Plan restructuring charge of $3.4 million and $4.6 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	For the nine months ended December 31, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
Severance	$7,235	$(1,859)	$256	$5,632
Future lease obligations on facility closures	4,058	(1,664)	21	2,415

Total	$11,293	$(3,523)	$277	$8,047

2007 Plan Restructuring Severance Charge by Operating Segment:

	For the nine months ended December 31, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$1,937	$(1,031)	$—	$906
Europe	5,199	(729)	256	4,726
Other(1)	99	(99)	—	—

Total	$7,235	$(1,859)	$256	$5,632

2007 Plan Restructuring Facility Charge by Operating Segment:

	For the nine months ended December 31, 2006
	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$3,369	$(1,328)	$—	$2,041
Europe	646	(293)	21	374
Other (1)	43	(43)	—	—

Total	$4,058	$(1,664)	$21	$2,415

(1)	Includes corporate charges

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

During fiscal year 2007, the Company reversed $1.7 million of restructuring charge related to severance due to favorable severance negotiations in Europe and employee attrition. Cash outlays for severance and facilities during the year were $4.6 million and $0.8 million, respectively. The other non-cash changes of $0.3 million represent foreign currency adjustments.

The remaining liability of the 2005 Plan restructuring charge of $1.7 million and $2.4 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
Severance	$22,489	$9,594	$(1,709)	$(4,567)	$373	$3,691
Future lease obligations on facility closures	1,689	1,117	88	(795)	(33)	377

Total	$24,178	$10,711	$(1,621)	$(5,362)	$340	$4,068

2005 Plan Restructuring Severance Charge by Operating Segment:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$6,562	$1,556	$36	$(1,571)	$—	$21
Europe	15,927	8,038	(1,745)	(2,996)	373	3,670

Total	$22,489	$9,594	$(1,709)	$(4,567)	$373	$3,691

2005 Plan Restructuring Facility Charge by Operating Segment:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$868	$586	$38	$(356)	$—	$268
Europe	821	531	50	(439)	(33)	109

Total	$1,689	$1,117	$88	$(795)	$(33)	$377

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

During fiscal year 2007, the Company reversed $0.6 million of fiscal year 2004 Plan facility charges due to the early sublease of a facility in the United Kingdom. Cash outlays for employee severance and facilities during fiscal year 2007 were $0.3 million and $1.4 million, respectively.

The remaining liability of the 2004 Plan restructuring charge of $1.0 million and $3.7 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
Severance	$19,320	$497	$59	$(307)	$32	281
Future lease obligations on facility closures	25,985	6,104	(623)	(1,366)	352	4,467

Total	$45,305	$6,601	$(564)	$(1,673)	$384	$4,748

2004 Plan Restructuring Severance Charge by Operating Segment:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$5,699	$—	$—	$—	$—	$—
Europe	13,573	497	59	(307)	32	281
Other (1)	48	—	—	—	—	—

Total	$19,320	$497	$59	$(307)	$32	$281

(1)	Includes corporate charges

2004 Plan Restructuring Facility Charge by Operating Segment:

			For the nine months ended December 31, 2006
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge (Credit)	Cash Outlays	Other Non-Cash Changes	Reserve at December 31, 2006
United States	$15,555	$2,719	$239	$(933)	$—	$2,025
Europe	5,985	3,385	(862)	(433)	352	2,442
Other (1)	4,445	—	—	—	—	—

Total	$25,985	$6,104	$(623)	$(1,366)	$352	$4,467

(1)	Includes corporate charges

Long-Term Debt

The following table sets forth our future payments for our long-term debt:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$—	$175,000
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	1,356	768	588
Other long-term obligations	16,562	16,282	280
Less unamortized discount	(2,434)	—	(2,434)

Total	$255,004	$17,050	$237,954

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

If, for any fiscal year commencing with the fiscal year ending March 31, 2004, there is excess cash flow, as such term is defined in the indenture governing the senior notes, in an amount in excess of $5.0 million, we will be required to make an offer in cash to holders of the senior notes to use 50.0% of such excess cash flow to purchase their senior notes at 101.0% of the aggregate principal amount of the senior notes to be repurchased plus accrued and unpaid interest and additional amounts, if any. As of December 31, 2006, there has not been excess cash flow.

We incurred $7.2 million in debt issuance costs relating to the senior notes and are amortizing these costs over the term of the senior notes. The unamortized balance of these costs as of December 31, 2006 was $3.6 million. The $4.1 million discount related to the senior notes is being accreted to interest expense using the effective interest method over the life of the related debt. The unamortized balance of the discount as of December 31, 2006 was $2.4 million.

We have a credit facility which expires on January 4, 2008, with Bank of America (the “BofA Credit Facility”) to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The BofA Credit Facility was amended on November 14, 2006 to extend the facility for one year to January 4, 2009. The BofA Credit Facility will bear interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the BofA Credit Facility, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. As of December 31, 2006, the borrowing base for the credit facility was $27.6 million and we had $16.0 million of borrowings under the BofA Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of the quarter.

We incurred $1.7 million in debt issuance costs relating to the BofA Credit Facility, including a fee of $0.1 million to extend the facility, and are amortizing these costs over the remaining term of the credit facility. The unamortized balance of these costs as of December 31, 2006 was $0.4 million.

On December 31, 2003, we entered into a one year letter of credit facility with ABN Amro. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.6 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.3 million).

We have a credit facility with ABN Amro in favor of Ricoh in the amount of Euro 11.8 million (U.S. $15.6 million) that is fully cash collateralized and expired on January 31, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at December 31, 2006.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$—	$—	$175,000	$—
Long-term debt – 10.0% Notes	64,520	—	64,520	—	—
Capital lease obligations	1,356	768	588	—	—
Other long-term obligations	16,562	16,282	67	77	136
Restructuring payment obligations (1)	16,863	8,771	8,092	—	—
Operating lease obligations	164,750	73,668	46,730	19,671	24,681
Purchase obligations	48,610	46,430	2,180	—	—
Estimated pension obligations	30,407	1,963	3,267	2,500	22,677

Total contractual obligations	$518,068	$147,882	$125,444	$197,248	$47,494

(1)	Includes amounts as part of restructuring plans committed to by management.

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

The holders of the participating shares are, in general, entitled to appoint two directors to the board. In the event that the Company does not pay dividends in cash for nine successive quarters following December 2004, they are entitled to appoint a further two directors until the time the Company has paid cash dividends on the participating shares for four successive quarters. As of the date of this filing, the holders of the participating shares have appointed two directors to the Company’s Board of Directors.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of December 31, 2006 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock which includes an additional 122,464 participating shares in respect of payment-in-kind dividends.

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

On January 31, 2007, the Company sold its European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement (the “Target Companies”) for a purchase price of U.S. $210 million in cash, subject to upward or downward adjustments of a maximum of U.S. $5 million as described in Note 12. “Subsequent Event” to the consolidated condensed financial statements. Under the indenture of the 11% senior notes, the Company is obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. These include the reduction of debt, fixed asset purchases and certain acquisitions. The Company is evaluating its options with the assistance of certain advisors.

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For nine months ended December 31, 2006 and 2005, we were not required to make any penalty payments to GECC.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing the asset and liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. FAS 157 is effective for Danka beginning April 1, 2008 although early adoption is permitted. The Company does not expect FAS 157 to have a material impact on its historical consolidated financial position and results of operations, but could have an impact on the measurement of assets and liabilities acquired following the effective date of the new standard.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))” (“FAS 158”). FAS 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligation that determines its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize change in the funded status of a defined benefit post retirement pan in the year in which the changes occur. FAS 158 is effective for Danka effective beginning March 31, 2007. The Company is currently assessing the impact of FAS 158 on its consolidated financial position. However, the Company does not expect FAS 158 to have an impact on results of operations.

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

We also have a credit facility with Bank of America (the “BofA Credit Facility”) that expires on January 4, 2009, to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sublimit for standby and documentary letters of credit. The BofA Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon.

On December 31, 2003, we entered into a one year letter of credit facility with ABN Amro. On November 2, 2004, this agreement was amended to provide us a letter of credit facility for Euro 11.8 million (U.S. $15.6 million) and an open term credit facility of Euro 1.0 million (U.S. $1.3 million) available for general working capital purposes, including overdrafts. The open term credit facility expired on November 15, 2005. The letter of credit facility expired on December 31, 2005. The facilities were secured by the assets of certain of our Netherlands subsidiaries and were also cash collateralized by Euro 5.0 million (U.S. $6.3 million).

We have a credit facility with ABN Amro in favor of Ricoh in the amount of Euro 11.8 million (U.S. $15.6 million) that is fully cash collateralized and expired on January 31, 2007.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to the possibility of volatile movements in foreign exchange rates. Revenue from Europe represented approximately 52.4% of our consolidated revenue during the nine months ended December 31, 2006. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies. Therefore, to solely isolate the effect of changes in currency does not accurately portray the effect of these other important economic factors. As foreign exchange rates change, translation of the income statements of our international subsidiaries into United States dollars affects year-over-year comparability of operating results. While we may hedge specific transaction risks, we generally do not hedge translation risks because we believe there is no long-term economic benefit in doing so.

At December 31, 2006, we had no outstanding forward contracts or option contracts to buy or sell foreign currency. For the three and nine month periods ended December 31, 2006 and 2005, there were no gains or losses included in our consolidated statements of operations on forward contracts or option contracts.

Assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Any foreign currency impact on translating assets and liabilities into dollars is included as a component of shareholders’ equity. Our revenue results for the first nine months of fiscal year 2007 were positively impacted by a $14.8 million foreign currency movement, primarily due to the strengthening of the euro and the British pound sterling versus the United States dollar year over year.

Changes in foreign exchange rates that have the largest impact on translating our international operating profits relate to the euro and the British pound versus the United States dollar. We estimate that a 1% adverse change in foreign exchange rates would have decreased our revenues by approximately $11.2 million in the first nine months of fiscal 2007, assuming no changes other than the exchange rate itself. As discussed above, this quantitative measure has inherent limitations. Further, the sensitivity analysis disregards the possibility that rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation as of December 31, 2006, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weakness in our internal control over financial reporting identified during the fiscal year 2006 in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate the material weakness that was identified at March 31, 2006, additional action is still required. To address the control weakness, the Company performed other procedures to ensure the unaudited quarterly consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The deficiency described above was characterized as a material weakness in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company’s interim or annual financial statements could occur. However, the internal control weaknesses identified by management did not cause a material misstatement or have an adverse impact to the Company’s financial position, results of operations or control environment as of and for the nine months ended December 31, 2006.

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

Planned Remediation Efforts to Address Material Weakness

We have begun planning and implementing changes to our processes to improve our internal control over financial reporting, remediate the identified deficiency and to establish adequate disclosure controls and internal controls over financial reporting as soon as reasonably practicable. The following are among the steps we have taken, or intend to take, to remediate the material weakness identified as of March 31, 2006:

•	restructure order processing personnel under the leadership of the finance department in order to better control the flow of data from order entry to the final distribution of invoices;

•	review existing contract terms and verify the ability to support such terms in our accounting system;

•	improve our meter reading capabilities possibly through the use of an automated technology solution;

•	increase the number of large customers that receive invoice data via EDI transfer;

•	take steps to systematically gather information to allow for analysis and development of targeted control improvements;

•	establish a cross functional team to study errors identified and design and aid in the implementation of improved controls; and

•	provide additional training and increased responsibility to account managers to better ensure that customers receive billings that are free from error or inaccuracies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services regarding certain tax issues during the nine months ended December 31, 2006. In addition, the audit committee has approved Ernst & Young LLP and its affiliates to perform services regarding our filings with the Securities and Exchange Commission and United Kingdom Listing Authority relating to the shareholder approval of the sale of our European business as discussed in Note 12 “Subsequent Event” to our consolidated condensed financial statements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation: In June 2003, Danka was served with a class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs. Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which the Company has opposed. The Company had filed a motion for summary judgment, which plaintiffs had opposed. On October 13, 2006, the United States District Court for the Middle District of Tennessee granted Danka’s motion for summary judgment and dismissed the Plaintiff’s claims regarding shipping and handling charges, which served as the basis of the putative class claim. The U.S. District Court ruling effectively defeats the Plaintiff’s ability to represent a class or serve as a potential class member. The Plaintiff’s remaining claim has not been resolved, but its resolution, even if adverse to the Company, is not expected to have a material impact on the Company’s financial condition. The Company does not know whether the Plaintiff will attempt to appeal the ruling dismissing the claim relating to shipping and handling charges. The Company will continue to vigorously defend the claims alleged by the plaintiff in this action.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upo n Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual general meeting of the shareholders of Danka Business Systems PLC was held on December 19, 2006. At the meeting, the following actions were taken by the shareholders:

1.	A.D. Frazier was elected as Director of the Company. The voting on resolution was as follows:

FOR	171.8 million
AGAINST	2.6 million
ABSTAIN	25.2 million

2.	Jaime W. Ellertson was elected as Director of the Company. The voting resolution was as follows:

FOR	189.6 million
AGAINST	9.4 million
ABSTAIN	0.5 million

3.	J. Ernest Riddle was elected as Director of the Company. The voting on resolution was as follows:

FOR	189.8 million
AGAINST	9.2 million
ABSTAIN	0.5 million

4.	Ernst & Young LLP was re-appointed as our auditor for fiscal year 2007, and the Board of Directors, or duly appointed Committee thereof, was authorized to fix the auditor’s remuneration. The voting on resolution was as follows:

FOR	197.3 million
AGAINST	1.8 million
ABSTAIN	0.3 million

5.	The Directors’ Remuneration report for fiscal year 2006 was approved. The voting on resolution was as follows:

FOR	173.7 million
AGAINST	25.1 million
ABSTAIN	0.7 million

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description
2.2*	Share Purchase Agreement, dated as of October 12, 2006, by and among Danka Business Systems PLC, the Sellers as set forth therein, and Ricoh Europe B.V. (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on December 19, 2006).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules to the Share Purchase Agreement are not filed herewith. The Registrant undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request, pursuant to Item 601 (b)(2) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: February 13, 2007	/s/ Edward K. Quibell
Edward K. Quibell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.2*	Share Purchase Agreement, dated as of October 12, 2006, by and among Danka Business Systems PLC, the Sellers as set forth therein, and Ricoh Europe B.V. (incorporated by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on December 19, 2006).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules to the Share Purchase Agreement are not filed herewith. The Registrant undertakes to furnish supplementally a copy of any omitted schedule to the Commission upon request, pursuant to Item 601 (b)(2) of Regulation S-K.