Form 10-K
period 2007-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2007-06-27
CIK 894010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2007.

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

The aggregate market value of voting shares held by non-affiliates of the registrant as of September 30, 2006 was $119,285,996 based on the average bid and asked prices of American Depositary Shares or ADSs, as quoted on the NASDAQ SmallCap Market. As of June 14, 2007, the registrant had 259,119,248 ordinary shares outstanding, including 59,172,854 represented by ADSs. Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual general meeting are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

DANKA BUSINESS SYSTEMS PLC

Annual Report on Form 10-K for March 31, 2007

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) any inability to successfully implement our strategy; (ii) any inability to successfully implement our cost restructuring plans to achieve and maintain cost savings; (iii) any inability to comply with the Sarbanes-Oxley Act of 2002; (iv) any material adverse change in financial markets, the economy or in our financial position; (v) increased competition in our industry and the discounting of products by our competitors; (vi) new competition from non-traditional competitors as the result of evolving and converging technology; (vii) any inability by us to procure, or any inability by us to continue to gain access to and successfully distribute current and new products, including digital products, color products, multi-function products and high-volume copiers, or to continue to bring current products to the marketplace at competitive costs and prices; (viii) any inability to arrange financing for our customers’ purchases of equipment from us; (ix) any inability to successfully enhance, unify and effectively utilize our management information systems; (x) any inability to access vendor or bank lines of credit, which could adversely affect our liquidity; (xi) any inability to record and process key data due to ineffective implementation of business processes and policies; (xii) any negative impact from the loss of a key vendor or customer; (xiii) any negative impact from the loss of any of our senior or key management personnel; (xiv) any change in economic conditions in markets where we operate or have material investments which may affect demand for our products or services; (xvv) any incurrence of tax liabilities or tax payments beyond our current expectations, which could adversely affect our liquidity and profitability; (xvi) any inability to continue to comply with our new senior secured credit facility covenants or the financial or other representations, warranties, covenants or maturities in our debt instruments; (xvii) any delayed or lost sales or other impacts related to the commercial and economic disruption caused by natural disasters, including hurricanes; (xviii) any delayed or lost sales and other impacts related to the commercial and economic disruption caused by terrorist attacks, the related war on terrorism, and the fear of additional terrorist attacks; (xix) any negative impact of the accreted value of our outstanding preferred stock and its continued accretion; (xx) any negative impact from our continued organization as an England and Wales registered Company following the sale of our European businesses; and (xxi) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our company.

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

In connection with the implementation of our strategies, we have launched, and expect to continue to launch, several operational and strategic initiatives. However, the success of any of these initiatives may not be achieved if:

•	we do not maintain adequate levels of liquidity to finance such initiatives or are unable to meet the financial ratios and other covenants contained in our senior secured credit facility;

•	they are not accepted by our customers;

•	they do not result in revenue growth, generate cash flow, reduce operating costs or reduce our working capital investments; or

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

Operating Earnings—We generated an operating loss from continuing operations for fiscal year 2007 of $13.0 million due to decreased revenue, increased restructuring charges and a loss on the sale of a subsidiary. The operating losses for the period included $6.0 million in restructuring charges and $2.5 million from a loss on the sale of a wholly-owned subsidiary. If we are not able to increase our revenue and improve our gross margins or reduce our operating costs, these operating losses may continue in the future. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not generate sufficient cash flow from operations to pay principal or interest when due.

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

Indebtedness—At March 31, 2007, we had consolidated indebtedness of $251.3 million, including current maturities of long-term debt and notes payable of $186.1 million. Our indebtedness includes $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008 and $175.0 million in principal amount of 11.0% senior notes due June 15, 2010. The subordinated notes accrue interest which is paid every six months on April 1 and October 1 while the senior notes accrue interest which is paid every six months on June 15 and December 15.

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

On January 31, 2007, we sold our European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement (the “Target Companies”) for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as described in Note 5. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements. Under the indenture of the 11% senior notes, we are obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. In compliance with this requirement, we initiated a tender offer at par to the holders of the senior notes on June 25, 2007

Also on June 25, 2007, the Company completed new financing arrangements with GE Capital Corporation for $145.0 million, including $40.0 million in revolver debt as described in Note 18. “Subsequent Events” to the consolidated financial statements. Proceeds from this financing will be used in conjunction with the proceeds of the previously completed sale of our European businesses to reduce and refinance the Company’s existing debt and enhance working capital.

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par as described in Note 18. “Subsequent Events” to the consolidated financial statements.

Debt and Credit Facilities—The Lien Credit Agreements governing our financing arrangements with GE Capital Corporation, contains representations, warranties and covenants that, among other things, limit our ability to: (1) incur additional indebtedness or, in the case of our restricted subsidiaries, issue preferred stock; (2) create liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; and (8) engage in mergers or consolidations. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the Lien Credit Agreements contain customary financial covenants that we must comply with on a quarterly basis.

Competition—The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies with significant technological, distribution and financial resources. Competition in our industry is based upon many factors, including technology, performance, pricing, quality, reliability, distribution, market coverage, customer service and support and lease and rental financing. In addition, our equipment suppliers have established themselves as direct competitors in many of the areas in which we do business, and non-traditional competitors, primarily printer manufacturers, are developing technologies designed to lower prices.

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

Vendor Relationships—We primarily have relationships with Canon, Toshiba, Kodak and Hewlett-Packard. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies, vendor rebates and significant levels of vendor trade creditor financing for our purchases of products from them. Any inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the discontinuation of vendor rebate programs or adequate levels of vendor financing may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors, or any of our other vendors, will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices. We also rely on non-equipment vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

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

Another industry change that has been fueled by technological changes is the migration of copy volume from traditional stand-alone copiers to network printers. This change allows end users to print distributed documents on printers linked directly to their personal computers as opposed to receiving copies of such documents that were copied on a traditional stand-alone copier. We will need to increasingly provide comprehensive solutions to our customers, such as offering digital copiers, MFPs, software solutions and printers that are directly linked to their networks, in order to remain competitive. Finally, the speed of technological changes may cause us in the future to write down our inventory, including, but not limited to, showroom, rental and other equipment and related supplies and parts, including parts and supplies for third party initiatives, as a result of obsolescence. In order to remain competitive, we must quickly and effectively respond to changing technology. Otherwise, such developments of technologies in our industry may impair our business, financial condition, results of operations or competitive position.

Third Party Financing Arrangements—A large majority of our retail equipment, supplies and related sales are financed by third party finance or leasing companies. We have an agreement with General Electric Capital Corporation (or “GECC”), under which GECC has agreed to provide financing to our qualified customers to purchase equipment from us. Although we have other financing arrangements in place, GECC finances a significant part of our business. GECC has current and prospective lease financing agreements with our competitors. If these agreements result in more favorable terms to our competitors than our current agreement with GECC, we may be placed at a competitive disadvantage within the industry in arranging third party financing to our customers, which could negatively affect our operating results.

If we were to breach the covenants or other restrictions in our agreements with one or more of our financing sources, including GECC or our financial condition were to deteriorate, such sources might refuse to provide financing to our customers, require additional security or protection, or exercise other remedies of default. If one or more of our financing sources were to fail to provide financing to our customers, and we were unable to arrange alternative financing on similar terms or provide financing ourselves, those customers might be unable to purchase equipment from us. In addition, if we were unable to arrange financing, we would lose sales, which could negatively affect our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financing Arrangements—General Electric Capital Corporation”.

Disaster Recovery—Our systems are designed for security and reliability. We regularly back up our information systems and subject them to a virus scan. These efforts are intended to buttress the integrity and security of our information systems and the data stored in them, and to minimize the potential for loss in the event of a disaster, including, but not limited to, natural disasters or terrorist attacks. During fiscal year 2005, we entered into a hosting agreement with IBM for the management of our U.S. information systems infrastructure. This arrangement has relocated our data center out of Florida to a secure location in Atlanta, Georgia, which we believe has provided an additional disaster recovery capability. Our facilities have reserve power generating systems to prevent the loss of power and minimize downtime in the event of shortages; however, should a natural disaster impact our critical facilities, which are primarily located in St. Petersburg, Florida, we may suffer disruption of certain critical support functions for such time as is necessary to replicate such functions elsewhere.

Business Processes and Policies—We have identified instances in the past where we did not have adequate processes in place or our business processes and policies have not been properly implemented or followed in the past, which have resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data and inadequate document retention. In fiscal year 2007 we implemented improvements that remediated a previously-disclosed material weakness in this area and, although no longer a material weakness, we continue to address these issues and implement further improvements to ensure that adequate process are in place related to customer billing.

For further detail on the remediation of this previously-disclosed material weakness related to revenue and billing, see our discussion in Item 9a-Controls and Procedures.

Tax Payments—We are either currently under audit or may be audited in the key tax jurisdictions in which we operate or have recently sold. While we believe we are adequately reserved for such liabilities, should revenue agencies impose assessments or require payments in excess of those we currently expect to pay, we could be required to record additional liabilities. Additionally, our liquidity could be adversely affected based upon the size and timing of such payments.

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

PART I

ITEM 1. BUSINESS

Based on revenue, we are one of the largest independent providers of comprehensive document solutions including office imaging equipment, software, support, and related services and supplies in the United States. We offer a wide range of state of the art office imaging products, services, supplies and solutions that primarily include digital and color copiers, digital and color multifunction peripherals, (“MFPs”) printers, facsimile machines and software, contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training, collectively referred to as Danka Document Services.

Our revenue is generated from two primary sources: (1) new retail equipment, supplies and related sales and (2) service contracts. We primarily sell Canon products but also sell other brands, including Kodak, Toshiba, and Hewlett-Packard. A significant portion of our retail equipment, supplies and related sales are made to existing customers, and nearly all are sold with a service or supply contract. These contracts typically have an initial term of one to three years and renew on an annual basis thereafter. A large majority of our retail equipment, supplies and related sales are financed by third party finance or leasing companies. For fiscal year 2007, retail equipment, supplies and related sales accounted for approximately 45% of our total revenue.

Our marketing and selling efforts target the mid- to high-volume black and white and color image market, which is concentrated in monochrome equipment that can produce from 31 to greater than 91 pages per minute, and color capable equipment that can produce from 10 to greater than 50 pages per minute. Within these markets, our primary products include state of the art digital and color copiers and MFPs that copy, print, scan and fax information and related software and service.

We have an installed machine base of analog and digital copiers and MFPs of approximately 120,000 units, which we refer to as machines in field (“MIF”), which generate monthly recurring revenues under our service contracts. Our service revenue generated from these contracts is closely correlated to the number, type and mix of analog, digital and digitally-connected machines in our MIF. In fiscal year 2007, our service revenue accounted for approximately 52% of our total revenue.

We are a public limited company organized under the laws of England and Wales and we were incorporated on March 13, 1973.

Our Industry

The office imaging industry consists of the production and supply of various imaging products, as well as the provision of after-market products and services. The U.S. digital printing peripherals equipment market, including related services, is estimated by industry sources to be over $57 billion in 2008.

The office imaging industry is comprised of traditional large office equipment and copier manufacturers, as copy and printer technologies continue to converge, traditional desktop and network printer companies. Office imaging products are sold primarily through four channels: distributors, original equipment manufacturers, or OEMs, independent dealers and retail outlets like office supply big box stores.

There are several trends that are prevalent in the office imaging industry, including:

•

Evolution of office workflow process. The process of distributing information in the workplace has evolved over recent years through technological advances in communication, most notably electronic document delivery via e-mail and the Internet. While documents have traditionally been produced on a copier and then distributed to the relevant working groups, electronic document delivery has allowed documents to first be distributed electronically and then printed by the end user on—demand using the printer linked to the end user’s personal computer or stored for later use. This evolution has led to an increase of printed documents from desktop and network printers and a decrease in copier document volumes. As a result competition from non-traditional copier companies, such as manufacturers of desktop and network printers, has increased. Networking of computer systems with printers, digital copiers and MFP’s allows printed material to be routed to the most efficient or cost-effective device.

•

Shift from selling boxes to selling solutions. The growth in the volume of documents printed from lower volume, desktop and network printers has substantially increased end users’ per image cost for printed material. The ability of digital copiers and MFPs to be connected to the information technology network has provided an opportunity for end users to reduce their per image costs while optimizing the use of their imaging equipment. As companies look to reduce costs, they are increasingly requesting comprehensive solutions including analysis and assessments of their document requirements from their document imaging vendors. These solutions and services involve both equipment and related software and service offerings that allow them to better meet their document imaging needs, and optimize the use of their installed equipment. As such, most leading document imaging vendors are moving away from the analog “box sale” approach to one of being a provider of solutions and diagnostic services that can identify and best satisfy their customers’ print and document needs on a more efficient and cost-effective basis.

•

Increasing demand for color. Customers continue to demand high-performance machines that produce presentation-quality documents, leading to an interest in and demand for color equipment. The emergence of digital copiers, MFPs and lower-cost color-capable copiers allows companies to increase their level of in-house document production beyond desk top printers, and produce presentation-quality copies for meetings, presentations and mailings. The transition to color is accelerating according to industry sources, and represents an increasingly important and growing segment of the market, offering higher revenue growth opportunities for companies in the office imaging industry compared to the black and white market. As the demand for color systems and products continues to grow, and additional manufacturers enter the market we expect the equipment average selling price and associated service and supplies pricing to decline going forward.

Products and Services

Office Imaging Systems

We offer a large selection of the top brands of office imaging products as part of our document solutions packages. These products represent a full complement of digital and color copiers, digital and color MFPs, printers and facsimile machines, as well as related software, service, parts and supplies.

We sell high-volume products, which include the Kodak Digimaster, Canon iR 7105, as well as the Toshiba e-Studio series of digital products. In the mid-volume segments for color and black and white, we sell the full range of Canon iR and Toshiba e-Studio series digital copiers and MFPs. In addition, we sell a full complement of front end print server equipment and a portfolio of applications software which enhances the features and functions of the equipment. For example, among other things, certain of these software products:

•	convert paper information to digital formats and allow the reproduction of documents in a variety of formats;

•	help customers acquire, manage, store and retrieve documents in a secure manner;

•	permit the scanning of paper documents and importation of electronic files and emails; and

•	allow for “smart” distribution of print jobs across a range of printing devices.

Technical Services

We also offer a broad range of field technical services which primarily involve the service and maintenance of our MIF. Our network of field engineers is dedicated to ensuring that customers get maximum up time from their investment in our office imaging systems. Our field engineers are highly trained and capable of servicing multiple equipment brands and are equipped with the experience, training, tools and parts necessary to ensure that customers are provided with rapid response time and first-time fix capability.

Recently, we began the implementation of a state of the art PDA system called Danka ESP. Once fully operational, field engineers will be dispatched and have access to a computerized warehouse system that stocks thousands of parts for immediate delivery to customers. In addition, these field engineers will be equipped with laptop computers which contain reference materials and diagnostic software to assist with the early resolution of customer issues.

We generally offer our technical services pursuant to contracts. Our service and supply contracts typically have an initial term of one to three years and renew automatically thereafter.

Professional Services and Software

We offer a portfolio of value-added service and software offerings that provide our customers with efficiency and cost savings opportunities, as well as provide us with supplemental revenue streams.

Through our field deployed systems engineers and analysts we provide consulting and diagnostic services to our customers to help them identify opportunities to reduce print costs, optimize the use of their office imaging equipment and improve their employees’ productivity by integrating our software solutions to leverage their investment in their imaging equipment. This expert guidance is backed by our world-class Digital Solutions Center that replicates customer environments and provides advanced online diagnostic and support services. The group’s services include:

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

Employees

As of March 31, 2007, we employed approximately 2,130 persons.

Trademarks and Service Marks

We believe that our trademarks and service marks have gained recognition in the office imaging and document management industry and are important to our marketing efforts. We have registered various trademarks and service marks. In particular, we believe that the trademarks “Danka,” and “Danka @ the Desktop” are important to our ongoing business. Our policy is to continue to pursue registration of our marks whenever possible and to vigorously oppose any infringement of our proprietary rights. Depending on the jurisdiction, trademarks and service marks are valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic. Registrations of trademarks and service marks in the United States can generally be renewed indefinitely as long as the trademarks and service marks are in use.

Backlog

Backlogs are not material to our business.

ITEM 1A. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our general policy is to lease, rather than own, our business locations. We lease numerous properties for administration, sales, service and distribution functions and for our retail and wholesale operations. As of March 31, 2007, our principal facilities include 215,000 square feet of leased office space in St. Petersburg, Florida that we use for our Field Support Office. The terms vary under the leases. All of our leases have options to renew at our option. Some of our lease agreements require us to pay our proportionate share of taxes, common area expenses, insurance and related costs of the rental properties.

Our management believes that the properties we occupy are, in general, suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS

In June 2003, we were served with a class action complaint titled Stephen L. Edwards, et al., Plaintiffs vs. Danka Industries, Inc., et al., including American Business Credit Corporation, Defendants, alleging claims of breach of contract, fraud/intentional misrepresentation, unjust enrichment, violation of the Florida Deception and Unfair Trade Protection Act and injunctive relief. The claim was filed in the state court in Tennessee, and the Company has removed the claim to the United States District Court for Middle District of Tennessee for further proceedings. The plaintiffs have filed a motion to certify the class, which we had opposed. The Company had filed a motion for summary judgment, which plaintiffs had opposed. On October 13, 2006, the United States District Court for the Middle District of Tennessee granted our motion for summary judgment and dismissed the Plaintiff’s claims regarding shipping and handling charges, which served as the basis of the putative class claim. The U.S. District Court ruling effectively defeats the Plaintiff’s ability to represent a class or serve as a potential class member. The Plaintiff’s remaining claim has not been resolved, but its resolution, even if adverse to the Company, is not expected to have a material impact on our financial condition. We do not know whether the Plaintiff will attempt to appeal the ruling dismissing the claim relating to shipping and handling charges. We will continue to vigorously defend the claims alleged by the plaintiff in this action.

We are also subject to legal proceedings and claims which arise in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 19, 2007, an extraordinary general meeting of the shareholders of Danka Business Systems PLC was held to consider and vote on an ordinary resolution to approve the sale of the Company’s European operations. At the meeting the following action was taken by the shareholders:

1.	Approval of the sale of the Company’s European operations on the terms of and subject to the conditions of the Share Purchase Agreement, dated October 12, 2006. The voting on resolution was as follows:

FOR	181,440,883
AGAINST	394,771
ABSTAIN	118,840

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

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2007:
Quarter ended June 30, 2006	$1.42	$1.06	20.25	p	14.63	p
Quarter ended September 30, 2006	1.86	1.11	23.63		13.25
Quarter ended December 31, 2006	1.96	1.36	25.50		17.00
Quarter ended March 31, 2007	1.72	1.08	21.50		13.00

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2006:
Quarter ended June 30, 2005	$1.65	$1.20	22.00	p	15.00	p
Quarter ended September 30, 2005	2.78	1.48	37.00		20.50
Quarter ended December 31, 2005	2.72	1.27	37.50		17.25
Quarter ended March 31, 2006	1.72	1.37	23.88		19.50

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High		Low
Fiscal Year 2005:
Quarter ended June 30, 2004	$4.81	$3.53	64.50	p	49.50	p
Quarter ended September 30, 2004	4.89	3.57	68.50		48.50
Quarter ended December 31, 2004	3.77	2.96	52.25		37.50
Quarter ended March 31, 2005	3.12	1.34	40.50		19.50

As of June 14, 2007, 59,172,854 ADSs were held of record by 2,488 registered holders and 259,119,248 ordinary shares were held of record by 2,578 registered holders. Since some of the ADSs and ordinary shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. We most recently paid a dividend to shareholders on July 28, 1998. We are an English company and we currently have insufficient profits, as determined under English law, to pay dividends on our ordinary shares. In addition, we are not currently permitted to pay dividends, other than payment-in-kind dividends on our participating shares, under our senior credit facility. We do not expect to pay dividends on our ordinary shares for the foreseeable future and any decision to do so will be made by our board of directors in light of our earnings, financial position, capital requirements, credit agreements, legal requirements and other such factors as our board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Financial Data table sets forth our selected historical consolidated financial data from continuing operations for each of the fiscal years in the five-year period ended March 31, 2007, which were derived from our audited consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

		For the year ended March 31
	Footnote	2007	2006	2005	2004	2003
		(in thousands, except per American Depositary Share (“ADS”) Amounts
Revenue:
Retail equipment, supplies and related sales		$200,141	$246,315	$242,329	$282,113	$305,505
Retail service		236,073	259,695	294,228	341,951	403,280
Rentals		13,990	16,389	23,361	21,981	39,002

Total revenue		450,204	522,399	559,918	646,045	747,787

Cost of sales
Retail equipment, supplies and related sales costs		142,148	174,635	165,248	183,402	192,437
Retail service costs		147,980	161,770	175,411	185,931	215,520
Rentals costs, including depreciation on rental assets		4,436	7,366	10,855	13,277	20,416

Total cost of sales		294,564	343,771	351,514	382,610	428,373

Gross profit		155,640	178,628	208,404	263,435	319,414
Selling, general and administrative expenses		159,510	203,168	253,508	248,569	292,933
Restructuring charges (credits)		6,037	5,161	4,747	23,142	(555)
Loss on sale of subsidiary	1	2,513	—	—	—	—
Other (income) expense		614	(1,295)	1,302	1,391	10,694

Total operating expenses		168,674	207,034	259,557	273,102	303,072

Operating earnings (loss) from continuing operations		(13,034)	(28,406)	(51,153)	(9,667)	16,342
Interest expense		(35,212)	(29,534)	(29,938)	(31,621)	(31,603)
Interest income		1,671	—	—	200	597
Write-off of debt issuance costs	2	—	—	—	(20,563)	—

Earnings (loss) from continuing operations before income taxes		(46,575)	(57,940)	(81,091)	(61,651)	(14,664)
Provision (benefit) for income taxes		2,150	(8,635)	6,278	36,131	(6,698)

Earnings (loss) from continuing operations		(48,725)	(49,305)	(87,369)	(97,782)	(7,966)
Discontinued operations, net of tax		19,486	(35,907)	(46,976)	(32,553)	20,556

Net earnings (loss)		$(29,239)	$(85,212)	$(134,345)	$(130,335)	$12,590

Basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS:		$(1.11)	$(1.11)	$(1.71)	$(1.87)	$(0.42)
Dividends per ADS		—	—	—	—	—
Other Data
Depreciation and amortization		$15,265	$19,937	$27,740	$43,540	$32,136
Capital expenditures	3	$11,450	$5,596	$11,544	$31,586	$35,361
Retail equipment, supplies and related sales gross profit margin		29.0%	29.1%	31.8%	35.0%	37.0%
Retail service gross profit margin		37.3%	37.7%	40.4%	45.6%	46.6%
Rentals gross profit margin		68.3%	55.1%	53.5%	39.6%	47.7%

Total gross profit margin		34.6%	34.2%	37.2%	40.8%	42.7%

Balance Sheet Data:
Cash, cash equivalents and restricted cash	4	$181,573	$30,586	$42,151	$85,386	$54,217
Accounts receivable, net of allowance for doubtful accounts		44,180	63,332	81,288	96,969	111,158
Inventories		31,681	37,019	35,294	37,075	51,770
Total assets		417,048	632,636	771,799	883,568	982,166
Total debt	5	251,293	249,267	240,145	240,803	228,029
6.5% convertible participating shares		344,487	321,541	299,906	279,608	258,376
Total shareholders’ equity (deficit)		(316,407)	(311,232)	(214,075)	(64,755)	68,565

Note: Certain prior year amounts have been reclassified to conform to the current year presentation.

Footnotes to “SELECTED FINANCIAL DATA”

1.	During fiscal year 2006, we sold a wholly owned subsidiary engaged in the sale and servicing of office imaging equipment.
2.	During fiscal year 2004, we wrote-off $20.6 million of debt issuance costs relating to the early repayment of our old credit facility.
3.	Includes $11.3 million and $12.9 million in capitalized costs in connection with our Vision 21 initiative for fiscal years 2004 and 2003, respectively.
4.	Cash, cash equivalents and restricted cash included $164.0 for fiscal year 2007 primarily related to the restrictions placed on the proceeds from the sale of our European operations as more fully described in Note 5. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements. In addition, $5.0 million of restricted cash is included in long-term assets. Restricted cash was $6.1 million, $8.5 million and $4.8 million of cash that is collateralizing lines of credit for fiscal years 2006, 2005 and 2004, respectively. For fiscal year 2003, cash, cash equivalents and restricted cash included $5.5 million of restricted cash in other assets which was generally restricted to the partial payment of our zero coupon senior subordinated notes which we redeemed on August 18, 2003.
5.	Total debt is computed as follows (in thousands):

	Year ended March 31
	2007	2006	2005	2004	2003
Current maturities of long-term debt, notes payable and capital lease obligations	$186,078	$11,265	$1,436	$1,261	$55,511
Long-term debt, notes payables and capital lease obligations, less current maturities	65,215	238,002	238,709	239,542	172,518

Total debt (*)	$251,293	$249,267	$240,145	$240,803	$228,029

(*)	Total debt presented above does not reflect the impact of our new financing agreement with s Corporation, the tender offer for our senior notes or the call of our senior notes and subordinated notes, all of which are described in Note 18. “Subsequent Events” to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Danka Business Systems PLC (also referred to herein as “Danka”, the “Company”, “we”, “us” or “our”) is one of the leading independent providers of print products and services in the United States. We provide comprehensive document solutions that include office imaging equipment, document related software, related services and supplies that assist our customers with the management of their output requirements. These solutions are designed to improve business processes, reduce costs and increase productivity. We offer a broad selection of digital office imaging products including copiers, multi-function peripherals (“MFPs”), facsimile machines and printers that we integrate with an open architecture portfolio of software that has been carefully selected and rigorously tested for optimum performance. We also provide a wide range of contract services, including professional and consulting services, equipment maintenance, supplies, leasing arrangements, technical support and training primarily on the installed base of equipment created by our retail equipment, supplies and related sales.

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

Revenue Recognition—We generally have agreements to provide product maintenance services for the equipment that we sell or lease to customers. We follow the guidance in the Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), as modified for the impact of higher level accounting literature, to allocate revenue received between the two deliverables in the arrangement—the equipment and the product maintenance services. For arrangements in which the product maintenance services meet the definition in the Financial Accounting Standards Board (“FASB”) Technical Bulletin (“TB”) No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“TB 90-1”), of a separately priced product maintenance contract, revenue equal to the amount paid by the customer to obtain the product maintenance services is allocated to the separately priced maintenance agreement, with the remainder of the revenue allocated to the equipment (or operating lease payments for use of the equipment). For arrangements in which the product maintenance services do not meet the definition in TB 90-1 of a separately priced product maintenance contract, but the revenue recognized related to the equipment is governed by FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), revenue is allocated between the equipment (or operating lease payments for use of the equipment) and product maintenance services on a relative fair value basis using our best estimate of fair value of the equipment (or operating lease payments for use of the equipment) and of the product maintenance services.

Revenue from retail equipment, supplies and related sales, including revenue allocated to equipment sales as discussed above, is recognized upon acceptance of delivery by the customer. In the case of equipment sales financed by third party finance/leasing companies, revenue is recognized at the later of acceptance of delivery by the customer or credit acceptance by the finance/leasing company. In addition, for the sale of certain digital equipment that requires a comprehensive setup by us before it can be used by a customer, revenue is recognized upon the customer’s written confirmation of delivery and installation. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon equipment usage by the customer.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $12.0 million, $14.9 million and $15.6 million for fiscal years 2007, 2006 and 2005, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2007. Consequently, we have a valuation allowance against net deferred tax assets in all jurisdictions at March 31, 2007.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $93.5 million as of March 31, 2007. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

Goodwill was reviewed for possible impairment during each of the fourth quarters of our fiscal years 2007 and 2006, in accordance with SFAS 142. In performing our impairment testing, the fair values of the reporting units were determined using a combination of a discounted cash flow model and multiple market approaches. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the analysis at January 1, 2007 and 2006, management determined that the fair value of the Company exceeded the carry amount and therefore, goodwill was not considered impaired.

Accounting for Stock Based Compensation—Effective April 1, 2006, we adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method to account for our employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior period results are not restated. Since all options were fully vested on April 1, 2006, the adoption of SFAS 123R had no impact on net income or earnings per share. See Note 14. “Share Option and Stock Compensation Plan” to the consolidated financial statements for disclosures related to stock-based compensation.

The fair value of options granted prior to the implementation of SFAS 123R are estimated at the date of grant using a Black-Scholes option pricing model, while those granted after the implementation of SFAS 123R use a multiple point binomial model. See Note 14. “Share Option and Stock Compensation Plan” to the consolidated financial statements for assumptions.

Future compensation to be incurred through fiscal year 2010 related to the nonvested options is approximately $0.9 million as of March 31, 2007.

Restructuring Charges—We recognized restructuring charges for the consolidation of back office functions, exiting non-strategic real estate facilities and reducing headcount. These charges are recorded pursuant to formal plans developed and approved by management. These charges are accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Cost Associated with Exit or Disposal Activities” (“SFAS 146”) and the recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 3. “Restructuring Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Financial Condition

The following table sets forth information concerning our financial position as of March 31, 2007 and 2006 and excludes the effects of assets and liabilities held for sale of $341.8 million and $199.9 million, respectively at March 31, 2006 as more fully described in Note 5. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements.

	March 31, 2007		March 31, 2006
Total assets	$417,048		$290,839
Total liabilities	$388,968		$422,397
Working capital	$(37,441)		$(28,689)
Liabilities to liabilities and capital	93%		98%
Inventory turnover ratio	5	x	5	x

Total assets as of March 31, 2007 increased $126.2 million or 43.4% from March 31, 2006. This increase was due primarily due to the cash received on the sale of our European operations. This increase in our cash balance was offset by a decrease in accounts receivable of $19.2 million due to better collections and lower revenues and a decrease in inventory of $5.3 million due to better forecasting of inventory needs. In addition, fixed assets decreased $8.3 million due to continuing depreciation of assets and decreased capital spending during fiscal year 2007.

Total liabilities decreased $33.4 million from March 31, 2006, or 7.9%. This decrease was due to several factors including a decrease in accounts payable and accrued expenses of $28.1 million due to the payout of restructuring accruals and professional fees and the paydown of vendor balances. Taxes payable increased $4.5 million due to increased current year provisions.

Working capital, defined as current assets less current liabilities, decreased $8.8 million from March 31, 2006. Working capital increased primarily resulting from the sale of our European operations discussed above. This increase was offset by the reclassification of long-term debt to short-term during the current fiscal year as discussed in Note 11. “Debt” to the consolidated financial statements.

Liabilities to liabilities and capital decreased 5% at March 31, 2007 compared to March 31, 2006 due to decreased operating losses during fiscal year 2007 compared to fiscal year 2006 and the decrease in liabilities discussed above.

For the period ending March 31, 2007, our annualized inventory turnover ratio remained stable at 5x.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue from continuing operations represented by certain items in our Consolidated Statements of Operations:

	Year ended March 31,
	2007	2006	2005
Revenue:
Retail equipment, supplies and related sales	44.5%	47.2%	43.3%
Retail service	52.4	49.7	52.5
Rentals	3.1	3.1	4.2

Total revenue	100.0	100.0	100.0
Cost of revenue	65.4	65.8	62.8

Gross profit	34.6	34.2	37.2
Selling, general and administrative expenses	35.4	38.9	45.3
Restructuring charges	1.4	1.0	0.8
Loss on sale of subsidiary	0.6	—	—
Other (income) expense	0.1	(0.3)	0.2

Operating earnings (loss) from continuing operations	(2.9)	(5.4)	(9.1)
Interest expense	(7.8)	(5.7)	(5.4)
Interest income	0.4	—	—

Earnings (loss) before income taxes from continuing operations	(10.3)	(11.1)	(14.5)
Provision (benefit) for income taxes	0.5	(1.7)	1.1

Net earnings (loss) from continuing operations	(10.8)%	(9.4)%	(15.6)%

The following table sets forth for the periods indicated the change in our revenue from continuing operations from the prior year:

	Year ended March 31,
	2007	2006	2005
Retail equipment, supplies and related sales	(18.7)%	1.6%	(14.1)%
Retail service	(9.1)	(11.7)	(14.0)
Rentals	(14.6)	(29.8)	6.3

Total revenue	(13.8)%	(6.7)%	(13.3)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Year ended March 31,
	2007	2006	2005
Retail equipment, supplies and related sales	29.0%	29.1%	31.8%
Retail service	37.3	37.7	40.4
Rentals	68.3	55.1	53.5

Total	34.6%	34.2%	37.2%

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenue

Revenue includes customer purchases of office peripherals; professional, consulting and maintenance services; supplies; software and related support products; and leasing arrangements. During fiscal year 2007, our revenue decreased by $72.2 million or 13.8% from fiscal year 2006. Our retail equipment, supplies and related sales declined due to increased pricing pressures and a worldwide reduction in sales force that took place in prior periods. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment, supplies and related sales revenue. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures.

Retail equipment, supplies and related sales decreased by $46.2 million or 18.7% to $200.1 million primarily resulting from continued pricing pressures and a decrease in sales headcount year over year due to a realignment of our sales force towards a more market-based approach. Our intention is to add sales headcount in markets to strategically increase our retail equipment, supplies and related sales revenue going forward. Our supplies revenue decreased year-over-year due to the sale of our wholly-owned subsidiary, Image One.

Retail service revenue declined by $23.6 million or 9.1% to $236.1 million due to the factors discussed above. This decrease was also a direct result of lower average service prices. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts.

Rental revenue declined by $2.4 million or 14.6% to $14.0 million due to the strategic decision to not pursue new rental business in an effort to lower investments in rental equipment.

Gross Profit

Our total gross profit margin increased slightly in fiscal year 2007 to 34.6% from 34.2% in fiscal year 2006.

The retail equipment, supplies and related sales margin remained stable at 29.0%. Gross margins increased by shifting incentives for our sales personnel from revenue-based incentives to margin-based. In addition, increased automation and efficiency in our purchasing systems has allowed us to pursue vendor credits, thereby lowering our equipment costs. These increases were offset by increased supplies costs as a result of starter kits being sent with equipment sales.

Retail service margins decreased slightly to 37.3% from 37.7% in the year-ago period.

Rental margins increased to 68.3% from 55.1% in the year-ago period due to revenue recognized on rental equipment on contracts with certain governmental customers which resulted from the resolution of previously delayed revenue recognition on rental contracts. Due to delays in executing purchase orders by those customers, depreciation on the equipment was taken in prior periods, while the revenue was not recognized until this period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased by $43.7 million or 21.5% from the year-ago period to $159.5 million. This decline is primarily the direct result of headcount reductions and facility closures as a result of our restructuring activities in prior years. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment, supplies and related sales. As a percentage of total revenue, SG&A expenses decreased to 35.4% in the current period from 38.9% in the prior-year period ended March 31, 2006.

Restructuring Charges (Credits)

In fiscal year 2007, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. As part of these plans, in fiscal year 2007, we recorded a $6.0 million restructuring charge comprised of $2.0 million relating to severance charges due to additional cost reduction efforts and $3.5 million in facility costs primarily related to our Field Support Offices in St. Petersburg, Florida. In addition, we recorded an additional $0.5 million in facility costs primarily related to our fiscal year 2004 plan.

Loss on Sale of Subsidiary

During the current fiscal year, we sold our interest in our wholly-owned subsidiary, Image One, resulting in a loss of $2.5 million.

Other (Income) Expense

Other expense for the current fiscal year consisted primarily of foreign exchange losses and amortization on intangible assets. These expenses were offset by a gain of $0.5 million relating to grants from taxing authorities. The prior year income primarily related to foreign exchange gains offset by amortization on intangible assets.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $13.0 million in fiscal year 2007 compared to a loss of $28.4 million in fiscal year 2006. The reduction in the operating loss from continuing operations is principally due to the decreases in SG&A offset by lower sales, higher restructuring charges and the loss on the sale of subsidiary as discussed above.

Interest Expense and Interest Income

Interest expense increased by $5.7 million, or 19.2%, year over year to $35.2 million. This increase was the result of the accelerated amortization of the debt issue costs and accretion of the bond discount costs related to our senior notes due to the reclassification of the debt from long-term to short-term.

Interest income in fiscal year 2007 was generated from interest received on cash balances in our banks resulting from the proceeds from the sale of our European operations.

Income Taxes

We recorded an income tax provision of $2.2 million in fiscal year 2007 compared to a tax benefit of $8.6 million in the prior year period. The income tax provision for the current year period resulted from a $1.5 million increase in the valuation allowance against deferred taxes and $0.7M in minimum taxes and other charges. The income tax benefit for the prior year period resulted from the resolution of various tax contingencies in the United States totaling $10.1 million, which was partially offset by an increase in the valuation allowance against deferred taxes of $1.4 million and minimum and other taxes of $0.1 million.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $48.7 million in fiscal year 2007 compared to net loss of $49.3 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $1.11 per ADS in each of fiscal years 2007 and 2006.

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenue

Revenue includes customer purchases of office peripherals; professional, consulting and maintenance services; supplies; software and related support products; and leasing arrangements. For fiscal year 2006, our revenue decreased by $37.5 million or 6.7% from fiscal year 2005. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures and slower than expected growth in service volume from newer printer manufacturer customers. Our retail equipment, supplies and related sales increased slightly due to higher unit placements during the year. This increase was offset by increased pricing pressures coupled with product portfolio gaps (including our 50 page per minute color machine offerings). These issues, combined with the advent of other competitive equipment from printer manufacturers, may continue to hinder our progress in growing our retail equipment, supplies and related sales revenue.

Retail equipment, supplies and related sales for fiscal year 2006 increased by $4.0 million or 1.6% to $246.3 million compared to the prior period. This increase was due to increased sales productivity as a result of a realignment of our sales force towards a more market-based approach. This increase was offset by increasing pricing pressures and product portfolio gaps.

Retail service revenue declined by $34.5 million or 11.7% to $259.7 million. This decrease was largely due to lower average per copy charges as a result of pricing pressures which are inhibiting price maintenance increases on renewals and new contracts.

Rental revenue declined by $7.0 million or 29.8% to $16.4 million in fiscal year 2006. This decline was primarily due to non-investment in rental equipment. In addition, renewal negotiations with certain governmental agencies were not completed during the fiscal year resulting in the inability to record $2.4 million of rental revenue during the current fiscal year.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, decreased to 34.2% in fiscal year 2006 from 37.2% in the year-ago period.

Retail equipment, supplies and related sales margins decreased to 29.1% from 31.8% in the year-ago period. Margins decreased due to increased price competition and a product gap, primarily in our high volume color segment. This has led to discounting of products with more functionality to fill the product portfolio gaps.

Retail service margins decreased to 37.7% from 40.4% in the year-ago period. Generally, the decrease in retail service margins was due to the fixed cost element of the service business, combined with lower revenue, and the decision to retain rather than reduce service personnel in anticipation of future service business with certain customers. In addition, service revenues were impacted by the slower than expected ramp up of some of our printer manufacturer contracts combined with start up costs incurred to generate these contracts.

Rental margins increased to 55.1% from 53.5% in the year-ago period. The margin increased primarily due to the de-emphasize on investment in rental equipment, which results in lower depreciation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) during fiscal year 2006 decreased by $50.3 million or 19.9% from the year-ago period to $203.2 million from $253.5 million. As a percentage of total revenue, SG&A expenses decreased to 38.9% in the current year from 45.3% in the prior year. This decline reflects the success of our Vision 21 reengineering initiative, including significant headcount reductions and reduced facility costs. As part of this initiative, we have outsourced several of our general and administrative functions which have introduced a variable cost element in certain support operations which have historically been part of our fixed costs. This approach has enabled the reduction of our overall costs. In addition, the costs associated with compliance with the Sarbanes Oxley Act of 2002 have decreased by $7.7 million year over year.

Restructuring Charges (Credits)

In fiscal years 2005 and 2004, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions and exiting certain facilities. As part of these plans, during fiscal year 2006, we recorded a $5.2 million restructuring charge comprised of severance charges of $3.9 million due to additional cost reduction efforts and $1.3 million of facility charges due to additional facility closures. During the year-ago period, we took a restructuring charge of $4.7 primarily relating to severance charges under the fiscal year 2005 restructuring plan.

Other (Income) Expense

Other income for fiscal year 2006 primarily consisted of foreign exchange gains offset by amortization of intangible assets. The prior year period included foreign exchange losses.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $28.4 million for fiscal year 2006 compared to a loss of $51.2 million in the prior year period. This decrease in operating loss was further attributable to the decreases in SG&A, offset by lower sales and our lower gross margins as discussed above.

Interest Expense

Interest expense remained stable for fiscal year 2006.

Income Taxes

We recorded an income tax benefit of $8.6 million in fiscal year 2006 compared to a tax provision of $6.3 million in the prior year period. The income tax benefit for fiscal year 2006 resulted from the resolution of various tax contingencies in the United States totaling $10.1 million, which was partially offset by an increase in the valuation allowance against deferred taxes of $1.4 million and minimum and other taxes of $0.1 million. The tax provision in the prior period resulted from increases in audit reserves of $3.9 million, increases in the valuation allowance on deferred taxes of $2.0 million and minimum and other taxes of $0.4 million.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $49.3 million in fiscal year 2006, compared to a net loss from continuing operations of $87.4 million in the year-ago period. After allowing for the dilutive effect of dividends on our participating shares, we incurred net loss from continuing operations attributable to common shareholders of $1.11 per ADS during the current period compared to a net loss from continuing operations of $1.71 per ADS in the year-ago period.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows from continuing operations for fiscal years 2007, 2006 and 2005 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended March 31,
	2007	2006	2005
Net cash (used in) provided by operating activities	$(25,942)	$(33,997)	$(43,539)
Net cash provided by (used in) investing activities	(8,518)	11,331	(13,348)
Net cash provided by (used in) financing activities	4,984	8,397	(5,143)
Effect of discontinued operations	18,958	7,751	12,156
Effect of exchange rates	3,645	(2,693)	2,998

Net increase/(decrease) in cash	(6,873)	(9,211)	(46,876)
Cash and cash equivalents, beginning of period	24,467	33,678	80,554

Cash and cash equivalents, end of period	$17,594	$24,467	$33,678

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

Generally, cash provided by operations and cash on the balance sheet continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities for continuing operations during fiscal year 2007, 2006 and 2005 was $25.9 million, $34.0 million and $43.5 million, respectively. The cash flows from continuing operations during each fiscal year is a result of the continuing decline in our revenues and the resulting decline in our gross profit, payouts of restructuring, payouts of accrued professional fees and reductions in other accrued expenses. These uses of cash were offset somewhat by improved collections of accounts receivable.

Our net cash flow used in investing activities was $8.5 million for fiscal year 2007. This outflow was the result of capital expenditures offset by proceeds from the sale of our discontinued operations. Our net cash flow provided by investing activities during fiscal year 2006 was $11.3 million while cash flow used in investing activities was $13.3 million for fiscal year 2005. Cash flow provided from investing activities during fiscal year 2006 resulted from cash generated from the sale of our operations in Canada and Central and South America offset by capital expenditures. Cash outflows during fiscal year 2005 for investing activities was primarily due to spending for property and equipment offset by the payment of $2.1 million for the acquisition of Image One, a regional print service provider.

Our net cash flow provided by financing activities during fiscal years 2007 and 2006 was $4.5 million and $8.4 million while our net cash flow used in financing activities was $5.1 million for fiscal year 2005. During fiscal year 2007, $5.0 of restricted cash relating to our credit facility with Bank of America was released. During fiscal year 2006, we had borrowings of $10.0 million outstanding on our credit lines at the end of the year. Our cash outflow for fiscal year 2005 related to the restriction of cash $5.0 million related to our credit facility.

The Company also has restricted cash at March 31, 2007 of $169.0 million (of which $5.0 million is classified as long-term) primarily related to the restrictions placed on the proceeds from the sale of our European operations as more fully described below and in Note 5. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements.

On January 31, 2007, we sold our European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement (the “Target Companies”) for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as described in Note 5. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements. Under the indenture of the 11% senior notes, we are obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. In compliance with this requirement, we initiated a tender offer at par to the holders of the senior notes on June 25, 2007 as described in Note 18. “Subsequent Events” to the consolidated financial statements.

Also on June 25, 2007, the Company completed new financing arrangements with GE Capital Corporation for $145.0 million including $40.0 million in revolver debt as described in Note 18. “Subsequent Events” to the consolidated financial statements. Proceeds from this financing will be used in conjunction with the proceeds of the previously completed sale of our European businesses to reduce and refinance our existing debt and enhance working capital. The Lien Credit Agreements governing these new financing arrangements contain customary covenants that we must comply with on a quarterly basis relating to our leverage ratios, fixed charge coverage ratio, capital expenditures and cumulative EBITDA as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to this Annual Report on Form 10-K.

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par as described in Note 18. “Subsequent Events” to the consolidated financial statements.

The borrowing base related to the new financing arrangements with GE Capital Corporation are subject to certain multiples of EBITDA as more fully described in the Lien Credit Agreements and therefore, the cash availability that we have under the financing arrangements are reliant on the Company meeting these EBITDA multiples. We believe cash and cash equivalents on hand, together with availability of our financing arrangement with GE Capital Corporation is sufficient to fund our cash requirements for the next twelve months.

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

As part of these plans, the Company recorded a $5.5 million restructuring charge in fiscal year 2007 consisting of $2.0 million relating to severance charges due to additional cost reduction efforts and $3.5 million in facility costs primarily related to the Company’s Field Support Offices in St. Petersburg, Florida. Cash outlays for severance and facilities during the year were $1.4 million and $1.8 million, respectively.

The remaining liability of the 2007 Plan restructuring charge of $1.0 million and $1.3 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	For the year ended March 31, 2007
	Charge	Cash Outlays	Reserve at March 31, 2007
Severance	$2,032	$(1,370)	$662
Future lease obligations on facility closures	3,495	(1,839)	1,656

Total	$5,527	$(3,209)	$2,318

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded $2.6 million restructuring charges related to severance in fiscal year 2005. During fiscal year 2006, the Company recorded an additional charge of $3.9 million and $0.9 million relating to severance and facilities, respectively due to continued reduction efforts.

During fiscal year 2007, the Company recorded a charge of $0.1 million of restructuring charge primarily related to facilities. Cash outlays for severance and facilities during the year were $1.6 million and $0.5 million, respectively.

The remaining liability of the 2005 Plan restructuring charge of $0.2 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

			For the year ended March 31, 2007
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge	Cash Outlays	Reserve at March 31, 2007
Severance	$6,526	$1,556	$36	$(1,592)	$—
Future lease obligations on facility closures	868	586	92	(464)	214

Total	$7,394	$2,142	$128	$(2,056)	$214

Fiscal Year 2004 Plan: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating the back-office functions, exiting non-strategic real estate facilities and reducing headcount. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded a $25.3 million restructuring charge in fiscal years 2004 and 2005 that included $5.7 million related to severance for employees and $19.6 million related to future lease obligations for facilities that were vacated by March 31, 2004. During fiscal year 2006, the Company incurred $0.4 million of facility charges as a result of broker commissions paid due to the sublease of certain facilities.

During fiscal year 2007, the Company recorded a charge of $0.4 million of 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2007 were $1.2 million.

The remaining liability of the 2004 Plan restructuring charge of $1.9 million categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

			For the year ended March 31, 2007
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge	Cash Outlays	Reserve at December 31, 2006
Severance	$5,747	$—	$—	$—	$—
Future lease obligations on facility closures	20,000	2,727	382	(1,234)	1,875

Total	$25,747	$2,727	$382	$(1,234)	$1,875

Debt

The following table sets forth our future payments for our debt as of March 31, 2007:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$175,000	$—
10% subordinated notes, due 2008	64,520	—	64,520
Capital leases	1,026	603	423
Other long-term obligations	10,747	10,475	272

Total	$251,293	$186,078	$65,215

The 10.0% subordinated notes due April 1, 2008 require interest payments of $3.2 million every six months on April 1 and October 1.

The 11% senior notes have a fixed annual interest rate and require interest payments of $9.6 million every six months on June 15 and December 15. The senior notes mature on June 15, 2010. The senior notes are fully and unconditionally guaranteed on a joint and several basis by one of our Luxembourg subsidiary, one United Kingdom subsidiary, and all of our United States subsidiaries, all of which are 100% owned by us.

On January 31, 2007, we sold our European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement (the “Target Companies”) for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as described in Note 5. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements. Under the indenture of the 11% senior notes, we are obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. In compliance with this requirement, we initiated a tender offer at par to the holders of the senior notes on June 25, 2007.

On or after June 15, 2007, we may, at our option, redeem all or part of the senior notes at the redemption prices set forth below plus accrued and unpaid interest on the senior notes if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2007	105.500%
2008	102.750%
2009 and thereafter	100.000%

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par as described in Note 18. “Subsequent Events” to the consolidated financial statements.

We incurred $7.2 million in debt issuance costs relating to the senior notes and were amortizing these costs over the term of the senior notes. The balance of these costs as of January 31, 2007 was $3.5 million which was written off in connection with the tender offer described above and the reclassification of the senior notes from long-term to short-term. The $4.1 million discount related to the senior notes was being accreted to interest expense using the effective interest method over the life of the related debt. The balance of the discount as of January 31, 2007 was $2.4 million which was written off in connection of the tender offer described above and the reclassification of the senior notes from long-term to short-term.

We have a credit facility which expires on January 4, 2008, with Bank of America (the “BofA Credit Facility”) to provide for a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The BofA Credit Facility was amended on November 14, 2006 to extend the facility for one year to January 4, 2009. The BofA Credit Facility will bear interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the BofA Credit Facility, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. As of March 31, 2007, the borrowing base for the credit facility was $22.7 million and we had $10.0 million of borrowings under the BofA Credit Facility. The borrowing base fluctuates each month and is generally highest at the end of the quarter.

We incurred $1.7 million in debt issuance costs relating to the BofA Credit Facility, including a fee of $0.1 million to extend the facility, and are amortizing these costs over the remaining term of the credit facility. The unamortized balance of these costs as of March 31, 2007 was $0.3 million.

On June 25, 2007, the Company completed new financings arrangement with GE Capital Corporation for $145.0 million including $40.0 million in revolver debt as described in Note 18. “Subsequent Events” to the consolidated financial statements. Proceeds from this financing will be used in conjunction with the proceeds of the previously completed sale of our European businesses to reduce and refinance the Company’s existing debt and enhance working capital. The Lien Credit Agreements governing these new financing arrangements contain customary covenants that the Company must comply with on a quarterly basis relating to its leverage ratios, fixed charge coverage ratio, capital expenditures and cumulative EBITDA as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to this Annual Report on Form 10-K. The borrowings under the financing arrangements will accrue interest at one of the following rates, at the Company’s option: (i) in the case of a base rate loan, at the base rate plus the applicable margin; (ii) if a eurodollar rate loan, at the eurodollar rate plus the applicable margin; and (iii) in the case of swing line loans, at the base rate plus the applicable margin. The applicable margin is initially, with respect to each of base rate loans and eurodollar rate loans, a fixed percentage, per annum, and thereafter, with respect to the revolving loans, swing line loans and term loans, a percentage, per annum, determined by reference to the leverage ratio in effect from time to time. The Company expects to incur $8.0 million in debt issue costs which will be amortized over the term of the agreement.

In connection with the refinancing, on June 25, 2007, the Company terminated the BofA Credit Facility.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at March 31, 2007.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt—11.0% Notes	$175,000	$175,000	$—	$—	$—
Long-term debt—10.0% Notes	64,520	—	64,520	—	—
Capital lease obligations	1,026	603	423	—	—
Other obligations	10,747	10,475	68	78	126
Restructuring payment obligations (1)	4,407	3,066	1,341	—	—
Operating lease obligations	52,550	11,794	18,205	9,497	13,054
Purchase obligations	13,007	13,007	—	—	—

Total contractual obligations	$321,257	$213,945	$84,557	$9,575	$13,180

(1)	Includes amounts as part of restructuring plans committed to by management.

The above table does not include interest payments of $3.2 million paid every six months on April 1 and October 1 on our 10.0% subordinated notes due April 1, 2008 or interest payments of $9.6 million paid every six months on June 15 and December 15 on our 11.0% senior notes due June 15, 2010.

Per the terms of the sale agreement for our European businesses, the Company established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. This escrow reduced the net proceeds from the sale of the European businesses and is included as part of our restricted cash balance at March 31, 2007 of which $5.0 million has been classified as long-term.

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

The holders of the participating shares are, in general, entitled to appoint two directors to the board. Since we have not paid dividends in cash for six successive quarters following December 2004, they are entitled to appoint a further two directors until the time we have paid cash dividends on the participating shares for four successive quarters. As of the date of this filing, the holders of the participating shares have appointed two directors to the Company’s Board of Directors.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2007 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock which includes an additional 127,996 participating shares in respect of payment-in-kind dividends. We accrete to the redemption value of our 6.5% convertible participating shares using the straight-line method that approximates the effective interest method. The unaccreted amount at March 31, 2007 was $4.4 million.

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of retail equipment, supplies and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the fiscal years ended March, 31, 2007, 2006 and 2005, the Company was not required to make any penalty payments.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for Danka beginning April 1, 2007. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as a cumulative adjustment to beginning retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position and results of operations.

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

We completed financing arrangements with GE Capital Corporation on June 25, 2007 to provide for a $105 million term loan and a $40.0 million revolving credit facility. The borrowings under these financing arrangements will accrue interest at one of the following rates, at DOIC’s option: (i) in the case of a base rate loan, at the base rate plus the applicable margin; (ii) if a eurodollar rate loan, at the eurodollar rate plus the applicable margin; and (iii) in the case of swing line loans, at the base rate plus the applicable margin. The applicable margin is initially, with respect to each of base rate loans and eurodollar rate loans, a fixed percentage, per annum, and thereafter, with respect to the revolving loans, swing line loans and term loans, a percentage, per annum, determined by reference to the leverage ratio in effect from time to time.

In connection with the refinancing, on June 25, 2007, the Company terminated the BofA Credit Facility.

Market Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facility with Bank of America and our new financing arrangements with Corporation while the 11.0% senior notes and the 10% subordinated notes bear a fixed rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accountants

The Board of Directors and Shareholders of Danka Business Systems PLC

We have audited the accompanying consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danka Business Systems PLC and subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Danka Business Systems PLC’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 25, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Tampa, Florida

June 25, 2007

Danka Business Systems PLC

Consolidated Statements of Operations for the Years Ended

March 31, 2007, 2006 and 2005

(In thousands, except per American Depositary Share (“ADS”) amounts)

	2007	2006	2005
Revenue:
Retail equipment, supplies and related sales	$200,141	$246,315	$242,329
Retail service	236,073	259,695	294,228
Rentals	13,990	16,389	23,361

Total revenue	450,204	522,399	559,918

Cost of sales:
Retail equipment, supplies and related sales costs	142,148	174,635	165,248
Retail service costs	147,980	161,770	175,411
Rental costs, including depreciation on rental assets	4,436	7,366	10,855

Total cost of sales	294,564	343,771	351,514

Gross profit	155,640	178,628	208,404
Operating expenses:
Selling, general and administrative expenses	159,510	203,168	253,508
Restructuring charges	6,037	5,161	4,747
Loss on sale of subsidiary	2,513	—	—
Other expense (income)	614	(1,295)	1,302

Total operating expenses	168,674	207,034	259,557

Operating earnings (loss) from continuing operations	(13,034)	(28,406)	(51,153)
Interest expense	(35,212)	(29,534)	(29,938)
Interest income	1,671	—	—

Earnings (loss) from continuing operations before income taxes	(46,575)	(57,940)	(81,091)
Provision (benefit) for income taxes	2,150	(8,635)	6,278

Earnings (loss) from continuing operations	(48,725)	(49,305)	(87,369)
Earnings (loss) from discontinued operations, net of tax	9,305	(4,356)	(46,976)
Gain (loss) on sale of discontinued operations, net of tax	10,181	(31,551)	—

Net earnings (loss)	$(29,239)	$(85,212)	$(134,345)

Net earnings (loss) attributable to common shareholders
Net earnings (loss) from continuing operations	$(48,725)	$(49,305)	$(87,369)
Dividends and accretion on participating shares	(22,946)	(21,635)	(20,298)

Net earnings (loss) from continuing operations attributable to common shareholders	$(71,671)	$(70,940)	$(107,667)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	$(1.11)	$(1.11)	$(1.71)
Net earnings (loss) from discontinued operations	0.30	(0.56)	(0.74)

Net earnings (loss)	$(0.81)	$(1.67)	$(2.45)

Weighted average ADSs	64,363	63,865	63,081

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Balance Sheets as of March 31, 2007 and 2006

(In thousands except share data)

	March 31, 2007	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$17,594	$24,467
Restricted cash	163,979	6,119
Accounts receivable, net of allowance for doubtful accounts of $17,367 and $18,315, respectively	44,180	63,332
Inventories	31,681	37,019
Assets held for sale—discontinued operations	—	341,797
Prepaid expenses and other current assets	17,607	10,780

Total current assets	275,041	483,514
Equipment on operating leases, net	9,241	5,142
Property and equipment, net	22,637	30,953
Goodwill	93,489	94,505
Other intangible assets, net of accumulated amortization of $1,175 and $3,349 respectively	554	1,861
Other assets	16,086	16,661

Total assets	$417,048	$632,636

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$186,078	$11,265
Accounts payable	66,231	87,671
Accrued expenses and other current liabilities	45,830	52,483
Taxes payable	8,468	3,920
Liabilities held for sale—discontinued operations	—	199,930
Deferred revenue	5,875	15,067

Total current liabilities	312,482	370,336
Long-term debt and notes payable, less current maturities	65,215	238,002
Deferred income taxes and other long-term liabilities	11,271	13,989

Total liabilities	388,968	622,327

6.5% senior convertible participating shares $1.00 stated value; 500,000 authorized; 345,996 and 324,391 issued and outstanding, respectively	344,487	321,541
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value; 500,000,000 authorized; 258,899,852 and 256,529,024 issued and outstanding, respectively	5,386	5,330
Additional paid-in capital	330,587	329,745
Accumulated deficit	(652,380)	(600,195)
Accumulated other comprehensive loss, related to discontinued operations	—	(46,112)

Total shareholders’ equity (deficit)	(316,407)	(311,232)

Total liabilities and shareholders’ equity (deficit)	$417,048	$632,636

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Years Ended

March 31, 2007, 2006 and 2005 look at how change to taxes payable 06 changes this

(In thousands)

	2007	2006	2005
Operating activities:
Net earnings (loss)	$(29,239)	$(85,212)	$(134,345)
(Earnings) loss from discontinued operations	(19,486)	35,907	46,976

Earnings (loss) from continuing operations	(48,725)	(49,305)	(87,369)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,265	19,937	27,740
Deferred income taxes	1,476	1,408	1,965
Amortization of debt issuance costs	7,472	1,761	2,080
Non-cash stock-based compensation	530	227	205
(Gain) loss on sale of property and equipment and equipment on operating leases	(164)	2,000	525
Proceeds from sale of equipment on operating leases	362	174	191
Loss on sale of subsidiary, net	2,103	—	—
Restructuring charges	6,037	5,161	4,747
Changes in net assets and liabilities:
Restricted cash	—	2,352	1,361
Accounts receivable	18,564	17,956	16,218
Inventories	5,102	(1,725)	1,967
Prepaid expenses and other current assets	6,338	(955)	1,243
Other non-current assets	(4,266)	8,089	(6,966)
Accounts payable	(20,814)	6,533	18,758
Accrued expenses and other current liabilities	(3,521)	(30,963)	(17,212)
Deferred revenue	(9,017)	(568)	(2,577)
Other long-term liabilities	(2,684)	(16,079)	(6,415)

Net cash provided by (used in) continuing operations	(25,942)	(33,997)	(43,539)
Net cash provided by (used in) discontinued operations	(5,799)	(3,445)	48,761

Net cash provided by (used in) operating activities	(31,741)	(37,442)	5,222

Investing activities:
Capital expenditures	(11,450)	(5,596)	(11,544)
Purchase of subsidiary, net of cash acquired	—	—	(2,110)
Proceeds from sale of discontinued operations, net	170,229	16,924	209
Restricted cash	(167,500)	—	—
Proceeds from the sale of property and equipment	203	3	97

Net cash provided by (used in) continuing investing activities	(8,518)	11,331	(13,348)
Net cash provided by (used in) discontinued investing activities	(5,088)	(7,602)	(12,862)

Net cash provided by (used in) investing activities	(13,606)	3,729	(26,210)
Financing activities:
Borrowings under line of credit agreements	56,539	53,079	—
Payments under line of credit agreements	(56,228)	(43,393)	(616)
Payments under capital lease arrangements	(1,134)	(1,708)	(487)
Restricted cash	5,000	—	(5,000)
Proceeds from stock options exercised	368	419	960
Excess tax benefit from stock options exercised	439	—	—

Net cash provided by (used in) continuing financing activities	4,984	8,397	(5,143)
Net cash provided by (used in) discontinued financing activities	(242)	(597)	(1,664)

Net cash provided by (used in) provided by financing activities	4,742	7,800	(6,807)

Effect of exchange rates	3,645	(2,693)	2,998

Net increase (decrease) in cash and cash equivalents	(36,960)	(28,606)	(24,797)
Cash and cash equivalents from continuing operations, beginning of period	24,467	33,678	80,554
Cash and cash equivalents from discontinued operations, beginning of period	30,087	49,482	27,403
Cash and cash equivalents from discontinued operations, end of period	—	(30,087)	(49,482)

Cash and cash equivalents, end of period	$17,594	$24,467	$33,678

Supplemental disclosures—cash flow information:
Interest paid	$27,329	$27,321	$27,290
Income taxes paid	214	643	855

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended March 31, 2007, 2006 and 2005

(In thousands)

	Number of ordinary shares (4 ordinary shares equal 1 ADS)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balances at March 31, 2004	250,812	$5,194	$328,070	$(338,705)	$(55,433)	$(60,874)

Net loss	—	—	—	(134,345)	—	(134,345)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(4,093)	(4,093)
Currency translation adjustment, net of taxes of nil	—	—	—	—	4,370	4,370

Comprehensive loss						(134,068)
Dividends and accretion on participating shares	—	—	—	(20,298)	—	(20,298)
Non-cash stock based compensation	254	5	200	—	—	205
Proceeds from stock options exercised	3,123	78	882	—	—	960

Balances at March 31, 2005	254,189	5,277	329,152	(493,348)	(55,156)	(214,075)

Net loss	—	—	—	(85,212)	—	(85,212)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(5,661)	(5,661)
Currency translation adjustment, net of taxes of nil (Note 5)	—	—	—	—	14,705	14,705

Comprehensive loss						(76,168)
Dividends and accretion on participating shares	—	—	—	(21,635)	—	(21,635)
Non-cash stock-based compensation	481	8	219	—	—	227
Proceeds from stock options exercised	1,859	45	374	—	—	419

Balances at March 31, 2006	256,529	5,330	329,745	(600,195)	(46,112)	(311,232)

Net loss	—	—	—	(29,239)	—	(29,239)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	4,113	4,113
Currency translation adjustment, net of taxes of nil	—	—	—	—	12,200	12,200

Comprehensive loss						(12,926)
Sale of discontinued operations, net of taxes of nil (Note 5)	—	—	—	—	29,799	29,799
Dividends and accretion on participating shares	—	—	—	(22,946)	—	(22,946)
Non-cash stock-based compensation	651	15	515	—	—	530
Proceeds from stock options exercised	1,720	41	327	—	—	368

Balances at March 31, 2007	258,900	$5,386	$330,587	$(652,380)	$—	$(316,407)

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

Basis of consolidation: The consolidated financial statements include the Company’s accounts and the accounts of its majority and wholly owned subsidiaries. The Company’s principal operating subsidiaries are located in the United States and are principally engaged in the distribution and service of photocopiers and related office imaging equipment. All inter-company balances and transactions have been eliminated in consolidation. References herein to “we” or “our” refer to Danka Business Systems PLC and consolidated subsidiaries unless the context specifically states otherwise.

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

Restricted cash: The Company had restricted cash of $169.0 million at March 31, 2007, of which $5.0 million is classified as long-term, primarily related to the restrictions placed on the proceeds from the sale of our European operations as more fully described in Note 5. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements. Restricted cash was $6.1 million at March 31, 2006 which collaterized the Company’s lines and letters of credit.

Allowance for doubtful accounts: The Company provides allowances for doubtful accounts and allowances for billing disputes and inaccuracies on our accounts receivable as follows:

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

Inventories: The Company acquires inventory based on its projections of future demand and market conditions. Inventories consist of photocopiers, facsimile equipment and other automated office equipment which are stated at the lower of specific cost or market of $14.8 million at March 31, 2007 and $17.7 million at March 31, 2006. The related parts and supplies are valued at the lower of average cost or market of $16.9 million at March 31, 2007 and $19.3 million at March 31, 2006.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Any unexpected decline in demand and/or rapid product improvements or technological changes may cause the Company to have excess and/or obsolete inventories. The Company has provided an appropriate estimate of reserves against these inventory items in current and prior periods. On an ongoing basis, the Company reviews for estimated obsolete or unmarketable inventories and writes down its inventories to their estimated net realizable value, if lower than cost, based upon its forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than these forecasts due, in part, to a greater acceleration within the industry to digital office imaging equipment, additional inventory write-downs may be required. The Company’s estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and its ability to return to vendors a certain percentage of our purchases.

Equipment on Operating Leases: Equipment on operating leases is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated economic lives, generally three to five years. Depreciation is recorded in cost of sakes as rental costs.

Property and equipment: Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method over the assets’ estimated economic lives. Expenditures for additions, major renewals or betterments are capitalized and expenditures for repairs and maintenance are charged to operations as incurred. When property and equipment is retired or otherwise disposed of, the cost and the applicable accumulated depreciation is removed from the respective accounts and the resulting gain or loss is reflected in operations. The Company expenses software costs incurred in preliminary project stages. The Company capitalizes costs incurred in developing or obtaining internal use software during the application development stage. Capitalized software costs are amortized over a period of three to five years. Costs related to software maintenance and training are expensed as incurred.

Long-lived assets: The carrying value of long-lived assets to be held and used, including property and equipment, equipment on operating leases and other intangible assets, is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Impairments are recognized if discounted cash flows and earnings from operations (fair value) are not expected to be sufficient to recover the long-lived assets.

Goodwill: Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reviews its goodwill balances for impairment in the fourth quarter of its fiscal year or more frequently if impairment indicators arise. Goodwill is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value is determined utilizing a combination of discounted cash flow and multiple market approaches.

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

Other assets: Other assets include restricted assets of $2.9 million related to the Company’s deferred compensation plan.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Income taxes: In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences which give rise to the deferred tax asset become deductible. The Company’s past financial performance is a significant factor which contributes to its inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering the relevant data, management concluded that it is not “more likely than not” that the Company will realize the benefits of certain deferred tax assets at March 31, 2007 and 2006. Consequently, the Company has a valuation allowance against net deferred tax assets in all jurisdictions at March 31, 2007 and 2006.

Revenue recognition: The Company generally has agreements to provide product maintenance services for the equipment that it sells or leases to customers. The Company follows the guidance in the Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), as modified for the impact of higher level accounting literature, to allocate revenue received between the two deliverables in the arrangement—the equipment and the product maintenance services. For arrangements in which the product maintenance services meet the definition in the Financial Accounting Standards Board (“FASB”) Technical Bulletin (“TB”) No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“TB 90-1”), of a separately priced product maintenance contract, revenue equal to the amount paid by the customer to obtain the product maintenance services is allocated to the separately priced maintenance agreement, with the remainder of the revenue allocated to the equipment (or operating lease payments for use of the equipment). For arrangements in which the product maintenance services do not meet the definition in TB 90-1 of a separately priced product maintenance contract, but the revenue recognized related to the equipment is governed by FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), revenue is allocated between the equipment (or operating lease payments for use of the equipment) and product maintenance services on a relative fair value basis using our best estimate of fair value of the equipment (or operating lease payments for use of the equipment) and of the product maintenance services.

Revenue from retail equipment, supplies and related sales, including revenue allocated to equipment sales as discussed above, is recognized upon acceptance of delivery by the customer. In the case of equipment sales financed by third party finance/leasing companies, revenue is recognized at the later of acceptance of delivery by the customer or credit acceptance by the finance/leasing company. In addition, for the sale of certain digital equipment that requires a comprehensive setup by us before it can be used by a customer, revenue is recognized upon the customer’s written confirmation of delivery and installation. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon equipment usage by the customer. Revenue from the sales of equipment subject to an operating lease, or of equipment that is leased by or intended to be leased by the purchaser to another party, and sales-type leases is recognized in accordance with SFAS 13. Revenue from all other sales of equipment is recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).

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

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Rental operating lease income is recognized straight-line over the lease term.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them, instead including them in operating expense line items. These costs totaled $12.0 million, $14.9 million and $15.6 million for fiscal years 2007, 2006 and 2005, respectively.

Rebates: The Company receives vendor rebates based on arrangements with certain vendors. Those arrangements require vendors to make incentive payments to the Company based on the volume of purchases (dollar amounts, quantity of specific units, etc.) for monthly or quarterly periods. Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when earned, and recognized as a reduction to cost of sales when the related inventories are sold.

Shipping and handling costs: Shipping and handling charges billed to the Company’s customers are included in the same revenue category as the related sale. The cost of shipping and handling is included in cost of sales.

Advertising: Advertising costs are charged to expense as incurred. Advertising expenses totaled $0.4 million, $0.2 million and $0.5 million for fiscal years 2007, 2006 and 2005, respectively.

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

Loss on sale of subsidiary: In June 2006, the Company sold a wholly-owned subsidiary which was engaged in the sale and servicing of office imaging equipment. A loss of $2.5 million was recorded during the fiscal year, which is included in operating expenses.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

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

Concentrations of risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted cash, trade receivables, trade payables and long-term debt. The Company’s cash and cash equivalents and restricted cash are placed with high credit quality financial institutions, and are invested in short-term maturity, highly rated securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographical areas. As of March 31, 2007, the Company had no significant concentrations of credit risk. The Company’s business is dependent upon close relationships with its vendors and its ability to purchase photocopiers and related office imaging equipment from these vendors on competitive terms. The Company primarily purchases products from several key vendors including Canon, Nexpress and Toshiba, each of which represented 10% or more of equipment purchases for continuing operations for the years ended March 31, 2007, 2006 and 2005.

Convertible Participating Shares: The Company accretes to the redemption value of its 6.5% convertible participating shares over the period from the date of issuance to the earliest redemption date of the convertible participating shares using the straight-line method which approximates the interest method. The unaccreted amount at March 31, 2007 was $4.4 million.

Stock Based Compensation: The Company has employee stock benefit plans, which are described more fully in Note 14. “Share Option and Stock Compensation Plans”. Effective April 1, 2006, the Company adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method to account for its employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior period results are not restated. Since all options were fully vested on April 1, 2006, the adoption of SFAS 123R had no impact on net income or earnings per share.

The Company has elected to adopt the alternative transition method provided for in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FAS 123(R)-3”) for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). This alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123(R).

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

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

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

The following table illustrates the pro forma net earnings (loss) available to common shareholders and the pro forma earnings (loss) available to common shareholders per ADS share for the fiscal years ended March 31, 2006 and 2005, reflecting the compensation cost that the Company would have recorded for its stock option plans had it used the fair value based method at the date of grant for awards under the plans consistent with the method prescribed by SFAS 123.

	Year ended March 31, 2006	Year ended March 31, 2005
Earnings (loss) from continuing operations, as reported	$(49,305)	$(87,369)
Add: total stock-based employee compensation expense	227	205
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(5,738)	(4,203)

Pro forma earnings (loss) from continuing operations	(54,816)	(91,367)
Dividends and accretion on participating shares	(21,635)	(20,298)

Pro forma earnings (loss) from continuing operations available to common shareholders	(76,451)	(111,665)
Earnings (loss) from discontinued operations	(35,907)	(46,976)

Pro forma net earnings (loss) available to common shareholders	$(112,358)	$(158,641)

Basic and diluted earnings (loss) from continuing operations available to common shareholders per ADS
As reported	$(1.11)	$(1.71)
Pro forma	(1.20)	(1.77)
Basic and diluted net earnings (loss) available to common shareholders per ADS
As reported	$(1.67)	$(2.45)
Pro forma	(1.76)	(2.51)
Weighted average basic ADS	63,865	63,081

See Note 14. “Share Option and Stock Compensation Plans” for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

Accumulated other comprehensive loss: At March 31, 2006, accumulated other comprehensive loss consisted of $30.0 million and $16.1 million of currency translation adjustment and minimum pension liability, respectively.

New Accounting Pronouncements: In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 and related guidance is effective for Danka beginning April 1, 2007. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as a cumulative adjustment to beginning retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position and results of operations.

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

United Kingdom Companies Act 1985: The financial statements for the years ended March 31, 2007, 2006, and 2005 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts prepared under United Kingdom generally accepted accounting principles for the year ended March 31, 2007 will be delivered to the Registrar of Companies for England and Wales following our 2007 annual general meeting. The auditors’ reports on those statutory accounts is expected to be unqualified.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2. Goodwill and Other Intangible Assets

Goodwill was reviewed for possible impairment as of January 1, 2007 and 2006, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. In performing its impairment testing, the fair value of the reporting units was determined using a combination of a discounted cash flow model and multiple market approaches. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the analysis as of January 1, 2007 and 2006, management determined that the fair value of the Company exceeded the carrying amount and therefore, goodwill was not considered to be impaired.

As of March 31, 2007, goodwill was $93.5 million compared to $94.5 million as of March 31, 2006. Changes to goodwill for the fiscal year ended March 31, 2007 resulted primarily from the sale of a wholly-owned subsidiary engaged in the sale and servicing of office imaging equipment.

Other intangible assets, principally customer lists, was $0.6 million, net of $1.2 million of accumulated amortization as of March 31, 2007. Aggregate amortization expense of other intangible assets for fiscal years 2007, 2006 and 2005 was $0.2 million, $1.3 million and $0.5 million, respectively. Estimated amortization expense for fiscal year 2008 and the succeeding three fiscal years is approximately $0.1 million per year.

Note 3. Restructuring Charges

Fiscal Year 2007 Plan: In fiscal year 2007, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. These

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

charges were accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of these plans, the Company recorded a $5.5 million restructuring charge in fiscal year 2007 consisting of $2.0 million relating to severance charges due to additional cost reduction efforts and $3.5 million in facility costs primarily related to the Company’s Field Support Offices in St. Petersburg, Florida. Cash outlays for severance and facilities during the year were $1.4 million and $1.8 million, respectively.

The remaining liability of the 2007 Plan restructuring charge of $1.0 million and $1.3 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	For the year ended March 31, 2007
	Charge	Cash Outlays	Reserve at March 31, 2007
Severance	$2,032	$(1,370)	$662
Future lease obligations on facility closures	3,495	(1,839)	1,656

Total	$5,527	$(3,209)	$2,318

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded a $2.6 million restructuring charge related to severance in fiscal year 2005. During fiscal year 2006, the Company recorded additional charges of $3.9 million and $0.9 million relating to severance and facilities, respectively due to continued reduction efforts.

During fiscal year 2007, the Company recorded a charge of $0.1 million of restructuring charge primarily related to facilities. Cash outlays for severance and facilities during the year were $1.6 million and $0.5 million, respectively.

The remaining liability of the 2005 Plan restructuring charge of $0.2 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

			For the year ended March 31, 2007
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge	Cash Outlays	Reserve at March 31, 2007
Severance	$6,526	$1,556	$36	$(1,592)	$—
Future lease obligations on facility closures	868	586	92	(464)	214

Total	$7,394	$2,142	$128	$(2,056)	$214

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Fiscal Year 2004 Plan: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating the back-office functions, exiting non-strategic real estate facilities and reducing headcount. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded a $25.3 million restructuring charge in fiscal years 2004 and 2005 that included $5.7 million related to severance for employees and $19.6 million related to future lease obligations for facilities that were vacated by March 31, 2004. During fiscal year 2006, the Company reversed $0.1 million of severance costs due to employee attrition. In addition, the Company incurred $0.4 million of facility charges as a result of broker commissions paid due to the sublease of certain facilities.

During fiscal year 2007, the Company recorded a charge of $0.4 million of 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2007 were $1.2 million.

The remaining liability of the 2004 Plan restructuring charge of $1.9 million categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

			For the year ended March 31, 2007
	Cumulative Expense through March 31, 2006	Reserve at March 31, 2006	Charge	Cash Outlays	Reserve at December 31, 2006
Severance	$5,747	$—	$—	$—	$—
Future lease obligations on facility closures	20,000	2,727	382	(1,234)	1,875

Total	$25,747	$2,727	$382	$(1,234)	$1,875

Note 4. Other Expense (Income)

Other income and other expense include the following for the years ended March 31:

	2007	2006	2005
Other expense (income):
Foreign exchange losses (gains)	$1,021	$(2,029)	$815
Amortization of other intangible assets	162	1,270	497
Disposal of business	(193)	(445)	—
Government refunds	(463)	—	—
Other	87	(91)	(10)

Total	$614	$(1,295)	$1,302

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Note 5. Discontinued Operations and Assets and Liabilities Held For Sale

European operations

On January 31, 2007, the Company completed the sale of its European businesses. Pursuant to a share purchase agreement (the “Share Purchase Agreement”) dated as of October 12, 2006 among Danka Business Systems PLC, certain of its subsidiaries (Danka Business Systems PLC and such subsidiaries collectively referred to hereinafter as “Danka,” or the “Company”) and Ricoh Europe B.V. (“Ricoh”), the Company sold its European businesses to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement (the “Target Companies”) for a purchase price of U.S. $215 million in cash, including an upward purchase price adjustment of U.S. $5 million. As of March 31, 2007, the Company received proceeds of $202.5 million. The remaining $12.5 million (consisting of a holdback of $7.5 million and the upward purchase price of $5.0 million) is to be paid upon the final review of the Completion Accounts and Completion Schedule as described in Note 18. “Subsequent Events” to the consolidated financial statements. The operating activities of the Company’s European operations (including several non-operating companies not purchased by Ricoh) have been reported as discontinued operations and the consolidated condensed financial statements have been adjusted to reflect this presentation. Summarized information for the European operations for the years ended March 31 is set forth below:

	2007	2006	2005
Revenues	$411,145	$523,718	$560,507
Net earnings (loss) from discontinued operations	8,934	(3,795)	(39,359)
Provision (benefit) for income taxes on discontinued operations	(3,382)	991	(26,205)
Gain (loss) on sale of discontinued operations, net of tax	1,872	(961)	—

The gain on the sale of discontinued operations included write offs of goodwill of $121.2 million, currency translation adjustments of $16.7 million and minimum pension liabilities of $14.0 million.

The Company’s remaining tax liability related to the European businesses classified as discontinued operations is $5.1 million and is included in “Taxes payable” on the consolidated balance sheet. In addition, the Company has holding company loss carryforwards of $4,126 million, the majority of which have no expiration date. The loss carryforwards have been offset by a full valuation allowance reflecting uncertainty as to future realization.

In accordance with FASB statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), estimates of assets and liabilities to be sold have been reclassified from various line items within the balance sheet and aggregated into “Assets held for sale—discontinued operations” and “Liabilities held for sale—discontinued operations” as of March 31, 2006.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

The following represents the European business unit’s carrying amounts of the major classes of assets and liabilities at March 31, 2006:

March 31, 2006 Carrying Amount
Assets
Cash and cash equivalents	$28,157
Restricted cash	14,324
Accounts receivable, net	112,747
Inventory	39,271
Prepaid expenses, deferred income taxes and other current assets	5,176
Property and equipment, net	12,540
Goodwill	111,669
Deferred income taxes	3,931
Other assets	2,204

Assets held for sale-discontinued operations	$330,019

Liabilities
Current maturities of long-term debt and notes payable	$251
Accounts payable	74,321
Accrued expenses and other current liabilities	37,876
Taxes payable	17,213
Deferred revenue	16,358
Long-term debt and notes payable, less current maturities	79
Deferred income taxes and other long-term liabilities	44,765

Liabilities held for sale-discontinued operations	$190,863

The indenture governing the Company’s 11.0% senior notes due June 15, 2010 restricts the use of the net proceeds (as defined in the indenture) from the sale of the Company’s European businesses. Per the terms of the indenture, the use of these net proceeds is restricted to the following:

•	Repayment of indebtedness under the Company’s credit facility with a corresponding reduction in the amount available under the facility;

•	Acquisitions of other companies;

•	Capital Expenditures; and

•	Acquisitions of other long-term assets deemed useful by the Company.

Within 365 days from the date of sale, the Company is obligated to make a tender offer at par for the outstanding 11.0% senior notes, using the balance of the net proceeds that has not been used for any of the permitted expenditures listed above.

As such, net proceeds of $151.8 million on the sale of the European businesses, has been classified as restricted cash in the Company’s Balance Sheet at March 31, 2007.

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and was being amortized over the term of the senior notes. The unamortized balance of these costs as of January 31, 2007 was $3.5 million which was written off in connection with the tender offer described above and the reclassification of

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

the senior notes from long-term to short term. The $4.1 million discount related to the senior notes was being accreted to interest expense using the effective interest method over the life of the related debt. The unamortized balance of the discount as of January 31, 2007 was $2.4 million which was written off in connection with the tender offer described above and the reclassification of the senior notes from long-term to short-term.

In addition, per the terms of the sale agreement, the Company established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. This escrow reduced the net proceeds from the sale of the European businesses and is included as part of the Company’s restricted cash balance at March 31, 2007 of which $5.0 million has been classified as long-term.

Australia

In August 2006, the Company sold its Australia business unit, Danka Australia Pty Limited (“Danka Australia”) to One Source Group Limited for a purchase price of $12.6 million in cash. The operating activities of Danka Australia have been reported as discontinued operations and the consolidated condensed financial statements have been adjusted to reflect this presentation. Summarized information for Danka Australia for the year ended Match 31 is set forth below:

	2007	2006	2005
Revenues	$22,085	$49,853	$46,326
Net earnings (loss) from discontinued operations	561	727	(270)
Gain (loss) on sale of discontinued operations, net of tax	9,709	—	—

The gain on the sale of discontinued operations include a currency translation adjustment of $0.9 million.

The following represents the Danka Australia business unit’s carrying amounts of the major classes of assets and liabilities held for sale at March 31, 2006:

March 31, 2006 Carrying Amount
Assets
Cash and cash equivalents	$1,930
Accounts receivable, net	5,456
Inventory	3,677
Prepaid expenses, deferred income taxes and other current assets	113
Property and equipment, net	601
Other assets	1

Assets held for sale—discontinued operations	$11,778

Liabilities
Accounts payable	$3,675
Accrued expenses and other current liabilities	3,285
Taxes payable	114
Deferred revenue	1,602
Deferred income taxes and other long-term liabilities	391

Liabilities held for sale—discontinued operations	$9,067

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Central and South America

In September 2005, the Company sold the shares of its business units in Central and South America for a purchase price of $10.0 million in cash. The operating activities of the business units in Central and South America have been reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for the Central and South America for the year ended March 31 business units is set forth below:

	2007	2006	2005
Revenues	$—	$12,563	$30,353
Net earnings (loss) from discontinued operations	(85)	(679)	371
Provision for income taxes on discontinued operations	—	790	1,378
Gain (loss) on sale of discontinued operations, net of tax	—	(29,177)	—
Income tax benefit on sale of discontinued operations	—	—	—

The loss on the sale of discontinued operations includes a write off of currency translation adjustments of $19.9 million.

Canada

In June 2005, the Company sold the shares of its Canadian business unit, Danka Canada, Inc. to Pitney Bowes of Canada, LTD., a subsidiary of Pitney Bowes, Inc. for a purchase price of $14.0 million in cash. The operating activities of Danka Canada, Inc. have been reported as discontinued operations, and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for Danka Canada, Inc. for the year ended March 31 is set forth below:

	2007	2006	2005
Revenues	$—	$9,407	$35,888
Net earnings (loss) from discontinued operations	(105)	(609)	(7,718)
Provision for income taxes on discontinued operations	—	—	31
Gain (loss) on sale of discontinued operations, net of tax of nil	(1,400)	(1,413)	—
Income tax benefit on sale of discontinued operations	—	—	—

The loss on the sale of discontinued operations includes a write off of currency translation adjustments of $4.7 million and goodwill of $2.9 million. In addition, the purchase price was subject to adjustment based upon working capital, as defined in the purchase and sale agreement. An additional loss on the sale of discontinued operations of $1.4 million was recorded when the working capital adjustment was finalized during fiscal year 2007.

Note 6. Income Taxes

The provision (benefit) for income taxes attributable to continuing operations for the years ended March 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
U.S. income tax
Current	$890	$(10,043)	$4,313
Deferred	1,476	1,408	1,965

Total U.S. tax provision (benefit)	2,366	(8,635)	6,278
U.K. income tax
Current	(216)	—	—
Deferred	—	—	—

Total U.K. tax provision (benefit)	(216)	—	—

Total provision (benefit) for income taxes	$2,150	$(8,635)	$6,278

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

A reconciliation of the United Kingdom statutory corporation tax rate to the effective rate for the years ended March 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Tax (benefit) charge at standard U.K. rate	$(13,775)	$(17,382)	$(24,328)
Profits (losses) taxed at other than standard U.K. rate	1,218	(3,968)	(5,615)
Valuation allowance changes affecting the provision (benefit) for income taxes	13,512	55,917	29,696
Settlement of uncertain tax positions	(216)	(43,955)	4,137
Permanent differences	776	—	2,194
Other taxes and charges	635	753	194

Provision (benefit) for income taxes	$2,150	$(8,635)	$6,278

The United Kingdom statutory corporation tax rate was 30% in fiscal years 2007, 2006 and 2005.

The tax effects of temporary differences that comprise the elements of deferred tax at March 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Accrued expenses not deducted for tax purposes	$5,156	$10,417
Reserves for inventory and accounts receivable not deducted for tax purposes	11,594	10,908
Tax loss carryforwards	156,438	147,202
Tax credit carryforwards	5,838	3,200
Stock options	107	—

Total gross deferred tax assets	179,133	171,727
Valuation allowance	(177,800)	(169,576)

Net deferred tax assets	1,333	2,151
Deferred tax liabilities:
Intangibles amortization	(3,120)	(408)
Leases and depreciation	(3,062)	(5,116)

Total gross deferred tax liabilities	(6,182)	(5,524)

Net deferred tax liability	$(4,849)	$(3,373)

Net deferred tax assets (liabilities) as of March 31, 2007 and 2006 were classified in the consolidated balance sheets as follows:

	2007	2006
Deferred tax assets—current	$273	$—
Deferred tax liabilities—current	—	(397)
Deferred tax liabilities—non-current	(5,122)	(2,976)

Net deferred tax asset liability	$(4,849)	$(3,373)

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

At March 31, 2007, the Company has net operating losses and interest carryforwards relating to U.S. operations of approximately $313.4 million, which will begin to expire if not used by March 31, 2025. Additionally, the Company’s U.S. operations have an alternative minimum tax credit carryforward of $3.4 million which is available indefinitely, and capital loss carryforwards of $5.5 million. The Company has U.K. net operating loss carryforwards of approximately $110.7 million. All net operating losses have been offset by a full valuation allowance reflecting uncertainty as to future realization.

During fiscal year 2006, the Company recorded favorable adjustments for changes in prior year estimates of tax liabilities in the United States of $10.1 million. These adjustments primarily related to favorable resolution of tax contingencies.

During fiscal year 2005, the Company recorded unfavorable adjustments for changes in prior year estimates of tax liabilities in the United States of $3.9 million.

The valuation allowance for deferred tax assets as of March 31, 2007, and 2006 was $177.8 million and $169.6 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2007 and 2006 in all jurisdictions and therefore a valuation allowance has been recorded to reserve our deferred tax assets at March 31, 2007 and 2006 in these jurisdictions.

The repatriation of the undistributed earnings of the Company’s foreign subsidiaries to the United Kingdom at March 31, 2007 would not result in an additional material amount of tax.

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

Note 7. Earnings per Share

The effects of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below, are not included in the computation of diluted earnings per share for the years ended March 31, 2007, 2006 and 2005 because they are anti-dilutive as the Company incurred losses available to common shareholders. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the years ended March 31, 2007, 2006 and 2005 because they are anti-dilutive as the Company is in a loss position. The total number of outstanding shares related to stock options (all of which are anti-dilutive) was 5.9 million, 6.2 million and 7.6 million at March 31, 2007, 2006 and 2005, respectively.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Potential ADSs issuance from:

	March 31,
	2007	2006	2005
6.5% senior convertible participating shares	26,945	25,260	23,681
Stock options	44	239	1,228

Note 8. Quarterly Financial Data (unaudited)

The following table presents selected quarterly financial data for the periods indicated:

	June 30	Sept. 30	Dec. 31	March 31 (1)	Total Year
Fiscal 2007
Total revenue	$122,049	$109,021	$105,628	$113,506	$450,204

Gross profit	45,232	37,471	35,843	37,094	155,640
Earnings (loss) from continuing operations, net of tax	(11,961)	(7,769)	(13,931)	(15,064)	(48,725)
Earnings (loss) from and gain (loss) on sale of discontinued operations, net of tax	(242)	13,371	8,399	(2,042)	19,486
Net earnings (loss)	(12,203)	5,602	(5,532)	(17,106)	(29,239)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	(0.27)	(0.21)	(0.31)	(0.32)	(1.11)
Net earnings (loss) from discontinued operations	(0.01)	0.21	0.13	(0.03)	0.30
Net earnings (loss)	(0.28)	0.00	(0.18)	(0.35)	(0.81)
Stock prices (high/low) per ADS	$1.42 – $1.06	$1.86 – $1.11	$1.96 – $1.36	$1.72 – $1.08	$1.96 – $1.06

	June 30	Sept. 30	Dec. 31	March 31	Total Year
Fiscal 2006
Total revenue	$138,328	$130,406	$125,864	$127,801	$522,399

Gross profit	51,027	45,053	43,047	39,501	178,628
Earnings (loss) from continuing operations, net of tax (2)	(14,527)	(13,069)	496	(22,205)	(49,305)
Earnings (loss) and gain (loss) from discontinued operations, net of tax	(5,862)	(31,547)	2,585	(1,083)	(35,907)
Net earnings (loss)	(20,389)	(44,616)	3,081	(23,288)	(85,212)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net earnings (loss) from continuing operations	(0.31)	(0.29)	(0.08)	(0.43)	(1.11)
Net earnings (loss) from discontinued operations	(0.09)	(0.49)	0.04	(0.02)	(0.56)
Net earnings (loss)	(0.40)	(0.78)	(0.04)	(0.45)	(1.67)
Stock prices (high/low) per ADS	$1.65 – $1.20	$2.78 – $1.48	$2.72 – $1.27	$1.72 – 1.37	$2.78 – $1.20

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

(1)	Earnings (loss) from continuing operations include credits of $0.2 million, $0.6 million and $5.0 million relating to costs incurred for the sale of discontinued operations in the first, second and third quarters, respectively.
(2)	Includes a charge of $2.9 million relating to the correction of an error in the accounting for long-lived assets at March 31, 2005 which was recorded in the first quarter and credits of $5.5 million related to prior years’ sales tax recoveries in the United States, of which $2.2 million was recorded in the third quarter and $3.3 million was recorded in the second quarter.

Note 9. Equipment on Operating Leases, net

Included in equipment on operating leases is equipment used to generate rental revenue. Substantially all of the Company’s governmental operating leases are cancelable after one year. Equipment on operating leases is depreciated over one to five years and consists of the following at March 31, 2007 and 2006:

	2007	2006
Equipment on operating leases	$23,949	$27,147
Less accumulated depreciation	(14,708)	(22,005)

Equipment on operating leases, net	$9,241	$5,142

Depreciation expense on equipment on operating leases for the years ended March 31, 2007, 2006 and 2005 was $3.5 million, $5.4 million and $9.6 million, respectively, and is included in retail supplies and rental costs in the accompanying statements of operations.

Note 10. Property and Equipment, net

Property and equipment, along with their useful lives, consists of the following at March 31, 2007 and 2006:

	2007	2006	Average Useful life In years
Buildings	$755	$755	30
Office furniture and equipment	24,198	28,690	3 – 7
Leased office furniture and equipment	4,987	4,987	3 – 7
Leasehold improvements	11,584	11,359	3 – 15
Software	46,276	43,488	3 – 5
Transportation equipment	—	132	5 – 7
Land	—	9	—

Total cost	87,800	89,420
Less accumulated depreciation and amortization	(65,163)	(58,467)

Property and equipment, net	$22,637	$30,953

Depreciation expense on property and equipment and amortization of assets on capital leases for the years ended March 31, 2007, 2006 and 2005 was $11.6 million, $13.2 million and $18.3 million, respectively.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Note 11. Debt

Debt consists of the following as of March 31, 2007 and 2006:

	2007	2006
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Capital lease obligations	1,026	2,160
Borrowings on credit facility and various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	10,747	10,434

Total debt and notes payable	251,293	252,114
Less unamortized discount on senior notes	—	(2,847)

Total debt and notes payable less unamortized discount	251,293	249,267
Less current maturities of long-term debt and notes payable	(186,078)	(11,265)

Long-term debt and notes payable, less current maturities	$65,215	$238,002

The 10.0% subordinated notes due April 1, 2008 have interest payments of $3.2 million every six months on April 1 and October 1.

The 11.0% senior notes due June 15, 2010 have a fixed annual interest rate of 11.0% and have interest payments of $9.6 million that are due every six months on June 15 and December 15. The senior notes are fully and unconditionally guaranteed on a joint and several basis by the Company’s Luxembourg subsidiary, a United Kingdom subsidiary and all of its United States subsidiaries, all of which are 100% owned by the Company.

On or after June 15, 2007, the Company may, at its option, redeem all or part of the senior notes at the redemption prices set forth below plus accrued and unpaid interest on the senior notes if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2007	105.500%
2008	102.750%
2009 and thereafter	100.000%

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par as described in Note 18. “Subsequent Events” to the consolidated financial statements.

The indenture governing the senior notes restricts the use of the net proceeds (as defined in the indenture) from the sale of the Company’s European businesses. Per the terms of the indenture, the use of these net proceeds is restricted to the following:

•	Repayment of indebtedness under the Company’s credit facility with a corresponding reduction in the amount available under the facility;

•	Acquisitions of other companies;

•	Capital Expenditures; and

•	Acquisitions of other long-term assets deemed useful by the Company.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Within 365 days form the date of the sale, the Company is obligated to make a tender offer at par for the outstanding 11.0% senior notes, using the balance of the net proceeds that has not been used for the permitted expenditures listed above. In compliance with this, the Company initiated a tender offer at par to the holders of the senior notes on June 25, 2007 as described in Note 18. “Subsequent Events” to the consolidated financial statements.

The Company incurred $7.2 million in debt issuance costs relating to the senior notes and was being amortized over the term of the senior notes. The unamortized balance of these costs as of January 31, 2007 was $3.5 million which was written off in connection with the tender offer described above and the reclassification of the senior notes from long-term to short term. The $4.1 million discount related to the senior notes was being accreted to interest expense using the effective interest method over the life of the related debt. The unamortized balance of the discount as of January 31, 2007 was $2.4 million which was written off in connection with the tender offer described above and the reclassification of the senior notes from long-term to short-term.

The Company has a credit facility which was to originally expire on January 4, 2008 with Bank of America (the “BofA Credit Facility”) which provides for a $50.0 million, senior secured revolving credit facility, that includes a $30.0 million sub-limit for standby and documentary letters of credit. The BofA Credit Facility was amended on November 14, 2006 to extend the facility for one year to January 4, 2009. The BofA Credit Facility bears interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. Under the terms of the BofA Credit Facility, extensions of credit to the borrowers are further limited to the lesser of the commitment and the borrowing base. As of March 31, 2007, the borrowing base for the credit facility was $22.7 million and the Company had $10.0 million of borrowings under the BofA Credit Facility. These amounts are included in “Current maturities of long-term debt and notes payable” on the consolidated balance sheet. The borrowing base fluctuates each month and is generally highest at the end of a quarter.

The Company incurred $1.7 million in debt issuance costs relating to the BofA Credit Facility, including a fee of $0.1 million to extend the facility, and is amortizing these costs over the remaining term of the credit facility. The unamortized balance of these costs as of March 31, 2007 was $0.3 million.

On June 25, 2007, the Company completed new financing arrangements with GE Capital Corporation for $145.0 million including $40.0 million in revolver debt as described in Note 18. “Subsequent Events” to the consolidated financial statements. Proceeds from this financing will be used in conjunction with the proceeds of the previously completed sale of our European businesses to reduce and refinance the Company’s existing debt and enhance working capital. The Lien Credit Agreements governing these new financing arrangements contain customary covenants that the Company must comply with on a quarterly basis relating to its leverage ratios, fixed charge coverage ratio, capital expenditures and cumulative EBITDA as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to this Annual Report on Form 10-K. The borrowings under the financing arrangement will accrue interest at one of the following rates, at the Company’s option: (i) in the case of a base rate loan, at the base rate plus the applicable margin; (ii) if a eurodollar rate loan, at the eurodollar rate plus the applicable margin; and (iii) in the case of swing line loans, at the base rate plus the applicable margin. The applicable margin is initially, with respect to each of base rate loans and eurodollar rate loans, a fixed percentage, per annum, and thereafter, with respect to the revolving loans, swing line loans and term loans, a percentage, per annum, determined by reference to the leverage ratio in effect from time to time. The Company expects to incur $8.0 million in debt issue costs which will be amortized over the term of the agreement.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

In connection with the refinancing, on June 25, 2007, the Company terminated the BofA Credit Facility.

Aggregate annual maturities of debt at March 31, 2007, are as follows:

Year Ending March 31,
2008	$186,078
2009	64,976
2010	35
2011	38
2012	40
Thereafter	126

$251,293

Note 12. 6.50% Senior Convertible Participating Shares

On December 17, 1999, the Company issued 218,000 new 6.50% senior convertible participating shares (the “participating shares”) of Danka Business Systems PLC for $218.0 million. The net proceeds of the share subscription totaled approximately $204.6 million, after deducting transaction expenses.

The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. In accordance with the terms of their issue, dividends were payable in the form of additional participating shares in the period through December 2004. However, the terms of the issue of the senior notes due 2010 forbid the payment of cash dividends. Accordingly, dividends, which are cumulative, were paid in the form of additional participating shares through December 2004. At that time, the Company was obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit the Company to continue to pay payment-in-kind dividends following December 17, 2004 if its then existing principal indebtedness, which includes the Company’s credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits it from paying cash dividends. Further, if the Company is not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and it has insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2007, the participating shares have voting rights on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock, which includes an additional 127,996 participating shares in satisfaction of the payment-in-kind dividends. The Company accretes to the redemption value of its 6.5% convertible participating shares over the period from the date of issuance to the earliest redemption date of the convertible participating shares using the straight-line method which approximates the effective interest method. The unaccreted amount at March 31, 2007 was $4.4 million.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

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

Year	Percentage of liquidation return
2007	101.083%
2008 and thereafter	100.000%

If, by December 17, 2010, the Company has not converted or otherwise redeemed the participating shares, it is required, subject to compliance with applicable laws and the instruments governing its indebtedness, and except as set out immediately following, to redeem all of the then outstanding participating shares. If the Company fails to do this, it must then redeem the maximum number of such shares that can then lawfully be redeemed, assuming that the liquidation value per participating share is at that time greater than the market value of the ordinary shares into which the participating shares are convertible. The amount to be paid on the redemption of each participating share in cash is the greater of (a) the then liquidation value or (b) the then market value of the ordinary shares into which the participating shares are convertible, in each case plus accumulated and unpaid dividends from the most recent dividend payment date. If the price set out in (b) above is applicable, the Company is permitted to convert the participating shares into the number of ordinary shares into which they are convertible instead of making the cash payment.

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

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

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

Note 13. Employee Benefit Plans

Substantially all of the Company’s U.S. employees are entitled to participate in its profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At the Company’s discretion, it may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in the Company’s contributions after four years of service. There were no contributions to the plan for the years ended March 31, 2007, 2006 and 2005.

The Company has a supplemental executive retirement plan, which provides additional income for certain of its U.S. executives upon retirement. There were no contributions to the plan for the years ended March 31, 2007, 2006 and 2005. For the year ended March 31, 2007, $2.9 million of the plan assets are restricted.

Note 14. Share Option and Stock Compensation Plans

The Company has four share option and stock compensation plans, the 1996 Share Option Plan, the 1999 Share Option Plan, the 2001 Long-Term Incentive Plan and the 2002 Outside Director Stock Compensation Plan. Awards may be made under the first three plans to its officers and key employees. The average of the high and low stock prices on the date of grant is used to determine the grant price. Under all of the stock option plans, the option exercise price is equal to the fair market value of the Company’s ordinary shares or ADSs at the date of grant. Options granted by the Company currently expire no later than 10 years from the date of grant and generally fully vest within three years.

1996 Share Option Plan

The Company’s 1996 Share Option Plan authorizes the granting of both incentive and non-incentive share options over an aggregate of 22,000,000 ordinary shares (5,500,000 ADS equivalents). The option balance outstanding at March 31, 2007 also includes options issued pursuant to a plan that preceded the 1996 Share Option Plan. There are no shares available for issuance under this plan. Options were granted at prices not less than market value on the date of grant and the maximum term of the options does not exceed ten years. Share options granted under the 1996 Share Option Plan generally vest ratably in equal tranches over three years beginning on the first anniversary of the date of grant.

1999 Share Option Plan

In October 1999, shareholders approved the 1999 Share Option Plan authorizing the granting of both incentive and non-incentive share options for an aggregate of 12,000,000 ordinary shares (3,000,000 ADS equivalents). In October 2001, shareholders approved the issuance of an additional 20,000,000 ordinary shares

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

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

2001 Long Term Incentive Plan

In October 2001, shareholders approved the Danka 2001 Long Term Incentive Plan, under which the Company may make awards of a variety of equity-related incentives to its executive directors, officers and employees. Awards under the 2001 plan may take the form of non-vested stock unit awards (“restricted stock”), stock appreciation rights and other share-based awards. The 2001 plan is administered by the Company’s human resources committee, which determines the persons to whom awards may be made, the form of the awards, the terms and conditions of the awards, the number of shares subject to each award and the dates of grant. The total number of ordinary shares in respect of which awards may be made under the 2001 plan is 18,000,000 ordinary shares (4,500,000 ADS equivalents). Awards may be made in ordinary shares or ADSs. As of March 31, 2007, 62,474 ADSs have been awarded under the 2001 plan.

2002 Outside Director Stock Compensation Plan

In October 2002, the shareholders approved the 2002 Outside Director Stock Compensation Plan which allows the Company to pay part of its outside (non-executive) directors’ compensation in shares. The total number of shares in respect of which awards may be made under the 2002 Plan are 2,000,000 ordinary shares or 500,000 ADS. For the fiscal years ended March 31, 2007, 2006 and 2005, 619,328, 342,664 and 210,924 ordinary shares, respectively were issued under the 2002 Plan. As of March 31, 2007, 1,442,388 ordinary shares or 360,597 ADS had been issued under the 2002 Plan.

As of March 31, 2007, there were 25,058,856 ordinary shares (6,264,714 ADS equivalents) available to grant under all of the Company’s existing equity compensation plans.

Additional information with respect to all stock option plan activity during the year ended March 31, 2007 was as follows in ADSs:

	Options	Weighted-average exercise price	Weighted-average contractual term (years)
Options outstanding at April 1	6,151	$4.04
Granted	1,030	1.68
Exercised	(430)	0.86
Forfeited	(891)	5.75

Options outstanding at March 31	5,860	3.60	6.29

Options exercisable at March 31	4,830	4.01	5.59

Shares available for issuance at March 31	1,688

The aggregate intrinsic value of options outstanding and exerciseable at March 31, 2007, as well as the total intrinsic value of the options exercised during the year ended March 31, 2007 are not significant to the financial statements presented herein taken as a whole.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

SFAS 123 (R) and SFAS 123 Assumptions and Fair Value

The fair value of options granted prior to the implementation of SFAS 123R are estimated at the date of grant using a Black-Scholes option pricing model, while those granted after the implementation of SFAS 123R use a multiple point binomial model.

Fiscal year 2007

The fair value of options granted during the year ended March 31, 2007 was estimated at the date of grant using a multiple point binomial model with the following weighted average assumptions:

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

The weighted average fair value of ADS equivalent stock options at grant date for the year ended March 31, 2007 was $1.12 per ADS equivalent stock option.

Future compensation to be incurred through fiscal year 2010 related to the nonvested options is approximately $0.9 million as of March 31, 2007.

Fiscal years 2006 and 2005

The fair value of options granted during the years ended March 31, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility (1)	94.08%	102.24%
Risk-free interest rate	4.15%	3.65%
Expected life	5.00 years	5.00 years

(1)	Expected volatility is estimated using a five-year historical price volatility model

The weighted average fair value of ADS equivalent stock options at grant date for the years ended March 31, 2006 and 2005 was $1.41 and $2.76 per ADS equivalent stock option, respectively.

Exercise of options

Upon the exercise of options, new shares are issued in settlement of the exercise.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Note 15. Commitments and Contingencies

Leases: The Company is obligated under various noncancelable operating leases for its office facilities, office equipment and vehicles. Future noncancelable lease commitments as of March 31, 2007, are as follows:

Year Ending March 31,
2008	$11,794
2009	10,027
2010	8,178
2011	5,535
2012	3,962
Thereafter	13,054

Rental expense for fiscal years ended March 31, 2007, 2006 and 2005 was $12.0 million, $12.7 million, and $15.8 million, respectively.

Equipment Leasing Commitment: The Company has an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to its qualified customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, the Company is obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of retail equipment, supplies and related sales revenues. If the Company fails to provide a minimum level of customer leases under the agreement, it is obligated to pay penalty payments to GECC. For the fiscal years ended March, 31, 2007, 2006 and 2005, the Company was not required to make any penalty payments.

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

Per the terms of the sale agreement for the Company’s European businesses, the Company has established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. This escrow is included as part of the Company’s restricted cash balance at March 31, 2007, of which $5.0 million is classified as long-term.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Note 16. Financial Instruments

Fair Value of Financial Instruments: At March 31, 2007, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and current maturities of long-term debt and notes payable approximated fair value due to the short-term maturities of these assets and liabilities. There are no quoted market prices for the Company’s 6.50% senior convertible participating shares. The participating shares currently are convertible into ordinary shares at a current conversion price of $12.44 per ADS. Assuming all participating shares were converted to ADSs at March 31, 2007, the resulting shares would have a market value of $30.3 million at that date, based on a per ADS price of $1.08. The $64.5 million in 10.0% subordinated notes and the $175.0 million 11.0% senior notes are traded on the over the counter market. As of March 31, 2007 the market value of these subordinated notes was $64.4 million and the market value of the senior notes was $183.3.

Note 17. Related Party Transactions

During fiscal year 2006, the Company entered into an outsourcing agreement with Gevity HR, Inc. for Human Resource services. Erik Vonk, a Director, is currently the Chairman and Chief Executive Officer of Gevity. During fiscal years 2007 and 2006, the charges for these services were $2.1 million and $1.5 million, respectively. The Company has determined that Mr. Vonk remains an independent director in accordance with the rules of the SEC and NASDAQ. In addition, A.D. Frazier who was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company on March 15, 2006 was a director of Gevity until May 18, 2006.

Note 18. Subsequent Events

On May 2, 2007, the Company received notification from Ricoh Europe B.V. (“Ricoh”) that after completing the Completion Accounts and Completion Schedule per Section 1.05(a) of the Share Purchase Agreement dated October 12, 2006, the Company is entitled to a purchase price adjustment of $5.0 million on the sale of its European businesses. While the Company has 60 days to review and examine the Completion Accounts and Completion Schedule, it does not intend to object to the notice provided by Ricoh. As such, the financial statements presented herein reflect the purchase price adjustment.

On June 18, 2007, Danka Office Imaging Company (“DOIC”), a subsidiary of Danka Business Systems PLC (the “Company”), entered into new senior secured credit facilities in an aggregate amount of $145 million, consisting of (i) a $100 million First Lien Credit Agreement, dated as of June 18, 2007 (the “First Lien Credit Agreement”), among DOIC, as borrower, Danka Holding Company (“DHC”), a subsidiary of the Company, as a guarantor, the lenders from time to time party thereto, the letter of credit issuers from time to time party thereto and General Electric Capital Corporation (“GE Capital”), as administrative agent and as collateral agent, and (ii) a $45 million Second Lien Credit Agreement, dated as of June 18, 2007 (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, collectively, the “Credit Facilities”), among DOIC, as borrower, DHC, as a guarantor, the lenders from time to time party thereto and GE Capital, as administrative agent and as collateral agent.

On June 25, 2007, the Credit Facilities were funded.

Also on June 25, 2007, DOIC and DHC entered into a Guaranty and Security Agreement (the “Guaranty and Security Agreement”) in favor of GE Capital, as collateral agent for the first and second lien secured parties. Pursuant to the Guaranty and Security Agreement, DHC guaranteed DOIC’s obligations under the Credit

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

Facilities and DOIC and DHC secured their respective obligations under the Credit Facilities and the Guaranty and Security Agreement with substantially all of their respective assets, including the stock of DOIC, which is a wholly-owned subsidiary of DHC.

The First Lien Credit Agreement includes a $40 million senior secured revolving credit facility (the “Revolver”) and a $60 million senior secured term loan (the “Term Loan”). The Second Lien Credit Agreement provided for a $45 million second lien loan (the “Second Lien Loan”). The Revolver and Term Loan facilities will terminate on the earlier of June 18, 2012 and the date that is six months prior to the maturity of the Company’s 6.50% Convertible Participating Shares, which is currently December 2010, at which time all loans thereunder will become due and payable. The Second Lien Loan will mature on December 18, 2012.

The proceeds of the Credit Facilities are available to (i) reduce the Company’s overall indebtedness and (ii) to provide for working capital and other general corporate purposes.

The borrowings under the Credit Facilities will accrue interest at one of the following rates, at DOIC’s option: (i) in the case of a base rate loan, at the base rate plus the applicable margin; (ii) if a eurodollar rate loan, at the eurodollar rate plus the applicable margin; and (iii) in the case of swing line loans, at the base rate plus the applicable margin. The applicable margin for all loans will be fixed for the first 270 days of the Credit Facilities and will, thereafter, be determined by reference to the consolidated leverage ratio of the Company for the most recently ended fiscal quarter.

DOIC is required to pay unused commitment fees and letter of credit fees with respect to the Revolver.

Under the Credit Facilities, DOIC is required to make payments of interest in arrears on each interest payment date (to be determined depending on interest period elections made by DOIC) and at maturity of the loans.

DOIC may prepay loans under the Credit Facilities upon payment of the applicable prepayment fee; provided, that DOIC may not voluntarily prepay the Second Lien Loan prior to the first anniversary of the Credit Facilities.

DOIC is required to prepay loans under the Credit Facilities upon the occurrence of certain events, including asset sales and other dispositions, receipts of insurance/condemnation proceeds, certain issuances of equity, the issuance of debt, and the existence of excess cash flow of the Company. Such prepayments will be subject to the payment of the applicable prepayment fee and, in the case of certain prepayments of the Second Lien Loan during the first year, a make-whole payment.

The Credit Facilities include customary covenants. Among other things, the Company, DOIC and DHC and their respective subsidiaries are prohibited from incurring additional indebtedness, creating or incurring liens on their property, or further encumbering their assets, making certain investments, disposing of assets, modifying the terms of indebtedness, making certain payments, and changing their corporate existence, in each case subject to certain exceptions. The Credit Facilities also contain the following financial covenants: (i) a covenant requiring that certain leverage ratios of the Company as of specified periods not exceed specified levels, (ii) a covenant requiring a minimum fixed charge coverage ratio of the Company as of specified periods, (iii) a covenant that capital expenditures of the Company, DOIC and DHC and their respective subsidiaries not exceed specified levels as of specified periods and (iv) a covenant requiring a minimum consolidated EBITDA of the Company.

Danka Business Systems PLC

Notes to the Consolidated Financial Statements—(Continued)

(all tables in thousands except American Depositary Share (“ADS”) amounts)

The Credit Facilities contain customary events of default, including, without limitation, payment defaults, failure to comply with the covenants in the Credit Facilities, cross-defaults to certain other indebtedness, bankruptcy, insolvency and change of control, and the entry of certain adverse judgments. Any designated event as defined therein will constitute an event of default under the Credit Facilities. If any “event of default” occurs and is continuing, the Credit Facilities may be terminated and all amounts owing thereunder may become immediately due and payable.

Copies of the First Lien Credit Agreement, Second Lien Credit Agreement and Guaranty and Security Agreement are attached hereto as Exhibits 10.66, 10.67 and 10.68, respectively.

In connection with the refinancing, on June 25, 2007, the Company terminated that certain Loan and Security Agreement, dated July 1, 2003, as amended, among DOIC and DHC, as borrowers, the Company, as a guarantor, the lenders party thereto and Bank of America, N.A. (as successor to Fleet Capital Corporation), as collateral and administrative agent (the “2003 Credit Facility”).

On January 31, 2007, the Company sold its European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement (the “Target Companies”) for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as described in Note 5. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements. Under the indenture of the 11% senior notes, the Company is obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. In compliance with this requirement, the Company initiated a tender offer at par to the holders of the senior notes on June 25, 2007 which will expire on July 24, 2007.

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 (the “Notes”) that the Company has elected to redeem and pay and will redeem and pay on July 27, 2007 (the “Redemption Date”), all of its outstanding Notes at a redemption price equal to 105.5% of the principal amount of the Notes plus accrued and unpaid interest thereon to the Redemption Date.

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 10.0% Subordinated Notes due 2008 (the “Notes”) that the Company has elected to redeem and pay and will redeem and pay on July 27, 2007 (the “Redemption Date”), all of its outstanding Notes at a redemption price equal to 100.0% of the principal amount of the Notes plus accrued and unpaid interest thereon to the Redemption Date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Under the supervision and with the participation of our management, including our CEO and our CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act), as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of March 31, 2007, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which is included below in Item 9A of this Form 10-K.

Remediation of Material Weaknesses Previously Reported

As of March 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting and determined that a material weakness related to the revenue and billing processes existed. This material weakness related to (a) controls over the recording of copies made by customers in order to calculate service revenue, (b) controls over accurate input of contract information into Danka’s billing system in order to determine correct amounts to bill, (c) controls to timely identify and correct billing errors, including errors in sales taxes, (d) controls to determine the correct allocation for the provisions for billing disputes and inaccuracies and bad debt expense between revenue reductions and bad debt expense and (e) controls over ensuring that all criteria necessary to recognize revenue have been met prior to recognizing revenue.

Actions implemented in fiscal year 2007 related to this material weakness included:

•	the use of an analysis of historical collections, credits and write-offs to calculate the reserve for billing disputes and inaccuracies and bad debts;

•

the use of a retrospective review to periodically validate the above calculation and assumptions to ensure that the recorded reserve approximates, within an immaterial threshold, the actual collections, credits and write-offs recorded;

•	providing additional training and increased responsibility to account managers to better ensure that customers receive billings that are free from error or inaccuracies; and,

•	the implementation of an internal support hotline staffed by subject matter experts who provide ongoing support to account managers and order processors in their efforts to create accurate billings.

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

Actions implemented in fiscal year 2007 related to this material weakness included:

•

the recording of an increase to our valuation allowance and related income tax expense and resulting restatement of our previously filed financial statements for the years ended March 31, 2006 and 2005 and the quarters ended June 30, 2006 and September 30, 2006;.

•	the implementation of a formal review to ensure the proper accounting for our domestic income tax valuation allowance; and,

•	the ongoing monitoring of new and emerging accounting guidance and industry interpretations to assist in our application of generally accepted accounting principles.

We believe that the above changes in internal control over financial reporting have adequately remediated the material weaknesses in internal control over financial reporting set forth in “Management’s Annual Report on Internal Control Over Financial Reporting.” in our 2006 Form 10-K/A.

Other Changes in Internal Control Over Financial Reporting

Other than as discussed above, no other changes occurred during the quarter ended March 31, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of Danka Business Systems PLC

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A, that Danka Business Systems PLC (“Danka” or the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Danka Business Systems PLC maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Danka Business Systems PLC maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Danka Business Systems PLC as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended March 31, 2007 of Danka Business Systems PLC and our report dated June 25, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Tampa, Florida

June 25, 2007

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of Forms 3, 4, and 5 furnished to Danka or written representations from certain persons that no Forms 5 were required for those persons, we believe that during our 2007 fiscal year, all filing requirements under Section 16(a) of the Exchange Act applicable to our Directors, officers and 10% beneficial owners were timely satisfied.

Policies on Business Conduct and Ethics

We adopted a code of ethics for all of our employees’ including our principal executive officers and senior financial officers. The code of ethics is posted on our website at http://www.danka.com /CodeofBusinessConduct.asp. Any amendments to the code of ethics will also be posted on our website at: http://www.danka.com within five business days following the date of the amendment in lieu of filing Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following consolidated financial statements and related notes of the registrant are filed as part of this Report:

Report of Independent Registered Certified Public Accounting Firm

Consolidated Statements of Operations—years ended March 31, 2007, 2006 and 2005

Condensed Consolidated Balance Sheets—as of March 31, 2007 and 2006

Consolidated Statements of Cash Flows—years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity (Deficit)—years ended March 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements—years ended March 31, 2007, 2006 and 2005

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

Exhibit Number	Description of Document
2.1*	Asset Purchase Agreement dated April 9, 2001 among Danka Business Systems PLC and Pitney Bowes, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 1, 2001).

3.1*	Memorandum of Association of the Company. (Exhibit 3.1 of Company’s Registration Statement on Form 20-F, No. 0-20828, filed on November 10, 1992.)

3.2*	Articles of Association of the Company. (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2000, filed on November 14, 2001.)

3.3*	Certificate of Incorporation of Danka Holding Company

3.4*	By-Laws of Danka Holding Company

3.5*	Certificate of Incorporation of Danka Imaging Distribution, Inc.

3.6*	By-Laws of Danka Imaging Distribution, Inc.

3.7*	Certificate of Incorporation of Danka Office Imaging Company

3.8*	By-Laws of Danka Office Imaging Company

3.9*	Articles of Incorporation of Quality Business, Inc.

3.10*	Bylaws of Quality Business, Inc.

3.11*	Articles of Incorporation of Corporate Consulting Group, Inc.

3.12*	Bylaws of Corporate Consulting Group, Inc.

3.13*	Articles of Incorporation of American Business Credit Corporation

3.14*	Bylaws of American Business Credit Corporation

3.15*	Articles of Incorporation of Danka Management II Company, Inc.

Exhibit Number	Description of Document
3.16*	Bylaws of Danka Management II Company, Inc.

3.17*	Articles of Incorporation of Herman Enterprises, Inc. of South Florida

3.18*	Bylaws of Herman Enterprises, Inc. of South Florida

3.19*	Articles of Incorporation of Danka Management Company, Inc.

3.20*	Bylaws of Danka Management Company, Inc.

3.21*	Articles of Incorporation of D.I. Investment Management, Inc.

3.22*	By-Laws of D.I. Investment Management, Inc.

3.23*	Certificate of Incorporation of Danka Australasia Pty Limited

3.24*	Constitution of Danka Australasia Pty Limited

3.25*	Certificate of Incorporation of Danka Australia Pty Limited

3.26*	Constitution of Danka Australia Pty Limited

3.27*	Certificate of Incorporation of Danka Tower Pty Ltd

3.28*	Constitution of Danka Tower Pty Ltd

3.29*	Certificate of Incorporation of Danka Distributors Pty Ltd

3.30*	Constitution of Danka Distributors Pty Ltd

3.31*	Certificate of Incorporation of Danka Datakey Pty Ltd

3.32*	Constitution of Danka Datakey Pty Ltd

3.33*	Certificate of Incorporation of Datakey Alcatel Pty. Ltd.

3.34*	Constitution of Datakey Alcatel Pty. Ltd.

3.35*	Certificate of Incorporation of Danka Systems Pty Limited

3.36*	Constitution of Danka Systems Pty Limited

3.37*	Certificate of Incorporation of Danka Business Finance Ltd.

3.38*	By-Laws of Danka Business Finance Ltd.

3.39*	Certificate of Incorporation of Danka Canada, Inc.

3.40*	By-Laws of Danka Canada, Inc.

3.41*	Certificate of Incorporation of Kalmara, Inc.

3.42*	By-Laws of Kalmara, Inc.

3.43*	Certificate of Incorporation of Danka UK Plc

3.44*	Memorandum of Association and Articles of Association of Danka UK Plc

3.45*	Certificate of Incorporation of Danka Services International Ltd.

3.46*	Memorandum of Association and Articles of Association of Danka Services International Ltd.

3.47*	Articles of Incorporation of Dankalux S.à r.l. (English translation)

4.1*	Memorandum of Association of the Company, including paragraphs 5 and 6 (Exhibit 2.1 to the 1992 Registration Statement on Form 20-F, No. 0-020828, filed November 10, 1992)

Exhibit Number	Description of Document
4.2*	Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2001, filed on November 14, 2001)

4.3*	Form of Ordinary Share certificate (Exhibit 4.3 of Company’s Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993)

4.4*	Form of American Depositary Receipt (Exhibit 4.4 to the Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993)

4.5*	Deposit Agreement dated June 25, 1992 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 1 dated February 26, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 2 dated July 2, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993) and Amendment No. 3 dated August 16, 1994, among the Bank of New York, Danka Business Systems PLC and Owners and Holders of American Depositary Receipts (incorporated by reference to Exhibit A4 to Danka Business Systems PLC’s Registration Statement on Form F-6, No. 33-82496, dated August 5, 1994)

4.6*	Credit Agreement dated December 5, 1996, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated December 16, 1996)

4.7*	First Amendment to Credit Agreement dated December 5, 1997 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q dated February 12, 1998)

4.8*	Second Amendment to Credit Agreement dated July 28, 1998 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K dated July 28, 1998)

4.9*	Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K dated October 21, 1998)

4.10*	Waiver dated February 26, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K dated March 5, 1999)

4.11*	Fifth Amendment to Credit Agreement dated June 15, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K dated July 15, 1999)

4.12*	Sixth Amendment to Credit Agreement dated July 9, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K dated July 15, 1999)

Exhibit Number	Description of Document
4.13*	Seventh Amendment to Credit Agreement dated December 1, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.18 to the Company’s Form 10-Q for the quarter ended December 31, 1999 and filed February 11, 2000)

4.14*	Registration Rights Agreement dated December 17, 1999, among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated December 17, 1999)

4.15*	Eighth Amendment to Credit Agreement dated March 24, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.22 to Company’s Form 10-K dated June 6, 2000)

4.16*	Ninth Amendment to Credit Agreement dated October 31, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.23 to Company’s Form 10-Q for the quarter ended September 30, 2000)

4.17*	Tenth Amendment to Credit Agreement dated December 15, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated January 12, 2001)

4.18*	Eleventh Amendment to Credit Agreement dated March 28, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.26 to Company’s Form 8-K dated April 9, 2001)

4.19*	Twelfth Amendment to Credit Agreement dated June 6, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated June 11, 2001)

4.20*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.24 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001)

4.21*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.25 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001)

4.22*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001)

4.23*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001)

4.24*	Amended and Restated Credit Agreement dated June 29, 2001, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K dated July 16, 2001)

Exhibit Number	Description of Document
4.25*	First Amendment to Amended and Restated Credit Agreement dated March 29, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., or agent

4.26*	Second Amended and Restated Credit Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.27*	Letter Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.28*	Third Amended to Second Amended and Restated Credit Agreement dated November 25, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.29*	Registration Rights Agreement dated July 1, 2003, by and among Danka Business Systems PLC, the Guarantors listed on Schedule A thereto and Bear, Stearns & Co. Inc (incorporated by reference to Exhibit 4.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

4.30*	Indenture dated July 1, 2003, by and among Danka Business Systems PLC, each of the Guarantors named therein and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

4.31*	Form of 11% Senior Notes due 2010 (incorporated by reference to the Company’s S-4 dated September 26, 2003 in Exhibit 4.10)

4.32*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001)

4.33*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001)

10.1*	Office Building Lease dated May 1, 1992 between Daniel M. Doyle and Francis J. McPeak, Jr., and Gulf Coast Business Machines (incorporated by reference to Exhibit 3.5 to the 1993 Form 20-F)

10.2*	Office Building Lease dated April 1, 1990 between Daniel M. Doyle and Francis J. McPeak, Jr., and Danka (incorporated by reference to Exhibit 3.6 to the 1993 Form 20-F)

10.3*	Lease Agreement dated December 22, 1986, and Addendum Lease Agreement dated March 1, 1987, between Daniel M. Doyle and Francis J. McPeak and Danka (incorporated by reference to Exhibit 3.7 to the 1993 Form 20-F)

10.4*	U.K. Executive Share Option Scheme (incorporated by reference to Exhibit 3.11 to the 1993 Form 20-F)

10.5*	U.S. Executive Incentive Stock Option Plan (incorporated by reference to Exhibit 3.12 to the 1993 Form 20-F)

10.6*	Form of Stock Option Agreement (incorporated by reference to Exhibit 3.13 to the 1993 Form 20-F)

10.7*	Addendum to Lease Agreement dated September 1, 1992, between Mid-County Investments, Inc. and Danka (incorporated by reference to Exhibit 3.38 to the 1993 Form 20-F)

Exhibit Number	Description of Document
10.8*	Lease Agreement dated November 12, 1992 and Lease Commencement Agreement dated April 7, 1993 between PARD, Inc. and Danka (incorporated by reference to Exhibit 10.41 to the 1993 Form 20-F)

10.9*	Danka Business Systems PLC 1994 Executive Performance Plan (incorporated by reference to Exhibit 10.52 to the 1994 Form 10-K)

10.10*	The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 10

10.11*	Amendments to the Danka 1996 Share Option Plan filed as Appendix A of the 1998 Annual Proxy Statement and approved by shareholders under Resolution 9

10.12*	The Danka 1999 Share Option Plan filed as Appendix B of the 1999 Annual Proxy Statement and approved by shareholders under Resolution 12

10.13*	Employment Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.14*	Change of Control Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.15*	Agreement dated November 20, 2000 between Danka and Michael Gifford (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001)

10.16*	Employment Agreement dated March 1, 2001 between Danka and Michael Gifford (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.17*	Amended and Restated Employment Agreement dated September, 1999 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.14 to Company’s Form 10-Q for the quarter ended September 30, 1999)

10.18*	Amendments dated May 30, 2000 to the Amended and Restated Employment Agreement dated September 20, 1999 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.37 to Company’s Form 10-Q for the quarter ended June 30, 2000)

10.19*	Change of Control Agreement dated November 6, 1998 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.11 to Company’s Form 10-Q for the quarter ended June 30, 1999)

10.20*	Amended and Restated Employment Agreement dated July, 2000 between Danka and F. Mark Wolfinger (incorporated by reference to Exhibit 4.24 to Company’s Form 10-Q for the quarter ended September 30, 2000)

10.21*	Change of Control Agreement dated November 6, 1998 between Danka and F. Mark Wolfinger (incorporated by reference to Exhibit 10.12 to Company’s Form 10-Q for the quarter ended June 30, 1999)

10.22*	Amended and Restated Global Operating Agreement dated March 31, 2000 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.23*	First Amendment to Amended and Restated Global Operating Agreement dated February 1, 2001 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001)

Exhibit Number	Description of Document
10.24*	Purchase Agreement dated April 9, 2001 between Danka and Pitney Bowes Inc (incorporated by reference to Exhibit 10.33 to the Company’s Form 8-K dated May 1, 2001)

10.25*	Change of Control Agreement dated February 13, 2001 between Danka and Ernest R. Miller (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

10.26*	Severance Agreement dated January 14, 2000 between Danka and Ernest R. Miller (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

10.27*	Second Amendment to Amended and Restated Global Operating Agreement dated October 9, 2001 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q September 30, 2001 dated November 14, 2001)

10.28*	Amended and Restated Employment Agreement dated November 6, 2001 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Brian L. Merriman (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001)

10.29*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001)

10.30*	Employment Agreement dated July 23, 2001 among Danka Business Systems PLC and Peter Williams (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001)

10.31*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and David P. Berg (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001)

10.32*	Amendments to the Danka 1999 Share Option Plan filed as Exhibit A to the 2001 Annual Proxy Statement

10.33*	The Danka 2001 Long Term Incentive Plan filed as Exhibit B to the 2001 Annual Proxy Statement

10.34*	The Danka Employee Stock Purchase Plan filed as the Exhibit to the Proxy Statement filed on February 27, 2002

10.35*	Third Amendment to Amended and Restated Global Operating Agreement dated January 9, 2002 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.35 D to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.36*	Amendment to Employment Agreement dated March 18, 2002 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (incorporated by reference to Exhibit 10.36 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.37*	Change of Control Agreement dated November, 2001 between Danka and David P. Berg (incorporated by reference to Exhibit 10.37 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.38*	Change of Control Agreement dated November, 2001 between Danka and Todd L. Mavis (incorporated by reference to Exhibit 10.38 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

Exhibit Number	Description of Document
10.39*	Lease Agreement between DAN (FL) QRS 15-7 INC. and Danka Office Imaging Company (incorporated by reference to Exhibit 10.39 to Danka Business System PLC’s Quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002)

10.40*	Fourth Amendment to Amended and Restated Global Operating Agreement dated December 20, 2002 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.40 to Danka Business System PLC’s quarter ended December 31, 2002 filed on February 14, 2003)

10.41*	Employment Agreement dated March 28, 2003 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Michael Popielec (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.42*	Change of Control Agreement dated March 28, 2003 between Danka and Michael Popielec (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.43*	Employment Agreement dated August 15, 2000, among Danka Office Imaging Company and Keith J. Nelsen (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.44*	Change of Control Agreement dated November 14, 2001, between Danka and Keith J. Nelsen (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.45*	Loan and Security Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company, as Borrowers, Danka Business Systems PLC, as a guarantor, the Lenders party thereto and Fleet Capital Corporation, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.46*	Guarantor Security Agreement dated July 1, 2003, by and among American Business Credit Corporation, Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc., Danka Management Company, Inc., Danka Management II Company, Inc., D.I. Investment Management, Inc., Herman Enterprises, Inc. of South Florida and Quality Business, Inc., collectively as Debtors, in favor of Fleet Capital Corporation, as collateral and administrative agent for the Lenders that are parties from time to time to the Loan Agreement (incorporated by reference to Exhibit 10.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.47*	Stock Pledge Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company as Pledgors and Fleet Capital Corporation as Agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.3 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.48*	Continuing Guaranty Agreement dated July 1, 2003, by and among Danka Business Systems PLC and the Subsidiaries of Danka Business Systems PLC signatories thereto, as the Guarantors, in favor of Fleet Capital Corporation as administrative and collateral agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.4 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.49*	Employment Agreement dated March 29, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and P. Lang Lowrey, III (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

Exhibit Number	Description of Document
10.50*	Employment Agreement dated March 15, 2004, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd Mavis (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.51*	Employment Agreement dated March 3, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and Forrest Mark Wolfinger (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.52*	Employment Agreement dated September 9, 2004, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Michael C. Wedge (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.53*	Change of Control Agreement dated September 30, 2004, among Danka Office Imaging Company and Michael C. Wedge (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.54*	Separation Agreement dated February 17, 2005, among Danka Business Systems PLC and P. Lang Lowrey, III (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.55*	Separation Agreement dated June 1, 2005, among Danka Office Imaging Company and Michael Popeilec (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.56*	Employment Agreement dated August 3, 2005, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Edward K. Quibell (incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005)

10.57*	Change of Control Agreement dated August 3, 2005, among Danka Office Imaging Company and Edward K. Quibell (incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005)

10.58*	Employment Agreement dated March 14, 2006, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Michael Wedge (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K , filed on November 7, 2005)

10.59*	Change of Control Agreement dated March 14, 2006, among Danka Office Imaging Company and Michael Wedge (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K , filed on March 20, 2006)

10.60*	Separation Agreement dated March 15, 2006, among Danka Office Imaging Company and Todd Mavis (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K , filed on March 20, 2006)

10.61*	Employment Agreement dated April 3, 2006, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and A.D. Frazier (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K , filed on April 5, 2006)

10.62*	Change of Control Agreement dated April 3, 2006, among Danka Office Imaging Company and A.D. Frazier (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K , filed on April 5, 2006)

10.63*	Separation Agreement dated June 6, 2006, among Danka Office Imaging Company and Michael Wedge (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed on June 8, 2006)

Exhibit Number	Description of Document
10.64*	Share Purchase Agreement, dated October 12, 2006, by and among Danka Business Systems PLC, the Sellers as set forth therein, and Ricoh Europe B.V. (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on December 19, 2006)

10.65*	Amendment 1 to Employment Agreement between Danka Business Systems PLC and A.D. Frazier (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 15, 2007)

10.66	First Lien Credit Agreement dated as of June 18, 2007 among Danka Office Imaging Company as borrower, Danka Holding Company as guarantor and General Electric Capital Corporation

10.67	Second Lien Credit Agreement dated as of June 18, 2007 among Danka Office Imaging Company as borrower, Danka Holding Company as guarantor and General Electric Capital Corporation

10.68	Guarantee and Security Agreement dated as of June 25, 2007 among Danka Office Imaging Company and General Electric Capital Corporation

21	List of Current Subsidiaries of the Company

23	Consent of Independent Registered Certified Public Accountants—Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

DANKA BUSINESS SYSTEMS PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended March 31, 2005	$25,768	$21,077	12,707	$(23,252)	$36,300
Year ended March 31, 2006	$36,300	$6,324	5,560	$(29,869)	$18,315
Year ended March 31, 2007	$18,315	$6,316	—	$(7,264)	$17,367

(1)	Represents customer credits charged against revenues and foreign currency movements
(2)	Represents accounts written off during the year, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2007	DANKA BUSINESS SYSTEMS PLC (Registrant)

	By:	/s/ A. D. FRAZIER
A.D. Frazier, Chief Executive Officer and Chairman of the Board (Chief Executive Officer)

	By:	/s/ EDWARD K. QUIBELL
Edward K. Quibell, Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on June 27, 2007.

Signature	Title

/s/ A.D. FRAZIER A.D. Frazier	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board

/s/ KEVIN C. DALY Kevin C. Daly	Director

/s/ DAVID DOWNES David Downes	Director

/s/ JAIME ELLERTSON Jaime Ellertson	Director

/s/ CHRISTOPHER B. HARNED Christopher B. Harned	Director

/s/ W. ANDREW MCKENNA W. Andrew McKenna	Director

/s/ JOSEPH E. PARZICK Joseph E. Parzick	Director

/s/ J. ERNEST RIDDLE J. Ernest Riddle	Director

/s/ ERIK VONK Erik Vonk	Director

/s/ EDWARD K. QUIBELL Edward K. Quibell	Executive Vice President and Chief Financial Officer (Chief Financial Officer and the Principal Accounting Officer)