Form 10-Q
period 2007-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2007-08-02
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2007: The registrant had 259,133,748 ordinary shares outstanding with par value of 1.25 pence, including 59,196,079 shares represented by American Depositary Shares (“ADSs”). Each ADS represents four ordinary shares. The ADSs are evidenced by American Depositary Receipts.

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

Operating Earnings—We generated operating earnings from continuing operations during the first three months of fiscal year 2008 of $1.8 million due to increased margins and decreased operating expenses. If we are not able to increase our revenue and continue to improve our gross margins or reduce our operating costs, operating losses may result in the future. As we continue to evaluate our business and strategies, we could incur future operating losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur operating losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not meet the financial ratios and other covenants contained in our senior secured credit facility.

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

Indebtedness—At June 30, 2007, we had consolidated indebtedness of $360.7 million, including current maturities of long-term debt and notes payable of $255.6 million. Our indebtedness includes $64.5 million in principal amount of 10.0% subordinated notes due April 1, 2008, $175.0 million in principal amount of 11.0% senior notes due June 15, 2010 and $119.5 million of indebtedness under our credit facilities with General Electric Capital Corporation (“GECC”) as more fully described in Note 6. “Debt” to the consolidated condensed financial statements. We initiated Notices of Redemption on June 25, 2007 to the holders of the senior notes at 105.5% of par plus accrued and unpaid interest and to the holders of the subordinated notes at 100% of par plus accrued and unpaid interest. On July 27, 2007, the senior notes and the subordinated notes were redeemed and paid. During the second quarter of fiscal year 2008, the Company will record a charge of approximately $9.4 million for the call premium on the redemption of the senior notes as more fully described in Note 9. “Subsequent Events” to the consolidated condensed financial statements. After redemption of the notes, our indebtedness will be approximately $121.2 million, including current maturities of long-term debt and notes payable of $16.1 million.

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

During fiscal year 2007, we sold our European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as more fully described in Note 4. “Discontinued Operations” to the consolidated condensed financial statements. Under the indenture governing our 11% senior notes, we were obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that had not been used under the permitted expenditures defined in the indenture. In compliance with this requirement, we initiated a tender offer at par to the holders of the senior notes on June 25, 2007, which expired on July 24, 2007.

On June 18, 2007, Danka Office Imaging Company (“DOIC”), a subsidiary of the Company, entered into new financing agreements with GECC pursuant to which DOIC may borrow up to $145.0 million, including $40.0 million in revolving loans as more fully described in Note 6. “Debt” to the consolidated condensed financial statements. Proceeds from this financing will be used in conjunction with the proceeds of the previously completed sale of our European businesses to redeem the senior notes and the subordinated notes, to reduce and refinance the Company’s existing debt, to pay fees and expenses in connection therewith and for working capital and general corporate purposes.

Credit Facilities—The credit agreements governing DOIC’s financing agreements with GECC, contains representations, warranties and covenants that, among other things, limit DOIC’s ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; (8) engage in mergers, acquisitions or consolidations; (9) prepay subordinated debt; (10) enter into certain contractual obligations; and (11) modify certain agreements governing its indebtedness. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the credit agreements contain customary financial covenants that we must comply with on a quarterly basis.

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

Third Party Financing Arrangements—A large majority of our retail equipment, supplies and related sales are financed by third party finance or leasing companies. We have an agreement with GECC, under which GECC has agreed to provide financing to our qualified customers to purchase equipment from us. Although we have other financing arrangements in place, GECC finances a significant part of our business. GECC has current and prospective lease financing agreements with our competitors. If these agreements result in more favorable terms to our competitors than our current agreement with GECC, we may be placed at a competitive disadvantage within the industry in arranging third party financing to our customers, which could negatively affect our operating results.

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

Disaster Recovery—Our systems are designed for security and reliability. We regularly back up our information systems and subject them to a virus scan. These efforts are intended to buttress the integrity and security of our information systems and the data stored in them, and to minimize the potential for loss in the event of a disaster, including, but not limited to, natural disasters or terrorist attacks. During fiscal year 2005, we entered into a hosting agreement with IBM for the management of our U.S. information systems infrastructure. This arrangement has relocated our data center out of Florida to a secure location in Atlanta, Georgia, which we believe provides an additional disaster recovery capability. Our facilities have reserve power generating systems to prevent the loss of power and minimize downtime in the event of shortages; however, should a natural disaster impact our critical facilities, which are primarily located in St. Petersburg, Florida, we may suffer disruption of certain critical support functions for such time as is necessary to replicate such functions elsewhere.

Business Processes and Policies—We have identified instances in the past where we did not have adequate processes in place or our business processes and policies had not been properly implemented or followed, which resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data and inadequate document retention. In fiscal year 2007 we implemented improvements that remediated a previously-disclosed material weakness in this area. Although we no longer have a material weakness in this area, we continue to address these issues and implement further improvements to ensure that adequate processes are in place related to customer billing.

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

Economic Uncertainty—The profitability of our business is susceptible to uncertainties in the economy. Overall demand for our products and services and our profit margins may decline as a direct result of an economic recession, inflation, changes in interest rates or governmental fiscal policy, or other macroeconomic factors which are out of our control. As a result, our customers may reduce or delay expenditures for our products and services.

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

As of the date of filing of this quarterly report, we have insufficient accumulated, realized profits to pay dividends on our ordinary shares. In addition, the credit agreements with GECC restrict our ability to pay dividends. Also, we may pay dividends on our ordinary shares only if we have paid all dividends due on our 6.50% senior convertible participating shares.

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

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three Months Ended June 30, 2007 and 2006

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended June 30,
	2007	2006
Revenue:
Retail equipment, supplies and related sales	$46,162	$54,077
Retail service	57,229	62,941
Rentals	2,883	5,031

Total revenue	106,274	122,049

Cost of sales:
Retail equipment, supplies and related sales costs	32,207	38,389
Retail service costs	34,301	37,243
Rental costs	1,319	1,184

Total cost of sales	67,827	76,816

Gross profit	38,447	45,233

Operating expenses:
Selling, general and administrative expenses	36,284	40,193
Restructuring charges	1,258	6,061
Loss on sale of non discontinued operation business	—	2,507
Other (income) expense	(895)	416

Total operating expenses	36,647	49,177

Operating earnings (loss) from continuing operations	1,800	(3,944)
Interest expense	(6,880)	(7,359)
Interest income	1,851	25

Loss from continuing operations before income taxes	(3,229)	(11,278)
Provision for income taxes	722	467

Net loss from continuing operations	(3,951)	(11,745)
Loss from discontinued operations, net of tax	(286)	(242)
Loss on sale of discontinued operations, net of tax	(719)	(215)

Net loss	$(4,956)	$(12,202)

Net loss available to common shareholders:
Net loss from continuing operations	$(3,951)	$(11,745)
Dividends and accretion on participating shares	(5,961)	(5,606)

Net loss from continuing operations available to common shareholders	$(9,912)	$(17,351)

Basic and diluted net loss available to common shareholders per ADS:
Net loss from continuing operations	$(0.15)	$(0.27)
Net loss from discontinued operations	(0.02)	(0.01)

Basic and diluted net loss	$(0.17)	$(0.28)

Weighted average basic ADSs	64,767	64,132

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of June 30, 2007 and March 31, 2007

(In thousands except per share data)

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,112	$17,594
Restricted cash	266,586	163,979
Accounts receivable, net of allowances	40,003	44,180
Inventories	32,851	31,681
Prepaid expenses, deferred income taxes and other current assets	11,184	17,607

Total current assets	358,736	275,041
Equipment on operating leases, net	8,834	9,241
Property and equipment, net	20,683	22,637
Goodwill	93,489	93,489
Other intangible assets, net of accumulated amortization	529	554
Other assets	20,103	16,086

Total assets	$502,374	$417,048

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$255,641	$186,078
Accounts payable	59,372	66,231
Accrued expenses and other current liabilities	32,618	45,830
Taxes payable	12,301	8,468
Deferred revenue	4,967	5,875

Total current liabilities	364,899	312,482
Long-term debt and notes payable, less current maturities	105,049	65,215
Deferred income taxes and other long-term liabilities	9,159	11,271

Total liabilities	479,107	388,968

6.5% senior convertible participating shares	350,448	344,487

Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,386	5,386
Additional paid-in capital	330,762	330,587
Accumulated deficit	(663,329)	(652,380)

Total shareholders’ equity (deficit)	(327,181)	(316,407)

Total liabilities and shareholders’ equity (deficit)	$502,374	$417,048

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(4,956)	$(12,202)
Loss from discontinued operations	1,005	457
Loss from continuing operations	(3,951)	(11,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,489	4,041
Deferred income taxes	364	(647)
Amortization of debt issuance costs	1	476
Non-cash stock-based compensation	176	—
(Gain) loss on sale of property & equipment and equipment on operating leases	(916)	6
Proceeds from sale of equipment on operating leases	29	—
Loss on sale of subsidiary, net	—	2,103
Restructuring charges	1,258	6,061
Changes in net assets and liabilities:
Accounts receivable	4,177	7,246
Inventories	(1,170)	1,685
Prepaid expenses and other current assets	(3,429)	(964)
Other non-current assets	206	(1,024)
Accounts payable	(6,859)	(7,875)
Accrued expenses and other current liabilities	(17,831)	(3,826)
Deferred revenue	(908)	(330)
Other long-term liabilities	534	(865)

Net cash used in continuing operating activities	(24,830)	(5,658)
Net cash used in discontinued operating activities	(1,005)	(8,568)

Net cash used in operating activities	(25,835)	(14,226)

Investing activities:
Capital expenditures	(1,724)	(1,456)
Proceeds from sale of discontinued operations	12,500	—
Restricted cash	(12,500)	—
Proceeds from the sale of property and equipment	1,508	—

Net cash used in continuing investing activities	(216)	(1,456)
Net cash used in discontinued investing activities	—	(1,706)

Net cash used in investing activities	(216)	(3,162)

Financing activities:
Borrowings under line of credit agreements	19,580	17,000
Payments under line of credit agreements	(15,036)	(15,922)
Payments under capital lease arrangements	(147)	(430)
Proceeds from debt issuance	105,000	—
Payment of debt issue costs	(3,333)	—
Restricted cash	(89,495)	—

Net cash provided by continuing financing activities	16,569	648
Net cash used in discontinued financing activities	—	(85)

Net cash provided by financing activities	16,569	563

Effect of exchange rates	—	2,737

Net decrease in cash and cash equivalents	(9,482)	(14,088)
Cash and cash equivalents from continuing operations, beginning of period	17,594	24,467
Cash and cash equivalents from discontinued operations, beginning of period	—	30,087
Cash and cash equivalents from discontinued operations, end of period	—	(19,675)

Cash and cash equivalents from continuing operations, end of period	$8,112	$20,791

Supplemental disclosures-cash flow information
Interest paid	13,277	13,312
Income taxes paid	1,706	333

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated condensed financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of and for the three months ended June 30, 2007 and 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

The consolidated condensed financial statements contained herein as of and for the three months ended June 30, 2007 and June 30, 2006 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2007 will be delivered to the Registrar of Companies for England and Wales following the Company’s 2007 Annual General Meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective April 1, 2007. As a result of the adoption of FIN 48, the Company has $10.5 million of unrecognized tax benefits recorded. Of this, $0.6 million would affect the Company’s effective tax rate, if recognized. Of this amount, less than $0.1 million was recorded as a reduction to the April 1, 2007 retained earnings balance.

The Company files numerous income tax returns in the U.S. at the federal, state and local levels, and in certain foreign jurisdictions. The Company has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by taxing authorities for years prior to the fiscal year ended March 31, 2004. The Company is not currently under audit by the Internal Revenue Service but is currently under audit in certain state and local jurisdictions. Returns filed in the United Kingdom for tax years ended March 31, 2005 and 2006, are currently under review. We have filed claims in certain jurisdictions to assert our position should the law be clarified by judicial means. At this point in time, we believe it is unlikely that we will receive any benefit from these claims, but we will continue to monitor developments until the issues are fully resolved. Accordingly, we have not included any benefit for these claims in the amount of unrecognized tax benefits.

As a result of the implementation of FIN 48, the Company recognized a $2.1 million decrease in assets for unrecognized tax benefits associated with federal net operating losses, a $0.6 million decrease in assets for unrecognized tax benefits associated with state net operating losses and a $3.8 million decrease in assets for unrecognized tax benefits associated with foreign net operating losses. Included in the balance of unrecognized tax benefits at April 1, 2007 is $5.0 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months. This amount represents a decrease in unrecognized tax benefits from prior periods comprised of items related to the expiration of statues in various jurisdictions.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of the date of adoption, the Company has accrued $0.2 million of interest and penalties related to unrecognized tax benefits.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. FAS 157 is effective for Danka beginning April 1, 2008 although early adoption is permitted. The Company does not expect FAS 157 to have a material impact on its historical consolidated financial position and results of operations, but could have an impact on the measurement of assets and liabilities acquired following the effective date of the new standard.

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

As part of these plans, the Company recorded a $5.5 million restructuring charge in fiscal year 2007 consisting of $2.0 million relating to severance charges due to additional cost reduction efforts and $3.5 million in facility costs primarily related to the Company’s Field Support Office in St. Petersburg, Florida.

During the three months ended June 30, 2007, the Company recorded an additional $1.1 million restructuring charge primarily related to the Field Support Office. Cash outlays for severance and facilities during the period were $0.2 million and $0.3 million, respectively.

The remaining liability of the fiscal year 2007 Plan restructuring charge of $1.0 million and $1.8 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at June 30, 2007
Severance	$2,032	$662	$—	$(209)	$453
Future lease obligations on facility closures	3,495	1,656	1,075	(345)	2,386

Total	$5,527	$2,318	$1,075	$(554)	$2,839

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 146.

As part of these plans, the Company recorded $2.6 million in restructuring charges related to severance in fiscal year 2005. During fiscal year 2006, the Company recorded an additional charge of $3.9 million and $1.0 million relating to severance and facilities, respectively, due to continued reduction efforts. During fiscal year 2007, the Company recorded an additional $0.1 million primarily relating to facilities.

During fiscal year 2008, the Company recorded $0.1 million of restructuring charge related to facilities. Cash outlays for facilities during the period were $0.1.

The remaining liability of the 2005 Plan restructuring charge of $0.2 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at June 30, 2007
Severance	$6,562	$—	$—	$—	$—
Future lease obligations on facility closures	960	214	52	(109)	157

Total	$7,522	$214	$52	$(109)	$157

Fiscal Year 2004 Plan: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating the back-office functions, exiting non-strategic real estate facilities and reducing headcount. These charges were accounted for under the provisions of SFAS 146.

As part of these plans, the Company recorded a $25.3 million restructuring charge in fiscal year 2004 that included $5.7 million related to severance for employees and $19.6 million related to future lease obligations for facilities that were vacated by March 31, 2004. During fiscal year 2006, the Company incurred $0.4 million of facility charges as a result of broker commissions paid due to the sublease of certain facilities. During fiscal year 2007, the Company recorded an additional $0.4 million charge related to facilities due to longer sublease negotiations.

During fiscal year 2008, the Company recorded $0.1 million of fiscal year 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2008 were $0.3 million.

The remaining liability of the 2004 Plan restructuring charge of $1.7 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at June 30, 2007
Severance	$5,747	$—	$—	$—	—
Future lease obligations on facility closures	20,382	1,875	131	(294)	1,712

Total	$26,129	$1,875	$131	$(294)	$1,712

Note 4. Discontinued Operations

European operations

During fiscal year 2007, the Company completed the sale of its European businesses. Pursuant to a share purchase agreement (the “Share Purchase Agreement”) dated as of October 12, 2006 among Danka Business Systems PLC, certain of its subsidiaries (Danka Business Systems PLC and such subsidiaries collectively referred to hereinafter as “Danka,” or the “Company”) and Ricoh Europe B.V. (“Ricoh”), the Company sold its European businesses to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, including an upward purchase price adjustment of U.S. $5 million. The operating activities of the Company’s European operations (including several non-operating companies not purchased by Ricoh) have been reported as discontinued operations and the consolidated condensed financial statements have been adjusted to reflect this presentation. Summarized information for the European operations is set forth below:

	Three Months Ended June 30,
	2007	2006
Revenues	$—	$125,548
Net earnings (loss) from discontinued operations, net of tax	(286)	(262)
Provision (benefit) for income taxes on discontinued operations	201	(1,537)
Gain (loss) on sale of discontinued operations, net of tax	(719)	(215)

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

Within 365 days from the date of sale, the Company is obligated to make a tender offer at par for the outstanding 11.0% senior notes, using the balance of the net proceeds that has not been used for any of the permitted expenditures listed above. In compliance with this requirement, the Company initiated a tender offer on June 25, 2007, which expired on July 24, 2007 as more fully described in Note 9. “Subsequent Events” to the consolidated condensed financial statements.

As such, net proceeds of $164.3 million on the sale of the European businesses, has been classified as restricted cash in the Company’s Balance Sheet at June 30, 2007.

In addition, per the terms of the sale agreement, the Company established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. This escrow reduced the net proceeds from the sale of the European businesses and is included as part of the Company’s restricted cash balance at June 30, 2007 of which $5.0 million has been classified as long-term.

Australia

In fiscal year 2007, the Company sold its Australia business unit, Danka Australia Pty Limited (“Danka Australia”) to One Source Group Limited for a purchase price of $12.6 million in cash. The operating activities of Danka Australia have been reported as discontinued operations and the consolidated condensed financial statements have been adjusted to reflect this presentation. Summarized information for Danka Australia is set forth below:

	Three Months Ended June 30,
	2007	2006
Revenues	$—	$12,608
Net earnings (loss) from discontinued operations	—	283

Other

During fiscal year 2006, the Company sold its operations in Canada and Central and South America. Summarized information is set forth below:

	Three Months Ended June 30,
	2007	2006
Revenues	$—	$—
Net earnings (loss) from discontinued operations	—	(263)

Note 5. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the number of ADSs shown in the table below are not included in the computation of diluted earnings per share for the three months ended June 30, 2007 and 2006, because their effect would be anti-dilutive. ADS equivalents from stock options shown in the table below are not included in the computation of diluted earnings per share for the three months ended June 30, 2007 and 2006, because their effect would be anti-dilutive.

	Three months ended June 30,
	2007	2006
Potential ADSs issuance from:

6.5% senior convertible participating shares	28,039	26,288
Stock options	5,049	5,568

Note 6. Debt

Debt consists of the following as of June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
10.0% subordinated notes due April 2008	$64,520	$64,520
11.0% senior notes due June 2010	175,000	175,000
Senior secured credit facilities	105,000	—
Capital lease obligations	879	1,026
Borrowings on credit facility and various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	15,291	10,747

Total debt and notes payable	360,690	251,293

Less current maturities of long-term debt and notes payable	(255,641)	(186,078)

Long-term debt and notes payable, less current maturities	$105,049	$65,215

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

Within 365 days from the date of the sale, the Company is obligated to make a tender offer at par for the outstanding 11.0% senior notes, using the balance of the net proceeds that has not been used for the permitted expenditures listed above. In compliance with this, the Company initiated a tender offer at par to the holders of the senior notes on June 25, 2007, which expired on July 24, 2007 as more fully described in Note 9. “Subsequent Events” to the consolidated condensed financial statements.

In connection with the tender offer on the senior notes described above and the reclassification of the senior notes from long-term to short-term at March 31, 2007, the unamortized balance of the debt issuance costs of $3.5 million and debt discount of $2.4 million were written off during fiscal year 2007.

On or after June 15, 2007, the Company may, at its option, redeem all or part of the senior notes at the redemption prices set forth below plus accrued and unpaid interest on the senior notes if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2007	105.500%
2008	102.750%
2009 and thereafter	100.000%

The Company may, at its option, redeem all or part of the subordinated notes at 100.0% of par plus accrued and unpaid interest on the subordinated notes.

Notices of Redemption were initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par plus accrued and unpaid interest and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par plus accrued and unpaid interest. On July 27, 2007, the senior notes and subordinated notes were redeemed and paid. During the second quarter of fiscal year 2008, the Company will record a charge of approximately $9.4 million for the call premium on the redemption of the senior notes as more fully described in Note 9. “Subsequent Events” to the consolidated condensed financial statements.

On June 18, 2007, DOIC entered into new financing agreements with GECC pursuant to which DOIC may borrow up to $145.0 million including $40.0 million in revolving loans. Proceeds from this financing will be used in conjunction with the proceeds of the previously completed sale of our European businesses to redeem the senior notes and the subordinated notes, to reduce and refinance the Company’s existing debt, to pay fees and expenses in connection therewith and for working capital and general corporate purposes. The credit agreements governing DOIC’s financing agreements contain customary financial covenants that the Company must comply with on a quarterly basis relating to its leverage ratios, fixed charge coverage ratio, cumulative EBITDA and an annual capital expenditure threshold, all as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to the Company’s Annual Report on Form 10-K filed June 27, 2007. The borrowings under DOIC’s financing agreements will accrue interest at one of the following rates, at the Company’s option: (i) in the case of a base rate loan, at the base rate plus the applicable margin; (ii) if a eurodollar rate loan, at the eurodollar rate plus the applicable margin; and (iii) in the case of swing line loans and all other obligations under the financing agreements, at the base rate plus the applicable margin. The applicable margin is initially, with respect to each of base rate loans and eurodollar rate loans, a fixed percentage, per annum, and thereafter, with respect to the revolving loans, swing line loans and term loans, a percentage, per annum, determined by reference to the leverage ratio in effect from time to time.

As of June 30, 2007, the borrowing base for the revolving credit facility was $30.3 million and DOIC had $14.6 million of borrowings under the revolver. In addition, the DOIC had $1.3 million of exposoure on the revolver for various letters of credit issued on its behalf. These amounts are included in “Current maturities of long-term debt and notes payable” on the consolidated condensed balance sheet. The borrowing base fluctuates each month and is generally highest at the end of the quarter.

DOIC incurred $6.7 million in debt issuance costs relating to its new credit facilities with GECC and is amortizing these costs over the remaining terms of the facilities.

In connection with the refinancing, on June 25, 2007, DOIC terminated the credit facility which was to originally expire on January 4, 2008 with Bank of America (the “BofA Credit Facility”), which provided for a $50.0 million, senior secured revolving credit facility, including a $30.0 million sub-limit for standby and documentary letters of credit. The BofA Credit Facility was amended on November 14, 2006 to extend the facility for one year to January 4, 2009. The BofA Credit Facility bore interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon.

Note 7. Contingencies

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

Note 8. Income Taxes

The Company recorded an income tax provision of $0.7 million in the first three months of fiscal year 2008 and a tax provision of $0.5 million in the first three months of fiscal year 2007. The tax provision for the current period resulted from a $0.4 million increase in the valuation allowance against deferred taxes and $0.3 million in minimum taxes and other charges. The tax provision in the prior period resulted from a $0.4 million increase in the valuation allowance against deferred taxes and $0.1 million in minimum taxes and other charges.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at June 30, 2007 and 2006 in most jurisdictions and therefore a valuation allowance has been recorded to reserve a portion of its deferred tax assets at June 30, 2007 and 2006 in these jurisdictions.

Note 9. Subsequent Event

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

Within 365 days from the date of the sale, the Company is obligated to make a tender offer at par for the outstanding 11.0% senior notes, using the balance of the net proceeds that has not been used for the permitted expenditures listed above. In compliance with this, the Company initiated a tender offer at par to the holders of the senior notes on June 25, 2007 which expired on July 24, 2007. Two holders of the senior notes accepted the tender offer and the Company redeemed and paid $4.4 million, which included an aggregate principal amount of $4.3 million plus accrued and unpaid interest, to the holders of the senior notes that accepted the tender.

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par plus accrued and unpaid interest. On July 27, 2007, the Company redeemed and paid $182.3 million, which included an aggregate principal amount of $170.7 million plus a 5.5% call premium and accrued and unpaid interest, to the holders of the remaining senior notes. During the second quarter of fiscal year 2008, the Company will record a charge of approximately $9.4 million for the call premium on the redemption of the remaining senior notes.

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par plus accrued and unpaid interest. On July 27, 2007, the Company redeemed and paid $66.6 million, which included an aggregate principal amount of $64.5 million plus accrued and unpaid interest, to the holders of the subordinated notes.

The following table sets forth the effect of the tender offer and redemption of the senior notes and the redemption of the subordinated notes on the Company’s indebtedness:

	Debt as of June 30, 2007	Tender Offer Payments	Call Premium	Redemption Payments	Debt as of July 27, 2007
11% senior notes, due 2010	$175,000	$(4,310)	$9,388	$(180,078)	$—
10% subordinated notes, due 2008	64,520	—	—	(64,520)	—
Senior secured credit facilities	105,000	—	—	—	105,000
Capital leases	879	—	—	—	879
Other long-term obligations	15,291	—	—	—	15,291

Total	$360,690	$(4,310)	$9,388	$(244,598)	$121,170

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Inventories—We acquire inventory based on our projections of future demand and market conditions. Any unexpected decline in demand and/or rapid product improvements or technological changes may cause us to have excess and/or obsolete inventories. We have provided an appropriate estimate of reserves against these inventory items in current and prior periods. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than our forecasts, due in part to a greater acceleration within the industry to digital color office imaging equipment, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and our ability to return to vendors a certain percentage of our purchases.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $2.7 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at June 30, 2007. Consequently, we have a valuation allowance against net deferred tax assets in all jurisdictions at June 30, 2007.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $93.5 million as of June 30, 2007. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

Goodwill was reviewed for possible impairment during fourth quarter of our fiscal year 2007, in accordance with SFAS 142. In performing our impairment testing, the fair values of the reporting units were determined using a combination of a discounted cash flow model and multiple market approaches. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the analysis at January 1, 2007, management determined that the fair value of the Company exceeded the carry amount and therefore, goodwill was not considered impaired.

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

Future compensation to be incurred through fiscal year 2010 related to nonvested options is approximately $0.7 million as of June 30, 2007.

Restructuring Charges—We recognized restructuring charges for the consolidation of back office functions, exiting non-strategic real estate facilities and reducing headcount. These charges are recorded pursuant to formal plans developed and approved by management. These charges are accounted for under the provisions of FASB Statement No. 146,

“Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and the recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 3. “Restructuring Charges” to the consolidated condensed financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Financial Condition

	June 30, 2007		March 31, 2007
Total assets	$502,374		$417,048
Total liabilities	$479,107		$388,968
Working capital	$(6,163)		$(37,441)
Liabilities to liabilities and capital	95%		93%
Inventory turnover ratio	4	x	5	x

Total assets as of June 30, 2007 increased $85.3 million or $20.5% compared to March 31, 2007. This increase was primarily the result of increased cash due to our new financing arrangement with GECC that was funded during the quarter and the receipt of the holdback funds from Ricoh for the sale of our European businesses. This was offset by decreases in our accounts receivable due to better collections and lower revenue and in other assets due to the receipt of the holdback funds from Ricoh for the sale of our European businesses in the last fiscal year.

Total liabilities increased $90.1 million from March 31, 2007, or 23.2%. This increase was primarily the result of increased debt due to our new financing arrangement offset by decreases in our accounts payable and accrued expenses in an effort to stay current with our vendors.

Working capital, defined as current assets less current liabilities, increased by $31.3 million or 83.5% at June 30, 2007 compared to March 31, 2007. This increase is a direct result of our new financing arrangement and the other factors discussed above.

Liabilities to liabilities and capital increased 2.0% at June 30, 2007 compared to March 31, 2007, due to our new financing arrangement.

For the period ending June 30, 2007, our annualized inventory turnover ratio decreased to 4x from 5x at March 31, 2007 due to increased inventory purchases at the end of the period and lower cost of sales due to decreased revenue.

Results of Continuing Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated condensed statements of operations:

	Three months ended June 30,
	2007	2006
Revenue:
Retail equipment and related sales	43.4%	44.3%
Retail service	53.9	51.6
Retail supplies and rentals	2.7	4.1

Total revenue	100.0	100.0
Cost of sales	63.8	62.9

Gross profit	36.2	37.1

Selling, general and administrative expenses	34.1	32.9
Restructuring charges (credits)	1.2	5.0
Loss on sale of subsidiary	—	2.1
Other expense (income)	(0.8)	0.3

Operating earnings (loss) from continuing operations	1.7	(3.2)
Interest expense	(6.4)	(6.0)
Interest income	1.7	—

Earnings (loss) from continuing operations before income taxes	(3.0)	(9.2)
Provision (benefit) for income taxes	0.7	0.4

Net earnings (loss) from continuing operations	(3.7)%	9.6%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended June 30,
	2007	2006
Retail equipment and related sales	(14.6)%	(16.2)%
Retail service	(9.1)	(8.4)
Retail supplies and rentals	(42.7)	(0.8)
Total revenue	(12.9)%	(11.8)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Three months ended June 30,
	2007	2006
Retail equipment and related sales	30.2%	29.0%
Retail service	40.1	40.8
Retail supplies and rentals	54.2	76.5
Total gross margin	36.2%	37.1%

Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006

Revenue

Revenue includes customer purchases of office peripherals; professional, consulting and maintenance services; supplies; software and related support products; and leasing arrangements. For the three months ended June 30, 2007, our revenue decreased by $15.8 million or 12.9% from the three months ended June 30, 2006. Our retail equipment, supplies and related sales declined due to increased pricing pressures and reduction in sales force that took place in prior periods. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder our progress in growing our retail equipment and related sales revenue. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and a shift and decline in certain segments of our installed base. In addition, we are experiencing decreases in our click rates (per copy charge) due to competitive pricing pressures.

Retail equipment, supplies and related sales for the three months ended June 30, 2007 decreased by $7.9 million or 14.6% to $46.2 million compared to the year-ago period primarily due to continued pricing pressures and a decrease in sales headcount year over year due to a realignment of our sales force towards a more market-based approach. Our intention is to add sales headcount in markets to strategically increase our retail equipment sales revenue during the remainder of the fiscal year. Our supplies revenue decreased quarter over quarter due to the sale of Image One, our wholly owned subsidiary in fiscal year 2007.

Retail service revenue declined by $5.7 million or 9.1% to $57.2 million due largely to the factors discussed above. This decrease was also a direct result of lower average per copy charges and lower machines in field. In addition, these pricing pressures are inhibiting price maintenance or increases on renewals and new contracts entered into.

Rental revenue declined by $2.1 million or 42.7% to $2.9 million in the three months ended June 30, 2007. During the year-ago period, revenue was recognized on rental equipment on contracts with certain governmental customers that had been delayed from fiscal year 2006.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, decreased to 36.2% in the three months ended June 30, 2007 from 37.1% in the year-ago period.

Retail equipment, supplies and related sales margins increased to 30.2% from 29.0% in the year-ago period. This increase was primarily related to better revenue pricing and lower costs on equipment.

Retail service margins decreased to 40.1% from 40.8%. The decrease in retail service margins was a direct result of the transition to all inclusive service contracts that contain provisions for service and consumables offset by a reduction in fixed costs related to our service organization.

Rental margins decreased to 54.2% from 76.5% in the year-ago period. This decrease was the result of revenue recognized in the prior year on rental equipment with certain governmental customers as discussed above. Due to the delays in executing purchase orders with those customers, depreciation on the equipment was taken in prior periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year quarter decreased by $3.9 million or 9.7% from the year-ago period to $36.3 million from $40.2 million. The decrease in SG&A for the quarter resulted from headcount reductions and facility closures as a result of our restructuring activities in prior years. While we have lowered SG&A costs due to reduced headcount in our sales force, this has also contributed to our declines in revenue, predominantly our retail equipment, supplies and related sales. As a percentage of total revenue, SG&A expenses increased to 34.1% in the current quarter from 32.9% in the three months ended June 30, 2006. This was a direct result of our lower revenues.

Restructuring Charges (Credits)

In fiscal year 2007, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. During the current quarter, we recorded facility charges of $1.3 million primarily in our fiscal year 2007 plan relating to our Field Support Office.

Other (Income) Expense

Other income for the current fiscal year quarter primarily included a gain on the sale of a building during the quarter. The prior year expense included amortization on intangibles related to our Image One subsidiary and foreign exchange losses.

Operating Earnings (Loss) from Continuing Operations

Our operating earnings from continuing operations was $1.8 million for the three months ended June 30, 2007 compared to a loss of $3.9 million in the prior year period. The increase in operating earnings for the current quarter was due to lower SG&A expenses, lower restructuring charges and the gain on the sale of a building offset by lower revenues and gross margin. The operating loss from continuing operations in the prior-year quarter was principally due to increased restructuring charges and the loss on the sale of our wholly owned subsidiary discussed above.

Interest Expense and Interest Income

Interest expense decreased by $0.5 million due to the write off of debt issuance costs related to our senior notes in the prior fiscal year. Interest income increased $1.8 million due to increased cash balances as the result of the sale of our European businesses in the prior fiscal year.

Income Taxes

We recorded a tax provision of $0.7 million during the three months ended June 30, 2007 and a tax provision of $0.5 million in the prior year period. The income tax provision in the current period resulted from a $0.4 million increase in the valuation allowance against deferred taxes and $0.3 million in minimum taxes and other charges. The income tax provision for the prior year period resulted from a $0.4 million increase in the valuation allowance against deferred taxes and $0.1 million in minimum taxes and other charges.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $4.0 million in the three months ended June 30, 2007 compared to a loss from continuing operations of $11.7 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.15 per ADS during the current period compared to net loss from continuing operations of $0.27 per ADS in the year-ago period.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first three months of fiscal years 2008 and 2007 as reported in our consolidated condensed statements of cash flows in the accompanying consolidated condensed financial statements:

	Three Months Ended June 30,
	2007	2006
Net cash used in operating activities	$(24,830)	$(5,658)
Net cash provided by (used in) investing activities	(216)	(1,456)
Net cash provided by (used in) financing activities	16,569	648
Effect of discontinued operations	(1,005)	53
Effect of exchange rates	—	2,737

Net decrease in cash	(9,482)	(3,676)
Cash and cash equivalents, beginning of period	17,594	24,467

Cash and cash equivalents, end of period	$8,112	$20,791

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

Generally, cash provided by operations, cash on the balance sheet and the availability on our credit facilities continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities for continuing operations during the first three months of fiscal years 2008 and 2007 was $24.8 million and $5.7 million, respectively. The cash flows from continuing operations during each period is a result of the continuing decline in our revenues and the resulting decline in our gross profit, payouts of restructuring, payouts of accrued professional fees and reductions in other accrued expenses. These uses of cash were offset somewhat by improved collections of accounts receivable. The increase year over year was primarily the result of lower accrued expenses due to lower restructuring charges.

Our net cash flow used in investing activities was $0.2 and $1.5 million for the first three months of fiscal years 2008 and 2007, respectively. This outflow for both periods was the result of capital expenditures. During fiscal year 2008, the Company generated $1.5 million on the sale of a building.

Our net cash flow provided by financing activities during fiscal years 2008 and 2007 was $16.6 million and $0.6 million, respectively. The increase in cash flow during the current fiscal year was the result of borrowings on our new financing arrangement with GECC.

The Company also has restricted cash at June 30, 2007 of $271.6 million (of which $5.0 million is classified as long-term) primarily related to the restrictions placed on the proceeds from the sale of our European operations as more fully described below and in Note 4. “Discontinued Operations” to the consolidated condensed financial statements and the repayment of our senior and junior notes as more fully described in Note 9. “Subsequent Events” to our consolidated condensed financial statements.

During fiscal year 2007, we sold our European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as more fully described in Note 4. “Discontinued Operations” to the consolidated condensed financial statements. Under the indenture governing our 11% senior notes, we are obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. In compliance with this requirement, we initiated a tender offer at par to the holders of the senior notes on June 25, 2007, which expired on July 24, 2007 as more fully described in Note 9. “Subsequent Events” to the consolidated condensed financial statements.

Also on June 25, 2007, DOIC completed new financing agreements with GECC pursuant to which DOIC may borrow up to $145.0 million including $40.0 million in revolving loans as more fully described in Note 6. “Debt” to the consolidated condensed financial statements. Proceeds from this financing will be used in conjunction with the proceeds of the previously completed sale of our European businesses to reduce and refinance our existing debt and enhance working capital. The credit agreements governing these new financing arrangements contain customary financial covenants that we must comply with on a quarterly basis relating to our leverage ratios, fixed charge coverage ratio, cumulative EBITDA and an annual capital expenditure threshold, all as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to the Company’s Annual Report on Form 10-K filed of June 27, 2007.

Notices of Redemption were initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par plus accrued and unpaid interest and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par plus accrued and unpaid interest. On July 27, 2007, the senior notes and subordinated notes were redeemed and paid and during the second quarter of fiscal year 2008, the Company will record a charge of approximately $9.4 million for the call premium on the redemption of the senior notes as more fully described in Note 9. “Subsequent Events” to the consolidated condensed financial statements.

The borrowing base related to the new financing arrangements with GECC are subject to certain multiples of EBITDA as more fully described in the credit agreements and therefore, the cash availability that we have under the financing arrangements are reliant on the Company meeting these EBITDA multiples. We believe cash and cash equivalents on hand, together with availability of our financing arrangement with GECC, based on our estimated EBITDA performance, is sufficient to fund our cash requirements for the next twelve months.

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

As part of these plans, the Company recorded a $5.5 million restructuring charge in fiscal year 2007 consisting of $2.0 million relating to severance charges due to additional cost reduction efforts and $3.5 million in facility costs primarily related to the Company’s Field Support Office in St. Petersburg, Florida.

During the three months ended June 30, 2007, the Company recorded an additional $1.1 million restructuring charge primarily related to the Field Support Office. Cash outlays for severance and facilities during the period were $0.2 million and $0.3 million, respectively.

The remaining liability of the fiscal year 2007 Plan restructuring charge of $1.0 million and $1.8 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at June 30, 2007
Severance	$2,032	$662	$—	$(209)	$453
Future lease obligations on facility closures	3,495	1,656	1,075	(345)	2,386

Total	$5,527	$2,318	$1,075	$(554)	$2,839

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 146.

As part of these plans, the Company recorded $2.6 million in restructuring charges related to severance in fiscal year 2005. During fiscal year 2006, the Company recorded an additional charge of $3.9 million and $1.0 million relating to severance and facilities, respectively, due to continued reduction efforts. During fiscal year 2007, the Company recorded an additional $0.1 million primarily relating to facilities.

During fiscal year 2008, the Company recorded $0.1 million of restructuring charge related to facilities. Cash outlays for facilities during the period were $0.1.

The remaining liability of the 2005 Plan restructuring charge of $0.2 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at June 30, 2007
Severance	$6,562	$—	$—	$—	$—
Future lease obligations on facility closures	960	214	52	(109)	157

Total	$7,522	$214	$52	$(109)	$157

Fiscal Year 2004 Plan: In fiscal year 2004, the Company formulated plans to significantly reduce its selling, general and administrative costs by consolidating the back-office functions, exiting non-strategic real estate facilities and reducing headcount. These charges were accounted for under the provisions of SFAS 146.

As part of these plans, the Company recorded a $25.3 million restructuring charge in fiscal year 2004 that included $5.7 million related to severance for employees and $19.6 million related to future lease obligations for facilities that were vacated by March 31, 2004. During fiscal year 2006, the Company incurred $0.4 million of facility charges as a result of broker commissions paid due to the sublease of certain facilities. During fiscal year 2007, the Company recorded an additional $0.4 million charge related to facilities doe to longer sublease negotiations.

During fiscal year 2008, the Company recorded $0.1 million of fiscal year 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2008 were $0.3 million.

The remaining liability of the 2004 Plan restructuring charge of $1.7 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at June 30, 2007
Severance	$5,747	$—	$—	$—	—
Future lease obligations on facility closures	20,382	1,875	131	(294)	1,712

Total	$26,129	$1,875	$131	$(294)	$1,712

Long-Term Debt

The following table sets forth our future payments for our debt as of June 30, 2007:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
11% senior notes, due 2010	$175,000	$175,000	$—
10% subordinated notes, due 2008	64,520	64,520	—
Senior secured credit facilities	105,000	600	104,400
Capital leases	879	612	267
Other long-term obligations	15,291	14,909	382

Total	$360,690	$255,641	$105,049

During fiscal year 2007, we sold our European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as more fully described in Note 4. “Discontinued Operations” to the consolidated condensed financial statements. Under the indenture of the 11% senior notes, we are obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. In compliance with this requirement, we initiated a tender offer at par to the holders of the senior notes on June 25, 2007, which expired on July 24, 2007.

In connection with the tender offer on the senior notes described above and the reclassification of the senior notes from long-term to short-term at March 31, 2007, the unamortized balance of the debt issuance costs of $3.5 million and the debt discount of $2.4 million were written off during fiscal year 2007.

On or after June 15, 2007, we may, at our option, redeem all or part of the senior notes at the redemption prices set forth below plus accrued and unpaid interest on the senior notes if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2007	105.500%
2008	102.750%
2009 and thereafter	100.000%

The Company may, at its option, redeem all or part of the subordinated notes at 100.0% of par plus accrued and unpaid interest on the subordinated notes.

Notices of Redemption were initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par plus accrued and unpaid interest and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par plus accrued and unpaid interest. On July 27, 2007 the senior notes and the subordinated notes were redeemed and paid. During the second quarter of fiscal year 2008, we will record a charge of approximately $9.4 million for the call premium on the redemption of the senior notes as more fully described in Note 9. “Subsequent Events” to the consolidated condensed financial statements.

On June 18, 2007, DOIC entered into new financing agreements with GECC pursuant to which DOIC may borrow up to $145.0 million including $40.0 million in revolving debt. Proceeds from this financing will be used in conjunction with the proceeds of the previously completed sale of our European businesses to redeem the senior notes and the subordinated notes, to reduce and refinance the Company’s existing debt, to pay fees and expenses in connection therewith and for working capital and general corporate purposes. The credit agreements governing these new financing arrangements contain customary financial covenants that the Company must comply with on a quarterly basis relating to its leverage ratios, fixed charge coverage ratio, cumulative EBITDA and an annual capital expenditure threshold, all as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to the Company’s Annual Report on Form 10-K filed on June27, 2007. The borrowings under the financing arrangements will accrue interest at one of the following rates, at the Company’s option: (i) in the case of a base rate loan, at the base rate plus the applicable margin; (ii) if a eurodollar rate loan, at the eurodollar rate plus the applicable margin; and (iii) in the case of swing line loans and all other obligations under the financing agreements, at the base rate plus the applicable margin. The applicable margin is initially, with respect to each of base rate loans and eurodollar rate loans, a fixed percentage, per annum, and thereafter, with respect to the revolving loans, swing line loans and term loans, a percentage, per annum, determined by reference to the leverage ratio in effect from time to time.

DOIC incurred $6.7 million in debt issuance costs related to the new credit facilities with GECC are amortizing these costs over the remaining terms of the facilities.

In connection with the refinancing, on June 25, 2007, DOIC terminated its credit facility which would have expired on January 4, 2009, with Bank of America (the “BofA Credit Facility”) to provide for a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sub-limit for standby and documentary letters of credit. The BofA Credit Facility bore interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at June 30, 2007.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 –3 years	4 – 5 years	After 5 years
Long-term debt – 11.0% Notes	$175,000	$175,000	$—	$—	$—
Long-term debt – 10.0% Notes	64,520	64,520	—	—	—
Senior secured credit facility	105,000	600	3,000	101,400	—
Capital lease obligations	879	612	267	—	—
Other long-term obligations	15,291	14,909	188	79	115
Restructuring payment obligations (1)	4,708	2,941	1,767	—	—
Operating lease obligations	49,876	11,824	18,183	8,285	11,584
Purchase obligations	17,726	17,726	—	—	—

Total contractual obligations	$433,000	$288,132	$23,405	$109,764	$11,699

(1)	Includes amounts as part of restructuring plans committed to by management.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares, or the participating shares, for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. In accordance with the terms of their issue, dividends were payable in the form of additional participating shares in the period through to December 2004. The terms of DOIC’s financing agreements with GECC restrict the payment of cash dividends. Accordingly, dividends, which are cumulative, were paid in the form of additional participating shares from issuance to December 2004. At that time, we were obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which includes our credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of June 30, 2007 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock which includes an additional 133,619 participating shares in respect of payment-in-kind dividends.

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

In order to manage our liquidity and capital requirements beyond redemption dates, we are likely either to pursue alternative financing arrangements or modifications in relation to the relevant requirements in relation to the redemption of the participating shares.

General Electric Capital Corporation

We have an agreement with GECC under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For three months ended June 30, 2007 and 2006, we were not required to make any penalty payments to GECC.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective April 1, 2007. As a result of the adoption of FIN 48, the Company has $10.5 million of unrecognized tax benefits recorded. Of this $0.6 million would affect the Company’s effective tax rate, if recognized. Of this amount, less than $0.1 million was recorded as a reduction to the April 1, 2007 retained earnings balance.

The Company files numerous income tax returns in the U.S. at the federal, state and local levels, and in certain foreign jurisdictions. The Company has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by taxing authorities for years prior to the fiscal year ended March 31, 2004. The Company is not currently under audit by the Internal Revenue Service but is currently under audit in certain state and local jurisdictions. Returns filed in the United Kingdom for tax years ended March 31, 2005 and 2006, are currently under review. We have filed claims in certain jurisdictions to assert our position should the law be clarified by judicial means. At this point in time, we believe it is unlikely that we will receive any benefit from these claims, but we will continue to monitor developments until the issues are fully resolved. Accordingly, we have not included any benefit for these claims in the amount of unrecognized tax benefits.

As a result of the implementation of FIN 48, the Company recognized a $2.1 million decrease in assets for unrecognized tax benefits associated with federal net operating losses, a $0.6 million decrease in assets for unrecognized tax benefits associated with state net operating losses and a $3.8 million decrease in assets for unrecognized tax benefits associated with foreign net operating losses. Included in the balance of unrecognized tax benefits at April 1, 2007 is $5.0 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months. This amount represents a decrease in unrecognized tax benefits from prior periods comprised of items related to the expiration of statues in various jurisdictions.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of the date of adoption, the Company has accrued $0.2 million of interest and penalties related to unrecognized tax benefits.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. FAS 157 is effective for Danka beginning April 1, 2008 although early adoption is permitted. The Company does not expect FAS 157 to have a material impact on its historical consolidated financial position and results of operations, but could have an impact on the measurement of assets and liabilities acquired following the effective date of the new standard.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our market risk is primarily limited to fluctuations in interest rates as they pertain to our borrowings under our credit facility, while the 11.0% senior notes and the 10.0% subordinated notes bear a fixed rate.

We had outstanding $64.5 million of subordinated notes that have a fixed annual interest rate of 10.0% and interest payments of $3.2 million for the subordinated notes were to be paid every six months on April 1 and October 1. The subordinated notes mature on April 1, 2008. The Company redeemed and paid the subordinated notes at par plus accrued and unpaid interest on July 27, 2007.

We had outstanding $175.0 million aggregate principal amount of senior notes that had a fixed annual interest rate of 11.0% and interest payments of $9.6 million for the senior notes were to be paid every six months on June 15 and December 15. The senior notes mature on June 15, 2010. The Company redeemed and paid the senior notes at 105.5% of par plus accrued and unpaid interest on July 27, 2007.

We also had a credit facility with Bank of America (the “BofA Credit Facility”) that was to expire on January 4, 2009, to provide a $50.0 million, senior secured revolving credit facility, which includes a $30.0 million sublimit for standby and documentary letters of credit. The BofA Credit Facility bore interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon. The Company terminated this agreement on June 25, 2007.

We completed financing arrangements with GECC on June 25, 2007 to provide for a $105 million term loan and a $40.0 million revolving credit facility. The borrowings under these financing arrangements will accrue interest at one of the following rates, at DOIC’s option: (i) in the case of a base rate loan, at the base rate plus the applicable margin; (ii) if a eurodollar rate loan, at the eurodollar rate plus the applicable margin; and (iii) in the case of swing line loans, at the base rate plus the applicable margin. The applicable margin is initially, with respect to each of base rate loans and eurodollar rate loans, a fixed percentage, per annum, and thereafter, with respect to the revolving loans, swing line loans and term loans, a percentage, per annum, determined by reference to the leverage ratio in effect from time to time.

Market Risk

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our credit facilities with GECC.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services relating to the Company’s 401(k) plan during the three months ended June 30, 2007.

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

Notices of Redemption were initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par plus accrued and unpaid interest and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par plus accrued and unpaid. On July 27, 2007, the senior notes and subordinated notes were redeemed and paid as more fully described in Note 9. “Subsequent Events” to the consolidated condensed financial statements.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description
10.69	Employment Agreement dated September 15, 2006 between Danka Office Imaging Company and Rod Denzer.

10.70	Change of Control Agreement dated July 5, 2006 between Danka Business Systems PLC, Danka Office Imaging Company and Rod Denzer.

10.71	Employment Agreement dated September 15, 2006 between Danka Office Imaging Company and William Troxil.

10.72	Change of Control Agreement dated November 17, 1998 between Danka Business Systems PLC, Danka Office Imaging Company and William Troxil.

10.73	Employment Agreement dated June 30, 2002 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Donald Thurman.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: August 2, 2007	/s/ Edward K. Quibell
Edward K. Quibell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
10.69	Employment Agreement dated September 15, 2006 between Danka Office Imaging Company and Rod Denzer.

10.70	Change of Control Agreement dated July 5, 2006 between Danka Business Systems PLC, Danka Office Imaging Company and Rod Denzer.

10.71	Employment Agreement dated September 15, 2006 between Danka Office Imaging Company and William Troxil.

10.72	Change of Control Agreement dated November 17, 1998 between Danka Business Systems PLC, Danka Office Imaging Company and William Troxil.

10.73	Employment Agreement dated June 30, 2002 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Donald Thurman.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.