Form 10-Q
period 2007-09-30
DANKA BUSINESS SYSTEMS PLC
filed 2007-11-06
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2007: The registrant had 259,133,748 ordinary shares outstanding with par value of 1.25 pence, including 237,193,319 shares represented by 59,298,579 American Depositary Shares (“ADSs”). Each ADS represents four ordinary shares. The ADSs are evidenced by American Depositary Receipts.

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

Loss from Continuing Operations—We generated losses from continuing operations of $13.6 million and $17.6 million during the three and six months ended September 30, 2007, respectively, primarily as a result of lower revenues, increased selling, general and administrative expenses as a percentage of revenue and the loss on the early extinguishment of debt. If we are not able to increase our revenue and continue to improve our gross margins or reduce our operating costs, losses may result in the future. As we continue to evaluate our business and strategies, we could incur future losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not meet the financial ratios and other covenants contained in our senior secured credit facility.

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

Indebtedness—At September 30, 2007, we had consolidated indebtedness of $125.7 million, including current maturities of long-term debt and notes payable of $21.1 million. Our indebtedness includes $124.4 million of indebtedness under our credit facilities with General Electric Capital Corporation (“GECC”) as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

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

The credit agreements governing our financing agreements contain customary financial covenants that we must comply with on a quarterly basis relating to our leverage ratios, fixed charge coverage ratio, cumulative earnings before interest, taxes, depreciation and amortization (“EBITDA”) and an annual capital expenditure threshold, all as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to the Company’s Annual Report on Form 10-K filed June 27, 2007.

The borrowing base related to the new financing arrangements with GECC are subject to certain multiples of adjusted EBITDA as more fully described in the credit agreements and therefore, the cash availability that we have under the financing arrangements are reliant on the Company meeting these adjusted EBITDA multiples.

Credit Facilities—The credit agreements governing Danka Office Imaging Company’s (“DOIC’s”) financing agreements with GECC, contains representations, warranties and covenants that, among other things, limit DOIC’s ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; (8) engage in mergers, acquisitions or consolidations; (9) prepay subordinated debt; (10) enter into certain contractual obligations; and (11) modify certain agreements governing its indebtedness. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the credit agreements contain customary financial covenants that we must comply with on a quarterly basis.

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

Business Processes and Policies—We have identified instances in the past where we did not have adequate processes in place or our business processes and policies had not been properly implemented or followed, which resulted in, among other things, poor billing and credit practices, weak customer contract management, excessive and undisciplined issuances of customer credits, inaccurate customer data and inadequate document retention. In fiscal year 2007, we implemented improvements that remediated a previously-disclosed material weakness in this area. Although we no longer have a material weakness in this area, we continue to address these issues and implement further improvements to ensure that adequate processes are in place related to customer billing.

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

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three and Six Months Ended September 30, 2007 and 2006

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Revenue:
Retail equipment, supplies and related sales	$47,527	$48,032	$93,689	$102,109
Retail service	54,585	57,961	111,814	120,902
Rentals	3,133	3,027	6,016	8,059

Total revenue	105,245	109,020	211,519	231,070

Cost of sales:
Retail equipment, supplies and related sales costs	33,415	34,553	65,622	72,942
Retail service costs	33,532	36,349	67,833	73,592
Rental costs, including depreciation on rental assets	1,533	647	2,852	1,833

Total cost of sales	68,480	71,549	136,307	148,367

Gross profit	36,765	37,471	75,212	82,703
Operating expenses:
Selling, general and administrative expenses	37,214	36,848	73,498	77,041
Restructuring (credits) charges	(1,033)	247	225	6,308
Loss on sale of subsidiary	—	6	—	2,512
Other income	(227)	(482)	(1,122)	(64)

Total operating expenses	35,954	36,619	72,601	85,797

Operating earnings (loss) from continuing operations	811	852	2,611	(3,094)
Interest expense	(5,587)	(7,551)	(12,467)	(14,910)
Interest income	1,214	47	3,065	72
Loss on early extinguishment of debt	(9,690)	—	(9,690)	—

Loss from continuing operations before income taxes	(13,252)	(6,652)	(16,481)	(17,932)
Provision for income taxes	373	468	1,095	935

Net loss from continuing operations	(13,625)	(7,120)	(17,576)	(18,867)
Earnings (loss) from discontinued operations, net of tax	(50)	3,662	(336)	3,421
Gain (loss) on sale of discontinued operations, net of tax	(710)	9,061	(1,429)	8,846

Net (loss) earnings	$(14,385)	$5,603	$(19,341)	$(6,600)

Net loss available to common shareholders:
Net loss from continuing operations	$(13,625)	$(7,120)	$(17,576)	$(18,867)
Dividends and accretion on participating shares	(6,049)	(5,693)	(12,010)	(11,299)

Net loss from continuing operations available to common shareholders	$(19,674)	$(12,813)	$(29,586)	$(30,166)

Basic and diluted net loss available to common shareholders per ADS:
Net loss from continuing operations per ADS	$(0.30)	$(0.20)	$(0.45)	$(0.47)
Net (loss) earnings from discontinued operations per ADS	(0.00)	0.20	(0.03)	0.19

Net loss per ADS	$(0.30)	$(0.00)	$(0.48)	$(0.28)

Weighted average basic ADSs	64,782	64,132	64,755	64,132

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of September 30, 2007 and March 31, 2007

(In thousands, except per share data)

	September 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,180	$17,594
Restricted cash	12,841	163,979
Accounts receivable, net of allowances	40,060	44,180
Inventories	31,051	31,681
Prepaid expenses, deferred income taxes and other current assets	8,035	17,607

Total current assets	99,167	275,041
Equipment on operating leases, net	7,928	9,241
Property and equipment, net	20,178	22,637
Goodwill	93,489	93,489
Other intangible assets, net of accumulated amortization	504	554
Other assets	20,282	16,086

Total assets	$241,548	$417,048

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$21,146	$186,078
Accounts payable	54,432	66,231
Accrued expenses and other current liabilities	27,582	45,830
Taxes payable	10,892	8,468
Deferred revenue	5,540	5,875

Total current liabilities	119,592	312,482
Long-term debt and notes payable, less current maturities	104,582	65,215
Deferred income taxes and other long-term liabilities	8,216	11,271

Total liabilities	232,390	388,968

6.5% senior convertible participating shares	356,497	344,487
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,392	5,386
Additional paid-in capital	331,032	330,587
Accumulated deficit	(683,763)	(652,380)

Total shareholders’ equity (deficit)	(347,339)	(316,407)

Total liabilities and shareholders’ equity (deficit)	$241,548	$417,048

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Six Months Ended September 30, 2007 and 2006

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(19,341)	$(6,600)
Loss (earnings) from discontinued operations	1,765	(12,267)

Loss from continuing operations	(17,576)	(18,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,745	7,358
Deferred income taxes	729	(608)
Amortization of debt issuance costs	489	941
Loss on early extinguishment of debt	9,690	—
Non-cash stock-based compensation	410	—
Gain on sale of property & equipment and equipment on operating leases	(720)	(249)
Proceeds from sale of equipment on operating leases	198	163
Loss on sale of subsidiary, net	—	2,103
Restructuring charges	225	6,308
Changes in net assets and liabilities:
Accounts receivable	4,120	9,429
Inventories	630	3,614
Prepaid expenses and other current assets	(45)	(1,043)
Other non-current assets	(223)	(715)
Accounts payable	(11,800)	(13,094)
Accrued expenses and other current liabilities	(23,720)	(1,765)
Deferred revenue	(335)	388
Other long-term liabilities	(774)	(1,077)

Net cash used in continuing operating activities	(31,957)	(7,114)
Net cash used in discontinued operating activities	(1,765)	(18,742)

Net cash used in operating activities	(33,722)	(25,856)

Investing activities:
Capital expenditures	(3,908)	(4,842)
Proceeds from sale of discontinued operations	12,500	11,889
Restricted cash	(12,500)	—
Proceeds from the sale of property and equipment	1,508	175

Net cash (used in) provided by continuing investing activities	(2,400)	7,222
Net cash used in discontinued investing activities	—	(2,910)

Net cash (used in) provided by investing activities	(2,400)	4,312
Financing activities:
Borrowings under line of credit agreements	24,580	27,000
Payments under line of credit agreements	(15,178)	(26,014)
Payments under capital lease arrangements	(297)	(684)
Payment of long term debt	(249,058)	—
Proceeds from debt issuance	105,000	—
Payment of debt issue costs	(3,589)	—
Restricted cash	164,250	—

Net cash provided by continuing financing activities	25,708	302
Net cash used in discontinued financing activities	—	(173)

Net cash provided by financing activities	25,708	129

Effect of exchange rates	—	2,158

Net decrease in cash and cash equivalents	(10,414)	(19,257)
Cash and cash equivalents from continuing operations, beginning of period	17,594	24,467
Cash and cash equivalents from discontinued operations, beginning of period	—	30,087
Cash and cash equivalents from discontinued operations, end of period	—	(23,817)

Cash and cash equivalents from continuing operations, end of period	$7,180	$11,480

Supplemental disclosures-cash flow information
Interest paid	19,630	15,323
Income taxes paid	1,700	1,116

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated condensed financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of and for the three and six months ended September 30, 2007 and 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.

The Company’s operations have historically experienced lower revenue during the second quarter of its fiscal year, which is the three month period ended September 30. This is primarily due to lower levels of service revenue from governmental agencies, such as school districts. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during the second quarter. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

The consolidated condensed financial statements contained herein as of and for the three and six months ended September 30, 2007 and September 30, 2006 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2007 were delivered to the Registrar of Companies for England and Wales on October 15, 2007. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Segment information: The Company consists of one operating segment, the sale of office imaging equipment and related supplies and services in the United States.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective April 1, 2007. As a result of the adoption of FIN 48, the Company has $12.9 million of unrecognized tax benefits recorded. Of this, $3.0 million would affect the Company’s effective tax rate, if recognized. Of this amount, less than $0.1 million was recorded as a reduction to the April 1, 2007 retained earnings balance.

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

As a result of the implementation of FIN 48, the Company recognized a $2.1 million decrease in assets for unrecognized tax benefits associated with federal net operating losses, a $0.6 million decrease in assets for unrecognized tax benefits associated with state net operating losses and a $3.8 million decrease in assets for unrecognized tax benefits associated with foreign net operating losses. Included in the balance of unrecognized tax benefits at April 1, 2007 is $7.4 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months. This amount represents a decrease in unrecognized tax benefits from prior periods comprised of items related to the expiration of statutes in various jurisdictions and amended returns in the U.K.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of September 30, 2007, the Company has accrued $0.6 million of interest and penalties related to unrecognized tax benefits.

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

Note 3. Restructuring Charges (Credits)

Fiscal Year 2007 Plan: In fiscal year 2007, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. These charges were accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Post Retirement Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of these plans, the Company recorded a $5.5 million restructuring charge in fiscal year 2007 consisting of $2.0 million relating to severance charges due to additional cost reduction efforts and $3.5 million in facility costs primarily related to the Company’s Field Support Office in St. Petersburg, Florida.

During the second quarter of fiscal year 2008, the Company eliminated the remaining reserve related to its Field Support office due to favorable sublease negotiations. The remaining obligation relating to this facility consists of broker fees incurred as part of the sublease agreement. The obligation is expected to be paid by the end of fiscal year 2008. Cash outlays for severance and facilities during the period were $0.3 million and $0.9 million, respectively. Payments for the 2007 plan are expected to continue until March 2008.

The remaining liability of the fiscal year 2007 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at September 30, 2007
Severance	$2,032	$662	$—	$(303)	$359
Future lease obligations on facility closures	3,495	1,656	(43)	(942)	671

Total	$5,527	$2,318	$(43)	$(1,245)	$1,030

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

During fiscal year 2008, the Company recorded $0.1 million of restructuring charge related to facilities. Cash outlays for facilities during the period were $0.2. Payments for the remaining 2005 Plan obligations are expected to continue through July 2009.

The remaining liability of the 2005 Plan restructuring charge of $0.1 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at September 30, 2007
Severance	$6,562	$—	$—	$—	$—
Future lease obligations on facility closures	960	214	83	(193)	104

Total	$7,522	$214	$83	$(193)	$104

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

During fiscal year 2008, the Company recorded $0.2 million of fiscal year 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2008 were $0.6 million. Payments for the remaining 2004 Plan obligations are expected to continue through November 2011.

The remaining liabilities of the 2004 Plan restructuring charge of $0.5 million and $1.0 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at September 30, 2007
Severance	$5,747	$—	$—	$—	—
Future lease obligations on facility closures	20,382	1,875	202	(552)	1,525

Total	$26,129	$1,875	$202	$(552)	$1,525

Note 4. Discontinued Operations

European operations

During fiscal year 2007, the Company completed the sale of its European businesses. Pursuant to a share purchase agreement (the “Share Purchase Agreement”) dated as of October 12, 2006 among Danka Business Systems PLC, certain of its subsidiaries (Danka Business Systems PLC and such subsidiaries collectively referred to hereinafter as “Danka,” or the “Company”) and Ricoh Europe B.V. (“Ricoh”), the Company sold its European businesses to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, including an upward purchase price adjustment of U.S. $5 million. During fiscal year 2008, the Company received $12.5 million consisting of the $5.0 million purchase price adjustment and a $7.5 million holdback. The operating activities of the Company’s European operations (including several non-operating companies not purchased by Ricoh) have been reported as discontinued operations and the consolidated condensed financial statements have been adjusted to reflect this presentation. Summarized information for the European operations is set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$115,749	$—	$241,297
Net earnings (loss) from discontinued operations, net of tax	(50)	3,286	(336)	3,025
Provision (benefit) for income taxes on discontinued operations	(73)	(59)	128	(1,596)
Gain (loss) on sale of discontinued operations, net of tax	(690)	(648)	(1,409)	(863)

The indenture governing the Company’s 11.0% senior notes due June 15, 2010 restricted the use of the net proceeds (as defined in the indenture) from the sale of the Company’s European businesses as more fully describe in Note 6. “Debt” to the consolidated condensed financial statements.

In addition, per the terms of the sale agreement, the Company established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. This escrow reduced the net proceeds from the sale of the European businesses and is included as part of the Company’s restricted cash balance at September 30, 2007 of which $5.0 million has been classified as long-term.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$9,477	$—	$22,058
Net earnings from discontinued operations	—	278	—	561
Gain on sale of discontinued operations	—	9,709	—	9,709

Other

During fiscal year 2006, the Company sold its operations in Canada and Central and South America. Summarized information is set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Net earnings (loss) from discontinued operations	—	98	—	(165)
Loss on sale of discontinued operations	(20)	—	(20)	—

Note 5. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the number of ADSs shown in the table below are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2007 and 2006, because their effect would be anti-dilutive. ADS equivalents from stock options shown in the table below are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2007 and 2006, because their effect would be anti-dilutive.

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Potential ADSs issuance from:
6.5% senior convertible participating shares	28,495	26,716	28,269	26,504
Stock options	4,264	5,494	4,264	5,508

Note 6. Debt

Debt consists of the following as of September 30, 2007 and March 31, 2007:

	September 30, 2007	March 31, 2007
10.0% subordinated notes due April 2008	$—	$64,520
11.0% senior notes due June 2010	—	175,000
Senior secured credit facilities	104,850	—
Capital lease obligations	730	1,026
Borrowings on revolving credit lines bearing interest of prime plus 3.25%	19,580	10,000
Borrowings on various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	568	747

Total debt and notes payable	125,728	251,293
Less current maturities of long-term debt and notes payable	(21,146)	(186,078)

Long-term debt and notes payable, less current maturities	$104,582	$65,215

The indenture governing the senior notes restricted the use of the net proceeds (as defined in the indenture) from the sale of the Company’s European businesses. Per the terms of the indenture, the use of these net proceeds was restricted to the following:

•	Repayment of indebtedness under the Company’s credit facility with a corresponding reduction in the amount available under the facility;

•	Acquisitions of other companies;

•	Capital expenditures; and

•	Acquisitions of other long-term assets deemed useful by the Company.

Within 365 days from the date of the sale, the Company was obligated to make a tender offer at par for the outstanding 11.0% senior notes, using the balance of the net proceeds that has not been used for the permitted expenditures listed above. In compliance with this requirement, the Company initiated a tender offer at par to the holders of the senior notes on June 25, 2007, which expired on July 24, 2007. Two holders of the senior notes accepted the tender offer and the Company redeemed and paid $4.4 million, which included an aggregate principal amount of $4.3 million plus accrued and unpaid interest, to the holders of the senior notes that accepted the tender.

In connection with the tender offer on the senior notes described above and the reclassification of the senior notes from long-term to short-term at March 31, 2007, the unamortized balance of the debt issuance costs of $3.5 million and debt discount of $2.4 million were written off during fiscal year 2007.

On or after June 15, 2007, the Company had the right to, at its option, redeem all or part of the senior notes at the redemption prices set forth below plus accrued and unpaid interest on the senior notes if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2007	105.500%
2008	102.750%
2009 and thereafter	100.000%

The Company had the right to, at its option, redeem all or part of the subordinated notes at 100.0% of par plus accrued and unpaid interest on the subordinated notes.

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par plus accrued and unpaid interest. On July 27, 2007, the Company redeemed and paid $186.1 million, which included an aggregate principal amount of $170.7 million plus a 5.5% call premium and accrued and unpaid interest, to the holders of the remaining senior notes. During the second quarter of fiscal year 2008, the Company recorded a charge of approximately $9.4 million for the call premium on the redemption of the remaining senior notes and $0.3 million of other costs relating to the remaining debt issues cost on the Company’s terminated credit facility with Bank of America as discussed below.

A Notice of Redemption was initiated by the Company on June 25, 2007 to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par plus accrued and unpaid interest. On July 27, 2007, the Company redeemed and paid $66.6 million, which included an aggregate principal amount of $64.5 million plus accrued and unpaid interest, to the holders of the subordinated notes.

The following table sets forth the effect of the tender offer and redemption of the senior notes and the redemption of the subordinated notes on the Company’s indebtedness during the three months ended September 30, 2007:

	Debt as of June 30, 2007	Tender Offer Payments	Call Premium	Redemption Payments	Other (payments) / borrowings	Debt as of September 30, 2007
11% senior notes, due 2010	$175,000	$(4,310)	$9,388	$(180,078)	$—	$—
10% subordinated notes, due 2008	64,520	—	—	(64,520)	—	—
Senior secured credit facilities	105,000	—	—	—	(150)	104,850
Capital leases	879	—	—	—	(149)	730
Other long-term obligations	15,291	—	—	—	4,857	20,148

Total	$360,690	$(4,310)	$9,388	$(244,598)	$4,558	$125,728

On June 18, 2007, DOIC entered into new financing agreements with GECC pursuant to which DOIC may borrow up to $145.0 million including $40.0 million in revolving loans. Proceeds from this financing were used in conjunction with the proceeds of the previously completed sale of our European businesses to redeem the senior notes and the subordinated notes, to reduce and refinance the Company’s existing debt, to pay fees and expenses in connection therewith and for working capital and general corporate purposes. The credit agreements governing DOIC’s financing agreements contain customary financial covenants that the Company must comply with on a quarterly basis relating to its leverage ratios, fixed charge coverage ratio, cumulative EBITDA and an annual capital expenditure threshold, all as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to the Company’s Annual Report on Form 10-K filed June 27, 2007. The borrowings under DOIC’s financing agreements will accrue interest at one of the following rates, at the Company’s option: (i) in the case of a base rate loan, at the base rate plus the applicable margin; (ii) if a eurodollar rate loan, at the eurodollar rate plus the applicable margin; and (iii) in the case of swing line loans and all other obligations under the financing agreements, at the base rate plus the applicable margin. The applicable margin is initially, with respect to each of base rate loans and eurodollar rate loans, a fixed percentage, per annum, and thereafter, with respect to the revolving loans, swing line loans and term loans, a percentage, per annum, determined by reference to the leverage ratio in effect from time to time.

As of September 30, 2007, the borrowing base for the revolving credit facility was $29.5 million and DOIC had $19.6 million of borrowings under the revolver. In addition, the DOIC had $1.3 million of exposure on the revolver for various letters of credit issued on its behalf. These amounts are included in “Current maturities of long-term debt and notes payable” on the consolidated condensed balance sheet. The borrowing base fluctuates each month and is generally highest at the end of the quarter. The borrowing base related to the new financing arrangements with GECC are subject to certain multiples of adjusted EBITDA as more fully described in the credit agreements and therefore, the cash availability that we have under the financing arrangements are reliant on the Company meeting these adjusted EBITDA multiples.

DOIC incurred $7.4 million in debt issuance costs relating to its new credit facilities with GECC and is amortizing these costs over the remaining terms of the facilities. The remaining balance of the unamortized costs was $6.9 million at September 30, 2007.

In connection with the refinancing, on June 25, 2007, DOIC terminated the credit facility which was to expire on January 4, 2009 with Bank of America (the “BofA Credit Facility”), which provided for a $50.0 million, senior secured revolving credit facility, including a $30.0 million sub-limit for standby and documentary letters of credit. The BofA Credit Facility bore interest at an annual rate equal to, at our option, (a) the sum of the rate of interest publicly announced from time to time by Bank of America as its prime or base rate of interest plus the applicable margin thereon or (b) the sum of LIBOR for interest periods at our option of one, two, three or nine months plus the applicable margin thereon.

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

Note 8. Income Taxes

The Company recorded an income tax provision of $1.1 million in the first six months of fiscal year 2008 and a tax provision of $0.9 million in the first six months of fiscal year 2007. The tax provision for the current period resulted from a $0.7 million increase in the valuation allowance against deferred taxes and $0.4 million in minimum taxes and other charges. The tax provision in the prior period resulted from a $0.7 million increase in the valuation allowance against deferred taxes and $0.2 million in minimum taxes and other charges.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at September 30, 2007 and 2006 in most jurisdictions and therefore a valuation allowance has been recorded to reserve a portion of its deferred tax assets at September 30, 2007 and 2006 in these jurisdictions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Danka Business Systems PLC (also referred to herein as “Danka”, the “Company”, “we”, “us” or “our”) is one of the leading independent providers of print products and services in the United States. We provide comprehensive document solutions that include office imaging equipment, document related software, related services and supplies that assist our customers with the management of their output requirements. These solutions are designed to improve business processes, reduce costs and increase productivity. We offer a broad selection of digital office imaging products including copiers, multi-function peripherals (“MFPs”), facsimile machines and printers that we integrate with an open architecture portfolio of software that has been carefully selected for optimum performance. We also provide a wide range of contract services, equipment maintenance, supplies, leasing arrangements, technical support and training primarily on the installed base of equipment created by our retail equipment, supplies and related sales.

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

•

Allowances for billing disputes and inaccuracies: Billed revenues are reduced based on estimates derived by historically based statistical analysis. Measurement of such allowance requires consideration of prior experience, including the need to adjust for current conditions and judgments about probable effects.

Changes to these estimates in the range of 15% or less would not have a material adverse or positive effect on our financial position and results of operations. The difference between actual write-offs and estimated allowances has not been material.

The following table summarizes our net accounts receivable:

	September 30, 2007	March 31, 2007
Accounts receivable, gross	$54,399	$61,547
Allowance for doubtful accounts and billing disputes and inaccuracies	(14,339)	(17,367)

Accounts receivable, net	$40,060	$44,180

Allowance for doubtful accounts as a % of gross accounts receivable	26.4%	28.2%

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

The difference between actual write-offs and recorded reserves has not been material.

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

Revenue from retail equipment, supplies and related sales, including revenue allocated to equipment sales as discussed above, is recognized upon proof of delivery to the customer. In the case of equipment sales financed by third party finance/leasing companies, revenue is recognized at the later of proof of delivery to the customer or credit acceptance by the finance/leasing company. In addition, for the sale of certain digital equipment that requires a comprehensive setup by us before it can be used by a customer, revenue is recognized upon the customer’s written confirmation of delivery and installation. Supply sales to customers are recognized at the time of shipment unless supply sales are included in a service contract, in which case supply sales are recognized upon equipment usage by the customer.

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

Deferred Income Taxes—In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at September 30, 2007. Consequently, we have a valuation allowance against net deferred tax assets in all jurisdictions at September 30, 2007.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $93.5 million as of September 30, 2007. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

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

Restructuring Charges—We recognized restructuring charges for the consolidation of back office functions, exiting non-strategic real estate facilities and reducing headcount. These charges are recorded pursuant to formal plans developed and approved by management. These charges are accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Post Retirement Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and the recognition of restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 3. “Restructuring Charges (Credits)” to the consolidated condensed financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Financial Condition

	September 30, 2007	March 31, 2007
Total assets	$241,548	$417,048
Total liabilities	$232,390	$388,968
Working capital	$(20,425)	$(37,441)
Liabilities to liabilities and capital	96%	93%
Inventory turnover ratio	4 x	5 x

Total assets as of September 30, 2007 decreased $175.5 million or 42.1% compared to March 31, 2007. This decrease was primarily the result of decreased cash due to the repayment of our senior and subordinated notes during the current quarter. There were also decreases in our accounts receivable due to better collections and lower revenue offset by an increase in other assets due the debt issue costs incurred on our new financing agreements with GECC.

Total liabilities (which does not include our 6.5% convertible participating shares) decreased $156.6 million from March 31, 2007, or 40.3%. This decrease was primarily the result of the repayment of our senior and subordinated notes during the current quarter and decreases in our accounts payable and accrued expenses in an effort to stay current with our vendors offset by increased debt due to our new financing arrangements.

Working capital, defined as current assets less current liabilities, increased by $17.0 million or 45.4% at September 30, 2007 compared to March 31, 2007. This increase is a direct result of our new financing arrangement and the other factors discussed above.

Liabilities to liabilities and capital increased 3.0% at September 30, 2007 compared to March 31, 2007, due to our new financing arrangement.

For the period ending September 30, 2007, our annualized inventory turnover ratio decreased to 4x from 5x at March 31, 2007 due to lower cost of sales due to decreased revenue.

Results of Continuing Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated condensed statements of operations:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Revenue:
Retail equipment, supplies and related sales	45.1%	44.0%	44.3%	44.2%
Retail service	51.9	53.2	52.9	52.3
Rentals	3.0	2.8	2.8	3.5

Total revenue	100.0	100.0	100.0	100.0
Cost of sales	65.1	65.6	64.4	64.2

Gross profit	34.9	34.4	35.6	35.8

Selling, general and administrative expenses	35.4	33.8	34.8	33.3
Restructuring charges (credits)	(1.0)	0.2	0.1	2.7
Loss on sale of subsidiary	—	—	—	1.1
Other expense (income)	(0.2)	(0.4)	(0.5)	—

Operating earnings (loss) from continuing operations	0.7	0.8	1.2	(1.3)
Interest expense	(5.3)	(6.9)	(5.9)	(6.5)
Interest income	1.1	—	1.5	—
Loss on early extinguishment of debt	(9.2)	—	(4.6)	—

Earnings (loss) from continuing operations before income taxes	(12.7)	(6.1)	(7.8)	(7.8)
Provision (benefit) for income taxes	0.3	0.4	0.5	0.4

Net earnings (loss) from continuing operations	(13.0)%	(6.5)%	(8.3)%	(8.2)%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Retail equipment, supplies and related sales	(1.1)%	(19.3)%	(8.2)%	(17.7)%
Retail service	(5.8)	(12.8)	(7.5)	(10.6)
Rentals	3.5	(31.6)	(25.4)	(15.2)
Total revenue	(3.5)%	(16.4)%	(8.5)%	(14.0)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Retail equipment, supplies and related sales	29.7%	28.1%	30.0%	28.6%
Retail service	38.6	37.3	39.3	39.1
Rentals	51.1	78.6	52.6	77.3
Total Gross Margin	34.9%	34.4%	35.6%	35.8%

Six Months Ended September 30, 2007 compared to the Six Months Ended September 30, 2006

Revenue

Revenue includes customer purchases of office peripherals; supplies; software and related support products; professional, consulting and maintenance services; and leasing arrangements. For the six months ended September 30, 2007, our revenue decreased by $19.6 million or 8.5% from the six months ended September 30, 2006 with retail equipment, supplies and related sales declining $8.4 million or 8.2% to $93.7 million. Retail service revenue declined $9.1 million or 7.5% to $111.8 million and rental revenue was down $2.0 million or 25.4% to $6.0 million in the six months ended September 30, 2007.

Our retail equipment, supplies and related sales are declining due to new entrants and existing providers competing for product placement, and lower productivity of newly hired sales personnel. While we have added sales personnel in strategic locations, we continue to lack the necessary sales coverage throughout the United States to cover and protect our existing installed base, due to earlier cost cutting measures. This is inhibiting our ability to retain and upgrade customers as their contracts end and/or their machines age out. Year over year, our new product placements or new machines in field (“MIF”) decreased by 15%. This decrease in product placement is being partially offset by increases in average selling prices over all product lines of approximately 10%. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder the growth in this area of our business. Our supplies revenue decreased by $1.0 million year over year due to the sale of Image One, our wholly owned print services subsidiary, in fiscal year 2007.

Service revenue includes revenue from the maintenance and servicing of equipment and is driven by the total number MIF that we service. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and decreased MIF. Year over year, digital devices in our installed base grew 7.0%, and generated a lower average cost per copy charge than the analog devices. This decrease in copy charges from the conversion to digital devices has been offset, somewhat by a shift to color copies which tend to have a higher average per copy charge than traditional black and white copies. Revenue from color machines increased approximately 3.1% year over year and now represents 6.1% of total copies compared to 5.0% in the prior year period.

We are also experiencing a decline in our MIF due in part to lower hardware sales. During the first six months of fiscal year 2008, our net MIF decline was 4,036 machines resulting in a base service revenue decline of $1.1 million. In addition, pricing pressures from competition and enhanced technology are inhibiting price maintenance on renewals and new contracts entered into. This decline in MIF is expected to continue which will impact service revenue on a go-forward basis

Rental revenue declined by $2.0 million or 25.4% to $6.0 million in the six months ended September 30, 2007. During the year-ago period, revenue was recognized on rental equipment on contracts with certain governmental customers that had been delayed from fiscal year 2006.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, decreased slightly to 35.6% in the six months ended September 30, 2007 from 35.8% in the year-ago period.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $5.6 million and $6.0 million for the six months ended September 30, 2007 and 2006, respectively.

We receive vendor rebates based on arrangements with certain equipment vendors. Those arrangements typically require vendors to make incentive payments to the Company based on the volume of periodic purchases (dollar amounts, quantity of specific units, etc.). Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold. Credits to cost of sales during the six months ended September 30, 2007 were $4.3 million compared to $2.8 million in the prior year period.

Retail equipment, supplies and related sales margins increased to 30.0% from 28.6% in the year-ago period. This increase was primarily related to revised sales compensation plans that are focused on margin performance and vendor credits of $1.0 million received during the current year.

Retail service margins increased to 39.3% from 39.1%. The increase in retail service margins was a direct result of a reduction in fixed costs related to our service organization of approximately $3.3 million and an increase year over year of vendor credits of $0.6 million offset by the transition to all inclusive service contracts that contain provisions for service and consumables.

Rental margins decreased in the current year period compared to the year-ago period. During fiscal year 2006, we entered into a government contract with a 36 month term which requires annual purchase orders for budgetary purposes. Revenue and depreciation expense were expected to be recognized ratably over the contract term. However, a delay in the execution of the purchase order by the government entity caused us to defer all of the revenue we expected to recognize in fiscal year 2006 to fiscal year 2007. This resulted in an increase to our fiscal year 2007 gross profit as the depreciation associated with the deferred revenue was recognized in fiscal year 2006. In fiscal year 2008, our rental gross profit returned to historical levels resulting in a decrease in rental margins from 77.3% in fiscal year 2007 to 52.6% in fiscal year 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year decreased by $3.5 million or 4.6% from the year-ago period to $73.5 million from $77.0 million. The decrease in SG&A for the year resulted from a decrease in professional fees of $4.8 million year over year, primarily relating to the outsourcing agreements for our general and administrative functions, including lower variable costs due to lower transactions generated. This decrease was offset by increases in sales headcount and commission expenses of approximately $1.6 million in an effort to increase sales coverage in certain strategic markets. While we have added sales personnel in strategic locations, we are experiencing lower productivity due to these newly hired sales personnel and we continue to lack the necessary sales coverage throughout the United States to cover and protect our existing installed base, due to earlier cost cutting measures. Any inability by us to attract and retain qualified sales personnel may hinder our revenue growth. As a percentage of total revenue, SG&A expenses increased to 34.8% in the current year from 33.3% in the six months ended September 30, 2006. This was a direct result of our lower revenues.

Restructuring Charges (Credits)

In fiscal year 2007, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. During the prior fiscal year, we recorded $2.0 million of severance charges and $3.5 million of facility charges primarily relating to our Field Support Office. In addition, we recorded approximately $0.1 million in charges relating to our prior restructuring plans. During the current year, we recorded facility charges of $0.2 million relating to the 2007 plan.

Loss on Sale of Subsidiary

During fiscal year 2007, we sold our interest in our wholly-owned subsidiary, Image One, resulting in a loss of $2.5 million.

Other (Income) Expense

Other income for the current fiscal year primarily included a gain on the sale of a building during the first quarter of approximately $0.9. The prior year income included a gain of $0.5 million relating to grants from taxing authorities offset by amortization on intangibles related to our Image One subsidiary and foreign exchange losses.

Operating Earnings (Loss) from Continuing Operations

Our operating earnings from continuing operations was $2.6 million for the six months ended September 30, 2007 compared to a loss of $3.1 million in the prior year period. The increase in operating earnings for the current quarter was due to lower SG&A expenses, lower restructuring charges and the gain on the sale of a building offset by lower revenues and gross margin. The operating loss from continuing operations in the prior-year was principally due to increased restructuring charges and the loss on the sale of our wholly owned subsidiary discussed above.

Interest Expense and Interest Income

Interest expense decreased by $2.4 million or 16.4% due to the payoff of our senior and subordinated notes and our new financing agreements with GECC as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

Interest income increased $3.0 million due to increased cash balances as the result of the sale of our European businesses in the prior fiscal year.

Loss on Early Extinguishment of Debt

During the current fiscal year, we redeemed our senior and subordinated notes as more fully described in Note 6. “Debt” to the consolidated condensed financial statements, resulting in a loss of $9.7 million.

Income Taxes

We recorded a tax provision of $1.1 million during the six months ended September 30, 2007 and a tax provision of $0.9 million in the prior year period. The income tax provision in the current period resulted from a $0.7 million increase in the valuation allowance against deferred taxes and $0.4 million in minimum taxes and other charges. The income tax provision for the prior year period resulted from a $0.7 million increase in the valuation allowance against deferred taxes and $0.2 million in minimum taxes and other charges.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $17.6 million in the six months ended September 30, 2007 compared to a loss from continuing operations of $18.9 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.45 per ADS during the current period compared to net loss from continuing operations of $0.47 per ADS in the year-ago period.

Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

Revenue

For the three months ended September 30, 2007, our revenue decreased by $3.8 million or 3.5% from the three months ended September 30, 2006 with retail equipment, supplies and related sales declining $0.5 million or 1.1% to $47.5 million. Retail service revenue declined $3.4 million or 5.8% to $54.6 million, while rental revenue increased slightly to $3.1 million in the three months ended September 30, 2007.

Service revenue includes revenue from the maintenance and servicing of equipment and is driven by the total number of MIF that we service. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices. Quarter over quarter, the increase in our digital devices installed base generated a lower average cost per copy charge than the analog devices. This decrease in copy charges from the conversion to digital devices has been offset, somewhat by a shift to color copies which tend to have a higher average per copy charge than traditional black and white copies. Revenue from color machines increased approximately 6.1% quarter over quarter and represented 6.3% of total copies compared to 5.1% in the prior year period.

We are also experiencing a decline in our MIF due to decreases in our equipment sales. During the second quarter of fiscal year 2008, our net MIF declined by 2,480 machines resulting in a base service revenue decline of $0.6 million. Usage service revenue on these same machines decreased service revenue by approximately $0.5 million. In addition, pricing pressures from competition and enhanced technology are inhibiting price maintenance on renewals and new contracts entered into which resulted in a decrease in revenue of approximately $0.8 million.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, increased to 34.9% in the three months ended September 30, 2007 from 34.4% in the year-ago period.

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $2.9 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively.

We receive vendor rebates based on arrangements with certain equipment vendors. Those arrangements typically require vendors to make incentive payments to the Company based on the volume of periodic purchases (dollar amounts, quantity of specific units, etc.). Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold. Credits to cost of sales during the three months ended September 30, 2007 were $1.8 million compared to $1.2 million in the prior year quarter.

Retail equipment, supplies and related sales margins increased to 29.7% from 28.1% in the year-ago period. This increase was primarily related to revised sales compensation plans that are focused on margin performance.

Retail service margins increased to 38.6% from 37.3%. The increase in retail service margins was a direct result of a reduction in fixed costs related to our sales organization of approximately $1.3 million and an increase quarter over quarter in vendor credits of $0.5 million offset by the transition to all inclusive service contracts that contain provisions for service and consumables.

Rental margins decreased in the current year quarter compared to the year-ago period. During fiscal year 2006, we entered into a government contract with a 36 month term which requires annual purchase orders for budgetary purposes. Revenue and depreciation expense were expected to be recognized ratably over the contract term. However, a delay in the execution of the purchase order by the government entity caused us to defer all of the revenue we expected to recognize in fiscal year 2006 to fiscal year 2007. This resulted in an increase to our fiscal year 2007 gross profit as the depreciation associated with the deferred revenue was recognized in fiscal year 2006. In fiscal year 2008, our rental gross profit returned to historical levels resulting in a decrease in rental margins from 78.6% in fiscal year 2007 to 51.1% in fiscal year 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year quarter increased by $0.4 million or 1.0% from the year-ago period to $37.2 million from $36.8 million. This increase resulted from increased sales personnel costs and commission payments of approximately $1.7 million in an effort to increase sales coverage in certain strategic markets. Any inability by us to attract and retain qualified sales personnel may result in lower revenues overall. This increase was offset by a decrease in professional fees of $1.3 million primarily relating to our outsourcing agreements for our general and administrative functions. As a percentage of total revenue, SG&A expenses increased to 35.4% in the current quarter from 33.8% in the three months ended September 30, 2006. This was a direct result of our lower revenues.

Restructuring Charges (Credits)

During the current fiscal year quarter, we reversed the remaining provisions relating to our Field Support Office due to favorable sublease negotiations. This credit was offset by the broker fees of $0.7 million related to the sublease agreement. The prior year charge related to additional facility charges for prior restructuring plans.

Other (Income) Expense

Other income for the current fiscal year quarter resulted from grants from taxing authorities of $0.2 million. The prior year period included grants of $0.5 million.

Operating Earnings (Loss) from Continuing Operations

Our operating earnings from continuing operations decreased slightly to $0.8 million for the three months ended September 30, 2007 compared to earnings of $0.9 million in the prior year period.

Interest Expense and Interest Income

Interest expense decreased by $2.0 million or 26.0% due to the payoff of our senior and subordinated notes and our new financing agreements with GECC as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

Interest income increased $1.2 million due to increased cash balances as the result of the sale of our European businesses in the prior fiscal year.

Loss on Early Extinguishment of Debt

During the current fiscal year, we redeemed our senior and subordinated notes as more fully described in Note 6. “Debt” to the consolidated condensed financial statements, resulting in a loss of $9.7 million.

Income Taxes

We recorded a tax provision of $0.4 million during the three months ended September 30, 2007 and a tax provision of $0.4 million in the prior year period. The income tax provision in the current period resulted from a $0.4 million increase in the valuation allowance against deferred taxes. The income tax provision for the prior year period resulted from a $0.3 million increase in the valuation allowance against deferred taxes and $0.1 million in minimum taxes and other charges.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $13.6 million in the three months ended September 30, 2007 compared to a loss from continuing operations of $7.1 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.30 per ADS during the current period compared to net loss from continuing operations of $0.20 per ADS in the year-ago period.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first six months of fiscal years 2008 and 2007 as reported in our consolidated condensed statements of cash flows in the accompanying consolidated condensed financial statements:

	Six Months Ended September 30,
	2007	2006
Net cash used in operating activities	$(31,957)	$(7,114)
Net cash provided by (used in) investing activities	(2,400)	7,222
Net cash provided by financing activities	25,708	302
Effect of discontinued operations	(1,765)	(15,555)
Effect of exchange rates	—	2,158

Net decrease in cash	(10,414)	(12,987)
Cash and cash equivalents, beginning of period	17,594	24,467

Cash and cash equivalents, end of period	$7,180	$11,480

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

Generally, cash provided by operations, cash on the balance sheet and the availability on our credit facilities continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities for continuing operations during the first six months of fiscal years 2008 and 2007 was $32.0 million and $7.1 million, respectively. The cash flows from continuing operations during each period is a result of the continuing decline in our revenues and the resulting decline in our gross profit, payouts of restructuring, payouts of accrued professional fees and reductions in other accrued expenses. These uses of cash were offset somewhat by improved collections of accounts receivable. The increase year over year was primarily the result of lower accrued expenses due to lower restructuring charges.

Our net cash flow used in investing activities was $2.4 million for the first six months of fiscal years 2008. This outflow was the result of capital expenditures offset by $1.5 million generated on the sale of a building. Our net cash flow provided by investing activities was $7.2 million during the first six months of fiscal year 2007. This cash inflow was generated by the sale of our Australian subsidiary during the second quarter of fiscal year 2007 offset by capital expenditures.

Our net cash flow provided by financing activities during fiscal years 2008 and 2007 was $25.7 million and $0.3 million, respectively. The increase in cash flow during the current fiscal year was the result of borrowings on our new financing arrangement with GECC.

The Company also has restricted cash at September 30, 2007 of $17.8 million (of which $5.0 million is classified as long-term) primarily related to an escrow of $15.8 million established relating to the sale of our European operations as more fully described below and in Note 4. “Discontinued Operations” to the consolidated condensed financial statements.

During fiscal year 2007, we sold our European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as more fully described in Note 4. “Discontinued Operations” to the consolidated condensed financial statements. Under the indenture governing our 11% senior notes, we were obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. In compliance with this requirement, we initiated a tender offer at par to the holders of the senior notes on June 25, 2007, which expired on July 24, 2007 as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

The sale of our European operations was completed in anticipation of the repayment of our senior and subordinated notes in an effort to lower our interest expense (and subsequent payments) on a go forward basis. The cash contribution from our European operations generally had not been substantial enough to cover these interest payments. Also on June 25, 2007, DOIC completed new financing agreements with GECC pursuant to which DOIC may borrow up to $145.0 million including

$40.0 million in revolving loans as more fully described in Note 6. “Debt” to the consolidated condensed financial statements. Proceeds from this financing were used in conjunction with the proceeds of the previously completed sale of our European businesses to reduce and refinance our existing debt and enhance working capital. The credit agreements governing these new financing arrangements contain customary financial covenants that we must comply with on a quarterly basis relating to our leverage ratios, fixed charge coverage ratio, cumulative EBITDA and an annual capital expenditure threshold, all as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to the Company’s Annual Report on Form 10-K filed of June 27, 2007.

Notices of Redemption were initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par plus accrued and unpaid interest and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par plus accrued and unpaid interest. On July 27, 2007, the senior notes and subordinated notes were redeemed and paid and during the second quarter of fiscal year 2008, the Company recorded a charge of approximately $9.4 million for the call premium on the redemption of the senior notes as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

The borrowing base related to the new financing arrangements with GECC are subject to certain multiples of adjusted EBITDA as more fully described in the credit agreements and therefore, the cash availability that we have under the financing arrangements are reliant on the Company meeting these adjusted EBITDA multiples. We believe cash and cash equivalents on hand, together with availability of our financing arrangement with GECC, based on our estimated EBITDA performance, is sufficient to fund our cash requirements for the next twelve months.

Restructuring Charges (Credits)

Fiscal Year 2007 Plan: In fiscal year 2007, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. These charges were accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Post Retirement Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of these plans, the Company recorded a $5.5 million restructuring charge in fiscal year 2007 consisting of $2.0 million relating to severance charges due to additional cost reduction efforts and $3.5 million in facility costs primarily related to the Company’s Field Support Office in St. Petersburg, Florida.

During the second quarter of fiscal year 2008, the Company eliminated the remaining reserve related to its Field Support office due to favorable sublease negotiations. The remaining obligation relating to this facility consists of broker fees incurred as part of the sublease agreement. The obligation is expected to be paid by the end of fiscal year 2008. Cash outlays for severance and facilities during the period were $0.3 million and $0.9 million, respectively. Payments for the 2007 plan are expected to continue until March 2008.

The remaining liability of the fiscal year 2007 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at September 30, 2007
Severance	$2,032	$662	$—	$(303)	$359
Future lease obligations on facility closures	3,495	1,656	(43)	(942)	671

Total	$5,527	$2,318	$(43)	$(1,245)	$1,030

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

During fiscal year 2008, the Company recorded $0.1 million of restructuring charge related to facilities. Cash outlays for facilities during the period were $0.2. Payments for the remaining 2005 Plan obligations are expected to continue through July 2009.

The remaining liability of the 2005 Plan restructuring charge of $0.1 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at September 30, 2007
Severance	$6,562	$—	$—	$—	$—
Future lease obligations on facility closures	960	214	83	(193)	104

Total	$7,522	$214	$83	$(193)	$104

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

During fiscal year 2008, the Company recorded $0.2 million of fiscal year 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2008 were $0.6 million. Payments for the remaining 2004 Plan obligations are expected to continue through July 2011.

The remaining liabilities of the 2004 Plan restructuring charge of $.5 million and $1.0 million is categorized within “Accrued expenses and other current liabilities”, and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at September 30, 2007
Severance	$5,747	$—	$—	$—	—
Future lease obligations on facility closures	20,382	1,875	202	(552)	1,525

Total	$26,129	$1,875	$202	$(552)	$1,525

Long-Term Debt

The following table sets forth our future payments for our debt as of September 30, 2007:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
Senior secured credit facilities	104,850	750	104,100
Capital leases	730	622	108
Other long-term obligations	20,148	19,774	374

Total	$125,728	$21,146	$104,582

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

On or after June 15, 2007, we could have, at our option, redeemed all or part of the senior notes at the redemption prices set forth below plus accrued and unpaid interest on the senior notes if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2007	105.500%
2008	102.750%
2009 and thereafter	100.000%

The Company could have, at its option, redeemed all or part of the subordinated notes at 100.0% of par plus accrued and unpaid interest on the subordinated notes.

Notices of Redemption were initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par plus accrued and unpaid interest and to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par plus accrued and unpaid interest. On July 27, 2007 the senior notes and the subordinated notes were redeemed and paid. During the second quarter of fiscal year 2008, we recorded a charge of approximately $9.4 million for the call premium on the redemption of the senior notes and $0.3 million of other costs relating to the remaining debt issues cost on the Company’s terminated credit facility with Bank of America as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

On June 18, 2007, DOIC entered into new financing agreements with GECC pursuant to which DOIC may borrow up to $145.0 million including $40.0 million in revolving debt. Proceeds from this financing will be used in conjunction with the proceeds of the previously completed sale of our European businesses to redeem the senior notes and the subordinated notes, to reduce and refinance the Company’s existing debt, to pay fees and expenses in connection therewith and for working capital and general corporate purposes. The credit agreements governing these new financing arrangements contain customary financial covenants that the Company must comply with on a quarterly basis relating to its leverage ratios, fixed charge coverage ratio, cumulative EBITDA and an annual capital expenditure threshold, all as more fully described in Exhibit 10.66. “First Lien Credit Agreement” and Exhibit 10.67. “Second Lien Credit Agreement” attached to the Company’s Annual Report on Form 10-K filed on June 27, 2007. The borrowings under the financing arrangements will accrue interest at one of the following rates, at the Company’s option: (i) in the case of a base rate loan, at the base rate plus the applicable margin; (ii) if a eurodollar rate loan, at the eurodollar rate plus the applicable margin; and (iii) in the case of swing line loans and all other obligations under the financing agreements, at the base rate plus the applicable margin. The applicable margin is initially, with respect to each of base rate loans and eurodollar rate loans, a fixed percentage, per annum, and thereafter, with respect to the revolving loans, swing line loans and term loans, a percentage, per annum, determined by reference to the leverage ratio in effect from time to time.

DOIC incurred $7.4 million in debt issuance costs related to the new credit facilities with GECC are amortizing these costs over the remaining terms of the facilities. The remaining balance of the unamortized costs was $6.9 million at September 30, 2007.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at September 30, 2007.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Senior secured credit facility	104,850	750	—	59,100	45,000
Capital lease obligations	730	622	108	—	—
Other long-term obligations	20,148	19,774	189	81	104
Restructuring payment obligations (1)	2,660	1,654	1,006	—	—
Operating lease obligations	44,438	10,659	15,094	8,169	10,516
Purchase obligations	16,518	16,518	—	—	—

Total contractual obligations	$189,344	$49,977	$16,397	$67,350	$55,620

(1)	Includes amounts as part of restructuring plans committed to by management.

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

The holders of the participating shares are, in general, entitled to appoint two directors to the board. As the Company had not paid dividends in cash for nine successive quarters following December 2004, they are entitled to appoint a further two directors until the time the Company has paid cash dividends on the participating shares for four successive quarters. As of the date of this filing, the holders of the participating shares have appointed two directors to the Company’s Board of Directors.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of September 30, 2007 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock which includes an additional 139,332 participating shares in respect of payment-in-kind dividends.

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

General Electric Capital Corporation

We have an agreement with GECC under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For six months ended September 30, 2007 and 2006, we were not required to make any penalty payments to GECC.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them.

Seasonality

The Company’s operations have historically experienced lower revenue during the second quarter of its fiscal year, which is the three month period ended September 30. This is primarily due to lower levels of service revenue from governmental agencies such as school districts. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during the second quarter. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective April 1, 2007. As a result of the adoption of FIN 48, the Company has $12.9 million of unrecognized tax benefits recorded. Of this $3.0 million would affect the Company’s effective tax rate, if recognized. Of this amount, less than $0.1 million was recorded as a reduction to the April 1, 2007 retained earnings balance.

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

As a result of the implementation of FIN 48, the Company recognized a $2.1 million decrease in assets for unrecognized tax benefits associated with federal net operating losses, a $0.6 million decrease in assets for unrecognized tax benefits associated with state net operating losses and a $3.8 million decrease in assets for unrecognized tax benefits associated with foreign net operating losses. Included in the balance of unrecognized tax benefits at April 1, 2007 is $7.4 million related to tax positions for which it is reasonably possible that the total amounts could materially change within the next twelve months. This amount represents a decrease in unrecognized tax benefits from prior periods comprised of items related to the expiration of statues in various jurisdictions and amended returns in the U.K.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of September 30, 2007, the Company has accrued $0.6 million of interest and penalties related to unrecognized tax benefits.

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

Interest Rate Risk

Our market risk is primarily limited to fluctuations in interest rates as they pertain to our borrowings under our credit facility.

We had outstanding $64.5 million of subordinated notes that have a fixed annual interest rate of 10.0% and interest payments of $3.2 million for the subordinated notes were to be paid every six months on April 1 and October 1. The subordinated notes matured on April 1, 2008. The Company redeemed and paid the subordinated notes at par plus accrued and unpaid interest on July 27, 2007.

We had outstanding $175.0 million aggregate principal amount of senior notes that had a fixed annual interest rate of 11.0% and interest payments of $9.6 million for the senior notes were to be paid every six months on June 15 and December 15. The senior notes matured on June 15, 2010. The Company redeemed and paid the senior notes at 105.5% of par plus accrued and unpaid interest on July 27, 2007.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services relating to the Company’s 401(k) plan during the six months ended September 30, 2007.

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

The Annual general meeting of the shareholders of Danka Business Systems PLC was held on September 5, 2007. At the meeting, the following actions were taken by the shareholders:

1.	Erik Vonk was elected as Director of the Company. The voting on the resolution was as follows:

FOR	52,471,172

AGAINST	9,140,819

ABSTAIN	3,204

2.	J. Ernest Riddle was elected as Director of the Company. The voting on the resolution was as follows:

FOR	59,585,636

AGAINST	433,111

ABSTAIN	3,204

3.	Ernst & Young LLP was re-appointed as our auditor for fiscal year 2008, and the Board of Directors, or duly appointed Committee there of, was authorized to fix the auditor’s remuneration. The voting on resolution was as follows:

FOR	60,166,914

AGAINST	1,443,820

ABSTAIN	4,861

4.	The Director’s Remuneration Report for fiscal year 2007 was approved. The voting on resolution was as follows:

FOR	55,018,397

AGAINST	6,593,096

ABSTAIN	4,102

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: November 6, 2007	/s/ Edward K. Quibell
Edward K. Quibell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.