Form 10-Q
period 2007-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2008-02-06
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2008: The registrant had 259,148,748 ordinary shares outstanding with par value of 1.25 pence, including 230,300,552 shares represented by 57,575,138 American Depositary Shares (“ADSs”). Each ADS represents four ordinary shares. The ADSs are evidenced by American Depositary Receipts.

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

Loss from Continuing Operations—We generated losses from continuing operations of $0.9 million and $18.5 million during the three and nine months ended December 31, 2007, respectively, primarily as a result of lower gross margins and the loss on the early extinguishment of debt. If we are not able to improve our gross margins and continue to reduce our operating costs, losses may result in the future. As we continue to evaluate our business and strategies, we could incur future losses and/or restructuring charges which may materially and adversely affect our operations, financial position, liquidity and results of operations. If we incur losses or do not generate sufficient profitability in the future, our growth potential and our ability to execute our business strategy may be limited. In addition, our ability to service our indebtedness may be impaired because we may not meet the financial ratios and other covenants contained in our senior secured credit facility.

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

Indebtedness—At December 31, 2007, we had consolidated indebtedness of $126.5 million, including current maturities of long-term debt and notes payable of $22.3 million. Our indebtedness includes $125.5 million of indebtedness under our credit facilities with General Electric Capital Corporation (“GECC”) as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

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

Our liquidity is dependent upon cash on hand, cash generated from operations and the availability of funding under our credit agreements with GECC. The borrowing base under our GECC credit agreements is limited to certain multiples of our adjusted EBITDA, as described in the agreements. Our availability of financing under the credit agreements is also dependent upon the satisfaction of a number of other conditions including meeting leverage and other financial covenants. If we are unable to continue meeting these covenants, GECC could declare us in default, among other possible courses of action. We are in compliance with these covenants at December 31, 2007. In the event of default, in order to fund our cash requirements in fiscal year 2009 we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, GECC or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements.

The credit agreements governing Danka Office Imaging Company’s (“DOIC’s”) financing agreements with GECC, contains representations, warranties and covenants that, among other things, limit DOIC’s ability to: (1) incur additional indebtedness; (2) incur liens; (3) pay dividends or make other restricted payments; (4) make certain investments; (5) sell or make certain dispositions of assets or engage in sale and leaseback transactions; (6) engage in transactions with affiliates; (7) engage in certain business activities; (8) engage in mergers, acquisitions or consolidations; (9) prepay subordinated debt; (10) enter into certain contractual obligations; and (11) modify certain agreements governing its indebtedness. They also restrict the ability of our restricted subsidiaries to pay dividends, or make other payments to us. In addition, the credit agreements contain customary financial covenants that we must comply with on a quarterly basis.

Competition—The industry in which we operate is highly competitive. We have competitors in all markets in which we operate, and our competitors include a number of companies with significant technological, distribution and financial resources. Competition in our industry is based upon many factors, including technology, performance, pricing, quality, reliability, distribution, market coverage, customer service and support and lease and rental financing. In addition, our equipment suppliers have established themselves and expanded their positions as direct competitors in many of the areas in which we do business, and non-traditional competitors, primarily printer manufacturers, are developing technologies designed to lower prices.

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

Vendor Relationships—We primarily have relationships with Canon, Toshiba, Konica Minolta, Kodak and Hewlett-Packard. These companies manufacture equipment, parts, supplies and software for resale by us in the markets in which we operate. We also rely on our equipment suppliers for related parts and supplies, vendor rebates and significant levels of vendor trade creditor financing for our purchases of products from them. Any inability to obtain equipment, parts, supplies or software in the volumes required and at competitive prices from our major vendors, or the loss of any major vendor, or the discontinuation of vendor rebate programs or adequate levels of vendor financing may seriously harm our business because we may not be able to supply those vendors’ products to our customers on a timely basis in sufficient quantities or at all. In addition, we rely on our vendors to effectively respond to changing technology and manufacture new products to meet the demands of evolving customer needs. There is no guarantee that these vendors, or any of our other vendors, will effectively respond to changing technology, continue to sell their products and services to us, or that they will do so at competitive prices. Other factors, including reduced access to credit by our vendors resulting from economic conditions, may impair our vendors’ ability to effectively respond to changing technology or provide products in a timely manner or at competitive prices. We also rely on non-equipment vendors for critical services such as transportation, supply chain and professional services. Any negative impacts to our business or liquidity could adversely impact our ability to establish or maintain these relationships.

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

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2007 and

2006

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Revenue:
Retail equipment, supplies and related sales	$51,321	$45,292	$145,010	$147,401
Retail service	54,078	57,460	165,892	178,362
Rentals	2,766	2,876	8,782	10,935

Total revenue	108,165	105,628	319,684	336,698

Cost of sales:
Retail equipment, supplies and related sales costs	37,976	32,538	103,598	105,480
Retail service costs	33,443	35,966	101,276	109,558
Rental costs, including depreciation on rental assets	1,224	1,281	4,076	3,113

Total cost of sales	72,643	69,785	208,950	218,151

Gross profit	35,522	35,843	110,734	118,547
Operating expenses:
Selling, general and administrative expenses	33,185	38,482	106,683	115,523
Restructuring charges (credits)	1,750	(551)	1,975	5,757
Loss on sale of subsidiary	—	—	—	2,512
Other expense (income)	25	(1,063)	(1,097)	(1,128)

Total operating expenses	34,960	36,868	107,561	122,664

Operating earnings (loss) from continuing operations	562	(1,025)	3,173	(4,117)
Interest expense	(3,685)	(7,398)	(16,152)	(22,308)
Interest income	44	59	3,109	131
Loss on early extinguishment of debt	(21)	—	(9,711)	—

Loss from continuing operations before income taxes	(3,100)	(8,364)	(19,581)	(26,294)
(Benefit) provision for income taxes	(2,223)	561	(1,128)	1,496

Net loss from continuing operations	(877)	(8,925)	(18,453)	(27,790)
Earnings from discontinued operations, net of tax	720	8,401	384	11,819
(Loss) gain on sale of discontinued operations, net of tax	(642)	(5,007)	(2,071)	3,839

Net loss	$(799)	$(5,531)	$(20,140)	$(12,132)

Net loss available to common shareholders:
Net loss from continuing operations	$(877)	$(8,925)	$(18,453)	$(27,790)
Dividends and accretion on participating shares	(6,148)	(5,778)	(18,158)	(17,077)

Net loss from continuing operations available to common shareholders	$(7,025)	$(14,703)	$(36,611)	$(44,867)

Basic and diluted net loss available to common shareholders per ADS:
Net loss from continuing operations per ADS	$(0.11)	$(0.23)	$(0.57)	$(0.69)
Net (loss) earnings from discontinued operations per ADS	0.00	0.05	(0.03)	0.24

Net loss per ADS	$(0.11)	$(0.18)	$(0.60)	$(0.45)

Weighted average basic ADSs	64,786	64,472	64,778	64,246

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of December 31, 2007 and March 31, 2007

(In thousands, except per share data)

	December 31, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,986	$17,594
Restricted cash	2,091	163,979
Accounts receivable, net of allowances	37,178	44,180
Inventories	30,320	31,681
Prepaid expenses, deferred income taxes and other current assets	6,722	17,607

Total current assets	93,297	275,041
Equipment on operating leases, net	7,278	9,241
Property and equipment, net	18,731	22,637
Goodwill	93,489	93,489
Other intangible assets, net of accumulated amortization	479	554
Other assets	20,273	16,086

Total assets	$233,547	$417,048

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$22,338	$186,078
Accounts payable	53,200	66,231
Accrued expenses and other current liabilities	22,885	45,830
Taxes payable	5,317	8,468
Deferred revenue	5,483	5,875

Total current liabilities	109,223	312,482
Long-term debt and notes payable, less current maturities	104,122	65,215
Deferred income taxes and other long-term liabilities	11,716	11,271

Total liabilities	225,061	388,968

6.5% senior convertible participating shares	362,645	344,487
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value	5,393	5,386
Additional paid-in capital	331,157	330,587
Accumulated deficit	(690,709)	(652,380)

Total shareholders’ equity (deficit)	(354,159)	(316,407)

Total liabilities and shareholders’ equity (deficit)	$233,547	$417,048

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2007 and 2006

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Operating activities:
Net loss	$(20,140)	$(12,132)
Loss (earnings) from discontinued operations	1,687	(15,658)

Loss from continuing operations	(18,453)	(27,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,986	11,372
Deferred income taxes	1,093	(1,664)
Amortization of debt issuance costs	1,008	1,397
Loss on early extinguishment of debt	9,711	—
Non-cash stock-based compensation	546	—
Gain on sale of property & equipment and equipment on operating leases	(762)	(260)
Proceeds from sale of equipment on operating leases	257	233
Loss on sale of subsidiary, net	—	2,103
Restructuring charges	1,975	5,757
Changes in net assets and liabilities:
Accounts receivable	7,002	17,960
Inventories	1,361	(1,203)
Prepaid expenses and other current assets	124	251
Other non-current assets	(524)	(14,339)
Accounts payable	(13,031)	(7,654)
Accrued expenses and other current liabilities	(27,562)	(12,731)
Deferred revenue	(392)	(5,207)
Other long-term liabilities	(1,353)	1,704

Net cash used in continuing operating activities	(29,014)	(30,071)
Net cash used in discontinued operating activities	(1,687)	(3,500)

Net cash used in operating activities	(30,701)	(33,571)

Investing activities:
Capital expenditures	(5,053)	(9,577)
Proceeds from the sale of property and equipment	1,517	203

Net cash used in continuing investing activities	(3,536)	(9,374)
Net cash provided by discontinued investing activities	174,750	7,238

Net cash provided by (used in) investing activities	171,214	(2,136)
Financing activities:
Borrowings under line of credit agreements	25,780	37,162
Payments under line of credit agreements	(15,345)	(30,796)
Payments under capital lease arrangements	(449)	(1,153)
Payment of long term debt	(249,208)	—
Proceeds from debt issuance	105,000	—
Payment of debt issue costs	(6,899)	—
Restricted cash	—	5,000
Proceeds from stock options exercised	—	712

Net cash (used in) provided by continuing financing activities	(141,121)	10,925
Net cash used in discontinued financing activities	—	(239)

Net cash (used in) provided by financing activities	(141,121)	10,686

Effect of exchange rates	—	4,204

Net decrease in cash and cash equivalents	(608)	(20,817)
Cash and cash equivalents from continuing operations, beginning of period	17,594	24,467
Cash and cash equivalents from discontinued operations, beginning of period	—	30,087
Cash and cash equivalents from discontinued operations, end of period	—	(27,517)

Cash and cash equivalents from continuing operations, end of period	$16,986	$6,220

Supplemental disclosures-cash flow information
Interest paid	22,380	29,043
Income taxes paid	2,599	1,183

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying consolidated condensed financial statements of Danka Business Systems PLC (the “Company”) are unaudited as of and for the three and nine months ended December 31, 2007 and 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.

The Company has historically experienced lower revenue during the second quarter of its fiscal year, which is the three month period ended September 30. This is primarily due to lower levels of service revenue from governmental agencies, such as school districts. This has historically resulted in reduced sales activity and reduced usage of photocopiers, facsimiles and other office imaging equipment during the second quarter. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

The consolidated condensed financial statements contained herein as of and for the three and nine months ended December 31, 2007 and December 31, 2006 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2007 were delivered to the Registrar of Companies for England and Wales on October 15, 2007. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Segment information: The Company consists of one operating segment, the sale of office imaging equipment and related supplies and services in the United States.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective April 1, 2007. As a result of the adoption of FIN 48, the Company has $12.9 million of unrecognized tax benefits. Of this, $3.0 million would affect the Company’s effective tax rate, if recognized. Of this amount, less than $0.1 million was recorded as a reduction to the April 1, 2007 retained earnings balance.

The Company files numerous income tax returns in the U.S. at the federal, state and local levels, and in certain foreign jurisdictions. The Company has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by taxing authorities for years prior to the fiscal year ended March 31, 2005. The Company is not currently under audit by the Internal Revenue Service but is currently under audit in certain state and local jurisdictions, and in certain foreign jurisdictions. Returns filed in the United Kingdom for tax years ended March 31, 2006, are currently under review.

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

During the current period, the Company adjusted its unrecognized tax benefits by $7.0 million consisting of $4.6 million related to the expiration of the applicable statute of limitations and $2.4 million related to a tax refund claim in the UK (the effect of which directly impacted the Company’s effective tax rate as a benefit in the current period). Also during the current period, the Company adjusted its unrecognized tax benefits associated with federal net operating losses by $1.2 million, its unrecognized tax benefits associated with state net operating losses by $0.6 million and its unrecognized tax benefits associated with foreign net operating losses by $3.8 million. This total adjustment of $5.6 million of unrecognized tax benefits was due to the expiration of the applicable statute of limitations. Included in the balance of unrecognized tax benefits at December 31, 2007 is less than $0.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of December 31, 2007, the Company has accrued $0.1 million of interest and penalties related to unrecognized tax benefits.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. FAS 157 is effective for Danka beginning April 1, 2008 although early adoption is permitted. The Company is currently evaluating the requirements of FAS 157 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for Danka beginning April 1, 2008. The Company is currently evaluating the requirements of FAS 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

Note 3. Restructuring Charges (Credits)

Fiscal Year 2008 Plan: In fiscal year 2008, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. These charges were accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Post Retirement Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of these plans, the Company recorded a $1.5 million restructuring charge in fiscal year 2008 consisting of severance charges due to additional cost reduction efforts. Cash outlays for severance during the period were $0.6 million. Payments for the 2008 plan are expected to continue until March 2008.

The remaining liability of the fiscal year 2008 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2008 Plan restructuring charge:

2008 Plan Restructuring Charge:

	Charge	Cash Outlays	Reserve at December 31, 2007
Severance	$1,535	$(560)	$975

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

During the second quarter of fiscal year 2008, the Company eliminated the remaining reserve related to its Field Support office due to favorable sublease negotiations. The remaining obligation relating to this facility consists of broker fees incurred as part of the sublease agreement. The obligation is expected to be paid by the end of fiscal year 2008. Cash outlays for severance and facilities during the period were $0.4 million and $1.2 million, respectively. Payments for the 2007 plan are expected to continue until March 2008.

The remaining liability of the fiscal year 2007 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at December 31, 2007
Severance	$2,032	$662	$—	$(417)	$245
Future lease obligations on facility closures	3,495	1,656	(116)	(1,158)	382

Total	$5,527	$2,318	$(116)	$(1,575)	$627

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

During fiscal year 2008, the Company recorded $0.1 million of restructuring charge related to facilities. Cash outlays for facilities during the period were $0.2 million. Payments for the remaining 2005 Plan obligations are expected to continue through July 2009.

The remaining liability of the 2005 Plan restructuring charge of $0.1 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at December 31, 2007
Severance	$6,562	$—	$—	$—	$—
Future lease obligations on facility closures	960	214	125	(243)	96

Total	$7,522	$214	$125	$(243)	$96

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

During fiscal year 2008, the Company recorded $0.4 million of fiscal year 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2008 were $0.8 million. Payments for the remaining 2004 Plan obligations are expected to continue through November 2011.

The remaining liabilities of the 2004 Plan restructuring charge of $0.5 million and $1.0 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at December 31, 2007
Severance	$5,747	$—	$—	$—	—
Future lease obligations on facility closures	20,382	1,875	431	(816)	1,490

Total	$26,129	$1,875	$431	$(816)	$1,490

Note 4. Discontinued Operations

European operations

During fiscal year 2007, the Company completed the sale of its European businesses. Pursuant to a share purchase agreement (the “Share Purchase Agreement”) dated as of October 12, 2006 among Danka Business Systems PLC, certain of its subsidiaries (Danka Business Systems PLC and such subsidiaries collectively referred to hereinafter as “Danka,” or the “Company”) and Ricoh Europe B.V. (“Ricoh”), the Company sold its European businesses to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, including an upward purchase price adjustment of U.S. $5.0 million and a holdback of $7.5 million, both of which we received during fiscal year 2008. The operating activities of the Company’s European operations (including several non-operating companies not purchased by Ricoh) have been reported as discontinued operations and the consolidated condensed financial statements have been adjusted to reflect this presentation. Summarized information for the European operations is set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues	$—	$128,770	$—	$370,067
Net earnings (loss) from discontinued operations, net of tax	720	8,634	(384)	11,656
Provision (benefit) for income taxes on discontinued operations	(883)	(4,587)	(755)	(6,182)
Gain (loss) on sale of discontinued operations, net of tax	(642)	(5,007)	(2,051)	(5,870)

The indenture governing the Company’s 11.0% senior notes due June 15, 2010 restricted the use of the net proceeds (as defined in the indenture) from the sale of the Company’s European businesses as more fully describe in Note 6. “Debt” to the consolidated condensed financial statements.

In addition, per the terms of the sale agreement, the Company established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. This escrow reduced the net proceeds from the sale of the European businesses. In December 2007, this escrow was reduced to $5.3 million and is included as part of the Company’s long-term restricted cash balance at December 31, 2007 included in “Other assets”.

The Company is subject to tax audits in certain jurisdictions that were sold during fiscal year 2007. Per the terms of the Share Purchase Agreement, the Company is liable for any adverse outcome of these audits up through the date of sale of the operations. The tax audits are ongoing and as of December 31, 2007, the recorded liability is the Company’s best estimate of the exposure from these audits. The Company intends to vigorously defend any adverse findings which may or may not be material.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$22,085
Net earnings from discontinued operations	—	—	—	561
Gain on sale of discontinued operations	—	—	—	9,709

Other

During fiscal year 2006, the Company sold its operations in Canada and Central and South America. Summarized information is set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues	$—	$—	$—	$—
Net earnings (loss) from discontinued operations	—	(233)	—	(398)
Loss on sale of discontinued operations	—	—	(20)	—

Note 5. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the number of ADSs shown in the table below are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2007 and 2006, because their effect would be anti-dilutive. ADS equivalents from stock options shown in the table below are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2007 and 2006, because their effect would be anti-dilutive.

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Potential ADSs issuance from:
6.5% senior convertible participating shares	28,958	27,150	28,502	26,722
Stock options	4,127	5,812	4,127	5,840

Note 6. Debt

Debt consists of the following as of December 31, 2007 and March 31, 2007:

	December 31, 2007	March 31, 2007
10.0% subordinated notes due April 2008	$—	$64,520
11.0% senior notes due June 2010	—	175,000
Senior secured credit facilities	104,700	—
Capital lease obligations	578	1,026
Borrowings on revolving credit lines bearing interest at prime plus 3.25%	20,780	10,000
Borrowings on various notes payable bearing interest from prime to 12.0% maturing principally over the next 5 years	402	747

Total debt and notes payable	126,460	251,293
Less current maturities of long-term debt and notes payable	(22,338)	(186,078)

Long-term debt and notes payable, less current maturities	$104,122	$65,215

The indenture governing the 11.0 % senior notes restricted the use of the net proceeds (as defined in the indenture) from the sale of the Company’s European businesses. Per the terms of the indenture, the use of these net proceeds was restricted to the following:

•	Repayment of indebtedness under the Company’s credit facility with a corresponding reduction in the amount available under the facility;

•	Acquisitions of other companies;

•	Capital expenditures; and

•	Acquisitions of other long-term assets deemed useful by the Company.

Within 365 days from the date of the sale, the Company was obligated to make a tender offer at par for the outstanding 11.0% senior notes, using the balance of the net proceeds that has not been used for the permitted expenditures listed above. In compliance with this requirement, the Company initiated a tender offer at par to the holders of the 11.0% senior notes on June 25, 2007, which expired on July 24, 2007. Two holders of the 11.0 % senior notes accepted the tender offer and the Company redeemed and paid $4.4 million, which included an aggregate principal amount of $4.3 million plus accrued and unpaid interest, to the holders of the 11.0% senior notes that accepted the tender.

In connection with the tender offer on the 11.0% senior notes described above and the reclassification of the 11.0% senior notes from long-term to short-term at March 31, 2007, the unamortized balance of the debt issuance costs of $3.5 million and debt discount of $2.4 million were written off during fiscal year 2007.

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

A Notice of Redemption was also initiated by the Company on June 25, 2007 to the holders of the 10.0% Subordinated Notes due 2008 at 100.0% of par plus accrued and unpaid interest. On July 27, 2007, the Company redeemed and paid $66.6 million, which included an aggregate principal amount of $64.5 million plus accrued and unpaid interest, to the holders of the subordinated notes.

The following table sets forth the effect of the tender offer and redemption of the senior notes and the redemption of the subordinated notes on the Company’s indebtedness during the nine months ended December 31, 2007:

	Debt as of March 31, 2007	Tender Offer Payments	Call Premium	Redemption Payments	Debt as of December 31, 2007
11% senior notes, due 2010	$175,000	$(4,310)	$9,388	$(180,078)	$—
10% subordinated notes, due 2008	64,520	—	—	(64,520)	—

Total	$239,520	$(4,310)	$9,388	$(244,598)	$—

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

On November 14, 2007, the First Lien Credit Agreement was amended to extend the Consolidated First Lien Leverage Ratio to 3.7 to 1 from 3.5 to 1 to December 15, 2007 and to increase the applicable interest rate margin on the term loan by one percent. The Second Lien Credit Agreements was amended to increase the applicable interest rate margin on the term loan by one percent. On December 14, 2004 the First Lien Credit Agreement was further amended to extend the Consolidated First Lien Leverage Ratio of 3.7 to 1 to January 31, 2008.

As of December 31, 2007, the borrowing base for the revolving credit facility was $24.1 million and DOIC had $20.8 million of borrowings under the revolver. In addition, DOIC had $1.3 million reserved on the revolver for various letters of credit issued on its behalf. The borrowings are included in “Current maturities of long-term debt and notes payable” on the consolidated condensed balance sheet. The borrowing base fluctuates each month and is generally highest at the end of the quarter. The borrowing base is subject to certain multiples of adjusted EBITDA as more fully described in the credit agreements and therefore, the cash availability that we have under the financing arrangements are reliant on the Company meeting these adjusted EBITDA multiples.

The Company’s liquidity is dependent upon cash on hand, cash generated from operations and the availability of funding under the credit agreements with GECC. The borrowing base under the GECC credit agreements is limited to certain multiples of the Company’s adjusted EBITDA, as described in the agreements. The Company’s availability of financing under the credit agreements is also dependent upon the satisfaction of a number of other conditions including meeting leverage and other financial covenants. If the Company is unable to continue meeting these covenants, GECC could declare it in default, among other possible courses of action. The Company is in compliance with these covenants at December 31, 2007. In the event of default, in order to fund its cash requirements in fiscal year 2009, the Company may be required to negotiate changes to its financial covenants with, or to obtain waivers of certain of these covenants from, GECC or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, the Company believe that it will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that it will be successful or as to the terms of any such arrangements

DOIC incurred $6.9 million in debt issuance costs relating to its new credit facilities with GECC and is amortizing these costs over the remaining terms of the facilities. The remaining balance of the unamortized costs was $5.9 million at December 31, 2007.

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

Note 8. Income Taxes

The Company recorded an income tax benefit of $1.1 million in the first nine months of fiscal year 2008 and a tax provision of $1.5 million in the first nine months of fiscal year 2007. The tax benefit for the current period resulted from a $2.4 million tax refund in the UK offset by a $1.1 million increase in the valuation allowance against deferred taxes, and $0.1 million in minimum taxes and other charges. The tax provision in the prior period resulted from a $1.1 million increase in the valuation allowance against deferred taxes and $0.4 million in minimum taxes and other charges.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at December 31, 2007 and 2006 in most jurisdictions and therefore a valuation allowance has been recorded to reserve a portion of its deferred tax assets at December 31, 2007 and 2006 in these jurisdictions.

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

Allowance for Doubtful Accounts—We provide allowances for doubtful accounts and allowances for billing disputes and inaccuracies on our accounts receivable as follows:

•

Allowances for doubtful accounts: Generally credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that we consider in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions. The portion of our allowance strictly relating to doubtful accounts is not significant or material to the financial statements taken as a whole.

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

The following table summarizes our net accounts receivable:

	December 31, 2007	March 31, 2007
Accounts receivable, gross	$48,118	$61,547
Allowance for doubtful accounts and billing disputes and inaccuracies	(10,940)	(17,367)

Accounts receivable, net	$37,178	$44,180

Allowance for doubtful accounts as a % of gross accounts receivable	22.7%	28.2%

Inventories— Inventories are stated at the lower of cost or market using a method that approximates FIFO and consist of finished goods available for sale. We acquire inventory based on our projections of future demand and market conditions. Any unexpected decline in demand and/or rapid product improvements or technological changes may cause us to have excess and/or obsolete inventories. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required. On an ongoing basis, we review for estimated obsolete or unmarketable inventories and write-down our inventories to their estimated net realizable value based upon our forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than our forecasts, due in part to a greater acceleration within the industry to digital color office imaging equipment, additional inventory write-downs may be required. Our estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and our ability to return to vendors a certain percentage of our purchases.

The difference between actual write-offs and estimated write-offs has not been material

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

As discussed above under “Allowance for Doubtful Accounts”, we estimate that a portion of our recorded revenues is inaccurate due to billing disputes or other errors. We reduce revenue for an estimate of future credits that will be issued for billing disputes and inaccuracies at the time of sale. Billed revenues are reduced based on estimates derived by historically based statistical analysis. Measurement of such estimates requires consideration of prior experience, including the need to adjust for current conditions and judgments about probable effects.

Deferred Income Taxes—In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at December 31, 2007. Consequently, we have a valuation allowance against net deferred tax assets in all jurisdictions at December 31, 2007.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $93.5 million as of December 31, 2007. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

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

Financial Condition

	December 31, 2007	March 31, 2007
Total assets	$233,547	$417,048
Total liabilities	$225,061	$388,968
Working capital	$(15,926)	$(37,441)
Liabilities to liabilities and capital	96%	93%
Inventory turnover ratio	5x	5x

Total assets as of December 31, 2007 decreased $183.5 million or 44.0% compared to March 31, 2007. This decrease was primarily the result of decreased restricted cash due to the repayment of our senior and subordinated notes. There were also decreases in our accounts receivable due to better collections and lower revenue offset by an increase in other assets due to the debt issue costs incurred on our new financing agreements with GECC.

Total liabilities (which does not include our 6.5% convertible participating shares) decreased $163.9 million from March 31, 2007, or 42.1%. This decrease was primarily the result of the repayment of our senior and subordinated notes and decreases in our accounts payable and accrued expenses in an effort to stay current with our vendors offset by increased debt due to our new financing arrangements.

Working capital, defined as current assets less current liabilities, increased by $21.5 million or 57.5% at December 31, 2007 compared to March 31, 2007. This increase is a direct result of our new financing arrangement and the other factors discussed above.

Liabilities to liabilities and capital increased 3.0% at December 31, 2007 compared to March 31, 2007, due to our new financing arrangement.

For the period ending December 31, 2007, our annualized inventory turnover ratio remained stable at 5x.

Results of Continuing Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items in our consolidated condensed statements of operations:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Revenue:
Retail equipment, supplies and related sales	47.4%	42.9%	45.4%	43.8%
Retail service	50.0	54.4	51.9	53.0
Rentals	2.6	2.7	2.7	3.2

Total revenue	100.0	100.0	100.0	100.0
Cost of sales	67.2	66.1	65.4	64.8

Gross profit	32.8	33.9	34.6	35.2

Selling, general and administrative expenses	30.7	36.4	33.4	34.3
Restructuring charges (credits)	1.6	(0.5)	0.6	1.7
Loss on sale of subsidiary	—	—	—	0.7
Other expense (income)	—	(1.0)	(0.3)	(0.3)

Operating earnings (loss) from continuing operations	0.5	(1.0)	0.9	(1.2)
Interest expense	(3.4)	(7.0)	(5.1)	(6.6)
Interest income	—	0.1	1.0	—
Loss on early extinguishment of debt	—	—	(3.0)	—

Earnings (loss) from continuing operations before income taxes	(2.9)	(7.9)	(6.2)	(7.8)
Provision (benefit) for income taxes	(2.1)	0.5	(0.4)	0.4

Net earnings (loss) from continuing operations	(0.8)%	(8.4)%	(5.8)%	(8.2)%

The following table sets forth for the periods indicated the percentage of revenue increase (decrease) from continuing operations from the prior year:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Retail equipment, supplies and related sales	13.3%	(24.6)%	(1.6)%	(19.9)%
Retail service	(5.9)	(7.1)	(7.0)	(9.5)
Rentals	(3.8)	(26.2)	(19.7)	(18.4)
Total revenue	2.4%	(16.1)%	(5.1)%	(14.7)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Retail equipment, supplies and related sales	26.0%	28.2%	28.6%	28.4%
Retail service	38.2	37.4	39.0	38.6
Rentals	55.7	55.5	53.6	71.5
Total Gross Margin	32.8%	33.9%	34.6%	35.2%

Nine Months Ended December 31, 2007 compared to the Nine Months Ended December 31, 2006

Revenue

Revenue includes customer purchases of office peripherals; supplies; software and related support products; professional, consulting and maintenance services; and leasing arrangements. For the nine months ended December 31, 2007, our revenue decreased by $17.0 million or 5.1% from the nine months ended December 31, 2006 with retail equipment, supplies and related sales declining $2.4 million or 1.6% to $145.0 million. Retail service revenue declined $12.5 million or 7.0% to $165.9 million and rental revenue was down $2.2 million or 19.7% to $8.8 million in the nine months ended December 31, 2007.

Our retail equipment, supplies and related sales are declining due to new entrants and existing providers competing for product placement, and lower productivity of newly hired sales personnel. While we have added sales personnel in strategic locations, we continue to lack the necessary sales coverage throughout the United States to cover and protect our existing installed base, due to earlier cost cutting measures. This is inhibiting our ability to retain and upgrade customers as their contracts end and/or their machines age out. Year over year, our new product placements or new machines in field (“MIF”) decreased by 13%. This decrease in product placement is being partially offset by increases in average selling prices over all product lines of approximately 15%. These issues combined with the advent of other competitive equipment from printer manufacturers may continue to hinder the growth in this area of our business. Our supplies revenue decreased by $1.0 million year over year due to the sale of Image One, our wholly owned print services subsidiary, in fiscal year 2007.

Service revenue includes revenue from the maintenance and servicing of equipment and is driven by the total number MIF that we service. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and decreased MIF. Year over year, digital devices in our installed base grew 6.3%, however, they generated a lower average cost per copy charge than the analog devices. This decrease in copy charges from the conversion to digital devices has been offset, somewhat by a shift to color copies which have a higher average per copy charge than traditional black and white copies. Revenue from color machines now represents 6.4% of total copies compared to 5.1% in the prior year period.

We are also experiencing a decline in our MIF due in part to lower hardware sales. During the first nine months of fiscal year 2008, our net MIF decline was 6,122 machines resulting in a base service revenue decline of $8.4 million. In addition, pricing pressures from competition and enhanced technology are inhibiting price maintenance on renewals and new contracts entered into. This decline in MIF is expected to continue which will impact service revenue on a go-forward basis

Rental revenue declined by $2.2 million or 19.7% to $8.8 million in the nine months ended December 31, 2007. During the year-ago period, revenue was recognized for fiscal year 2006 rental activity on rental equipment on contracts with certain governmental customers that did not meet revenue recognition criteria in fiscal year 2006.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, decreased to 34.6% in the nine months ended December 31, 2007 from 35.2% in the year-ago period.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $8.3 million and $8.8 million for the nine months ended December 31, 2007 and 2006, respectively.

We receive vendor rebates based on arrangements with certain equipment vendors. Those arrangements typically require vendors to make incentive payments to the Company based on the volume of periodic purchases (dollar amounts, quantity of specific units, etc.). Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold. Credits to cost of sales during the nine months ended December 31, 2007 were $6.0 million compared to $4.5 million in the prior year period.

Retail equipment, supplies and related sales margins increased slightly to 28.6% from 28.4% in the year-ago period. This increase was primarily related to revised sales compensation plans that are focused on margin performance and vendor credits of $1.0 million received during the current period.

Retail service margins increased to 39.0% from 38.6%. The increase in retail service margins was a direct result of a reduction in fixed costs related to our service organization of approximately $4.5 million and an increase year over year of vendor credits of $1.5 million offset by the transition to all inclusive service contracts that contain provisions for service and consumables.

Rental margins decreased in the current year period compared to the year-ago period. During fiscal year 2006, we entered into a government contract with a 36 month term which requires annual purchase orders for budgetary purposes. Revenue and depreciation expense were expected to be recognized ratably over the contract term. However, a delay in the execution of the purchase order by the government entity caused us to defer all of the revenue we expected to recognize in fiscal year 2006 to fiscal year 2007. This resulted in an increase to our fiscal year 2007 gross profit as the depreciation associated with the deferred revenue was recognized in fiscal year 2006. In fiscal year 2008, our rental gross profit returned to historical levels resulting in a decrease in rental margins from 71.5% in fiscal year 2007 to 53.6% in fiscal year 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year decreased by $8.8 million or 7.7% from the year-ago period to $106.7 million from $115.5 million. The decrease in SG&A for the year resulted from a decrease in professional fees of $11.1 million year over year, primarily relating to the outsourcing agreements for our general and administrative functions, including lower variable costs due to lower transactions generated. This decrease was offset by increases in sales headcount and commission expenses of approximately $1.5 million in an effort to increase sales coverage in certain strategic markets. While we have added sales personnel in strategic locations, we are experiencing lower productivity due to these newly hired sales personnel and we continue to lack the necessary sales coverage throughout the United States to cover and protect our existing installed base, due to earlier cost cutting measures. Any inability by us to attract and retain qualified sales personnel may hinder our revenue growth. As a percentage of total revenue, SG&A expenses decreased to 33.4% in the current year from 34.3% in the nine months ended December 31, 2006.

Restructuring Charges (Credits)

During the last two fiscal years, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. During the prior fiscal year, we recorded $2.0 million of severance charges and $3.8 million of facility charges primarily relating to our Field Support Office. In addition, we recorded approximately $0.1 million in charges relating to our prior restructuring plans. During the current period, we recorded severance charges of $1.5 million relating to the 2008 plan, and $0.4 million of facility charges relating to prior year plans.

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

Operating Earnings (Loss) from Continuing Operations

Our operating earnings from continuing operations was $3.2 million for the nine months ended December 31, 2007 compared to a loss of $4.1 million in the prior year period. The increase in operating earnings for the current year was due to lower SG&A expenses, lower restructuring charges and the gain on the sale of a building offset by lower revenues and gross margin. The operating loss from continuing operations in the prior-year was principally due to increased restructuring charges and the loss on the sale of our wholly owned subsidiary discussed above.

Interest Expense and Interest Income

Interest expense decreased by $6.2 million or 27.6% due to the payoff of our senior and subordinated notes and our new financing agreements with GECC as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

Interest income increased $3.0 million due to increased cash balances as the result of the sale of our European businesses in the prior fiscal year.

Loss on Early Extinguishment of Debt

During the current fiscal year, we redeemed our senior and subordinated notes as more fully described in Note 6. “Debt” to the consolidated condensed financial statements, resulting in a loss of $9.7 million.

Income Taxes

We recorded a tax benefit of $1.1 million during the nine months ended December 31, 2007 and a tax provision of $1.5 million in the prior year period. The income tax benefit in the current period resulted from a $2.4 million benefit associated with the refund, in the UK, of previously paid tax offset by a $1.1 million increase in the valuation allowance against deferred taxes and $0.1 million in minimum taxes and other charges. The income tax provision for the prior year period resulted from a $1.1 million increase in the valuation allowance against deferred taxes and $0.4 million in minimum taxes and other charges.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $18.5 million in the nine months ended December 31, 2007 compared to a loss from continuing operations of $27.8 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.57 per ADS during the current period compared to net loss from continuing operations of $0.69 per ADS in the year-ago period.

Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006

Revenue

For the three months ended December 31, 2007, our revenue increased by $2.5 million or 2.4% from the three months ended December 31, 2006 with retail equipment, supplies and related sales increasing $6.0 million or 13.3% to $51.3 million. Retail service revenue declined $3.4 million or 5.9% to $54.1 million, while rental revenue decreased slightly to $2.8 million in the three months ended December 31, 2007.

Our retail equipment, supplies and related sales increased quarter over quarter due to an increase in our color machine placements. New color machines placed during the current fiscal year quarter increased 80% over the prior year quarter. This was offset by a 25% decrease in black and white machines placed during the current period.

Service revenue includes revenue from the maintenance and servicing of equipment and is driven by the total number of MIF that we service. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices. Quarter over quarter, the increase in our digital devices installed base generated a lower average cost per copy charge than the analog devices. This decrease in copy charges from the conversion to digital devices has been offset, somewhat by a shift to color copies which have a higher average per copy charge than traditional black and white copies. Copies made on color machines represented 7.1% of total copies in the current quarter compared to 5.2% in the prior year quarter.

We are also experiencing a decline in our MIF due to decreases in our equipment sales. During the third quarter of fiscal year 2008, our net MIF declined by 2,085 machines resulting in a base service revenue decline of $4.1 million. Usage service revenue on these same machines decreased service revenue by approximately $0.5 million. These declines are being offset by increases in service revenue per machine for maintenance contacts of approximately $0.8 million. This is due to slight pricing increases as well as a more favorable mix of color and high volume machines in the installed base.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, decreased to 32.8% in the three months ended December 31, 2007 from 33.9% in the year-ago period.

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $2.8 million and $2.9 million for the three months ended December 31, 2007 and 2006, respectively.

We receive vendor rebates based on arrangements with certain equipment vendors. Those arrangements typically require vendors to make incentive payments to the Company based on the volume of periodic purchases (dollar amounts, quantity of specific units, etc.). Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold. Credits to cost of sales during the three months ended December 31, 2007 were $1.6 million compared to $1.7 million in the prior year quarter.

Retail equipment, supplies and related sales margins decreased to 26.0% from 28.2% in the year-ago period. This decrease was primarily related to the hardware mix. With the placement of more color machines, the starter kits included with each machine are more costly than traditional black and white machines.

Retail service margins increased to 38.2% from 37.4%. The increase in retail service margins was a direct result of a reduction in fixed costs related to our sales organization of approximately $1.2 million and an increase quarter over quarter in vendor credits of $0.1 million offset by the transition to all inclusive service contracts that contain provisions for service and consumables.

Rental margins remained stable for the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year quarter decreased by $5.3 million or 13.7% from the year-ago period to $33.2 million from $38.5 million. This decrease resulted from a decrease in professional fees of $6.2 million primarily relating to our outsourcing agreements for our general and administrative functions and lower employee costs of $1.3 million due to our continued cost cutting measures aimed at reducing SG&A. This was offset by expenses incurred by an increased sales staff, such as commission and travel expenses, in an effort to increase sales coverage in certain markets. As a percentage of total revenue, SG&A expenses decreased to 30.7% in the current quarter from 36.4% in the three months ended December 31, 2006.

Restructuring Charges (Credits)

During the current fiscal year quarter, we reversed the remaining provisions relating to our Field Support Office due to favorable sublease negotiations. This credit was offset by the broker fees of $0.7 million related to the sublease agreement. The prior year charge related to additional facility charges for prior restructuring plans.

Other (Income) Expense

Other income for the prior fiscal year quarter resulted primarily from foreign exchange gains.

Operating Earnings (Loss) from Continuing Operations

Our operating earnings from continuing operations increased to $0.6 million for the three months ended December 31, 2007 compared to a loss of $1.0 million in the prior year period. This increase was due to lower SG&A expenses offset by lower service revenues and lower gross margins as discussed above.

Interest Expense and Interest Income

Interest expense decreased by $3.7 million or 50.0% due to the payoff of our senior and subordinated notes and our new financing agreements with GECC as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

Interest income remained stable.

Income Taxes

We recorded a tax benefit of $2.2 million during the three months ended December 31, 2007 and a tax provision of $0.6 million in the prior year period. The income tax benefit in the current period resulted from a $2.4 million UK tax refund offset by an increase in the valuation allowance against deferred taxes and other net charges of $0.2 million. The income tax provision for the prior year period resulted from a $0.3 million increase in the valuation allowance against deferred taxes and $0.3 million in minimum taxes and other charges.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $0.9 million in the three months ended December 31, 2007 compared to a loss from continuing operations of $8.9 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.11 per ADS during the current period compared to net loss from continuing operations of $0.23 per ADS in the year-ago period.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first nine months of fiscal years 2008 and 2007 as reported in our consolidated condensed statements of cash flows in the accompanying consolidated condensed financial statements:

	Nine Months Ended December 31,
	2007	2006
Net cash used in operating activities	$(29,014)	$(30,071)
Net cash used in investing activities	(3,536)	(9,374)
Net cash (used in) provided by financing activities	(141,121)	10,925
Effect of discontinued operations	173,063	6,069
Effect of exchange rates	—	4,204

Net decrease in cash	(608)	(18,247)
Cash and cash equivalents, beginning of period	17,594	24,467

Cash and cash equivalents, end of period	$16,986	$6,220

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

Generally, cash provided by operations, cash on the balance sheet and the availability on our credit facilities continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow used in operating activities for continuing operations during the first nine months of fiscal years 2008 and 2007 was $29.0 million and $30.1 million, respectively. The cash flows from continuing operations during each period is a result of the continuing decline in our revenues and the resulting decline in our gross profit, payouts of restructuring, payouts of accrued professional fees and reductions in other accrued expenses. These uses of cash were offset somewhat by improved collections of accounts receivable. The increase year over year was primarily the result of lower accrued expenses due to lower restructuring charges.

Our net cash flow used in investing activities from continuing operations was $3.5 million and $9.4 million for the first nine month of the fiscal years 2008 and 2007, respectively. Cash used during each period was the result of capital expenditures. During the current period, we generated cash of $1.5 million from the sale of property and equipment, principally a building in London.

Our net cash flow used in financing activities from continuing operations during the current period of $141.1 million was due to the payoff of our senior and subordinated debt offset by our new financing arrangement with GECC. Our net cash flow provided by financing activities during the prior year period of $10.9 million was primarily the result of increased borrowings on our BofA Credit Facility.

The Company also has restricted cash at December 31, 2007 of $7.3 million (of which $5.3 million is classified as long-term) primarily related to an escrow established relating to the sale of our European operations as more fully described below and in Note 4. “Discontinued Operations” to the consolidated condensed financial statements.

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

Our liquidity is dependent upon cash on hand, cash generated from operations and the availability of funding under our credit agreements with GECC. The borrowing base under our GECC credit agreements is limited to certain multiples of our adjusted EBITDA, as described in the agreements. Our availability of financing under the credit agreements is also dependent upon the satisfaction of a number of other conditions including meeting leverage and other financial covenants. If we are unable to continue meeting these covenants, GECC could declare us in default, among other possible courses of action. We are in compliance with these covenants at December 31, 2007. In the event of default, in order to fund our cash requirements in fiscal year 2009 we may be required to negotiate changes to our financial covenants with, or to obtain waivers of certain of these covenants from, GECC or to negotiate replacement financing arrangements with one or more other financial institutions. If such actions become necessary, we believe that we will be able to negotiate such changes, waivers and/or replacement financings, but no assurance can be given that we will be successful or as to the terms of any such arrangements.

On November 14, 2007, the First Lien Credit Agreement was amended to extend the Consolidated First Lien Leverage Ratio of 3.7 to 1 to December 15, 2007 and to increase the interest rate applicable margin on the term loan by one percent. The Second Lien Credit Agreements was amended to increase the interest rate applicable margin on the term loan by one percent. On December 14, 2004 the First Lien Credit Agreement was further amended to extend the Consolidated First Lien Leverage Ratio of 3.7 to 1 to January 31, 2008.

Restructuring Charges (Credits)

Fiscal Year 2008 Plan: In fiscal year 2008, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. These charges were accounted for under the provisions of FASB Statement No. 112, “Employers’ Accounting for Post Retirement Benefits” (“SFAS 112”) and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).

As part of these plans, the Company recorded a $1.5 million restructuring charge in fiscal year 2008 consisting of severance charges due to additional cost reduction efforts. Cash outlays for severance during the period were $0.6 million. Payments for the 2008 plan are expected to continue until March 2008.

The remaining liability of the fiscal year 2008 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2008 Plan restructuring charge:

2008 Plan Restructuring Charge:

	Charge	Cash Outlays	Reserve at December 31, 2007
Severance	$1,535	$(560)	$975

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

During the second quarter of fiscal year 2008, the Company eliminated the remaining reserve related to its Field Support office due to favorable sublease negotiations. The remaining obligation relating to this facility consists of broker fees incurred as part of the sublease agreement. The obligation is expected to be paid by the end of fiscal year 2008. Cash outlays for severance and facilities during the period were $0.4 million and $1.2 million, respectively. Payments for the 2007 plan are expected to continue until March 2008.

The remaining liability of the fiscal year 2007 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at December 31, 2007
Severance	$2,032	$662	$—	$(417)	$245
Future lease obligations on facility closures	3,495	1,656	(116)	(1,158)	382

Total	$5,527	$2,318	$(116)	$(1,575)	$627

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

During fiscal year 2008, the Company recorded $0.1 million of restructuring charge related to facilities. Cash outlays for facilities during the period were $0.2 million. Payments for the remaining 2005 Plan obligations are expected to continue through July 2009.

The remaining liability of the 2005 Plan restructuring charge of $0.1 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at December 31, 2007
Severance	$6,562	$—	$—	$—	$—
Future lease obligations on facility closures	960	214	125	(243)	96

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at December 31, 2007
Total	$7,522	$214	$125	$(243)	$96

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

During fiscal year 2008, the Company recorded $0.4 million of fiscal year 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2008 were $0.8 million. Payments for the remaining 2004 Plan obligations are expected to continue through November 2011.

The remaining liabilities of the 2004 Plan restructuring charge of $0.5 million and $1.0 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at December 31, 2007
Severance	$5,747	$—	$—	$—	—
Future lease obligations on facility closures	20,382	1,875	431	(816)	1,490

Total	$26,129	$1,875	$431	$(816)	$1,490

Long-Term Debt

The following table sets forth our future payments for our debt as of December 31, 2007:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
Senior secured credit facilities	104,700	900	103,800
Capital leases	578	578	—
Other long-term obligations	21,182	20,860	322

Total	$126,460	$22,338	$104,122

During fiscal year 2007, we sold our European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as more fully described in Note 4. “Discontinued Operations” to the consolidated condensed financial statements. Under the indenture of the 11% senior notes, we were obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that were not used under the permitted expenditures defined in the indenture. In compliance with this requirement, we initiated a tender offer at par to the holders of the senior notes on June 25, 2007, which expired on July 24, 2007.

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

On November 14, 2007, the First Lien Credit Agreement was amended to extend the Consolidated First Lien Leverage Ratio to 3.7 to 1 from 3.5 to 1 to December 15, 2007 and to increase the applicable interest rate margin on the term loan by one percent. The Second Lien Credit Agreements was amended to increase the applicable interest rate margin on the term loan by one percent. On December 14, 2004 the First Lien Credit Agreement was further amended to extend the Consolidated First Lien Leverage Ration of 3.7 to 1 to January 31, 2008.

DOIC incurred $6.9 million in debt issuance costs related to the new credit facilities with GECC are amortizing these costs over the remaining terms of the facilities. The remaining balance of the unamortized costs was $5.9 million at December 31, 2007.

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

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes accounts payable, accrued expenses (except restructuring charges), taxes payable and deferred revenue already recorded on our balance sheet as current liabilities at December 31, 2007.

	Amount of contractual obligations per period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Senior secured credit facility	104,700	900	58,800	45,000	—
Capital lease obligations	578	578	—	—	—
Other long-term obligations	21,182	20,860	146	82	94
Restructuring payment obligations (1)	3,269	2,263	1,006	—	—
Operating lease obligations	59,151	12,207	18,084	11,169	17,691
Purchase obligations	11,705	11,705	—	—	—

Total contractual obligations	$200,585	$48,513	$78,036	$56,251	$17,785

(1)	Includes amounts as part of restructuring plans committed to by management.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares, or the participating shares, for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. In accordance with the terms of their issue, dividends were payable in the form of additional participating shares in the period through to December 2004. The terms of the financing arrangement in place with Bank of America restricted the payment of cash dividends. Accordingly, dividends, which are cumulative, were paid in the form of additional participating shares from issuance to December 2004. At that time, we were obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which includes our credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share. The terms of DOIC’s financing agreements with GECC also restrict the payment of cash dividends.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of December 31, 2007 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock which includes an additional 145,140 participating shares in respect of payment-in-kind dividends.

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

General Electric Capital Corporation

We have an agreement with GECC under which GECC agrees to provide financing to our qualified United States customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of United States retail equipment and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the nine months ended December 31, 2007 and 2006, we were not required to make any penalty payments to GECC.

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

The Company files numerous income tax returns in the U.S. at the federal, state and local levels, and in certain foreign jurisdictions. The Company has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by taxing authorities for years prior to the fiscal year ended March 31, 2005. The Company is not currently under audit by the Internal Revenue Service but is currently under audit in certain state and local jurisdictions, and in certain foreign jurisdictions. Returns filed in the United Kingdom for tax years ended March 31, 2006, are currently under review.

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

During the current period, the Company adjusted its unrecognized tax benefits by $7.0 million consisting of $4.6 million related to the expiration of the applicable statute of limitations and $2.4 million related to a tax refund claim in the UK (the effect of which directly impacted the Company’s effective tax rate as a benefit in the current period). Also during the current period, the Company adjusted its unrecognized tax benefits associated with federal net operating losses by $1.2 million, its unrecognized tax benefits associated with state net operating losses by $0.6 million and its unrecognized tax benefits associated with foreign net operating losses by $3.8 million. This total adjustment of $5.6 million of unrecognized tax benefits was due to the expiration of the applicable statute of limitations. Included in the balance of unrecognized tax benefits at December 31, 2007 is less than $0.1 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of December 31, 2007, the Company has accrued $0.1 million of interest and penalties related to unrecognized tax benefits.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. FAS 157 is effective for Danka beginning April 1, 2008 although early adoption is permitted. The Company is currently evaluating the requirements of FAS 157 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for Danka beginning April 1, 2008. The Company is currently evaluating the requirements of FAS 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We estimate that a half percent change in interest rates would impact the interest charged on the borrowings under the GECC financing arrangements by approximately $0.6 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services relating to the Company’s 401(k) plan during the nine months ended December 31, 2007.

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

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: February 6, 2008	/s/ Edward K. Quibell
Edward K. Quibell
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.