Form 10-K
period 2008-03-31
DANKA BUSINESS SYSTEMS PLC
filed 2008-07-15
CIK 894010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Act of 1934

For the transition period from              to             .

Commission file number: 0-20828

DANKA BUSINESS SYSTEMS PLC

(Exact name of registrant as specified in its charter)

ENGLAND & WALES	98-0052869
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

111 2ND AVENUE N.E., SUITE 301 ST. PETERSBURG, FLORIDA 33701	AND	MASTERS HOUSE 107 HAMMERSMITH ROAD LONDON, ENGLAND W14 0QH
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(727) 456-1263 in the United States

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by a check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    ☐  Yes    ☒  No

The aggregate market value of voting shares held by non-affiliates of the registrant as of September 30, 2007 was $45,996,240 based on the average bid and asked prices of American Depositary Shares or ADSs, as quoted on the NASDAQ SmallCap Market. As of June 30, 2008, the registrant had 259,148,748 ordinary shares outstanding, including 230,529,281 represented by ADSs. Each ADS represents four ordinary shares. The ADSs are evidenced by American depositary receipts.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

DANKA BUSINESS SYSTEMS PLC

Annual Report on Form 10-K for March 31, 2008

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained herein, or otherwise made by our officers, including statements related to our future performance and our outlook for our businesses and respective markets, projections, statements of our plans or objectives, forecasts of market trends and other matters, are forward-looking statements, and contain information relating to us that is based on our beliefs as well as assumptions, made by, and information currently available to us. The words “goal”, “anticipate”, “expect”, “believe”, “could”, “should”, “intend” and similar expressions as they relate to us are intended to identify forward-looking statements, although not all forward looking statements contain such identifying words. No assurance can be given that the results in any forward-looking statement will be achieved. For the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements provided for in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such actual results to differ materially from those reflected in any forward-looking statements include, but are not limited to, the following: (i) the evaluation of various alternatives following the sale of our remaining operations, including, without limitation, a members voluntary liquidation; (ii) any inability to successfully implement such alternative(s); (iii) any material adverse change in financial markets, the economy or in our financial position; (iv) any inability to record and process key data due to ineffective implementation of business processes and policies; (v) any negative impact from the loss of any of our senior or key management personnel; (vi) any incurrence of tax or other liabilities or tax or other payments beyond our current expectations, which could adversely affect our liquidity; (vii) any negative impact of the accreted value of our outstanding preferred stock or its continued accretion; (viii) any negative impact of our continued organization as an England and Wales registered Company following the sale of our U.S. operating business; (ix) actions of governmental entities, including regulatory requirements; (x) actions by shareholders in connection with the distribution of the net proceeds from sale of Danka Office Imaging Company; (xi) the outcome of legal proceedings to which we are or may become a party; and (xii) other risks including those risks identified in any of our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date they are made. Except as required by applicable law, we undertake no obligation, and do not intend, to update these forward-looking statements to reflect events or circumstances that arise after the date they are made. Furthermore, as a matter of policy, we do not generally make any specific projections as to future earnings, nor do we endorse any projections regarding future performance, which may be made by others outside our Company.

ADDITIONAL INFORMATION AVAILABLE ON COMPANY WEB-SITE

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website: http://www.dankabusinesssystemsplc.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our recent press releases are also available to be viewed or downloaded electronically at http://www.dankabusinesssystemsplc.com. We will also provide electronic or paper copies of our SEC filings free of charge on request. Any information on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

On June 27, 2008, Danka Business Systems PLC (“Danka” or the “Company”) completed the sale of its U.S. operating subsidiary, Danka Office Imaging Company (“DOIC”). Pursuant to a stock purchase agreement (as amended, the “Stock Purchase Agreement”), dated as of April 8, 2008, among Danka, Danka Holding Company and Konica Minolta Business Solutions U.S.A., Inc. (“Konica Minolta”), the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of U.S. $10 million. The purchase price adjustment cannot exceed $10 million. In addition, the sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations. $25 million of the purchase price paid by Konica Minolta at closing will be held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by General Electric Capital Corporation (“GECC”), including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million, the payment of certain change-of-control and severance obligations and the fees and expenses incurred in connection with the sale transaction and minus the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million. For further information regarding the GECC credit facilities and the sale of DOIC to Konica Minolta, see Note 11. “Debt” and Note 18. “Subsequent Events,” respectively, to the consolidated financial statements herein.

The sale of DOIC to Konica Minolta constituted the sale of Danka’s remaining operations. Prior to the sale of DOIC, based on revenue, we were one of the largest independent providers of comprehensive document solutions including office imaging equipment, software, support, and related services and supplies in the United States. We offered a wide range of state of the art office imaging products, services, supplies and solutions that primarily included digital and color copiers, digital and color multifunction peripherals, (“MFPs”) printers, facsimile machines and software, contract services, including professional and consulting services, maintenance, supplies, leasing arrangements, technical support and training, collectively referred to as Danka Document Services.

Our revenue was generated from two primary sources: (1) new retail equipment, supplies and related sales and (2) service contracts. We primarily sold Canon products but also sold other brands, including Konica Minolta, Kodak, Toshiba, and Hewlett-Packard. A significant portion of our retail equipment, supplies and related sales were made to existing customers, and nearly all were sold with a service or supply contract. These contracts typically had an initial term of one to three years and renewed on an annual basis thereafter. A large majority of our retail equipment, supplies and related sales were financed by third party finance or leasing companies. For fiscal year 2008, retail equipment, supplies and related sales accounted for approximately 45% of our total revenue.

We had an installed machine base of analog and digital copiers and MFPs of approximately 120,000 units, which we refer to as machines in field (“MIF”), which generated monthly recurring revenues under our service contracts. Our service revenue generated from these contracts was closely correlated to the number, type and mix of analog, digital and digitally-connected machines in our MIF. In fiscal year 2008, our service revenue accounted for approximately 52% of our total revenue.

We are a public limited company organized under the laws of England and Wales and we were incorporated on March 13, 1973.

Employees

As of March 31, 2008, we employed approximately 1,850 persons.

Trademarks and Service Marks

In connection with the sale of DOIC, we retained a license to certain trademarks and service marks from DOIC to use in connection with the business of, and winding up and dissolution of, Danka.

Backlog

Backlogs are not material to our business.

ITEM 1A.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our general policy was to lease, rather than own, our business locations. We leased over 100 properties for administration, sales, service and distribution functions and for our retail operation in most major metropolitan areas throughout 31 states in the continental United States. These properties occupied a total of approximately 1.0 million square feet. As of March 31, 2008, our principal facilities included 0.2 million square feet of leased office space in St. Petersburg, Florida that we used for our Field Support Office. The terms varied under the leases. Many of our leases had options to renew at our option and required us to pay our proportionate share of taxes, common area expenses, insurance and related costs of the rental properties.

Our management believes that the properties we occupied were, in general, suitable and adequate for the purposes for which they were used.

ITEM 3.	LEGAL PROCEEDINGS

On June 27, 2008, DCML LLC (“DCML”), the beneficial owner of approximately 8.1% of the Company’s outstanding ordinary shares, filed a complaint in the U.S. District Court for the Southern District of New York against the Company, its board of directors, and one of the holders of the Company’s 6.50% senior convertible participating shares alleging that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder in connection with the proxy statement and supplement to proxy statement issued by the Company to solicit votes with respect to the sale of DOIC, a proposed members voluntary liquidation and related proposals, which were voted on by Danka shareholders at an extraordinary general meeting held on June 27, 2008. The complaint also alleges that the Company’s board of directors breached its fiduciary duties to ordinary shareholders by, among other things, recommending that Danka shareholders vote in favor of the sale of DOIC, the proposed members voluntary liquidation and related proposals. The complaint seeks, among other things, unspecified compensatory damages. On July 9, 2008, the plaintiff filed an amended complaint. The Company believes that such complaint is wholly without merit and was filed for an improper purpose, and intends to defend itself vigorously against these allegations.

We are also subject to legal proceedings and claims which arose in the ordinary course of our business. We do not expect these legal proceedings to have a material effect upon our financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High	Low
Fiscal Year 2008:
Quarter ended June 30, 2007	$1.33	$0.85	16.00 p	10.75 p
Quarter ended September 30, 2007	1.11	0.70	13.25	8.50
Quarter ended December 31, 2007	0.73	0.16	9.00	2.58
Quarter ended March 31, 2008	0.42	0.16	5.25	2.00

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High	Low
Fiscal Year 2007:
Quarter ended June 30, 2006	$1.42	$1.06	20.25 p	14.63 p
Quarter ended September 30, 2006	1.86	1.11	23.63	13.25
Quarter ended December 31, 2006	1.96	1.36	25.50	17.00
Quarter ended March 31, 2007	1.72	1.08	21.50	13.00

	U.S. Dollars per ADS		Pence per Ordinary Share
	High	Low	High	Low
Fiscal Year 2006:
Quarter ended June 30, 2005	$1.65	$1.20	22.00 p	15.00 p
Quarter ended September 30, 2005	2.78	1.48	37.00	20.50
Quarter ended December 31, 2005	2.72	1.27	37.50	17.25
Quarter ended March 31, 2006	1.72	1.37	23.88	19.50

As of June 30, 2008, 57,529,281 ADSs were held of record by 1,848 registered holders and 259,148,748 ordinary shares were held of record by 2,528 registered holders. Since some of the ADSs and ordinary shares are held by nominees, the number of holders may not be representative of the number of beneficial owners. We most recently paid a dividend to shareholders on July 28, 1998. We are an English company and we currently have insufficient profits, as determined under English law, to pay dividends on our ordinary shares. We do not expect to pay dividends on our ordinary shares for the foreseeable future and any decision to do so will be made by our board of directors in light of our earnings, financial position, capital requirements, credit or other agreements, legal requirements and other such factors as our board of directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 27, 2008, Danka Business Systems PLC completed the sale of its U.S. operating subsidiary, DOIC. Pursuant to the Stock Purchase Agreement, the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of U.S. $10 million. The purchase price adjustment cannot exceed $10 million. In addition, the sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations. $25 million of the purchase price paid by Konica Minolta at closing will be held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by GECC, including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million, the payment of certain change-of-control and severance obligations and the fees and expenses incurred in connection with the sale transaction and minus the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million. For further information regarding the GECC credit facilities and the sale of DOIC to Konica Minolta, see Note 11. “Debt” and Note 18. “Subsequent Events,” respectively, to the consolidated financial statements herein.

Prior to the sale of DOIC,,Danka was one of the leading independent providers of print products and services in the United States. We provided comprehensive document solutions that included office imaging equipment, document related software, related services and supplies that assisted our customers with the management of their output requirements. These solutions were designed to improve business processes, reduce costs and increase productivity. We offered a broad selection of digital office imaging products including copiers, multi-function peripherals (“MFPs”), facsimile machines and printers that we integrate with an open architecture portfolio of software that has been carefully selected and rigorously tested for optimum performance. We also provided a wide range of contract services, including professional and consulting services, equipment maintenance, supplies, leasing arrangements, technical support and training primarily on the installed base of equipment created by our retail equipment, supplies and related sales.

Danka’s mission was to deliver value to clients by using our expert sales, technical and professional services and products to implement effective document information solutions and services. Our product portfolio was designed to provide our customers with choice, convenience, custom cost management and continuity. Our vision was to empower our customers to benefit fully from the convergence of image and document technologies in a connected environment. This approach strengthened our client relationships and expanded Danka’s strategic value.

Our strategy to accomplish our mission was to:

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

Allowance for doubtful accounts: The Company provides allowances for doubtful accounts and allowances for billing disputes and inaccuracies on its accounts receivable as follows:

•

Allowances for doubtful accounts: Generally credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that the Company considers in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions. The portion of the Company’s allowances strictly relating to doubtful accounts is not significant or material to the financial statements taken as a whole.

•

Allowances for billing disputes and inaccuracies: Billed revenues are reduced based on estimates derived by historically based statistical analysis. Measurement of such allowance requires consideration of prior experience, including the need to adjust for current conditions and judgments about probable effects.

Changes to these estimates in the range of 15% or less would not have a material adverse or positive effect on the Company’s financial position and results of operations. The difference between actual write-offs and estimated allowances has not been material.

The following table summarizes the Company’s net accounts receivable:

	March 31, 2008	March 31, 2007
Accounts receivable, gross	$45,718	$61,547
Allowance for doubtful accounts and billing disputes and inaccuracies	(8,056)	(17,367)

Accounts receivable, net	$37,662	$44,180

Allowance for doubtful accounts as a % of gross accounts receivable	17.6%	28.2%

Inventories: The Company acquires inventory based on its projections of future demand and market conditions. Inventories consist of photocopiers, facsimile equipment and other automated office equipment which are stated at the lower of specific cost or market of $12.0 million at March 31, 2008 and $14.8 million at March 31, 2007. The related parts and supplies are valued at the lower of average cost or market of $15.2 million at March 31, 2008 and $16.9 million at March 31, 2007.

Inventories are stated at the lower of cost or market using a method that approximates FIFO and consist of finished goods available for sale. The Company acquires inventory based on its projections of future demand and market conditions. Any unexpected decline in demand and/or rapid product improvements or technological changes may cause the Company to have excess and/or obsolete inventories. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required. On an ongoing basis, the Company reviews for estimated obsolete or unmarketable inventories and writes-down its inventories to their estimated net realizable value based upon forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than the Company’s forecasts, due in part to a greater acceleration within the industry to digital color office imaging equipment, additional inventory write-downs may be required. The Company’s estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and its ability to return to vendors a certain percentage of our purchases.

The difference between actual write-offs and estimated write-offs has not been material.

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

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, is not a significant focus of the marketing effort, and the Company does not provide post contract customer support specific to the software or incur significant costs that are within the scope of FASB Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that FASB Statement of Position No. 97-2, “Software Revenue Recognition” (“SFAS 97-2”), is not applicable. Revenue from sales of equipment subject to operating and sales-type leases is recognized in accordance with SFAS 13 and FASB Statement No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), respectively. Revenue from all other sales of equipment is recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).

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

As discussed above under “Allowance for Doubtful Accounts”, the Company estimates that a portion of its recorded revenues is inaccurate due to billing disputes or other errors. The Company reduces revenue for an estimate of future credits that will be issued for billing disputes and inaccuracies at the time of sale. Billed revenues are reduced based on estimates derived by historically based statistical analysis. Measurement of such estimates requires consideration of prior experience, including the need to adjust for current conditions and judgments about probable effects.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them, instead including them in operating expense line items. These costs totaled $11.3 million, $12.0 million and $14.9 million for fiscal years 2008, 2007 and 2006, respectively.

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

In assessing the realizability of deferred tax assets, management considers whether it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2008. Consequently, we have a valuation allowance against net deferred tax assets in all jurisdictions at March 31, 2008.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management’s opinion, adequate provisions for income and corporation taxes have been made for all years.

Goodwill—We had goodwill of $93.5 million as of March 31, 2008. We review our goodwill and indefinite-lived intangible assets annually for possible impairment, or more frequently if impairment indicators arise in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Separable intangible assets that have finite lives are amortized over their estimated useful lives.

Goodwill was reviewed for possible impairment during each of the fourth quarters of our fiscal years 2007 and 2006, in accordance with SFAS 142. As of January 1, 2008, management determined that the fair value exceeded the carrying amount of goodwill based on the potential sale of DOIC to Konica Minolta as more fully described in Note 18. “Subsequent Events” to the consolidated financial statements.

In performing its impairment testing at January 1, 2007, the fair value of the reporting unit was determined using a combination of a discounted cash flow model and multiple market approaches. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the analysis as of January 1, 2007 management determined that the fair value exceeded the carrying amount and therefore, goodwill was not considered to be impaired.

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

Future compensation to be incurred through fiscal year 2010 related to the nonvested options is approximately $0.3 million as of March 31, 2008.

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

Financial Condition

The following table sets forth information concerning our financial position as of March 31, 2008 and 2007:

	March 31, 2008		March 31, 2007
Total assets	$222,146		$417,048
Total liabilities	$229,180		$388,968
Working capital	$(128,797)		$(37,441)
Liabilities to liabilities and capital	103%		93%
Inventory turnover ratio	5	x	5	x

Total assets as of March 31, 2008 decreased $194.9 million or 46.7% from March 31, 2007. This decrease was due primarily to the use of cash received on the sale of our European operations during fiscal year 2007 to repay our outstanding senior and subordinated notes as more fully described in Note 11. “Debt” to the consolidated financial statements. In addition, accounts receivable decreased by $6.5 million due to better collections and lower revenues and inventory decreased by $4.5 million due to reduced purchasing resulting from better forecasting of inventory needs. Fixed assets decreased $5.7 million due to continuing depreciation of assets and decreased capital spending during fiscal year 2008.

Total liabilities decreased $159.8 million from March 31, 2007, or 41.1%. This decrease was due to the payoff of our senior and subordinated notes offset by a new financing arrangement with GECC as more fully described in Note 11. “Debt” to the consolidated financial statements. In addition, accounts payable and accrued expenses decreased $33.0 million due to the payout of restructuring accruals and professional fees and the paydown of vendor balances.

Working capital, defined as current assets less current liabilities, decreased $91.4 million or 243.0% from March 31, 2007. This decrease was the result of decreased restricted cash balances at March 31, 2008, and the repayment of our outstanding senior and subordinated notes, which were partially offset by borrowings under our new financing arrangement with GECC as more fully described in Note 11. “Debt” to the consolidated financial statements.

Liabilities to liabilities and capital increased 10% at March 31, 2008 compared to March 31, 2007 due to the impact of additional operating losses during fiscal year offset by the decrease in liabilities discussed above.

For the period ending March 31, 2008, our annualized inventory turnover ratio remained stable at 5x.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue from continuing operations represented by certain items in our Consolidated Statements of Operations:

	Year ended March 31,
	2008	2007	2006
Revenue:
Retail equipment, supplies and related sales	45.3%	44.5%	47.2%
Retail service	51.9	52.4	49.7
Rentals	2.8	3.1	3.1

Total revenue	100.0	100.0	100.0
Cost of sales	66.1	65.4	65.8

Gross profit	33.9	34.6	34.2
Selling, general and administrative expenses	34.4	35.4	38.9
Restructuring charges	0.7	1.4	1.0
Loss on sale of subsidiary	—	0.6	—
Other (income) expense	(0.2)	0.1	(0.3)

Operating loss from continuing operations	(1.0)	(2.9)	(5.4)
Interest expense	(4.7)	(7.8)	(5.7)
Interest income	0.8	0.4	—
Loss on early extinguishment of debt	(2.3)	—	—

Loss before income taxes from continuing operations	(7.2)	(10.3)	(11.1)
Provision (benefit) for income taxes	(0.2)	0.5	(1.7)

Net loss from continuing operations	(7.0)%	(10.8)%	(9.4)%

The following table sets forth for the periods indicated, the change in our revenue from continuing operations from the prior year:

	Year ended March 31,
	2008	2007	2006
Retail equipment, supplies and related sales	(5.3)%	(18.7)%	1.6%
Retail service	(8.0)	(9.1)	(11.7)
Rentals	(17.8)	(14.6)	(29.8)

Total revenue	(7.1)%	(13.8)%	(6.7)%

The following table sets forth for the periods indicated the gross profit margin percentage from continuing operations for each of our revenue classifications:

	Year ended March 31,
	2008	2007	2006
Retail equipment, supplies and related sales	28.4%	29.0%	29.1%
Retail service	37.6	37.3	37.7
Rentals	55.3	68.3	55.1

Total	33.9%	34.6%	34.2%

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenue

Revenue includes customer purchases of office peripherals; supplies; software and related support products; professional, consulting and maintenance services; and leasing arrangements. For the fiscal year 2008, our revenue decreased by $32.0 million or 7.1% from fiscal year 2007 with retail equipment, supplies and related sales declining $10.5 million or 5.3% to $189.6 million. Retail service revenue declined $19.0 million or 8.0% to $217.1 million and rental revenue was down $2.5 million or 17.8% to $11.5 million for fiscal year 2008.

Our retail equipment, supplies and related sales are declining due to new entrants and existing providers competing for product placement, and lower productivity of newly hired sales personnel. While we added sales personnel in strategic locations, we continued to lack the necessary sales coverage throughout the United States to cover and protect our existing installed base, due to earlier cost cutting measures. This inhibited our ability to retain and upgrade customers as their contracts ended and/or their machines aged out. Year over year, our new product placements or new machines in field (“MIF”) decreased by 8%. This decrease in product placement was partially offset by increases in average selling prices over all product lines. Our supplies revenue decreased by $1.0 million year over year due to the sale of Image One, our wholly owned print services subsidiary, in fiscal year 2007.

Service revenue includes revenue from the maintenance and servicing of equipment and is driven by the total number MIF that we serviced. Service revenues continued to decrease due in part to the continued conversion from analog devices to digital devices and decreased MIF. Year over year, digital devices in our installed base grew 5.8%, however, they generated a lower average cost per copy charge than the analog devices. This decrease in copy charges from the conversion to digital devices has been offset, somewhat by a shift to color copies which have a higher average per copy charge than traditional black and white copies.

We also experienced a decline in our MIF due in part to lower hardware sales. During fiscal year 2008, our net MIF decline was 10,594 machines resulting in a base service revenue decline of $13.5 million. In addition, pricing pressures from competition and enhanced technology inhibited price maintenance on renewals and new contracts entered into.

Rental revenue declined by $2.5 million or 17.8% to $11.5 million in fiscal year 2008. During the fiscal year 2007, revenue was recognized for fiscal year 2006 rental activity on rental equipment on contracts with certain governmental customers that did not meet revenue recognition criteria in fiscal year 2006.

Gross Profit

Our total gross profit margin after costs of goods sold, which primarily includes inventory, service labor and overhead, management costs and depreciation of equipment, decreased to 33.9% during fiscal year 2008 from 34.6% in the year-ago period.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them from gross margin, including them instead in operating expense line items. These costs totaled $11.3 million and $12.0 million during fiscal years 2008 and 2007, respectively.

We receive vendor rebates based on arrangements with certain equipment vendors. Those arrangements typically require vendors to make incentive payments to the Company based on the volume of periodic purchases (dollar amounts, quantity of specific units, etc.). Such rebates are accrued when purchases are made and can be reasonably estimated, recorded as reductions of inventory costs when accrued and recognized as a reduction to cost of sales when the related inventories are sold. Credits to cost of sales during fiscal year 2008 were $6.0 million compared to $4.5 million in the prior year period.

Retail equipment, supplies and related sales margins decreased slightly to 28.4% from 29.0% in the year-ago period. This decrease was the result of a shift toward lower margin deals at the end of the fiscal year offset by vendor credits of $1.0 million received during the current period.

Retail service margins increased to 37.6% from 37.3%. The increase in retail service margins was a direct result of a reduction in fixed costs related to our service organization of approximately $6.2 million and an increase year over year of vendor credits of $1.5 million offset by the transition to all inclusive service contracts that contain provisions for service and consumables which are typically lower margin.

Rental margins decreased in the current year period compared to the year-ago period. During fiscal year 2006, we entered into a government contract with a 36 month term which requires annual purchase orders for budgetary purposes. Revenue and depreciation expense were expected to be recognized ratably over the contract term. However, a delay in the execution of the purchase order by the government entity caused us to defer all of the revenue we expected to recognize in fiscal year 2006 to fiscal year 2007. This resulted in an increase to our fiscal year 2007 gross profit as the depreciation associated with the deferred revenue was recognized in fiscal year 2006. In fiscal year 2008, our rental gross profit returned to historical levels resulting in a decrease in rental margins from 68.3% in fiscal year 2007 to 55.3% in fiscal year 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) in the current year decreased by $15.7 million or 9.9% from the year-ago period to $143.8 million from $159.5 million. The decrease in SG&A for the year resulted from a decrease in professional fees of $10.2 million year over year, primarily relating to the outsourcing agreements for our general and administrative functions, including lower variable costs due to lower transactions generated. This decrease was offset by increases in sales headcount and commission expenses of approximately $0.2 million in an effort to increase sales coverage in certain strategic markets. While we added sales personnel in strategic locations, we experienced lower productivity due to these newly hired sales personnel and we continued to lack the necessary sales coverage throughout the United States to cover and protect our existing installed base, due to earlier cost cutting measures. As a percentage of total revenue, SG&A expenses decreased to 34.4% in the current fiscal year from 35.4% in the year-ago period.

Restructuring Charges (Credits)

During the last two fiscal years, we formulated plans to continue to eliminate inefficiencies in our field operations and to reduce our SG&A costs by eliminating and consolidating back office functions, reducing sales and service personnel and exiting certain facilities. During the prior fiscal year, we recorded $2.0 million of severance charges and $3.5 million of facility charges primarily relating to our Field Support Office. In addition, we recorded approximately $0.5 million in charges relating to our prior restructuring plans. During the current period, we recorded severance charges of $2.5 million relating to the 2008 plan, and $0.6 million of facility charges relating to prior year plans.

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

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $4.3 million for fiscal year 2008 compared to a loss of $13.0 million in the prior year period. The increase in operating earnings for the current year was due to lower SG&A expenses, lower restructuring charges and the gain on the sale of a building offset by lower revenues and gross margin. The operating loss from continuing operations in the prior-year was principally due to increased restructuring charges and the loss on the sale of our wholly owned subsidiary discussed above.

Interest Expense and Interest Income

Interest expense decreased by $15.6 million or 44.2% due to the payoff of our senior and subordinated notes and our new financing agreements with GECC as more fully described in Note 11. “Debt” to the consolidated financial statements.

Interest income increased $1.6 million due to increased cash balances at the beginning of the current fiscal year as the result of the sale of our European businesses in the prior fiscal year.

Loss on Early Extinguishment of Debt

During the current fiscal year, we redeemed our senior and subordinated notes as more fully described in Note 11. “Debt” to the consolidated financial statements, resulting in a loss of $9.7 million.

Income Taxes

We recorded a tax benefit of $1.0 million during fiscal year 2008 and a tax provision of $2.2 million in the prior year period. The income tax benefit in the current period resulted from a $2.4 million benefit associated with the refund, in the UK, of previously paid tax offset by a $1.3 million increase in the valuation allowance against deferred taxes and $0.1 million in minimum taxes and other charges. The income tax provision for the prior year period resulted from a $1.5 million increase in the valuation allowance against deferred taxes and $0.7 million in minimum taxes and other charges.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $29.3 million in fiscal year 2008 compared to a loss from continuing operations of $48.7 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.83 per ADS during the current period compared to net loss from continuing operations of $1.11 per ADS in the year-ago period.

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

Retail service revenue declined by $23.6 million or 9.1% to $236.1 million due to the factors discussed above. This decrease was also a direct result of lower average service prices. In addition, these pricing pressures inhibited price maintenance or increases on renewals and new contracts.

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

Income Taxes

We recorded an income tax provision of $2.2 million in fiscal year 2007 compared to a tax benefit of $8.6 million in the prior year period. The income tax provision for the current year period resulted from a $1.5 million increase in the valuation allowance against deferred taxes and $0.7 million in minimum taxes and other charges. The income tax benefit for the prior year period resulted from the resolution of various tax contingencies in the United States totaling $10.1 million, which was partially offset by an increase in the valuation allowance against deferred taxes of $1.4 million and minimum and other taxes of $0.1 million.

Net Earnings (Loss) from Continuing Operations

Our net loss from continuing operations was $48.7 million in fiscal year 2007 compared to net loss of $49.3 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $1.11 per ADS in each of fiscal years 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows from continuing operations for fiscal years 2008, 2007 and 2006 as reported in our Consolidated Statements of Cash Flows in the accompanying Consolidated Financial Statements:

	Year Ended March 31,
	2008	2007	2006
Net cash used in operating activities	$(29,800)	$(25,942)	$(33,997)
Net cash used in investing activities	(4,227)	(11,247)	(5,593)
Net cash (used in) provided by financing activities	(141,525)	4,984	8,397
Effect of discontinued operations	172,477	21,687	24,675
Effect of exchange rates	—	3,645	(2,693)

Net decrease in cash	(3,075)	(6,873)	(9,211)
Cash and cash equivalents, beginning of period	17,594	24,467	33,678

Cash and cash equivalents, end of period	$14,519	$17,594	$24,467

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

Generally, cash provided by operations and cash on the balance sheet continue to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow used in continuing operations during fiscal year 2008, 2007 and 2006 was $29.8 million, $25.9 million and $34.0 million, respectively. The cash flows used in continuing operations during each fiscal year is a result of the continuing decline in our revenues and the resulting decline in our gross profit, payouts of restructuring, payouts of accrued professional fees and reductions in other accrued expenses. These uses of cash were offset somewhat by improved collections of accounts receivable.

Our net cash flow used in continuing investing activities during fiscal years 2008, 2007 and 2006 was $4.2 million, $11.2 million and $5.6 million, respectively. This outflow was the result of capital expenditures. During fiscal year 2008, we sold a building in London that resulted in net proceeds of $1.5 million.

Our net cash flow provided by continuing financing activities during fiscal years 2007 and 2006 was $5.0 million and $8.4 million while our net cash flow used in continuing financing activities was $141.5 million for fiscal year 2008. The cash outflow during fiscal year 2008 was the result of the redemption of our senior and subordinated notes offset by the new financing agreements with GECC as more fully described in Note 11. “Debt” to the consolidated financial statements. During fiscal year 2007, $5.0 of restricted cash relating to our credit facility with Bank of America was released. During fiscal year 2006, we had borrowings of $10.0 million outstanding on our credit lines at the end of the year.

The Company also has restricted cash at March 31, 2008 of $5.3 million related to an escrow established per the terms of an agreement for the sale of our European operations as more fully described below and in Note 6. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements.

During fiscal year 2007, we sold our European operations to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, after an upward adjustment of U.S. $5 million as more fully described in Note 6. “Discontinued Operations” to the consolidated condensed financial statements. Under the indenture governing our 11% senior notes, we were obligated to make a tender offer within 365 days of the sale for the notes at par, utilizing the balance of the asset sale proceeds that has not been used under the permitted expenditures defined in the indenture. In compliance with this requirement, we initiated a tender offer at par to the holders of the senior notes on June 25, 2007, which expired on July 24, 2007 as more fully described in Note 6. “Debt” to the consolidated condensed financial statements.

The sale of our European operations was completed in anticipation of the repayment of our senior and subordinated notes in an effort to lower our interest expense (and subsequent payments) on a go forward basis. The cash contribution from our European operations generally had not been substantial enough to cover these interest payments.

Notices of Redemption were initiated by the Company on June 25, 2007 to the holders of the 11.0% Senior Notes due 2010 at 105.5% of par plus accrued and unpaid interest and to the holders of the 10.0% Subordinated Notes due 2008 at

100.0% of par plus accrued and unpaid interest. On July 27, 2007, the senior notes and subordinated notes were redeemed and paid and during the second quarter of fiscal year 2008, the Company recorded a charge of approximately $9.4 million for the call premium on the redemption of the senior notes as more fully described in Note 11. “Debt” to the consolidated condensed financial statements.

Also on June 25, 2007, the Company completed new financing agreements with GECC pursuant to which it may borrow up to $145.0 million including $40.0 million in revolving loans as more fully described in Note 11. “Debt” to the consolidated condensed financial statements. Proceeds from this financing were used in conjunction with the proceeds of the previously completed sale of our European businesses to reduce and refinance our existing debt and enhance working capital. The credit agreements governing these new financing arrangements contain customary financial covenants that we must comply with on a quarterly basis relating to our leverage ratios, fixed charge coverage ratio, cumulative EBITDA and an annual capital expenditure threshold, all as more fully described in the financing agreements.

Our liquidity is dependent upon cash on hand, cash generated from operations and the availability of funding under our credit agreements with GECC. The borrowing base under our GECC credit agreements is limited to certain multiples of our adjusted EBITDA, as described in the agreements. Our availability of financing under the credit agreements is also dependent upon the satisfaction of a number of other conditions including meeting leverage and other financial covenants. If we are unable to continue meeting these covenants, GECC could declare us in default, among other possible courses of action. We are not in compliance with these covenants at March 31, 2008.

On June 27, 2008, Danka Business Systems PLC completed the sale of its U.S. operating subsidiary, DOIC. Pursuant to the Stock Purchase Agreement, the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of U.S. $10 million. The purchase price adjustment cannot exceed $10 million. In addition, the sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations. $25 million of the purchase price paid by Konica Minolta at closing will be held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by GECC, including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million, the payment of certain change-of-control and severance obligations and the fees and expenses incurred in connection with the sale transaction and minus the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million. For further information regarding the GECC credit facilities and the sale of DOIC to Konica Minolta, see Note 11. “Debt” and Note 18. “Subsequent Events,” respectively, to the consolidated financial statements herein.

In connection with the sale of DOIC, as described above, the credit facilities provided by GECC were repaid and terminated.

We believe cash and cash equivalents on hand, which include the net proceeds of approximately $40 million after transaction costs from the sale of DOIC, holdbacks and paydown of our debt with GECC is sufficient to fund our cash requirements for the next twelve months.

The Board of Directors of the Company is evaluating the alternatives available with respect to the net proceeds from the sale of DOIC to Konica Minolta – primarily how such proceeds may be distributed to Danka shareholders. There is no guarantee that any future alternative chosen by the board of directors will result in any return to holders of Danka’s ordinary shares (including holders of American Depositary Shares). In addition, there is no guarantee that the holders of the Company’s 6.50% senior convertible participating shares will not take action(s) available to them under applicable law, for example seeking a winding up of the Company, to recover amounts to which they are entitled pursuant to the Company’s articles of association. Such amounts exceed the amount of the net proceeds from the sale of DOIC.

Restructuring Charges

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

As part of these plans, the Company recorded a $2.5 million restructuring charge in fiscal year 2008 consisting of severance charges due to additional cost reduction efforts. Cash outlays for severance during the period were $1.5 million. The remaining liability of the fiscal year 2008 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2008 Plan restructuring charge:

2008 Plan Restructuring Charge:

	Charge	Cash Outlays	Reserve at March 31, 2008

Severance	$2,457	$(1,497)	$960

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

During the second quarter of fiscal year 2008, the Company eliminated the remaining reserve related to its Field Support office due to favorable sublease negotiations. The remaining obligation relating to this facility consists of broker fees incurred as part of the sublease agreement. Cash outlays for severance and facilities during the period were $0.5 million and $1.6 million, respectively.

The remaining liability of the fiscal year 2007 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at March 31, 2008
Severance	$2,032	$662	$—	$(531)	$131
Future lease obligations on facility closures	3,495	1,656	(60)	(1,596)	—

Total	$5,527	$2,318	$(60)	$(2,127)	$131

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded $2.6 million in restructuring charges related to severance in fiscal year 2005. During fiscal year 2006, the Company recorded additional charges of $3.9 million and $1.0 million relating to severance and facilities, respectively, due to continued reduction efforts.

During fiscal year 2008, the Company recorded a $0.2 million restructuring charge related to facilities. Cash outlays for facilities during the period were $0.3 million.

The remaining liability of the 2005 Plan restructuring charge of $0.1 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at March 31, 2008
Severance	$6,562	$—	$—	$—	$—
Future lease obligations on facility closures	960	214	157	(295)	76

Total	$7,522	$214	$157	$(295)	$76

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

During fiscal year 2008, the Company recorded $0.5 million of fiscal year 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2008 were $1.0 million.

The remaining liabilities of the 2004 Plan restructuring charge of $0.6 million and $0.8 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at March 31, 2008
Severance	$5,747	$—	$—	$—	—
Future lease obligations on facility closures	20,382	1,875	535	(1,026)	1,384

Total	$26,129	$1,875	$535	$(1,026)	$1,384

The remaining obligations for the restructuring plans above have been assumed by Konica Minolta following the completion of the sale of DOIC to Konica Minolta as more fully described in Note 18. “Subsequent Events” to the consolidated financial statements. As such, no future payout under these plans is expected to be paid by Danka.

Debt

The following table sets forth our future payments for our debt as of March 31, 2008:

	Total	Payments due in Less Than 1 Year	Payments due in More Than 1 Year
Senior secured credit facilities	$104,550	$104,550	$—
Borrowings on revolving credit lines	20,780	20,780	—
Capital leases	423	423	—
Other long-term obligations	302	33	269

Total	$126,055	$125,786	$269

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

On November 14, 2007, the First Lien Credit Agreement was amended to extend the Consolidated First Lien Leverage Ratio to 3.7 to 1 from 3.5 to 1 to December 15, 2007 and to increase the applicable interest rate margin on the term loan by one percent. The Second Lien Credit Agreement was also amended to increase the applicable interest rate margin on the term loan by one percent. On December 14, 2007 the First Lien Credit Agreement was further amended to extend the Consolidated First Lien Leverage Ratio of 3.7 to 1 to January 31, 2008, and was further extended on January 31, 2008 to March 31, 2008.

On March 31, 2008, the First Lien Credit Agreement was amended to increase the Consolidated First Lien Leverage Ratio to 4.5 to 1 upon the execution of the Share Purchase Agreement with Konica Minolta Business Solutions U.S.A, Inc as more fully described in Note 18. “Subsequent Events” to the consolidated financial statements. In addition, the applicable interest rate margin on the term loan was further increased by one percent. Also on March 31, 2008, the Company entered into a fee letter agreement with GECC whereby the Company agreed to pay to GECC a non-refundable amendment fee in the amount of $2.5 million upon the execution of the Share Purchase Agreement and a non-refundable ticking fee of $0.1 million per week until the re-payment of the term loan.

As of March 31, 2008, the borrowing base for the revolving credit facility was $24.3 million and DOIC had $20.8 million of borrowings under the revolver. In addition, DOIC had $2.9 million reserved on the revolver for various letters of credit issued on its behalf. The borrowings are included in “Current maturities of long-term debt and notes payable” on the consolidated condensed balance sheet. The borrowing base fluctuates each month and is generally highest at the end of the quarter. The borrowing base is subject to certain multiples of adjusted EBITDA (as more fully described in the credit agreements) and therefore, the cash availability that we have under the financing arrangements are reliant on the Company meeting these adjusted EBITDA multiples which become more restrictive with the passage of time.

The Company’s liquidity is dependent upon cash on hand, cash generated from operations and the availability of funding under the credit agreements with GECC. The borrowing base under the GECC credit agreements is limited to certain multiples of the Company’s adjusted EBITDA, as described in the agreements. The Company’s availability of financing under the credit agreements is also dependent upon the satisfaction of a number of other conditions including meeting leverage ratios and other financial covenants. Per the terms of the agreements, if the Company is unable to meet these covenants, GECC could declare it in default, among other possible courses of action. The Company is not in compliance with these covenants at March 31, 2008, and therefore reclassified all its debt with GECC to current.

DOIC incurred $6.9 million in debt issuance costs relating to its new credit facilities with GECC and is amortizing these costs straight line over the remaining terms of the facilities which approximates the effective interest method. The remaining balance of the unamortized costs was $5.4 million at March 31, 2008.

On June 27, 2008, Danka Business Systems PLC completed the sale of its U.S. operating subsidiary, DOIC. Pursuant to the Stock Purchase Agreement, the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of U.S. $10 million. The purchase price adjustment cannot exceed $10 million. In addition, the sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations. $25 million of the purchase price paid by Konica Minolta at closing will be held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by GECC, including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million, the payment of certain change-of-control and severance obligations and the fees and expenses incurred in connection with the sale transaction and minus the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million. For further information regarding the GECC credit facilities and the sale of DOIC to Konica Minolta, see Note 11. “Debt” and Note 18. “Subsequent Events,” respectively, to the consolidated financial statements herein.

In connection with the sale of DOIC, as described above, the credit facilities provided by GECC were repaid and terminated.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2008 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock which includes an additional 151,040 participating shares in respect of payment-in-kind dividends. We accrete to the redemption value of our 6.5% convertible participating shares using the straight-line method that approximates the effective interest method. The unaccreted amount at March 31, 2008 was $3.2 million.

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

General Electric Capital Corporation

We have an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to our qualified customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, we are obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of retail equipment, supplies and related sales revenues. If we fail to provide a minimum level of customer leases under the agreement, we are obligated to pay penalty payments to GECC. For the fiscal years ended March, 31, 2008, 2007 and 2006, the Company was not required to make any penalty payments.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective April 1, 2007. As a result of the adoption of FIN 48, the Company identified $10.5 million of unrecognized tax benefits of which, $0.6 million would affect the Company’s effective tax rate, if recognized. Of this amount, less than $0.1 million was recorded as a reduction to the April 1, 2007 retained earnings balance. As a result of the implementation of FIN 48, the Company recognized a $2.1 million decrease in assets for unrecognized tax benefits associated with federal net operating losses, a $0.6 million decrease in assets for unrecognized tax benefits associated with state net operating losses and a $3.8 million decrease in assets for unrecognized tax benefits associated with foreign net operating losses.

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

During the current fiscal period, the Company reduced its unrecognized tax benefits by $9.3 million consisting of a $5.4 million reduction related to the expiration of the applicable statute of limitations, a $0.1 million increase based on tax positions of prior years related to current year and a $4.0 million reduction related to settlements of tax positions. Included in the balance of unrecognized tax benefits at March 31, 2008 is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$10,500
Increases based on tax positions related to current year	102
Increase/decrease to tax positions of prior years	—
Decreases related to settlements	(4,037)
Decreases related to lapse of the statute of limitations	(5,416)

Balance at March 31, 2008	$1,149

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of March 31, 2008, the Company has accrued $0.1 million of interest and penalties related to unrecognized tax benefits.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for Danka beginning April 1, 2008. The Company is currently evaluating the requirements of FAS 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Danka Business Systems PLC

We have audited the accompanying consolidated balance sheets of Danka Business Systems PLC and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Danka Business Systems PLC and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Danka Business Systems PLC will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a working capital deficiency and has not complied with certain covenants of loan agreements with a bank. In addition, on June 27, 2008, the Company sold its remaining operations to Konica Minolta Business Solutions U.S.A., Inc. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

July 11, 2008

Danka Business Systems PLC

Consolidated Statements of Operations for the Years Ended

March 31, 2008, 2007 and 2006

(In thousands, except per American Depositary Share (“ADS”) amounts)

	2008	2007	2006
Revenue:
Retail equipment, supplies and related sales	$189,565	$200,141	$246,315
Retail service	217,098	236,073	259,695
Rentals	11,505	13,990	16,389

Total revenue	418,168	450,204	522,399

Cost of sales:
Retail equipment, supplies and related sales costs	135,776	142,148	174,635
Retail service costs	135,418	147,980	161,770
Rental costs, including depreciation on rental assets	5,147	4,436	7,366

Total cost of sales	276,341	294,564	343,771

Gross profit	141,827	155,640	178,628
Operating expenses:
Selling, general and administrative expenses	143,783	159,510	203,168
Restructuring charges	3,089	6,037	5,161
Loss on sale of subsidiary	—	2,513	—
Other (income) expense	(789)	614	(1,295)

Total operating expenses	146,083	168,674	207,034

Operating loss from continuing operations	(4,256)	(13,034)	(28,406)
Interest expense	(19,638)	(35,212)	(29,534)
Interest income	3,305	1,671	—
Loss on early extinguishment of debt	(9,711)	—	—

Loss from continuing operations before income taxes	(30,300)	(46,575)	(57,940)
(Benefit) provision for income taxes	(956)	2,150	(8,635)

Loss from continuing operations	(29,344)	(48,725)	(49,305)
(Loss) earnings from discontinued operations, net of tax	(581)	9,305	(4,356)
(Loss) gain on sale of discontinued operations, net of tax	(5,814)	10,181	(31,551)

Net loss	$(35,739)	$(29,239)	$(85,212)

Net loss attributable to common shareholders
Net loss from continuing operations	$(29,344)	$(48,725)	$(49,305)
Dividends and accretion on participating shares	(24,397)	(22,946)	(21,635)

Net loss from continuing operations attributable to common shareholders	$(53,741)	$(71,671)	$(70,940)

Basic and diluted net earnings (loss) attributable to common shareholders per ADS:
Net loss from continuing operations	$(0.83)	$(1.11)	$(1.11)
Net (loss) earnings from discontinued operations	(0.10)	0.30	(0.56)

Net loss	$(0.93)	$(0.81)	$(1.67)

Weighted average ADSs	64,781	64,363	63,865

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Balance Sheets as of March 31, 2008 and 2007

(In thousands except share data)

	March 31, 2008	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,519	$17,594
Restricted cash	5,250	163,979
Accounts receivable, net of allowance for doubtful accounts of $8,056 and $17,367, respectively	37,662	44,180
Inventories	27,201	31,681
Prepaid expenses and other current assets	4,622	17,607

Total current assets	89,254	275,041
Equipment on operating leases, net	6,803	9,241
Property and equipment, net	16,923	22,637
Goodwill	93,489	93,489
Other intangible assets, net of accumulated amortization of $1,275 and $1,175, respectively	454	554
Other assets	15,223	16,086

Total assets	$222,146	$417,048

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current maturities of long-term debt and notes payable	$125,786	$186,078
Accounts payable	50,469	66,231
Accrued expenses and other current liabilities	28,546	45,830
Taxes payable	8,115	8,468
Deferred revenue	5,135	5,875

Total current liabilities	218,051	312,482
Long-term debt and notes payable, less current maturities	269	65,215
Deferred income taxes and other long-term liabilities	10,860	11,271

Total liabilities	229,180	388,968

6.5% senior convertible participating shares $1.00 stated value; 500,000 authorized; 369,040 and 345,996 issued and outstanding, respectively	368,884	344,487
Shareholders’ equity (deficit):
Ordinary shares, 1.25 pence stated value; 500,000,000 authorized; 259,148,748 and 258,899,852 issued and outstanding, respectively	5,393	5,386
Additional paid-in capital	331,237	330,587
Accumulated deficit	(712,548)	(652,380)

Total shareholders’ equity (deficit)	(375,918)	(316,407)

Total liabilities and shareholders’ equity (deficit)	$222,146	$417,048

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Cash Flows for the Years Ended

March 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Operating activities:
Net loss	$(35,739)	$(29,239)	$(85,212)
(Earnings) loss from discontinued operations	6,395	(19,486)	35,907

Loss from continuing operations	(29,344)	(48,725)	(49,305)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,982	15,265	19,937
Deferred income taxes	1,457	1,476	1,408
Amortization of debt issuance costs	1,512	7,472	1,761
Loss on early extinguishment of debt	9,711	—	—
Non-cash stock-based compensation	657	530	227
(Gain) loss on sale of property and equipment and equipment on operating leases	(807)	(164)	2,000
Proceeds from sale of equipment on operating leases	305	362	174
Loss on sale of subsidiary, net	—	2,103	—
Restructuring charges	3,089	6,037	5,161
Changes in net assets and liabilities:
Restricted cash	—	—	2,352
Accounts receivable	6,519	18,564	17,956
Inventories	4,480	5,102	(1,725)
Prepaid expenses and other current assets	2,659	6,338	(955)
Other non-current assets	1,020	(4,266)	8,089
Accounts payable	(15,762)	(20,814)	6,533
Accrued expenses and other current liabilities	(25,039)	(3,521)	(30,963)
Deferred revenue	(740)	(9,017)	(568)
Other long-term liabilities	(2,499)	(2,684)	(16,079)

Net cash used in continuing operations	(29,800)	(25,942)	(33,997)
Net cash used in discontinued operations	(2,273)	(5,799)	(3,445)

Net cash used in operating activities	(32,073)	(31,741)	(37,442)

Investing activities:
Capital expenditures	(5,744)	(11,450)	(5,596)
Proceeds from the sale of property and equipment	1,517	203	3

Net cash (used in) provided by continuing investing activities	(4,227)	(11,247)	(5,593)
Net cash provided by (used in) discontinued investing activities	174,750	(2,359)	9,322

Net cash provided by (used in) investing activities	170,523	(13,606)	3,729
Financing activities:
Borrowings under line of credit agreements	25,780	56,539	53,079
Payments under line of credit agreements	(15,445)	(56,228)	(43,393)
Payments under capital lease arrangements	(603)	(1,134)	(1,708)
Payments of long term debt	(249,358)	—	—
Proceeds from debt issuance	105,000	—	—
Payment of debt issue costs	(6,899)	—	—
Restricted cash	—	5,000	—
Proceeds from stock options exercised	—	368	419
Excess tax benefit from stock options exercised	—	439	—

Net cash (used in) provided by continuing financing activities	(141,525)	4,984	8,397
Net cash used in discontinued financing activities	—	(242)	(597)

Net cash (used in) provided by financing activities	(141,525)	4,742	7,800

Effect of exchange rates	—	3,645	(2,693)

Net decrease in cash and cash equivalents	(3,075)	(36,960)	(28,606)
Cash and cash equivalents from continuing operations, beginning of period	17,594	24,467	33,678
Cash and cash equivalents from discontinued operations, beginning of period	—	30,087	49,482
Cash and cash equivalents from discontinued operations, end of period	—	—	(30,087)

Cash and cash equivalents, end of period	$14,519	$17,594	$24,467

Supplemental disclosures—cash flow information:
Interest paid	$25,358	$27,329	$27,321
Income taxes (returned) paid	(750)	214	643

The accompanying notes are an integral part of these consolidated financial statements.

Danka Business Systems PLC

Consolidated Statements of Shareholders’ Equity (Deficit)

For the Years Ended March 31, 2008, 2007 and 2006

(In thousands)

	Number of ordinary shares (4 ordinary shares equal 1 ADS)	Ordinary shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balances at March 31, 2005	254,189	$5,277	$329,152	$(493,348)	$(55,156)	$(214,075)

Net loss	—	—	—	(85,212)	—	(85,212)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	(5,661)	(5,661)
Currency translation adjustment, net of taxes of nil (Note 6)	—	—	—	—	14,705	14,705

Comprehensive loss						(76,168)
Dividends and accretion on participating shares	—	—	—	(21,635)	—	(21,635)
Non-cash stock-based compensation	481	8	219	—	—	227
Proceeds from stock options exercised	1,859	45	374	—	—	419

Balances at March 31, 2006	256,529	5,330	329,745	(600,195)	(46,112)	(311,232)

Net loss	—	—	—	(29,239)	—	(29,239)
Minimum pension liability, net of a deferred tax benefit of nil	—	—	—	—	4,113	4,113
Currency translation adjustment, net of taxes of nil	—	—	—	—	12,200	12,200

Comprehensive loss						(12,926)
Sale of discontinued operations, net of taxes of nil (Note 6)	—	—	—	—	29,799	29,799
Dividends and accretion on participating shares	—	—	—	(22,946)	—	(22,946)
Non-cash stock-based compensation	651	15	515	—	—	530
Proceeds from stock options exercised	1,720	41	327	—	—	368

Balances at March 31, 2007	258,900	5,386	330,587	(652,380)	—	(316,407)

Net loss	—	—	—	(35,739)	—	(35,739)
Dividends and accretion on participating shares	—	—	—	(24,397)	—	(24,397)
Cumulative impact of adoption of FIN 48	—	—	—	(32)	—	(32)
Non-cash stock-based compensation	249	7	650	—	—	657

Balances at March 31, 2008	259,149	$5,393	$331,237	$(712,548)	$—	$(375,918)

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

Restricted cash: Restricted cash was $5.3 million at March 31, 2008 and $169.0 million at March 31, 2007, of which $5.0 million was classified as long-term at March 31, 2007, primarily related to the restrictions placed on the proceeds from the sale of our European operations as more fully described in Note 6. “Discontinued Operations and Assets and Liabilities Held for Sale” to the consolidated financial statements.

Allowance for doubtful accounts: The Company provides allowances for doubtful accounts and allowances for billing disputes and inaccuracies on its accounts receivable as follows:

•

Allowances for doubtful accounts: Generally credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is generally not required. Some of the factors that the Company considers in determining whether to record an allowance against accounts receivable include the age of the receivable, historical write-off experience and current economic conditions. The portion of the Company’s allowances strictly relating to doubtful accounts is not significant or material to the financial statements taken as a whole.

•

Allowances for billing disputes and inaccuracies: Billed revenues are reduced based on estimates derived by historically based statistical analysis. Measurement of such allowance requires consideration of prior experience, including the need to adjust for current conditions and judgments about probable effects.

The following table summarizes the Company’s net accounts receivable:

	March 31, 2008	March 31, 2007
Accounts receivable, gross	$45,718	$61,547
Allowance for doubtful accounts and billing disputes and inaccuracies	(8,056)	(17,367)

Accounts receivable, net	$37,662	$44,180

Inventories: The Company acquires inventory based on its projections of future demand and market conditions. Inventories consist of photocopiers, facsimile equipment and other automated office equipment which are stated at the lower of specific cost or market of $12.0 million at March 31, 2008 and $14.8 million at March 31, 2007. The related parts and supplies are valued at the lower of average cost or market of $15.2 million at March 31, 2008 and $16.9 million at March 31, 2007.

Inventories are stated at the lower of cost or market using a method that approximates FIFO and consist of finished goods available for sale. The Company acquires inventory based on its projections of future demand and market conditions. Any unexpected decline in demand and/or rapid product improvements or technological changes may cause the Company to have excess and/or obsolete inventories. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required. On an ongoing basis, the Company reviews for estimated obsolete or unmarketable inventories and writes-down its inventories to their estimated net realizable value based upon forecasts of future demand and market conditions using historical trends and analysis. If actual market conditions are less favorable than the Company’s forecasts, due in part to a greater acceleration within the industry to digital color office imaging equipment, additional inventory write-downs may be required. The Company’s estimates are influenced by a number of considerations including, but not limited to, the following: decline in demand due to economic downturns, rapid product improvements and technological changes, and its ability to return to vendors a certain percentage of our purchases.

The difference between actual write-offs and estimated write-offs has not been material.

Equipment on Operating Leases: Equipment on operating leases is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated economic lives, generally three to five years. Depreciation is recorded in cost of sales as rental costs.

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

Other assets: Other assets include restricted assets of $2.3 million related to the Company’s deferred compensation plan as of March 31, 2008.

Income taxes: In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences which give rise to the deferred tax asset become deductible. The Company’s past financial performance is a significant factor which contributes to its inability, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering the relevant data, management concluded that it is not “more likely than not” that the Company will realize the benefits of certain deferred tax assets at March 31, 2008 and 2007. Consequently, the Company recorded a valuation allowance against net deferred tax assets in all jurisdictions at March 31, 2008 and 2007.

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

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, is not a significant focus of the marketing effort, and the Company does not provide post contract customer support specific to the software or incur significant costs that are within the scope of FASB Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that FASB Statement of Position No. 97-2, “Software Revenue Recognition” (“SFAS 97-2”), is not applicable. Revenue from sales of equipment subject to operating and sales-type leases is recognized in accordance with SFAS 13 and FASB Statement No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), respectively. Revenue from all other sales of equipment is recognized in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”).

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

As discussed above under “Allowance for Doubtful Accounts”, the Company estimates that a portion of its recorded revenues is inaccurate due to billing disputes or other errors. The Company reduces revenue for an estimate of future credits that will be issued for billing disputes and inaccuracies at the time of sale. Billed revenues are reduced based on estimates derived by historically based statistical analysis. Measurement of such estimates requires consideration of prior experience, including the need to adjust for current conditions and judgments about probable effects.

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

Purchasing and receiving costs, inspection costs, warehousing costs and other distribution costs are included in selling, general and administrative costs because no meaningful allocation of these expenses to equipment, supplies and rental costs of sales is practicable. Accordingly, our gross margins may not be comparable to other companies, since some companies include all of the costs related to their distribution network in cost of sales, while others exclude a portion of them, instead including them in operating expense line items. These costs totaled $11.3 million, $12.0 million and $14.9 million for fiscal years 2008, 2007 and 2006, respectively.

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

Advertising: Advertising costs are charged to expense as incurred. Advertising expenses totaled $0.3 million, $0.4 million and $0.2 million for fiscal years 2008, 2007 and 2006, respectively.

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

Loss on sale of subsidiary: In June 2006, the Company sold a wholly-owned subsidiary which was engaged in the sale and servicing of office imaging equipment. A loss of $2.5 million was recorded during the fiscal year 2007, which is included in operating expenses.

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

Concentrations of risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, restricted cash, trade receivables, trade payables and long-term debt. The Company’s cash and cash equivalents and restricted cash are placed with high credit quality financial institutions, and are invested in short-term maturity, highly rated securities. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographical areas. As of March 31, 2008, the Company had no significant concentrations of credit risk. The Company’s business is dependent upon close relationships with its vendors and its ability to purchase photocopiers and related office imaging equipment from these vendors on competitive terms. The Company primarily purchases products from several key vendors including Canon, Nexpress and Toshiba, each of which represented 10% or more of equipment purchases for continuing operations for the years ended March 31, 2008, 2007 and 2006.

Convertible Participating Shares: The Company accretes to the redemption value of its 6.5% convertible participating shares over the period from the date of issuance to the earliest redemption date of the convertible participating shares using the straight-line method which approximates the interest method. The unaccreted amount at March 31, 2008 was $3.2 million.

Stock Based Compensation: The Company has employee stock benefit plans, which are described more fully in Note 14. “Share Option and Stock Compensation Plans”. Effective April 1, 2006, the Company adopted FASB Statement No. 123R, “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method to account for its employee stock-options. Under that transition method, compensation costs for the portion of awards for which the requisite service had not yet been rendered, and that were outstanding as of the adoption date, will be recognized as the service is rendered based on the grant date fair value of those awards calculated under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Prior period results are not restated. Since all options were fully vested on April 1, 2006, the adoption of SFAS 123R had no impact on net income or earnings per share.

Year ended March 31, 2006
Loss from continuing operations, as reported	$(49,305)
Add: total stock-based employee compensation expense	227
Less: total stock-based employee compensation expense determined under the fair value provisions of SFAS 123 for all awards, net of tax	(5,738)

Pro forma loss from continuing operations	(54,816)
Dividends and accretion on participating shares	(21,635)

Pro forma loss from continuing operations available to common shareholders	(76,451)
Loss from discontinued operations	(35,907)

Pro forma net loss available to common shareholders	$(112,358)

Basic and diluted loss from continuing operations available to common shareholders per ADS
As reported	$(1.11)
Pro forma	(1.20)
Basic and diluted net loss available to common shareholders per ADS
As reported	$(1.67)
Pro forma	(1.76)
Weighted average basic ADS	63,865

See Note 14. “Share Option and Stock Compensation Plans” for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

New Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective April 1, 2007. As a result of the adoption of FIN 48, the Company identified $10.5 million of unrecognized tax benefits, of which, $0.6 million would affect the Company’s effective tax rate, if recognized. Of this amount, less than $0.1 million was recorded as a reduction to the April 1, 2007 retained earnings balance. As a result of the implementation of FIN 48, the Company recognized a $2.1 million decrease in assets for unrecognized tax benefits associated with federal net operating losses, a $0.6 million decrease in assets for unrecognized tax benefits associated with state net operating losses and a $3.8 million decrease in assets for unrecognized tax benefits associated with foreign net operating losses.

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

During the current fiscal period, the Company reduced its unrecognized tax benefits by $9.3 million consisting of a $5.4 million reduction related to the expiration of the applicable statute of limitations, a $0.1 million increased based on tax positions of prior years related to current year and a $4.0 million reduction related to settlements of tax positions. Included in the balance of unrecognized tax benefits at March 31, 2008 is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$10,500
Increases based on tax positions related to current year	102
Increase/decrease to tax positions of prior years	—
Decreases related to settlements	(4,037)
Decreases related to lapse of the statute of limitations	(5,416)

Balance at March 31, 2008	$1,149

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of March 31, 2008, the Company has accrued $0.1 million of interest and penalties related to unrecognized tax benefits.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. FAS 159 is effective for Danka beginning April 1, 2008. The Company is currently evaluating the requirements of FAS 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

United Kingdom Companies Act 1985: The financial statements for the years ended March 31, 2008, 2007, and 2006 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts prepared under International Financial Reporting Standards for the year ended March 31, 2007 were delivered to the Registrar of Companies for England and Wales on October 15, 2007. The auditors’ reports on those statutory accounts was unqualified.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentations.

Note 2. Going Concern Considerations

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, the Company has incurred recurring operating losses, has a working capital deficiency and has not complied with certain covenants of loan agreements with a bank. In addition, on June 27, 2008, the Company sold its remaining operations to Konica Minolta Business Solutions U.S.A., Inc. as more fully described in Note 18. “Subsequent Events”. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Board of Directors of the Company is also evaluating the alternatives available with respect to the net proceeds from the sale of DOIC to Konica Minolta – primarily how such proceeds may be distributed to Danka shareholders. There is no guarantee that any future alternative chosen by the board of directors will result in any return to holders of Danka’s ordinary shares (including holders of American Depositary Shares). In addition, there is no guarantee that the holders of the Company’s 6.50% senior convertible participating shares will not take action(s) available to them under applicable law, for example seeking a winding up of the Company, to recover amounts to which they are entitled pursuant to the Company’s articles of association. Such amounts exceed the amount of the net proceeds from the sale of DOIC.

Note 3. Goodwill and Other Intangible Assets

Goodwill was reviewed for possible impairment as of January 1, 2008 and 2007 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As of January 1, 2008, management determined that the fair value exceeded the carrying amount of goodwill based on the potential sale of the Company to Konica Minolta Business Solutions USA, Inc. as more fully described in Note 18. “Subsequent Events” to the consolidated financial statements.

In performing its impairment testing at January 1, 2007, the fair value of the reporting unit was determined using a combination of a discounted cash flow model and multiple market approaches. The discounted cash flow model used estimates of future revenue and expenses for each reporting unit as well as appropriate discount rates, and the estimates that were used are consistent with the plans and estimates the Company is using to manage the underlying business. Based on the analysis as of January 1, 2007 management determined that the fair value exceeded the carrying amount and therefore, goodwill was not considered to be impaired.

As of March 31, 2008, goodwill was $93.5 million.

Other intangible assets, principally customer lists, was $0.5 million, net of $1.2 million of accumulated amortization as of March 31, 2008. Aggregate amortization expense of other intangible assets for fiscal years 2008, 2007 and 2006 was $0.1 million, $0.2 million and $1.3 million respectively. Estimated amortization expense for fiscal year 2009 and the succeeding two fiscal years is approximately $0.1 million per year.

Note 4. Restructuring Charges

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

As part of these plans, the Company recorded a $2.5 million restructuring charge in fiscal year 2008 consisting of severance charges due to additional cost reduction efforts. Cash outlays for severance during the period were $1.5 million. Payments for the 2008 plan are expected to continue until December 2008.

The remaining liability of the fiscal year 2008 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2008 Plan restructuring charge:

2008 Plan Restructuring Charge:

	Charge	Cash Outlays	Reserve at March 31, 2008
Severance	$2,457	$(1,497)	$960

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

During the second quarter of fiscal year 2008, the Company eliminated the remaining reserve related to its Field Support office due to favorable sublease negotiations. The remaining obligation relating to this facility consists of broker fees incurred as part of the sublease agreement. Cash outlays for severance and facilities during the period were $0.5 million and $1.6 million, respectively. Payments for the 2007 plan are expected to continue until June 2008.

The remaining liability of the fiscal year 2007 Plan restructuring charge is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2007 Plan restructuring charge:

2007 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at March 31, 2008
Severance	$2,032	$662	$—	$(531)	$131
Future lease obligations on facility closures	3,495	1,656	(60)	(1,596)	—

Total	$5,527	$2,318	$(60)	$(2,127)	$131

Fiscal Year 2005 Plan: In fiscal year 2005, the Company formulated plans to continue to eliminate inefficiencies in its field operations and to reduce its selling, general and administrative costs by eliminating and consolidating back office functions and exiting certain facilities. These charges were accounted for under the provisions of SFAS 112 and SFAS 146.

As part of these plans, the Company recorded $2.6 million in restructuring charges related to severance in fiscal year 2005. During fiscal year 2006, the Company recorded additional charges of $3.9 million and $1.0 million relating to severance and facilities, respectively, due to continued reduction efforts.

During fiscal year 2008, the Company recorded a $0.2 million restructuring charge related to facilities. Cash outlays for facilities during the period were $0.3 million. Payments for the remaining 2005 Plan obligations are expected to continue through July 2008.

The remaining liability of the 2005 Plan restructuring charge of $0.1 million is categorized within “Accrued expenses and other current liabilities”.

The following table summarizes the fiscal year 2005 Plan restructuring charge:

2005 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at March 31, 2008
Severance	$6,562	$—	$—	$—	$—
Future lease obligations on facility closures	960	214	157	(295)	76

Total	$7,522	$214	$157	$(295)	$76

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

During fiscal year 2008, the Company recorded $0.5 million of fiscal year 2004 Plan facility charges. Cash outlays for facilities during fiscal year 2008 were $1.0 million. Payments for the remaining 2004 Plan obligations are expected to continue through November 2011.

The remaining liabilities of the 2004 Plan restructuring charge of $0.6 million and $0.8 million is categorized within “Accrued expenses and other current liabilities” and “Deferred income taxes and other long-term liabilities”, respectively.

The following table summarizes the fiscal year 2004 Plan restructuring charge:

2004 Plan Restructuring Charge:

	Cumulative Expense through March 31, 2007	Reserve at March 31, 2007	Charge (Credit)	Cash Outlays	Reserve at March 31, 2008
Severance	$5,747	$—	$—	$—	—
Future lease obligations on facility closures	20,382	1,875	535	(1,026)	1,384

Total	$26,129	$1,875	$535	$(1,026)	$1,384

Note 5. Other (Income) Expense

Other income and other expense include the following for the years ended March 31:

	2008	2007	2006
Other expense (income):
Foreign exchange losses (gains)	$34	$1,021	$(2,029)
Amortization of other intangible assets	100	162	1,270
Gain on sale of building	(923)	—	—
Disposal of business	—	(193)	(445)
Government refunds	—	(463)	—
Other	—	87	(91)

Total	$(789)	$614	$(1,295)

Note 6. Discontinued Operations and Assets and Liabilities Held For Sale

European operations

During fiscal year 2007, the Company completed the sale of its European businesses. Pursuant to a share purchase agreement (the “Share Purchase Agreement”) dated as of October 12, 2006 among Danka Business Systems PLC, certain of its subsidiaries (Danka Business Systems PLC and such subsidiaries collectively referred to hereinafter as “Danka,” or the “Company”) and Ricoh Europe B.V. (“Ricoh”), the Company sold its European businesses to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, including an upward purchase price adjustment of U.S. $5.0 million and a holdback of $7.5 million, both of which were received during fiscal year 2008. The operating activities of the Company’s European operations (including several non-operating companies not purchased by Ricoh) have been reported as discontinued operations and the consolidated financial statements have been adjusted to reflect this presentation. Summarized information for the European operations for the years ended March 31 is set forth below:

	2008	2007	2006
Revenues	$—	$411,145	$523,718
Net earnings (loss) from discontinued operations	(581)	8,934	(3,795)
Provision (benefit) for income taxes on discontinued operations	(245)	(3,382)	991
Gain (loss) on sale of discontinued operations, net of tax	(6,600)	1,872	(961)

The loss on the sale of discontinued operations during fiscal year 2008 was primarily related to the settlement of tax audits in certain jurisdictions. The gain on the sale of discontinued operations during fiscal year 2007 included write offs of goodwill of $121.2 million, currency translation adjustments of $16.7 million and minimum pension liabilities of $14.0 million.

The indenture governing the Company’s 11.0% senior notes due June 15, 2010 restricted the use of the net proceeds (as defined in the indenture) from the sale of the Company’s European businesses as more fully described in Note 11. “Debt”.

In addition, per the terms of the sale agreement, the Company established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. This escrow reduced the net proceeds from the sale of the European businesses. In fiscal year 2008, this escrow was reduced to $5.3 million and is included in the Company’s restricted cash balance at March 31, 2008.

The Company is subject to tax audits in certain jurisdictions that were sold during fiscal year 2007. Per the terms of the Share Purchase Agreement, the Company is liable for any adverse outcome of these audits up through the date of sale of the operations. The tax audits are ongoing and as of March 31, 2008, the recorded liability is the Company’s best estimate of the exposure from these audits. The Company intends to vigorously defend any adverse findings which may or may not be material.

Australia

In fiscal year 2007, the Company sold its Australia business unit, Danka Australia Pty Limited (“Danka Australia”) to One Source Group Limited for a purchase price of $12.6 million in cash. The operating activities of Danka Australia have been reported as discontinued operations and the consolidated financial statements have been adjusted to reflect this presentation. Summarized information for Danka Australia for the years ended March 31 is set forth below:

	2008	2007	2006
Revenues	$—	$22,085	$49,853
Net earnings (loss) from discontinued operations	—	561	727
Gain (loss) on sale of discontinued operations, net of tax	—	9,709	—

The gain on the sale of discontinued operations includes a currency translation adjustment of $0.9 million.

Central and South America

In fiscal year 2006 the Company sold the shares of its business units in Central and South America for a purchase price of $10.0 million in cash. The operating activities of the business units in Central and South America have been reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for the Central and South America business units for the years ended March 31 are set forth below:

	2008	2007	2006
Revenues	$—	$—	$12,563
Net earnings (loss) from discontinued operations	—	(85)	(679)
Provision for income taxes on discontinued operations	—	—	790
Gain (loss) on sale of discontinued operations, net of tax	263	—	(29,177)

The loss on the sale of discontinued operations includes a write off of currency translation adjustments of $19.9 million.

Canada

In fiscal year 2006 the Company sold the shares of its Canadian business unit, Danka Canada, Inc. to Pitney Bowes of Canada, LTD., a subsidiary of Pitney Bowes, Inc. for a purchase price of $14.0 million in cash. The operating activities of Danka Canada, Inc. have been reported as discontinued operations, and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized information for Danka Canada, Inc. for the years ended March 31 is set forth below:

	2008	2007	2006
Revenues	$—	$—	$9,407
Net earnings (loss) from discontinued operations	—	(105)	(609)
Provision for income taxes on discontinued operations	—	—	—
Gain (loss) on sale of discontinued operations, net of tax of nil	523	(1,400)	(1,413)

The loss on the sale of discontinued operations during fiscal year 2006 includes a write off of currency translation adjustments of $4.7 million and goodwill of $2.9 million. In addition, the purchase price was subject to adjustment based upon working capital, as defined in the purchase and sale agreement. An additional loss on the sale of discontinued operations of $1.4 million was recorded due to working capital adjustments during fiscal year 2007. During fiscal year 2008, a gain on the sale of discontinued operations of $0.5 million was recorded when the working capital adjustment was finalized.

Note 7. Income Taxes

The provision (benefit) for income taxes attributable to continuing operations for the years ended March 31 is as follows:

	2008	2007	2006
U.S. income tax
Current	$(61)	$890	$(10,043)
Deferred	1,457	1,476	1,408

Total U.S. tax provision (benefit)	1,396	2,366	(8,635)
U.K. income tax
Current	(2,352)	(216)	—
Deferred	—	—	—

Total U.K. tax provision (benefit)	(2,352)	(216)	—

Total provision (benefit) for income taxes	$(956)	$2,150	$(8,635)

A reconciliation of income tax provision (benefit) on continuing operations at the United Kingdom statutory corporation tax rate to the reported amounts for income taxes for the years ended March 31 is as follows:

	2008	2007	2006
Tax benefit at statutory U.K. rate	$(8,484)	$(13,775)	$(17,382)
Profits (losses) taxed at other than standard U.K. rate	(2,910)	1,218	(3,968)
Valuation allowance changes affecting the provision (benefit) for income taxes	12,453	13,512	55,917
Settlement of uncertain tax positions	(2,340)	(216)	(43,955)
Permanent differences	147	776	—
Other taxes and charges	178	635	753

Provision (benefit) for income taxes	$(956)	$2,150	$(8,635)

The United Kingdom statutory corporation tax rate was 28% in fiscal year 2008 and 30% in fiscal years 2007 and 2006.

The tax effects of temporary differences that comprise the elements of deferred tax at March 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Accrued expenses not deducted for tax purposes	$4,906	$5,156
Reserves for inventory and accounts receivable not deducted for tax purposes	8,053	11,594
Tax loss carryforwards	171,046	156,438
Tax credit carryforwards	6,515	5,838
Stock options	108	107

Total gross deferred tax assets	190,628	179,133
Valuation allowance	(189,994)	(177,800)

Net deferred tax assets	634	1,333
Deferred tax liabilities:
Intangibles amortization	(5,841)	(3,120)
Leases and depreciation	(1,099)	(3,062)

Total gross deferred tax liabilities	(6,940)	(6,182)

Net deferred tax liability	$(6,306)	$(4,849)

Net deferred tax assets (liabilities) as of March 31, 2008 and 2007 were classified in the consolidated balance sheets as follows:

	2008	2007
Deferred tax assets—current	$47	$273
Deferred tax liabilities—non-current	(6,353)	(5,122)

Net deferred tax asset liability	$(6,306)	$(4,849)

At March 31, 2008, the Company has net operating losses and interest carryforwards relating to U.S. operations of approximately $366.4 million, which will begin to expire if not used by March 31, 2025. Additionally, the Company’s U.S. operations have an alternative minimum tax credit carryforward of $3.4 million which is available indefinitely, and capital loss carryforwards of $7.9 million. The Company has U.K. net operating loss carryforwards of approximately $96.5 million. All net operating losses have been offset by a full valuation allowance reflecting uncertainty as to future realization.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$10,500
Increases based on tax positions related to current year	102
Increase/decrease to tax positions of prior years	—
Decreases related to settlements	(4,037)
Decreases related to lapse of the statute of limitations	(5,416)

Balance at March 31, 2008	$1,149

Included in the balance of unrecognized tax benefits at March 31, 2008 is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months.

During fiscal year 2006, the Company recorded favorable adjustments for changes in prior year estimates of tax liabilities in the United States of $10.1 million. These adjustments primarily related to favorable resolution of tax contingencies.

The valuation allowance for deferred tax assets as of March 31, 2008, and 2007 was $190.0 million and $177.8 million respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our inability, pursuant to FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), to use projections of future taxable income in assessing the realizability of deferred tax assets. Management therefore is limited to considering the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” we will realize the benefits of the deferred tax assets at March 31, 2008 and 2007 in all jurisdictions and therefore a valuation allowance has been recorded to reserve our deferred tax assets at March 31, 2008 and 2007 in these jurisdictions.

The repatriation of the undistributed earnings of the Company’s foreign subsidiaries to the United Kingdom at March 31, 2008 would not result in an additional material amount of tax.

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

Note 8. Earnings per Share

The effects of the Company’s 6.5% senior convertible participating shares, which represent the ADSs shown in the table below, are not included in the computation of diluted earnings per share for the years ended March 31, 2008, 2007 and 2006 because they are anti-dilutive as the Company incurred losses available to common shareholders. ADS equivalents from stock options shown in the table below, presented using the treasury stock method, are not included in the computation of diluted earnings per share for the years ended March 31, 2008, 2007 and 2006 because they are anti-dilutive as the Company is in a loss position.

Potential ADSs issuance from:

	March 31,
	2008	2007	2006
6.5% senior convertible participating shares	28,739	26,945	25,260
Stock options	3,652	5,860	6,146

Note 9. Equipment on Operating Leases, net

Included in equipment on operating leases is equipment used to generate rental revenue. Substantially all of the Company’s governmental operating leases are cancelable after one year. Equipment on operating leases is depreciated over one to five years and consists of the following at March 31, 2008 and 2007:

	2008	2007
Equipment on operating leases	$19,990	$23,949
Less accumulated depreciation	(13,187)	(14,708)

Equipment on operating leases, net	$6,803	$9,241

Depreciation expense on equipment on operating leases for the years ended March 31, 2008, 2007 and 2006 was $4.0 million, $3.5 million and $5.4 million respectively, and is included in retail supplies and rental costs in the accompanying statements of operations.

Note 10. Property and Equipment, net

Property and equipment, along with their useful lives, consists of the following at March 31, 2008 and 2007:

	2008	2007	Average Useful life In years
Buildings	$—	$755	30
Office furniture and equipment	26,209	24,198	3 – 7
Leased office furniture and equipment	1,772	4,987	3 – 7
Leasehold improvements	12,081	11,584	3 – 15
Software	46,982	46,276	3 – 5

Total cost	87,044	87,800
Less accumulated depreciation and amortization	(70,121)	(65,163)

Property and equipment, net	$16,923	$22,637

Depreciation expense on property and equipment and amortization of assets on capital leases for the years ended March 31, 2008, 2007 and 2006 was $8.9 million, $11.6 million and $13.2 million, respectively.

Note 11. Debt

Debt consists of the following as of March 31, 2008 and 2007:

	2008	2007
10.0% subordinated notes due April 2008	$—	$64,520
11.0% senior notes due June 2010	—	175,000
Senior secured credit facilities	104,550	—
Capital lease obligations	423	1,026
Borrowings on revolving credit lines bearing interest at prime plus 4.25%	20,780	10,000
Borrowings on various notes payable bearing interest from prime to 12.0%, maturing principally over the next 5 years	302	747

Total debt and notes payable	126,055	251,293
Less current maturities of long-term debt and notes payable	(125,786)	(186,078)

Long-term debt and notes payable, less current maturities	$269	$65,215

The indenture governing the 11.0 % senior notes restricted the use of the net proceeds (as defined in the indenture) from the sale of the Company’s European businesses in fiscal year 2007. Per the terms of the indenture, the use of these net proceeds was restricted to the following:

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

The Company also had the right to, at its option, redeem all or part of the subordinated notes at 100.0% of par plus accrued and unpaid interest on the subordinated notes.

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

On November 14, 2007, the First Lien Credit Agreement was amended to extend the Consolidated First Lien Leverage Ratio to 3.7 to 1 from 3.5 to 1 to December 15, 2007 and to increase the applicable interest rate margin on the term loan by one percent. The Second Lien Credit Agreements was amended to increase the applicable interest rate margin on the term loan by one percent. On December 14, 2007 the First Lien Credit Agreement was further amended to extend the Consolidated First Lien Leverage Ratio of 3.7 to 1 to January 31, 2008, and was further extended on January 31, 2008 to March 31, 2008.

On March 31, 2008, the First Lien Credit Agreement was amended to increase the Consolidated First Lien Leverage Ratio to 4.5 to 1 upon the execution of the Share Purchase Agreement with Konica Minolta Business Solutions U.S.A, Inc as more fully described in Note 18. “Subsequent Events” to the consolidated financial statements. In addition, the applicable interest rate margin on the term loan was increased by one percent. Also on March 31, 2008, the Company entered into a fee letter agreement with GECC whereby the Company agreed to pay to GECC a non-refundable amendment fee in the amount of $2.5 million upon the execution of the Share Purchase Agreement and a non-refundable ticking fee of $0.1 million per week until the re-payment of the term loan.

As of March 31, 2008, the borrowing base for the revolving credit facility was $24.3 million and DOIC had $20.8 million of borrowings under the revolver. In addition, DOIC had $2.9 million reserved on the revolver for various letters of credit issued on its behalf. The borrowings are included in “Current maturities of long-term debt and notes payable” on the consolidated condensed balance sheet. The borrowing base fluctuates each month and is generally highest at the end of the quarter. The borrowing base is subject to certain multiples of adjusted EBITDA as more fully described in the credit agreements and therefore, the cash availability that we have under the financing arrangements are reliant on the Company meeting these adjusted EBITDA multiples.

The Company’s liquidity is dependent upon cash on hand, cash generated from operations and the availability of funding under the credit agreements with GECC. The borrowing base under the GECC credit agreements is limited to certain multiples of the Company’s adjusted EBITDA, as described in the agreements. The Company’s availability of financing under the credit agreements is also dependent upon the satisfaction of a number of other conditions including meeting leverage and other financial covenants. If the Company is unable to meet these covenants, GECC could declare it in default, among other possible courses of action. The Company is not in compliance with these covenants at March 31, 2008, and therefore reclassified all its debt with GECC to current.

DOIC incurred $6.9 million in debt issuance costs relating to its new credit facilities with GECC and is amortizing these costs straight line over the remaining terms of the facilities which approximates the effective interest method. The remaining balance of the unamortized costs was $5.4 million at March 31, 2008.

In connection with the sale of DOIC, as described in Note 18. “Subsequent Events”, the credit facilities provided by GECC were repaid and terminated.

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

Aggregate annual maturities of debt at March 31, 2008, are as follows:

Year Ending March 31,
2009	$125,786
2010	65
2011	38
2012	40
2013	43
Thereafter	83

$126,055

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of March 31, 2008, the participating shares have voting rights on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock, which includes an additional 151,040 participating shares in satisfaction of the payment-in-kind dividends. The Company accretes to the redemption value of its 6.5% convertible participating shares over the period from the date of issuance to the earliest redemption date of the convertible participating shares using the straight-line method which approximates the effective interest method. The unaccreted amount at March 31, 2008 was $3.2 million.

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

Note 13. Employee Benefit Plans

Substantially all of the Company’s U.S. employees are entitled to participate in its profit sharing plan established under Section 401(k) of the U.S. Internal Revenue Code. Employees are eligible to contribute voluntarily to the plan after 90 days of employment. At the Company’s discretion, it may also contribute to the plan. Employees are always vested in their contributed balance and become fully vested in the Company’s contributions after four years of service. Company contributions to the plan were $0.5 million for the fiscal year ended March 31, 2008. There were no contributions to the plan for the fiscal years ended March 31, 2007 and 2006.

The Company has a supplemental executive retirement plan, which provides additional income for certain of its U.S. executives upon retirement. There were no contributions to the plan for the years ended March 31, 2008, 2007 and 2006. For the year ended March 31, 2008, $2.3 million of the plan assets are restricted.

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

1996 Share Option Plan

The Company’s 1996 Share Option Plan authorizes the granting of both incentive and non-incentive share options over an aggregate of 22,000,000 ordinary shares (5,500,000 ADS equivalents). The option balance outstanding at March 31, 2008 also includes options issued pursuant to a plan that preceded the 1996 Share Option Plan. There are no shares available for issuance under this plan. Options were granted at prices not less than market value on the date of grant and the maximum term of the options does not exceed ten years. Share options granted under the 1996 Share Option Plan generally vest ratably in equal tranches over three years beginning on the first anniversary of the date of grant.

1999 Share Option Plan

In October 1999, shareholders approved the 1999 Share Option Plan authorizing the granting of both incentive and non-incentive share options for an aggregate of 12,000,000 ordinary shares (3,000,000 ADS equivalents). In October 2001, shareholders approved the issuance of an additional 20,000,000 ordinary shares (5,000,000 ADS equivalents) pursuant to the 1999 plan. Share options granted under the 1999 Share Option Plan generally have the same terms as those granted under the 1996 Share Option Plan. There were 300,000 ADS equivalent stock options granted during fiscal year 2006 that include a provision for a guaranteed intrinsic value of $0.8 million after three years. During fiscal year 2007, 1,030,000 ADS equivalent share options were granted to employees. There were no grants made during fiscal year 2008.

2001 Long Term Incentive Plan

In October 2001, shareholders approved the Danka 2001 Long Term Incentive Plan, under which the Company may make awards of a variety of equity-related incentives to its executive directors, officers and employees. Awards under the 2001 plan may take the form of non-vested stock unit awards (“restricted stock”), stock appreciation rights and other share-based awards. The 2001 plan is administered by the Company’s human resources committee, which determines the persons to whom awards may be made, the form of the awards, the terms and conditions of the awards, the number of shares subject to each award and the dates of grant. The total number of ordinary shares in respect of which awards may be made under the 2001 plan is 18,000,000 ordinary shares (4,500,000 ADS equivalents). Awards may be made in ordinary shares or ADSs. As of March 31, 2008, 71,849 ADSs have been awarded under the 2001 plan.

2002 Outside Director Stock Compensation Plan

In October 2002, the shareholders approved the 2002 Outside Director Stock Compensation Plan which allows the Company to pay part of its outside (non-executive) directors’ compensation in shares. The total number of shares in respect of which awards may be made under the 2002 Plan are 2,000,000 ordinary shares or 500,000 ADS. There were no shares issued during fiscal year 2008. For the fiscal years ended March 31, 2007 and 2006, 619,328 and 342,664 ordinary shares, respectively were issued under the 2002 Plan. As of March 31, 2008, 1,442,388 ordinary shares or 360,597 ADS had been issued under the 2002 Plan.

As of March 31, 2008, there were 32,261,564 ordinary shares (8,065,391 ADS equivalents) available to grant under all of the Company’s existing equity compensation plans.

Additional information with respect to all stock option plan activity during the year ended March 31, 2008 was as follows in ADSs:

	Options	Weighted-average exercise price	Weighted-average contractual term (years)
Options outstanding at April 1, 2007	5,860	$3.60
Granted	—	—
Exercised	—	—
Expired	(66)	24.01
Forfeited	(2,142)	4.15

Options outstanding at March 31, 2008	3,652	2.91	5.47

Options exercisable at March 31, 2008	2,965	3.19	4.75

Shares available for issuance at March 31, 2008	3,498

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 are not significant to the financial statements presented herein taken as a whole.

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

The weighted average fair value of ADS equivalent stock options at grant date for the year ended March 31, 2007 was $1.12 per ADS equivalent stock option. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2007, as well as the total intrinsic value of the options exercised during the year ended March 31, 2007 are not significant to the financial statements presented herein taken as a whole.

Future compensation to be incurred through fiscal year 2010 related to the nonvested options is approximately $0.3 million as of March 31, 2008.

Fiscal year 2006

The fair value of options granted during the years ended March 31, 2006 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

2006
Dividend yield	0.00%
Expected volatility (1)	94.08%
Risk-free interest rate	4.15%
Expected life	5.00 years

(1)	Expected volatility is estimated using a five-year historical price volatility model

The weighted average fair value of ADS equivalent stock options at grant date for the years ended March 31, 2006 was $1.41 per ADS equivalent stock option, respectively. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006, as well as the total intrinsic value of the options exercised during the year ended March 31, 2006 are not significant to the financial statements presented herein taken as a whole.

Exercise of options

Upon the exercise of options, new shares are issued in settlement of the exercise.

Note 15. Commitments and Contingencies

Leases: The Company is obligated under various noncancelable operating leases for its office facilities, office equipment and vehicles. Future noncancelable lease commitments as of March 31, 2008, are as follows:

Year Ending March 31,
2009	$12,439
2010	10,469
2011	7,711
2012	6,458
2013	5,271
Thereafter	17,380

Rental expense for fiscal years ended March 31, 2008, 2007 and 2006 was $11.8 million, $12.0 million and $12.7 million, respectively.

Equipment Leasing Commitment: The Company has an agreement with General Electric Capital Corporation (“GECC”) under which GECC agrees to provide financing to its qualified customers to purchase equipment. The agreement expires March 31, 2009. In connection with this agreement, the Company is obligated to provide a minimum level of customer leases to GECC. The minimum level of customer leases is equal to a specified percentage of retail equipment, supplies and related sales revenues. If the Company fails to provide a minimum level of customer leases under the agreement, it is obligated to pay penalty payments to GECC. For the fiscal years ended March, 31, 2008, 2007 and 2006, the Company was not required to make any penalty payments.

Litigation: On June 27, 2008, DCML LLC (“DCML”), the beneficial owner of approximately 8.1% of the Company’s outstanding ordinary shares, filed a complaint in the U.S. District Court for the Southern District of New York against the Company, its board of directors, and one of the holders of the Company’s 6.50% senior convertible participating shares alleging that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder in connection with the proxy statement and supplement to proxy statement issued by the Company to solicit votes with respect to the sale of DOIC, a proposed members voluntary liquidation and related proposals, which were voted on by Danka shareholders at an extraordinary general meeting held on June 27, 2008. The complaint also alleges that the Company’s board of directors breached its fiduciary duties to ordinary shareholders by, among other things, recommending that Danka shareholders vote in favor of the sale of DOIC, the proposed members voluntary liquidation and related proposals. The complaint seeks, among other things, unspecified compensatory damages. On July 9, 2008, the plaintiff filed an amended complaint. The Company believes that such complaint is wholly without merit and was filed for an improper purpose, and intends to defend itself vigorously against these allegations.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

Per the terms of the sale agreement for the Company’s European businesses, the Company has established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. $10.6 million of escrow funds was returned to the company during fiscal year 2008. The remaining escrow is included as part of the Company’s restricted cash balance at March 31, 2008.

Note 16. Financial Instruments

Fair Value of Financial Instruments: At March 31, 2008, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities and current maturities of long-term debt and notes payable approximated fair value due to the short-term maturities of these assets and liabilities. There are no quoted market prices for the Company’s 6.50% senior convertible participating shares. The participating shares currently are convertible into ordinary shares at a current conversion price of $12.44 per ADS. Assuming all participating shares were converted to ADSs at March 31, 2008, the resulting shares would have a market value of $6.3 million at that date, based on a per ADS price of $0.21.

Note 17. Related Party Transactions

During fiscal year 2006, the Company entered into an outsourcing agreement with Gevity HR, Inc. for Human Resource services. Erik Vonk, a Director, served as Chairman and Chief Executive Officer of Gevity until October 19, 2007. During fiscal years 2008, 2007 and 2006, the charges for these services were $2.2 million, $2.1 million and $1.5 million, respectively. The Company has determined that Mr. Vonk remains an independent director in accordance with the rules of the SEC and NASDAQ. In addition, A.D. Frazier who was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company on March 15, 2006 was a director of Gevity until May 18, 2006.

Note 18. Subsequent Events

On June 27, 2008, Danka Business Systems PLC completed the sale of its U.S. operating subsidiary, DOIC. Pursuant to the Stock Purchase Agreement, the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of U.S. $10 million. The purchase price adjustment cannot exceed $10 million. In addition, the sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations. $25 million of the purchase price paid by Konica Minolta at closing will be held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by GECC, including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million, the payment of certain change-of-control and severance obligations and the fees and expenses incurred in connection with the sale transaction and minus the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million.

In connection with the sale of DOIC, as described above, the credit facilities provided by GECC were repaid and terminated.

The following represents the carrying amounts of the major classes of assets and liabilities to be sold or transferred to Konica Minolta at March 31, 2008:

March 31, 2008 Carrying Amount
Assets
Cash and cash equivalents	$4,900
Accounts receivable, net	37,662
Inventory	27,201
Prepaid expenses, deferred income taxes and other current assets	3,833
Equipment on operating leases, net	6,803
Property and equipment, net	16,913
Goodwill	87,701
Other intangible assets, net	454
Other assets	15,223

$200,690

Liabilities
Current maturities of long-term debt and notes payable	$125,786
Accounts payable	50,025
Accrued expenses and other current liabilities	21,789
Taxes payable	3,367
Deferred revenue	5,135
Long-term debt and notes payable, less current maturities	269
Deferred income taxes and other long-term liabilities	4,508

$210,879

With respect to the Company’s financial reporting, the Company is currently assessing the results of the sale of DOIC on its financial position and results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Principal Executive Officer (“PEO”) and Principal Accounting Officer (“PAO”).

Attached as exhibits to this Annual Report are certifications of the PEO and the PAO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Under the supervision and with the participation of our management, including our PEO and our PAO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act), as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008 has not been audited by an independent registered certified public accounting firm.

Other Changes in Internal Control Over Financial Reporting

No changes occurred during the quarter ended March 31, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On July 9, 2008, the Company appointed Mary K. Priolo, age 36 as the principal accounting officer of the Company. Ms. Priolo joined the Company in July 2004 as the Manager, External Reporting and most recently served as Assistant Controller of the Company.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The table below contains information regarding our current Directors and executive officers.

Name	Age	Position(s)	Financial Expert	Audit Committee Member	Governance and Compensation Committee Member	Director’s Rotation
A.D. Frazier	64	Chairman of the Board and Chief Executive Officer	—	—	—	2009
Kevin C. Daly	64	Director	—	X	—	2008
David Downes	62	Director	X	XC	—	2008
Jaime W. Ellertson	51	Director	—	—	X	2009
Christopher B. Harned	45	Director	—	—	—	2008
W. Andrew McKenna	62	Director	—	—	X	2008
Joseph E. Parzick	53	Director		—	X	2009
J. Ernest Riddle	66	Director	—	X	—	2008
Erik Vonk	55	Director	—	—	XC	2010
Jean Johnson	57	Executive Vice President, General Counsel and Secretary	—	—	—	—
Mary K. Priolo		Principal Accounting Officer and Assistant Secretary	—	—	—	—

C – Chairman of the Committee

Kevin C. Daly. Dr. Daly was appointed as a non-executive Director to our Board of Directors in January 2002. From July 2002 until June 2005, Dr. Daly was the Chief Executive Officer of Avamar Technologies Inc., a data protection solutions company. He was previously Chief Technical Officer of Quantum Corporation’s Storage Solutions Group, and prior to that he was Chief Executive Officer of ATL Products, Inc from its foundation in 1993 until 2001. Dr. Daly also served as Chief Technical Officer of Odetics, Inc. from 1985 until ATL’s separation from Odetics in 1997.

David Downes. Mr. Downes was appointed as a non-executive Director to our Board of Directors in January 2005 and is a financial expert pursuant to Item 407(d)(5) of Regulation S-K. Mr. Downes was the Finance Director of Shanks Group PLC from 1993 until 2005. He has previously held Finance Director positions with Hunter Saphir PLC, MBS PLC and with the brewing division of Grand Metropolitan PLC and trained as a management accountant with Chrysler in Detroit before taking up financial management positions in their European operations and then held various controllerships within Air Products Europe. Mr. Downes is an engineering graduate of Kings College, London University and obtained his MBA from Stanford University, California. He is also a Fellow of both the Chartered Institute of Management Accountants and the Association of Corporate Treasurers.

Jaime W. Ellertson. Mr. Ellertson was appointed as a non-executive Director to our Board of Directors in November 2002. He served as Chief Executive Officer and a member of the Board of Directors of S1, a NASDAQ National Market listed software company, from November 2000 until July 2005. Prior to joining S1, Mr. Ellertson served as General Manager of worldwide strategic operations for BroadVision, Inc., a provider of self-service applications, from April 2000 until November 2000. From January 1997 until April 2000, Mr. Ellertson held the executive positions of Chairman of the Board and Chief Executive Officer of Interleaf, Inc., a NASDAQ listed provider of software tools for web content management that was acquired by Broadvision, a NASDAQ National Market listed software Company. Mr. Ellertson is a Director of Trigo Technologies, Inc., a privately held software company and Apropos Technology, Inc., a NASDAQ National Market listed software Company.

A.D. Frazier. Mr. Frazier was appointed Chairman of the Board of Directors and Chief Executive Officer of Danka effective March 14, 2006. He is also Chairman of WolfCreek Broadcasting, Inc. and was of Counsel with the law firm of Balch & Bingham LLP, Atlanta, Georgia from January 2005 to March 2006. Mr. Frazier retired as a Director, President and Chief Operating Officer of Caremark Rx, Inc., a publicly-traded pharmacy benefit management company, in March 2004 having served in that role since August 2002. From March 2001 until August 2002, he was Chairman and Chief Executive Officer of the Chicago Stock Exchange. Mr. Frazier had been a global partner of AMVESCAP PLC, a London-based independent global investment management firm and the parent company of INVESCO, Inc., from 1997 until March 2001, having served INVESCO as President and Chief Executive Officer of its U.S. institution business from 1997 until December 2000, and Executive Vice President from 1996 to 1997. Mr. Frazier served on the Board of Directors of Gevity, Inc. a human resources management firm until May 2006. From October 2004 until its sale in January 2007, he was a Director and Chairman of the Board of Gold Kist, In., an integrated chicken production, processing and marketing company. Mr. Frazier currently serves on the Board of Apache Corporation and is a member of its management development and compensation committee and the stock option plan committee. He also serves on the Board of Directors and is a member of the Technical Committee of The Pinellas Education Foundation, which oversees all public schools in the Pinellas County, Florida area.

Christopher B. Harned. Mr. Harned was appointed as a non-executive Director to our Board of Directors in March 2002. Mr. Harned has been a Managing Director of The Cypress Group L.L.C., a private equity fund, since November 2001. From 1985 to 2001, Mr. Harned was with Lehman Brothers, most recently as head of the Global Consumer Products Merger and Acquisitions Division. Mr. Harned also served as a member of Lehman Brothers’ Investment Banking Business Development Committee. Mr. Harned also serves on the board of Directors of Brand Connections, LLC, The Meow Mix Company, North American Midway Entertainment, FreshPet, Inc., and Quad/Graphics, Inc. Mr. Harned was designated by the owners of the participating shares as one of their nominees to serve on our board of Directors.

W. Andrew McKenna. Mr. McKenna has been a Director since February 2002 and was appointed Chairman from March 2005 until March 13, 2006. He is a private investor. Until his retirement in 1999, he held various positions with The Home Depot, Inc., including Senior Vice President-Strategic Business Development from 1997 to 1999; President, Midwest Division from 1994 to 1997; and Senior Vice President-Corporate Information Systems from 1990 to 1994. He was President of SciQuest.com, Inc. in 2000. He is also a Director and Audit Committee Chairman of AutoZone, Inc., a New York Stock Exchange listed company.

Joseph E. Parzick. Mr. Parzick was appointed as a non-executive Director to our Board of Directors effective May 19, 2006 and is a Managing Director of The Cypress Group. Mr. Parzick joined The Cypress Group in June 2003. He spent the previous four years as a Managing Director in Morgan Stanley’s financial sponsor group, where he led client teams for a number of the largest U.S. private equity funds. Immediately prior to this, he was a Managing Director of EXOR America Inc., a merchant banking affiliate of the Agnelli Group. In this capacity, he worked on new acquisitions, monitored existing portfolio companies and served on several boards, including Riverwood International. Mr. Parzick spent the first 12 years of his career at Lehman Brothers, where he was named a Managing Director and the co-head of the financial sponsor group. He holds a BS from The University of Virginia and an MBA from the University of Pennsylvania’s Wharton School. Mr. Parzick also serves on the Board of Directors of The Meow Mix Company, Republic National Cabinet Group and Stone Canyon Entertainment Group. Mr. Parzick was designated by the owners of the participating shares as one of their nominees to serve on the board of Directors.

J. Ernest Riddle. Mr. Riddle was appointed as a non-executive Director to our Board of Directors in January 1998. Mr. Riddle is currently Chief Executive Officer of GrowthCircle LLC, a management and technology consulting firm. From March 1997 to July 1999, Mr. Riddle was President and Chief Operating Officer of Norrell Services, Inc., an outsourcing information technology and staffing services company based in Atlanta, Georgia. Before joining Norrell, Mr. Riddle spent four years with Ryder System, Inc., a logistics and transportation group, serving as President, Ryder Logistics International Group. Mr. Riddle served Xerox Corporation for 26 years in a variety of positions which included Vice President of Marketing and Vice President of Field Operations for the United States operations and Vice President of Marketing and Sales for the European operations. Mr. Riddle serves on the board of Directors of AirNet Systems, Inc., a provider of time-sensitive small package delivery services.

Erik Vonk. Mr. Vonk was appointed as a non-executive Director to our Board of Directors in February 2004. Mr. Vonk was elected to the Board of the CBRL Group, Inc. in August 2005, and also has served as Chairman of the Board of Directors and Chief Executive Officer of Gevity, a NASDAQ National Market listed services company since April 2002. Mr. Vonk was retired from February 2001 to April 2002. Mr. Vonk was formerly President and Chief Executive Officer of Randstad North America from 1992 through 2001, a subsidiary of Randstad Holding NV, a worldwide staffing services provider, where he was responsible for organizing the North American operations. In addition, Mr. Vonk served as a member of the Executive Board of Bank Cantrade AG from 1989 to 1992.

Jean Johnson. Ms. Johnson joined Danka in August 2001 and was appointed Senior Vice President, General Counsel and Secretary in January 2007. Prior to joining Danka, she served as Senior Corporate Counsel for Intermedia Communications from 1997 until 2001. Ms. Dinovo-Johnson received her undergraduate degree from the University of Nebraska and her J.D. from Creighton University School of Law in Omaha, Nebraska.

Mary K. Priolo. Ms. Priolo joined Danka in July 2004, and was appointed Principal Accounting Officer and Assistant Secretary in July 2008. Most recently, Ms. Priolo served as Assistant Controller of the Company. Prior to joining Danka, Ms. Priolo was the Corporate Controller for Coast Dental Services, Inc. from June 2002 to June 2004. Ms. Priolo held various positions, up to and including Assistant Controller of Digital Lightwave, Inc. from December 1994 to March 2002. Ms. Priolo holds Bachelor of Science degrees in Accounting, Management and Human Resource Management from Florida State University and is a Certified Public Accountant in Florida.

Our Articles of Association set the size of our board of Directors at not less than two persons. Our Board of Directors currently consists of nine members who serve pursuant to our articles of association.

Audit Committee

The members of the Audit Committee are Kevin C. Daly, J. Ernest Riddle and David J. Downes (chairman). The board has determined that Mr. Downes has been identified as an Audit Committee financial expert. The board made a qualitative assessment of Mr. Downes’ level of knowledge and experience based on a number of factors, including his formal education and experience as a senior executive with overall financial responsibility for various companies. Mr. Downes is considered independent pursuant to Item 407(d)(5)(i)(B) of Regulation S-K, and all of the Audit Committee members are considered to be independent as defined under NASDAQ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of Forms 3, 4, and 5 furnished to Danka or written representations from certain persons that no Forms 5 were required for those persons, we believe that during our 2008 fiscal year, all filing requirements under Section 16(a) of the Exchange Act applicable to our Directors, officers and 10% beneficial owners were timely satisfied.

Code of Ethics

We adopted a code of ethics for all of our employees’ including our principal executive officers and senior financial officers. The code of ethics is posted on our website at http://www.dankabusinesssystemsplc.com. Any amendments to the code of ethics will also be posted on our website at: http://www.dankabusinesssystemsplc.com within five business days following the date of the amendment in lieu of filing Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below provides compensation information for the named executive officers during fiscal year 2008.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
A.D. Frazier Chief Executive Officer	2008	568,308	—	43,367	544,504	—	—	1,156,178
	2007	700,000	—	21,386	268,510	—	—	989,895

Edward K. Quibell Executive Vice President and Chief Financial Officer	2008	325,000	—	—	—	—	—	325,000
	2007	325,000	265,325	—	—	—	200,000	790,325

William Troxil President	2008	303,846	—	—	—	—	—	303,846
	2007	274,266	43,500	—	—	—	—	317,766

(1)	Amounts represent discretionary bonuses awarded to the named executive officers by the Governance and Compensation Committee and the Board of Directors. Mr. Quibell’s bonus includes $200,000 relating to the sale of the Company’s European businesses during fiscal year 2007, which was a discretionary bonus awarded to him pursuant to the sale closing.
(2)	Amount represents the compensation expense recognized by the Company during fiscal years 2008 and 2007 for a restricted share award granted to Mr. Frazier, computed in accordance with FASB Statement No. 123(R) “Share-Based Awards” (“FAS 123R”).
(3)	Amount represents the compensation expense recognized by the Company during fiscal years 2008 and 2007 for a share option award granted to Mr. Frazier, computed in accordance with FAS 123R.
(4)	The named executive officers did not earn annual cash incentive compensation for fiscal years 2008 and 2007 because performance targets were not met. For further detail on our annual incentive program, see “Annual and long term incentives” in the Compensation Discussion and Analysis above.
(5)	Amount represents relocation benefit.

Grants of Plan-Bases Awards in Fiscal Year 2008

The following table provides additional information concerning grants of plan-based award in fiscal year 2008 to our named executive officers.

Grants of Plan-Based Awards in Fiscal Year 2008

Name	Grant Date	Estimated Furture Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price of Stock on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
A.D. Frazier	N/A	—	—	—	—	—	—	—	—
Ed Quibell	N/A	—	—	—	—	—	—	—	—
William Troxil	N/A	—	—	—	—	—	—	—	—

(1)	On June 27, 2008, Danka Business Systems PLC completed the sale of its U.S. operating subsidiary, DOIC. Pursuant to the Stock Purchase Agreement, the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of U.S. $10 million. As such, no future payouts are expected under non-equity incentive plans.
(2)	No grants of plan based awards were made during fiscal year 2008.

Outstanding Equity Awards Outstanding at End of Fiscal Year 2008

The following table displays outstanding share option awards held by each of the named executive officers at the end of fiscal year 2008.

Outstanding Equity Awards At End of Fiscal Year 2008

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Shares or Units of Stock That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market Value of Shares or Units of Stock That Have Not Vested ($)
A.D. Frazier	333,333	666,667	1.700	11/9/2016	34,483	7,241
Edward K. Quibell	300,000	—	2.150	8/3/2015
William Troxil	15,000	—	5.250	2/19/2009
	15,000	—	8.690	7/13/2009
	15,000	—	1.880	2/8/2012
	10,000	—	3.350	5/28/2012
	15,000	—	3.960	11/29/2012
	5,000	—	4.185	3/13/2013
	7,500	—	3.880	7/2/2013
	7,500	—	3.520	9/14/2014
	40,000	—	3.015	12/1/2014
	40,000	—	1.620	11/28/2015

(1)	Mr. Frazier’s option award and stock award vest equally over three years from grant date (one third after year one, one third after year two and one third after year three).

Option Exercises and Stock Vested

In fiscal year 2008, none of our named executive officers exercised options to purchase shares of our stock. In addition, none of our named executive officers acquired shares upon the vesting of any stock awards during fiscal year 2008.

Compensation of Directors

The following table provides compensation information for each of our Directors. Any Director also serving as an executive officer did not receive any Directors’ fees or stock awards granted in connection with his service as a Director. Compensation payable to the non-executive directors is determined by the Board as a whole and is reviewed annually. The policy of the Board in determining non-executive compensation is to align the interest of the non-executive directors with the Company’s shareholders and to provide for an appropriate level of compensation to recruit and retain non-executive directors of a suitable high calibre for the Company. To this end, the current compensation arrangements for non-executive directors include both cash and equity elements. However, non-executive directors may not hold share options.

Specifically, non-executive directors receive:

•	an annual sum of $30,000;

•	an annual grant of restricted shares under the Danka 2002 Outside Director Stock Compensation Plan (“the Plan”) with a fair market value at the date of grant of $30,000;

•

$1,500 for each Board of directors or committee meeting attended in person, together with reimbursement for expenses in connection with such attendance, and $750 for attendance at telephonic board and committee meetings; and

•	if a chairman of a committee of the Board of directors, an additional sum of $500 per committee meeting.

The shares issued under the Plan are granted in one annual installment on the date of the company’s annual general meeting or as soon thereafter as permitted by applicable law and regulation. Shares issued under the Plan are “restricted shares” and generally vest on the first anniversary of the date of grant if the recipient is still a director on that date. Vesting is subject to acceleration in certain circumstances, including at the discretion of the Board.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Kevin C. Daly	58,500	1,743	60,243
David J. Downes	63,500	1,743	65,243
Jaime W. Ellertson	51,750	1,743	53,493
A.D. Frazier (2)	—	—	—
Christopher B. Harned	52,500	1,743	54,243
W. Andrew McKenna	60,000	1,743	61,743
Joseph E. Parzick	48,000	1,743	49,743
J. Ernest Riddle	55,500	1,743	57,243
Erik Vonk	59,500	1,743	61,243

(1)	Amount represents the compensation expense recognized by the Company during fiscal year 2008 with respect to the stock awards, computed in accordance with FAS 123R
(2)	Mr. Frazier does not receive cash fees or stock awards in connection with his service on the Board of Directors. See the Summary Compensation Table above for information relating to his compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

The following table sets forth, as of 30th June, 2008, information as to the beneficial ownership of our ordinary shares by:

•	each person known to us as having beneficial ownership of more than five percent (5%) of our equity securities;

•	each Director;

•	each “named executive officer” as defined in Item 402(a)(3) of Regulation S-K under the Exchange Act; and

•	all of our Directors and executive officers as a group.

	Shares Beneficially Owned as of 30th June, 2008 (2)
Name of Beneficial Owner (1)	Number of Ordinary Shares (7)	ADS Equivalent	Percent
Holdings of greater than 5 percent (5%)
Cypress Associates II LLC (3)	111,533,004	27,883,251	29.3%
Ironwood Investment Management LLC	42,618,236	10,654,559	11.2%
DCML LLC	20,951,080	5,237,770	5.5%
Holdings by Directors, Named Executive Officers and all Directors and Executive Officers as a Group
Kevin C. Daly	197,024	49,256	*
David J. Downes	123,680	30,920
Jaime W. Ellertson	193,776	48,444	*
Christopher B. Harned (4)	111,670,420	27,917,605	29.3%
W. Andrew McKenna	197,024	49,256	*
Joseph E. Parzick	77,416	19,354
J. Ernest Riddle	217,024	54,256	*
Erik Vonk	150,252	37,563	*
A.D. Frazier (5)	4,206,896	1,051,724	1.1%
Jean Johnson (6)	105,580	26,395	*
All Directors and executive officers as a group (11 persons)	117,139,092	29,248,773	30.8%

(*)	Represents less than one percent (1%) of the Company’s share capital.
(1)	Except for Ms. Johnson, all of the listed individuals are currently Directors.
(2)	Except as otherwise indicated, all ordinary shares and ADSs are held of record with sole voting and investment power.
(3)	Consists of:

•	327,015 convertible participating shares which are convertible, as of 30th June, 2008, into 106,003,876 ordinary shares, beneficially owned by Cypress Merchant Banking Partners II L.P.;

•	13,902 convertible participating shares which are convertible, as of 30th June, 2008, into 4,506,416 ordinary shares, beneficially owned by Cypress Merchant Banking II C.V.; and

•	3,155 convertible participating shares which are convertible, as of 30th June, 2008, into 1,022,712 ordinary shares, beneficially owned by 55th Street Partners II L.P.

Cypress Associates is the managing general partner of Cypress Merchant B II C.V. and the general partner of Cypress Merchant Banking Partners II L.P. and 55th Street Partners II L.P. (collectively the “Cypress Funds”), and has voting and investor power over the shares held or controller by each of these funds. James A. Stern and Jeffrey P. Hughes (each a “Managing Member” of Cypress Associates II LLC), may be deemed to beneficially own these shares. In addition, Christopher Harned and Joseph Parzick are members of the investment committee that exercises voting control over the shares owned by the Cypress Funds. However, each of the foregoing individuals disclaims beneficial ownership. The share and percentage ownership figures are calculated at the conversion rate as of 30th June, 2008 of 324.156 ordinary shares for each convertible participating share. The principal business and office address of Cypress Associates II LLC and the Managing Members is 65 East 55th Street, New York, NY 10022.

(4)	Includes 344,072 convertible participating shares which are convertible, as of 30th June, 2008, into 111,533,004 ordinary shares beneficially owned by affiliates of Cypress Associates II LLC. Mr. Harned is a managing Director of The Cypress Group LLC. See note 3 above. Mr. Harned disclaims beneficial ownership of such shares.
(5)

Includes options held by Mr. Frazier to purchase 1,000,000 ADSs, equivalent to 4,000,000 ordinary shares, all of which are currently exercisable; however, the exercise price of all options held by Mr. Frazier is substantially in excess of the market price per American Depositary Share at 30th June, 2008.

(6)

Includes options held by Ms. Johnson to purchase 20,000 ADSs, equivalent to 80,000 ordinary shares, all of which are currently exercisable; however, the exercise price of all options held by Ms. Johnson is substantially in excess of the market price per American Depositary Share at 30th June, 2008.

(7)	At 30th June, 2008 a total of 259,148,748 ordinary shares were outstanding. Pursuant to the rules of the Securities and Exchange Commission (“SEC”), ordinary shares or ADSs that a person has a right to acquire within 60 days of the date hereof pursuant to the exercise of share options or the conversion of our participating shares are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

On 30th June, 2008, The Bank of New York Mellon, as depositary for our ADS program, held 57,529,281 ADSs (each ADS is the equivalent of four ordinary shares) representing approximately 89% of the ordinary shares in issue.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2006, the Company entered into an outsourcing agreement with Gevity HR, Inc. for Human Resource services. Erik Vonk, a Director, served as Chairman and Chief Executive Officer of Gevity until October 19, 2007. During fiscal years 2008, 2007 and 2006, the charges for these services were $2.2 million, $2.1 million and $1.5 million, respectively. The Company has determined that Mr. Vonk remains an independent director in accordance with the rules of the SEC and NASDAQ. In addition, A.D. Frazier who was appointed Chief Executive Officer and Chairman of the Board of Directors of the Company on March 15, 2006 was a director of Gevity until May 18, 2006.

Director Independence

We continue to maintain compliance with the listing standards of the Nasdaq Capital Market governing the composition of our Board of Directors, including the requirement that a majority of our directors are independent and that only independent directors serve on our Audit Committee and Governance and Compensation Committee. Our Board of Directors consists of 9 members, and our Board of Directors has affirmatively determined that each of the following directors qualifies as independent for Board and committee service: Kevin C. Daly, David J. Downes, Jaime W. Ellertson, Christopher B. Harned, W. Andrew McKenna, Joseph E. Parzick, J. Ernest Riddle and Erik Vonk. A.D. Frazier is not independent as a result of his employment with the Company. Mr. Frazier does not serve on any of our Board committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We understand the need for Ernst & Young LLP (“E&Y”), to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of E&Y, our Audit Committee has restricted the non-audit services that E&Y may provide to us primarily to tax services; merger and acquisition due diligence, audit services and audit-related services. It is also the committee’s goal that the fees which the Company pays E&Y for non-audit services should not exceed the audit fees paid to E&Y, a goal which the Company achieved in 2008.

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

The aggregate fees billed for professional services by E&Y in fiscal years 2008 and 2007 were:

	(in thousands)
	Fiscal Year 2008	Fiscal Year 2007
Audit Fees	$1,838	$3,126
Audit-Related Fees	39	125
Tax Fees(1)	28	4
All Other Fees (2)	363	664

Total	$2,268	$3,919

(1)	This amount includes fees and expenses related to assistance with periodic tax filings; federal, state, local and foreign tax audits; corporate restructuring advice; and other tax related projects.
(2)	This amount includes fees and expense related to services regarding our filings with the Securities and Exchange Commission and United Kingdom Listing Authority relating to the shareholder approval of the sale of our U.S. operations during fiscal year 2008 and out European business during fiscal year 2007.

REPORT OF THE AUDIT COMMITTEE

Our Board of Directors adopted a written charter for our Audit Committee on 29th October, 2003 and adopted the updated and revised charter on 17th May, 2005. A copy of the charter can be found on our website at: http://www.dankabusinesssystemsplc.com.

Our Audit Committee consists of three Directors. Mr. Downes, Mr. Riddle and Dr. Daly are independent Directors for the purposes of the National Association of Securities Dealers’ (“NASD”) listing standards.

Our Audit Committee has reviewed and discussed the audited financial statements for our 2008 fiscal year with management and with Ernst & Young. Specifically, the Audit Committee has discussed with Ernst & Young the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU Section 380) as may be modified or supplemented, which includes, among other things:

•	methods used to account for significant unusual transactions;

•	the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

•	the process used by management in formulating particularly sensitive accounting estimates and the basis for the auditors’ conclusions regarding the reasonableness of those estimates; and

•	disagreements with management over the application of accounting principles, the basis for management’s accounting estimates, and the disclosures in the financial statements.

The Audit Committee has received the written disclosures and the letter from Ernst & Young LLP, required by Independence Standards Board Standard No. 1, Independence Discussions With Audit Committees. The Audit Committee has considered whether Ernst & Young’s provision of non-audit services to the Company is compatible with maintaining Ernst & Young’s independence. Additionally, the Audit Committee has discussed with Ernst & Young the issue of its independence from the Company.

Based on its review of the audited financial statements and the various discussions noted above, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended 31st March, 2008.

Signed on behalf of the Audit Committee by
David J. Downes (Chairman)
Kevin C. Daly
J. Ernest Riddle

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following consolidated financial statements and related notes of the registrant are filed as part of this Report:

Report of Independent Registered Certified Public Accounting Firm

Consolidated Statements of Operations—years ended March 31, 2008, 2007 and 2006

Condensed Consolidated Balance Sheets—as of March 31, 2008 and 2007

Consolidated Statements of Cash Flows—years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity (Deficit)—years ended March 31, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements—years ended March 31, 2008, 2007 and 2006

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

Exhibit Number	Description of Document
2.1*	Asset Purchase Agreement dated April 9, 2001 among Danka Business Systems PLC and Pitney Bowes, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on May 1, 2001).

3.1*	Memorandum of Association of the Company. (Exhibit 3.1 of Company’s Registration Statement on Form 20-F, No. 0-20828, filed on November 10, 1992.)

3.2*	Articles of Association of the Company. (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2000, filed on November 14, 2001.)

3.3*	Certificate of Incorporation of Danka Holding Company

3.4*	By-Laws of Danka Holding Company

3.5*	Certificate of Incorporation of Danka Imaging Distribution, Inc.

3.6*	By-Laws of Danka Imaging Distribution, Inc.

3.7*	Certificate of Incorporation of Danka Office Imaging Company

3.8*	By-Laws of Danka Office Imaging Company

3.9*	Articles of Incorporation of Quality Business, Inc.

3.10*	Bylaws of Quality Business, Inc.

3.11*	Articles of Incorporation of Corporate Consulting Group, Inc.

3.12*	Bylaws of Corporate Consulting Group, Inc.

3.13*	Articles of Incorporation of American Business Credit Corporation

3.14*	Bylaws of American Business Credit Corporation

3.15*	Articles of Incorporation of Danka Management II Company, Inc.

Exhibit Number	Description of Document
3.16*	Bylaws of Danka Management II Company, Inc.

3.17*	Articles of Incorporation of Herman Enterprises, Inc. of South Florida

3.18*	Bylaws of Herman Enterprises, Inc. of South Florida

3.19*	Articles of Incorporation of Danka Management Company, Inc.

3.20*	Bylaws of Danka Management Company, Inc.

3.21*	Articles of Incorporation of D.I. Investment Management, Inc.

3.22*	By-Laws of D.I. Investment Management, Inc.

3.23*	Certificate of Incorporation of Danka Australasia Pty Limited

3.24*	Constitution of Danka Australasia Pty Limited

3.25*	Certificate of Incorporation of Danka Australia Pty Limited

3.26*	Constitution of Danka Australia Pty Limited

3.27*	Certificate of Incorporation of Danka Tower Pty Ltd

3.28*	Constitution of Danka Tower Pty Ltd

3.29*	Certificate of Incorporation of Danka Distributors Pty Ltd

3.30*	Constitution of Danka Distributors Pty Ltd

3.31*	Certificate of Incorporation of Danka Datakey Pty Ltd

3.32*	Constitution of Danka Datakey Pty Ltd

3.33*	Certificate of Incorporation of Datakey Alcatel Pty. Ltd.

3.34*	Constitution of Datakey Alcatel Pty. Ltd.

3.35*	Certificate of Incorporation of Danka Systems Pty Limited

3.36*	Constitution of Danka Systems Pty Limited

3.37*	Certificate of Incorporation of Danka Business Finance Ltd.

3.38*	By-Laws of Danka Business Finance Ltd.

3.39*	Certificate of Incorporation of Danka Canada, Inc.

3.40*	By-Laws of Danka Canada, Inc.

3.41*	Certificate of Incorporation of Kalmara, Inc.

3.42*	By-Laws of Kalmara, Inc.

3.43*	Certificate of Incorporation of Danka UK Plc

3.44*	Memorandum of Association and Articles of Association of Danka UK Plc

3.45*	Certificate of Incorporation of Danka Services International Ltd.

3.46*	Memorandum of Association and Articles of Association of Danka Services International Ltd.

3.47*	Articles of Incorporation of Dankalux S.à r.l. (English translation)

4.1*	Memorandum of Association of the Company, including paragraphs 5 and 6 (Exhibit 2.1 to the 1992 Registration Statement on Form 20-F, No. 0-020828, filed November 10, 1992)

Exhibit Number	Description of Document
4.2*	Articles of Association of the Company, including sections relating to Shares, Variation of Rights and Votes of Members (Exhibit 4.2 to the Company’s Form 10-Q September 30, 2001, filed on November 14, 2001)

4.3*	Form of Ordinary Share certificate (Exhibit 4.3 of Company’s Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993)

4.4*	Form of American Depositary Receipt (Exhibit 4.4 to the Registration Statement on Form S-1, No. 33-68278, filed on October 8, 1993)

4.5*	Deposit Agreement dated June 25, 1992 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 1 dated February 26, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993), Amendment No. 2 dated July 2, 1993 (incorporated by reference to Exhibit 4.9 to Danka Business Systems PLC’s Registration Statement on Form S-1, No. 33-68278, dated September 2, 1993) and Amendment No. 3 dated August 16, 1994, among the Bank of New York, Danka Business Systems PLC and Owners and Holders of American Depositary Receipts (incorporated by reference to Exhibit A4 to Danka Business Systems PLC’s Registration Statement on Form F-6, No. 33-82496, dated August 5, 1994)

4.6*	Credit Agreement dated December 5, 1996, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the several financial institutions from time to time a party and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4 to the Company’s Form 8-K dated December 16, 1996)

4.7*	First Amendment to Credit Agreement dated December 5, 1997 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-Q dated February 12, 1998)

4.8*	Second Amendment to Credit Agreement dated July 28, 1998 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, Nationsbank, National Association, each other Bank signatory thereto and Nationsbank, National Association, as agent (incorporated by reference to Exhibit 4.10 to the Company’s Form 8-K dated July 28, 1998)

4.9*	Waiver dated October 20, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4.11 to the Company’s Form 8-K dated October 21, 1998)

4.10*	Waiver dated February 26, 1998, of certain financial covenants contained in the Credit Agreement among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, NationsBank, N.A., each other Bank signatory to the Credit Agreement and NationsBank, N.A., as agent (incorporated by reference to Exhibit 4.12 to the Company’s Form 8-K dated March 5, 1999)

4.11*	Fifth Amendment to Credit Agreement dated June 15, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.16 to the Company’s Form 8-K dated July 15, 1999)

4.12*	Sixth Amendment to Credit Agreement dated July 9, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.17 to the Company’s Form 8-K dated July 15, 1999)

Exhibit Number	Description of Document
4.13*	Seventh Amendment to Credit Agreement dated December 1, 1999 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.18 to the Company’s Form 10-Q for the quarter ended December 31, 1999 and filed February 11, 2000)

4.14*	Registration Rights Agreement dated December 17, 1999, among Danka Business Systems PLC, Cypress Merchant Banking Partners II L.P., a Delaware limited partnership, Cypress Merchant Banking II C.V., a limited partnership organized and existing under the laws of The Netherlands, and 55th Street Partners II L.P., a Delaware limited partnership (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K dated December 17, 1999)

4.15*	Eighth Amendment to Credit Agreement dated March 24, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA, and Danka Holding Company, NationsBank, National Association, each other Bank signatory thereto and NationsBank, National Association, as agent (incorporated by reference to Exhibit 4.22 to Company’s Form 10-K dated June 6, 2000)

4.16*	Ninth Amendment to Credit Agreement dated October 31, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.23 to Company’s Form 10-Q for the quarter ended September 30, 2000)

4.17*	Tenth Amendment to Credit Agreement dated December 15, 2000 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated January 12, 2001)

4.18*	Eleventh Amendment to Credit Agreement dated March 28, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.26 to Company’s Form 8-K dated April 9, 2001)

4.19*	Twelfth Amendment to Credit Agreement dated June 6, 2001 among Danka Business Systems PLC, Dankalux Sarl & Co., SCA and Danka Holding Company, Bank of America, N.A., each other Bank signatory to the Credit Agreement and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.25 to Company’s Form 8-K dated June 11, 2001)

4.20*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.24 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001)

4.21*	Indenture between Danka Business Systems PLC and HSBC Bank USA for the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.25 to Amendment No. 6 to the Company’s Registration Statement on Form S-4 filed June 27, 2001)

4.22*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001)

4.23*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to the Company’s Registration Statement on Form S-4 filed June 22, 2001)

4.24*	Amended and Restated Credit Agreement dated June 29, 2001, by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent (incorporated by reference to Exhibit 4.26 to the Company’s Form 8-K dated July 16, 2001)

Exhibit Number	Description of Document
4.25*	First Amendment to Amended and Restated Credit Agreement dated March 29, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co. SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., or agent

4.26*	Second Amended and Restated Credit Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.27*	Letter Agreement dated June 14, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.28*	Third Amended to Second Amended and Restated Credit Agreement dated November 25, 2002 by and among Danka Business Systems PLC, Dankalux Sarl & Co SCA, Danka Holding Company, the secured financial institutions from time to time a party and Bank of America, N.A., as agent

4.29*	Registration Rights Agreement dated July 1, 2003, by and among Danka Business Systems PLC, the Guarantors listed on Schedule A thereto and Bear, Stearns & Co. Inc (incorporated by reference to Exhibit 4.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

4.30*	Indenture dated July 1, 2003, by and among Danka Business Systems PLC, each of the Guarantors named therein and HSBC Bank USA, as Trustee (incorporated by reference to Exhibit 4.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

4.31*	Form of 11% Senior Notes due 2010 (incorporated by reference to the Company’s S-4 dated September 26, 2003 in Exhibit 4.10)

4.32*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the zero coupon senior subordinated notes due April 1, 2004 (incorporated by reference to Exhibit 4.27 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001)

4.33*	Note Depositary Agreement between Danka Business Systems PLC and HSBC Bank USA regarding the 10% subordinated notes due April 1, 2008 (incorporated by reference to Exhibit 4.28 to Amendment No. 5 to Danka Business Systems PLC’s Registration Statement on Form S-4 filed on June 22, 2001)

10.1*	Office Building Lease dated May 1, 1992 between Daniel M. Doyle and Francis J. McPeak, Jr., and Gulf Coast Business Machines (incorporated by reference to Exhibit 3.5 to the 1993 Form 20-F)

10.2*	Office Building Lease dated April 1, 1990 between Daniel M. Doyle and Francis J. McPeak, Jr., and Danka (incorporated by reference to Exhibit 3.6 to the 1993 Form 20-F)

10.3*	Lease Agreement dated December 22, 1986, and Addendum Lease Agreement dated March 1, 1987, between Daniel M. Doyle and Francis J. McPeak and Danka (incorporated by reference to Exhibit 3.7 to the 1993 Form 20-F)

10.4*	U.K. Executive Share Option Scheme (incorporated by reference to Exhibit 3.11 to the 1993 Form 20-F)

10.5*	U.S. Executive Incentive Stock Option Plan (incorporated by reference to Exhibit 3.12 to the 1993 Form 20-F)

10.6*	Form of Stock Option Agreement (incorporated by reference to Exhibit 3.13 to the 1993 Form 20-F)

10.7*	Addendum to Lease Agreement dated September 1, 1992, between Mid-County Investments, Inc. and Danka (incorporated by reference to Exhibit 3.38 to the 1993 Form 20-F)

Exhibit Number	Description of Document
10.8*	Lease Agreement dated November 12, 1992 and Lease Commencement Agreement dated April 7, 1993 between PARD, Inc. and Danka (incorporated by reference to Exhibit 10.41 to the 1993 Form 20-F)

10.9*	Danka Business Systems PLC 1994 Executive Performance Plan (incorporated by reference to Exhibit 10.52 to the 1994 Form 10-K)

10.10*	The Danka 1996 Share Option Plan filed as Appendix 1 of the 1996 Annual Proxy Statement and approved by shareholders under Resolution 10

10.11*	Amendments to the Danka 1996 Share Option Plan filed as Appendix A of the 1998 Annual Proxy Statement and approved by shareholders under Resolution 9

10.12*	The Danka 1999 Share Option Plan filed as Appendix B of the 1999 Annual Proxy Statement and approved by shareholders under Resolution 12

10.13*	Employment Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.14*	Change of Control Agreement dated March 1, 2001 between Danka and P. Lang Lowrey III (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.15*	Agreement dated November 20, 2000 between Danka and Michael Gifford (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001)

10.16*	Employment Agreement dated March 1, 2001 between Danka and Michael Gifford (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.17*	Amended and Restated Employment Agreement dated September, 1999 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.14 to Company’s Form 10-Q for the quarter ended September 30, 1999)

10.18*	Amendments dated May 30, 2000 to the Amended and Restated Employment Agreement dated September 20, 1999 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.37 to Company’s Form 10-Q for the quarter ended June 30, 2000)

10.19*	Change of Control Agreement dated November 6, 1998 between Danka and Brian L. Merriman (incorporated by reference to Exhibit 10.11 to Company’s Form 10-Q for the quarter ended June 30, 1999)

10.20*	Amended and Restated Employment Agreement dated July, 2000 between Danka and F. Mark Wolfinger (incorporated by reference to Exhibit 4.24 to Company’s Form 10-Q for the quarter ended September 30, 2000)

10.21*	Change of Control Agreement dated November 6, 1998 between Danka and F. Mark Wolfinger (incorporated by reference to Exhibit 10.12 to Company’s Form 10-Q for the quarter ended June 30, 1999)

10.22*	Amended and Restated Global Operating Agreement dated March 31, 2000 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed May 16, 2001)

10.23*	First Amendment to Amended and Restated Global Operating Agreement dated February 1, 2001 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed April 17, 2001)

Exhibit Number	Description of Document
10.24*	Purchase Agreement dated April 9, 2001 between Danka and Pitney Bowes Inc (incorporated by reference to Exhibit 10.33 to the Company’s Form 8-K dated May 1, 2001)

10.25*	Change of Control Agreement dated February 13, 2001 between Danka and Ernest R. Miller (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

10.26*	Severance Agreement dated January 14, 2000 between Danka and Ernest R. Miller (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

10.27*	Second Amendment to Amended and Restated Global Operating Agreement dated October 9, 2001 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q September 30, 2001 dated November 14, 2001)

10.28*	Amended and Restated Employment Agreement dated November 6, 2001 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Brian L. Merriman (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001)

10.29*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001)

10.30*	Employment Agreement dated July 23, 2001 among Danka Business Systems PLC and Peter Williams (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended December 31, 2001 dated February 13, 2001)

10.31*	Employment Agreement dated July 26, 2001 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and David P. Berg (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q December 31, 2001 dated February 13, 2001)

10.32*	Amendments to the Danka 1999 Share Option Plan filed as Exhibit A to the 2001 Annual Proxy Statement

10.33*	The Danka 2001 Long Term Incentive Plan filed as Exhibit B to the 2001 Annual Proxy Statement

10.34*	The Danka Employee Stock Purchase Plan filed as the Exhibit to the Proxy Statement filed on February 27, 2002

10.35*	Third Amendment to Amended and Restated Global Operating Agreement dated January 9, 2002 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.35 D to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.36*	Amendment to Employment Agreement dated March 18, 2002 between Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd L. Mavis (incorporated by reference to Exhibit 10.36 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.37*	Change of Control Agreement dated November, 2001 between Danka and David P. Berg (incorporated by reference to Exhibit 10.37 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

10.38*	Change of Control Agreement dated November, 2001 between Danka and Todd L. Mavis (incorporated by reference to Exhibit 10.38 to Danka Business System PLC’s Annual Report on Form 10-K for the year ended March 31, 2002, filed on June 21, 2002)

Exhibit Number	Description of Document
10.39*	Lease Agreement between DAN (FL) QRS 15-7 INC. and Danka Office Imaging Company (incorporated by reference to Exhibit 10.39 to Danka Business System PLC’s Quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002)

10.40*	Fourth Amendment to Amended and Restated Global Operating Agreement dated December 20, 2002 between Danka and General Electric Capital Corporation (incorporated by reference to Exhibit 10.40 to Danka Business System PLC’s quarter ended December 31, 2002 filed on February 14, 2003)

10.41*	Employment Agreement dated March 28, 2003 among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Michael Popielec (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.42*	Change of Control Agreement dated March 28, 2003 between Danka and Michael Popielec (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.43*	Employment Agreement dated August 15, 2000, among Danka Office Imaging Company and Keith J. Nelsen (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.44*	Change of Control Agreement dated November 14, 2001, between Danka and Keith J. Nelsen (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed on June 10, 2003)

10.45*	Loan and Security Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company, as Borrowers, Danka Business Systems PLC, as a guarantor, the Lenders party thereto and Fleet Capital Corporation, as collateral and administrative agent (incorporated by reference to Exhibit 10.1 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.46*	Guarantor Security Agreement dated July 1, 2003, by and among American Business Credit Corporation, Corporate Consulting Group, Inc., Danka Imaging Distribution, Inc., Danka Management Company, Inc., Danka Management II Company, Inc., D.I. Investment Management, Inc., Herman Enterprises, Inc. of South Florida and Quality Business, Inc., collectively as Debtors, in favor of Fleet Capital Corporation, as collateral and administrative agent for the Lenders that are parties from time to time to the Loan Agreement (incorporated by reference to Exhibit 10.2 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.47*	Stock Pledge Agreement dated July 1, 2003, by and among Danka Office Imaging Company and Danka Holding Company as Pledgors and Fleet Capital Corporation as Agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.3 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.48*	Continuing Guaranty Agreement dated July 1, 2003, by and among Danka Business Systems PLC and the Subsidiaries of Danka Business Systems PLC signatories thereto, as the Guarantors, in favor of Fleet Capital Corporation as administrative and collateral agent for the Lenders party to the Loan Agreement (incorporated by reference to Exhibit 10.4 to Danka Business Systems PLC’s Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003)

10.49*	Employment Agreement dated March 29, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and P. Lang Lowrey, III (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

Exhibit Number	Description of Document
10.50*	Employment Agreement dated March 15, 2004, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding Company and Todd Mavis (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.51*	Employment Agreement dated March 3, 2004, among Danka Office Imaging Company, Danka Business Systems PLC and Forrest Mark Wolfinger (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed on June 14, 2004)

10.52*	Employment Agreement dated September 9, 2004, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Michael C. Wedge (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.53*	Change of Control Agreement dated September 30, 2004, among Danka Office Imaging Company and Michael C. Wedge (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.54*	Separation Agreement dated February 17, 2005, among Danka Business Systems PLC and P. Lang Lowrey, III (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.55*	Separation Agreement dated June 1, 2005, among Danka Office Imaging Company and Michael Popeilec (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on June 15, 2005)

10.56*	Employment Agreement dated August 3, 2005, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Edward K. Quibell (incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005)

10.57*	Change of Control Agreement dated August 3, 2005, among Danka Office Imaging Company and Edward K. Quibell (incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 7, 2005)

10.58*	Employment Agreement dated March 14, 2006, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and Michael Wedge (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K , filed on November 7, 2005)

10.59*	Change of Control Agreement dated March 14, 2006, among Danka Office Imaging Company and Michael Wedge (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K , filed on March 20, 2006)

10.60*	Separation Agreement dated March 15, 2006, among Danka Office Imaging Company and Todd Mavis (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K , filed on March 20, 2006)

10.61*	Employment Agreement dated April 3, 2006, among Danka Office Imaging Company, Danka Business Systems PLC, Danka Holding and A.D. Frazier (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K , filed on April 5, 2006)

10.62*	Change of Control Agreement dated April 3, 2006, among Danka Office Imaging Company and A.D. Frazier (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K , filed on April 5, 2006)

10.63*	Separation Agreement dated June 6, 2006, among Danka Office Imaging Company and Michael Wedge (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed on June 8, 2006)

Exhibit Number	Description of Document
10.64*	Share Purchase Agreement, dated October 12, 2006, by and among Danka Business Systems PLC, the Sellers as set forth therein, and Ricoh Europe B.V. (incorporated by reference to Annex A of the Company’s Proxy Statement on Schedule 14A filed on December 19, 2006)

10.65*	Amendment 1 to Employment Agreement between Danka Business Systems PLC and A.D. Frazier (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on May 15, 2007)

10.66*	First Lien Credit Agreement dated as of June 18, 2007 among Danka Office Imaging Company as borrower, Danka Holding Company as guarantor and General Electric Capital Corporation (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 filed on June 27, 2007)

10.67*	Second Lien Credit Agreement dated as of June 18, 2007 among Danka Office Imaging Company as borrower, Danka Holding Company as guarantor and General Electric Capital Corporation (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 filed on June 27, 2007)

10.68*	Guarantee and Security Agreement dated as of June 25, 2007 among Danka Office Imaging Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 filed on June 27, 2007)

10.69*	Amendment 1 to Employment Agreement between Danka Office Imaging Company and William Troxil (incorporated by reference to Exhibit 1.1 to Company’s Form 8-K filed on October 12, 2007)

10.70*	Amendment 1 to Change of Control Agreement between Danka Office Imaging Company and William Troxil (incorporated by reference to Exhibit 1.2 to Company’s Form 8-K filed on October 12, 2007)

10.71*	Separation agreement between Danka Office Imaging Company and Rod Denzer (incorporated by reference to Exhibit 1.3 to Company’s Form 8-K filed on October 12, 2007)

10.72*	Amendment 1 to First Lien Credit Agreement between Danka Office Imaging Company and General Electric Capital Corporation dated November 14, 2007 (incorporated by reference to Exhibit 99.1 to Company’s Form 8-K filed on November 20, 2007)

10.73*	Amendment 1 to Second Lien Credit Agreement between Danka Office Imaging Company and General Electric Capital Corporation dated November 16, 2007 (incorporated by reference to Exhibit 99.2 to Company’s Form 8-K filed on November 20, 2007)

10.74*	Long Term Incentive Plan Agreement between Danka Business Systems PLC and A.D. Frazier (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K filed on February 19, 2008)

10.75*	Amendment 1 to Change of Control Agreement between Danka Business Systems PLC and A.D. Frazier (incorporated by reference to Exhibit 10.2 to Company’s Form 8-K filed on February 19, 2008)

10.76*	Stock Purchase Agreement, dated as of April 8, 2008, by and among Konica Minolta Business Solutions U.S.A., Inc,, Danka Business Systems PLC and Danka Holding Company (incorporated by reference to Exhibit 2.1 to Company’s Form 8-K filed on April 10, 2008)

10.77*	Deed of Undertaking, dated as of April 22, 2008, by and among Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II, L.P., The Prudential Assurance Company Limited and Danka Business Systems PLC (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K filed on April 28, 2008)

10.78*	Amendment No. 1 to Stock Purchase Agreement, dated as of April 22, 2008, by and among Konica Minolta Business Solutions U.S.A., Inc,, Danka Business Systems PLC and Danka Holding Company (incorporated by reference to Exhibit 99.1 to Company’s Form 8-K filed on April 28, 2008)

10.79*	Amendment No. 2 to Stock Purchase Agreement, dated as of June 18, 2008, by and among Konica Minolta Business Solutions U.S.A., Inc,, Danka Business Systems PLC and Danka Holding Company (incorporated by reference to Exhibit 99.1 to Company’s Form 8-K filed on June 19, 2008)

Exhibit Number	Description of Document
10.80*	Deed of Undertaking Amendment, dated as of June 18, 2008, by and among Cypress Merchant Banking Partners II L.P., Cypress Merchant Banking II C.V., 55th Street Partners II, L.P., The Prudential Assurance Company Limited and Danka Business Systems PLC (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K filed on June 19, 2008)

21	List of Current Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Principal Executive Officer and Principal Accounting Officer

*	Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

DANKA BUSINESS SYSTEMS PLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Description	Balance at Beginning of Period	Charged to Costs, Expenses and Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended March 31, 2006	$36,300	$11,884	$(29,869)	$18,315
Year ended March 31, 2007	$18,315	$6,316	$(7,264)	$17,367
Year ended March 31, 2008	$17,367	$(3,433)	$(5,878)	$8,056

(1)	Represents customer credits charged against revenues, adjustments to accounts receivable reserve and foreign currency movements
(2)	Represents accounts written off during the year, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2008	DANKA BUSINESS SYSTEMS PLC (Registrant)

	By:	/S/ A. D. FRAZIER
A.D. Frazier,
Chairman of the Board
(Principal Executive Officer)

	By:	/s/ Mary K. Priolo
Mary K. Priolo
Assistant Secretary
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on July 15, 2008.

Signature	Title

/S/ A.D. FRAZIER	Chairman of the Board (Principal Executive Officer)
A.D. Frazier

/S/ KEVIN C. DALY	Director
Kevin C. Daly

/S/ DAVID DOWNES	Director
David Downes

/S/ JAIME ELLERTSON	Director
Jaime Ellertson

/S/ CHRISTOPHER B. HARNED	Director
Christopher B. Harned

/S/ W. ANDREW MCKENNA	Director
W. Andrew McKenna

/S/ JOSEPH E. PARZICK	Director
Joseph E. Parzick

/S/ J. ERNEST RIDDLE	Director
J. Ernest Riddle

/S/ ERIK VONK	Director
Erik Vonk

/s/ Mary K. Priolo	Assistant Secretary (Principal Accounting Officer)
Mary K. Priolo