Form 10-Q
period 2008-06-30
DANKA BUSINESS SYSTEMS PLC
filed 2008-08-14
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 0-20828

DANKA BUSINESS SYSTEMS PLC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

ENGLAND & WALES	98-0052869
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

111 2nd AVENUE NORTHEAST ST. PETERSBURG, FL 33701	AND	MASTERS HOUSE 107 HAMMERSMITH ROAD LONDON W14 0QH ENGLAND
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(727) 456-4460 in the United States

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2008: The registrant had 259,148,748 ordinary shares outstanding with par value of 1.25 pence, including 230,560,483 shares represented by 57,640,120 American Depositary Shares (“ADSs”). Each ADS represents four ordinary shares. The ADSs are evidenced by American Depositary Receipts.

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

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three Months Ended June 30, 2008 and 2007

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended June 30,
	2008	2007
Operating expenses:
General and administrative expenses	$297	$407
Other income	(143)	(921)

Total operating expenses (income)	154	(514)

Operating (loss) earnings from continuing operations	(154)	514
Interest expense	—	(6,669)
Interest income	3	1,812

Loss from continuing operations	(151)	(4,343)
(Loss) earnings from discontinued operations, net of tax provision of $81 and $923, respectively	(12,574)	106
Gain (loss) on sale of discontinued operations, net of tax (benefit) provision of $(3,887) and $0, respectively	87,420	(719)

Net earnings (loss)	$74,695	$(4,956)

Net loss available to common shareholders:
Net loss from continuing operations	$(151)	$(4,343)
Dividends and accretion on participating shares	(6,338)	(5,961)

Net loss from continuing operations available to common shareholders	$(6,489)	$(10,304)

Basic and diluted net earnings (loss) available to common shareholders per ADS:
Net loss from continuing operations per ADS	$(0.10)	$(0.16)
Net earnings (loss) from discontinued operations per ADS	1.16	(0.01)

Basic and diluted net earnings (loss) per ADS	$1.06	$(0.17)

Weighted average basic and diluted ADSs	64,787	64,767

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of June 30, 2008 and March 31, 2008

(In thousands, except per share data)

	June 30, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,057	$9,619
Restricted cash	5,250	5,250
Assets held for sale-discontinued operations	—	206,477
Prepaid expenses, deferred income taxes and other current assets	15,384	790

Total current assets	64,691	222,136
Property and equipment, net	8	9
Other assets	20,006	1

Total assets	$84,705	$222,146

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$1,870	$444
Accrued expenses and other current liabilities	7,889	6,757
Taxes payable	6,963	4,748
Liabilities held for sale-discontinued operations	—	210,879

Total current liabilities	16,722	222,828
Deferred income taxes and other long-term liabilities	—	6,351

Total liabilities	16,722	229,179

6.5% senior convertible participating shares	375,222	368,884
Shareholders’ deficit:
Ordinary shares, 1.25 pence stated value	5,393	5,393
Additional paid-in capital	331,559	331,237
Accumulated deficit	(644,191)	(712,547)

Total shareholders’ deficit	(307,239)	(375,917)

Total liabilities and shareholders’ deficit	$84,705	$222,146

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Three Months Ended June 30, 2008 and 2007

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Operating activities:
Net earnings (loss)	$74,695	$(4,956)
(Earnings) loss from discontinued operations	(74,846)	613

Loss from continuing operations	(151)	(4,343)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	2	16
Amortization of debt issuance costs	—	1
Gain on the sale of property and equipment	—	(920)
Changes in net assets and liabilities
Prepaid expenses and other current assets	357	(1,524)
Other non-current assets	(4)	309
Accounts payable	1,426	44
Accrued expenses and other current liabilities	3,349	(9,305)
Other long-term liabilities	—	161

Net cash provided by (used in) continuing operating activities	4,979	(15,651)
Net cash used in discontinued operating activities	(7,913)	(10,274)

Net cash used in operating activities	(2,934)	(25,835)

Investing activities:
Proceeds from the sale of property and equipment	—	1,506

Net cash provided by continuing investing activities	—	1,506
Net cash provided by (used in) discontinued investing activities	157,996	(1,722)

Net cash provided by (used in) investing activities	157,996	(216)
Financing activities:
Borrowings under line of credit agreements	—	5,000
Payments under line of credit agreements	—	(15,000)

Net cash used in continuing financing activities	—	(10,000)
Net cash (used in) provided by discontinued financing activities	(125,524)	26,569

Net cash (used in) provided by financing activities	(125,524)	16,569

Net increase (decrease) in cash and cash equivalents	29,538	(9,482)
Cash and cash equivalents from continuing operations, beginning of period	9,619	20,054
Cash and cash equivalents from discontinued operations, beginning of period	4,900	(2,460)
Cash and cash equivalents from discontinued operations, end of period	—	(1,871)

Cash and cash equivalents from continuing operations, end of period	$44,057	$6,241

Supplemental disclosures-cash flow information
Interest paid	3,592	13,277
Income taxes paid	—	1,706

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Danka Business Systems PLC (“Danka” or the “Company”) as of and for the three months ended June 30, 2008 and 2007 contains, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, as of June 30, 2008, the Company’s obligations exceed its assets and has sold all of its remaining operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On June 27, 2008, pursuant to a stock purchase agreement (as amended, the “Stock Purchase Agreement”), dated as of April 8, 2008, among Danka, Danka Holding Company and Konica Minolta Business Solutions U.S.A., Inc. (“Konica Minolta”), the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of Danka Office Imaging Company (“DOIC”) for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of up to U.S. $10 million. The sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations and is included in “Prepaid expenses, deferred income taxes and other current assets” in the consolidated condensed balance sheet at June 30, 2008. Additionally, $25 million of the purchase price paid by Konica Minolta at closing will be held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement of which $5 million and $20 million, is included in “Prepaid expenses, deferred income taxes and other current assets” and “Other assets”, respectively, in the consolidated condensed balance sheet at June 30, 2008. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by General Electric Capital Corporation (“GECC”), (including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million), the payment of certain change-of-control and severance obligations of approximately $8 million to certain executives and the fees and expenses incurred in connection with the sale transaction and less the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million.

The Board of Directors of the Company is evaluating the alternatives available with respect to the distribution of remaining net proceeds from the sale of DOIC to Konica Minolta – primarily how such proceeds may be distributed to Danka shareholders. There is no guarantee that any future alternative chosen by the board of directors will result in any return to holders of Danka’s ordinary shares (including holders of American Depositary Shares). In addition, there is no guarantee that the holders of the Company’s 6.50% senior convertible participating shares will not take action(s) available to them under applicable law, for example seeking a winding up of the Company, to recover amounts to which they are entitled pursuant to the Company’s articles of association. Such amounts due to preferred shareholders exceed the amount of the net proceeds from the sale of DOIC.

The unaudited consolidated condensed financial statements contained herein as of and for the three months ended June 30, 2008 and 2007 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2008 will be delivered to the Registrar of Companies for England and Wales following the Company Annual General Meeting. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

Certain prior year amounts have been reclassified to conform to the current year presentation which presents the operations of DOIC as discontinued.

Note 2. Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. The adoption of FAS 157 on April 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. The adoption of FAS 159 on April 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Discontinued Operations

U.S. operations

On June 27, 2008, pursuant to a stock purchase agreement (as amended, the “Stock Purchase Agreement”), dated as of April 8, 2008, among Danka, Danka Holding Company and Konica Minolta Business Solutions U.S.A., Inc. (“Konica Minolta”), the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of Danka Office Imaging Company (“DOIC”) for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of up to U.S. $10 million. The sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations and is included in “Prepaid expenses, deferred income taxes and other current assets” in the consolidated condensed balance sheet at June 30, 2008. Additionally, $25 million of the purchase price paid by Konica Minolta at closing will be held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement of which $5 million and $20 million, is included in “Prepaid expenses, deferred income taxes and other current assets” and “Other assets”, respectively, in the consolidated condensed balance sheet at June 30, 2008. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by General Electric Capital Corporation (“GECC”), (including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million), the payment of certain change-of-control and severance obligations of approximately $8 million to certain executives and the fees and expenses incurred in connection with the sale transaction and less the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million.

Summarized information for DOIC is set forth below:

	Three Months Ended June 30,
	2008	2007
Revenues	$81,452	$106,274
Net (loss) earnings from discontinued operations, net of tax	(12,384)	393
Gain on sale of discontinued operations, net of tax	88,068	—

In connection with the sale of DOIC, as described above, the credit facilities provided by GECC were repaid and terminated.

In accordance with FASB Statement No, 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, estimates of assets and liabilities to be sold have been reclassified from various line items within the balance sheet and aggregated into “Assets held for sale-discontinued operations” and “Liabilities held for sale-discontinued operations” as of March 31, 2008. The following represents the carrying amounts of the major classes of assets and liabilities to be sold or transferred to Konica Minolta at March 31, 2008:

March 31, 2008 Carrying Amount
Assets
Cash and cash equivalents	$4,900
Accounts receivable, net	37,662
Inventory	27,201
Prepaid expenses, deferred income taxes and other current assets	3,833
Equipment on operating leases, net	6,803
Property and equipment, net	16,913

March 31, 2008 Carrying Amount
Goodwill	93,488
Other intangible assets, net	454
Other assets	15,223

$206,477

Liabilities
Current maturities of long-term debt and notes payable	$125,786
Accounts payable	50,025
Accrued expenses and other current liabilities	21,789
Taxes payable	3,367
Deferred revenue	5,135
Long-term debt and notes payable, less current maturities	269
Deferred income taxes and other long-term liabilities	4,508

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

	Three Months Ended June 30,
	2008	2007
Net loss from discontinued operations, net of tax	$(190)	$(287)
Provision for income taxes on discontinued operations	81	201
Loss on sale of discontinued operations, net of tax	(648)	(719)

Per the terms of the sale agreement, the Company established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. This escrow reduced the net proceeds from the sale of the European businesses. In December 2007, this escrow was reduced to $5.3 million and is included in “Restricted cash” June 30, 2008 and March 31, 2008.

The Company is subject to tax audits in certain jurisdictions that were sold during fiscal year 2007. Per the terms of the Share Purchase Agreement, the Company is liable for any adverse outcome of these audits up through the date of sale of the operations. The tax audits are ongoing and as of June 30, 2008, the recorded liability is the Company’s best estimate of the exposure from these audits. The Company intends to vigorously defend any adverse findings which may or may not be material.

Note 4. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the number of ADSs shown in the table below are not included in the computation of diluted earnings per share for the three months ended June 30, 2008 and 2007, because their effect would be anti-dilutive. ADS equivalents from stock options shown in the table below are not included in the computation of diluted earnings per share for the three months ended June 30, 2008 and 2007, because their effect would be anti-dilutive.

	Three months ended June 30,
	2008	2007
Potential ADSs issuance from:
6.5% senior convertible participating shares	29,907	28,039
Stock options	3,639	5,049

Note 5. Contingencies

Litigation: On June 27, 2008, DCML LLC (“DCML”), the beneficial owner of approximately 8.1% of the Company’s outstanding ordinary shares, filed a complaint in the U.S. District Court for the Southern District of New York against the Company, its board of directors, and one of the holders of the Company’s 6.50% senior convertible participating shares (collectively, the “defendants”) alleging that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder in connection with the proxy statement and supplement to proxy statement issued by the Company to solicit votes with respect to the sale of DOIC, a proposed members voluntary liquidation and related proposals, which were voted on by Danka shareholders at an extraordinary general meeting held on June 27, 2008. The complaint also alleges that the Company’s board of directors breached its fiduciary duties to ordinary shareholders by, among other things, recommending that Danka shareholders vote in favor of the sale of DOIC, the proposed members voluntary liquidation and related proposals. The complaint seeks, among other things, unspecified compensatory damages. On July 9, 2008, the plaintiff filed an amended complaint. The Company believes that such complaint is wholly without merit and was filed for an improper purpose, and intends to defend itself vigorously against these allegations.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings to have a material effect upon its financial position, results of operations or liquidity.

See Note 3. “Discontinued operations” for a discussion of contingencies regarding the sales of the Company’s U.S. and European operations.

Note 6. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which contributes to our limited use, pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at June 30, 2008 and 2007 in most jurisdictions and therefore a valuation allowance has been recorded to reserve a portion of its deferred tax assets at June 30, 2008 and 2007 in these jurisdictions.

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

During the current fiscal period, there were no significant changes to the Company’s unrecognized tax benefits. Included in the balance of unrecognized tax benefits at June 30, 2008 is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of June 30, 2008, the Company has accrued $0.1 million of interest and penalties related to unrecognized tax benefits.

The Company’s effective tax rate differs from its 35% statutory tax rate primarily due to the decrease in the valuation allowance due to the income tax effect of the sale of DOIC as more fully described in Note 3. “Discontinued operations”. During the current fiscal year period, a net income tax benefit of $3.9 million is recorded in “Gain (loss) on sale of discontinued operations”. During the prior year fiscal period, the Company recorded a tax provision of $0.9 million, recorded in “(Loss) earnings from discontinued operations”. $0.7 million and $0.2 million related to the U.S. and European operations, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 27, 2008, Danka Business Systems PLC (“Danka” or the “Company”) completed the sale of its U.S. operating subsidiary, Danka Office Imaging Company (“DOIC”). Pursuant to a stock purchase agreement (as amended, the “Stock Purchase Agreement”), dated as of April 8, 2008, among Danka, Danka Holding Company and Konica Minolta Business Solutions U.S.A., Inc. (“Konica Minolta”), the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of up to U.S. $10 million. The sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations and is included in “Prepaid expenses, deferred income taxes and other current assets” in the consolidated condensed balance sheet at June 30, 2008. Additionally, $25 million of the purchase price paid by Konica Minolta at closing will be held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement of which $5 million and $20 million, is included in “Prepaid expenses, deferred income taxes and other current assets” and “Other assets”, respectively, in the consolidated condensed balance sheet at June 30, 2008. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by General Electric Capital Corporation (“GECC”), (including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million), the payment of certain change-of-control and severance obligations of approximately $8 million to certain executives and the fees and expenses incurred in connection with the sale transaction and minus the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million.

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

All tables presented herein are in thousands unless otherwise noted.

Results of Continuing Operations

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007

General and Administrative Expenses

General and administrative expenses (“G&A”) in the current year quarter decreased by $0.1 million or 27.0% from the year-ago period to $0.3 million from $0.4 million. This decrease was the result of lower staff costs due.

Other Income

Other income for the current fiscal year quarter was primarily the result of foreign exchange gains on payables and accrued expenses while other income for the prior fiscal year quarter resulted primarily from a gain of $0.9 million on the sale of a building in London.

Operating Earnings (Loss) from Continuing Operations

Our operating loss from continuing operations was $0.2 million for the three months ended June 30, 2008 compared to earnings of $0.5 million in the prior year period. This decrease year over year was due to the gain on the sale of the building in the prior year offset by lower SG&A expenses in the current year period as discussed above.

Interest Expense and Interest Income

Interest expense decreased by $6.7 million due to the payoff of our senior and subordinated notes in fiscal year 2008.

Interest income decreased by $1.8 million. The income in the prior period resulted from interest earned on cash balances as a result of the sale of our European operations at the end of fiscal year 2007.

Net Earnings (Loss) from Continuing Operations

Net loss from continuing operations was $0.2 million in the three months ended June 30, 2008 compared to a loss from continuing operations of $4.3 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.10 per ADS during the current period compared to net loss from continuing operations of $0.16 per ADS in the year-ago period.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing operations for the first three months of fiscal years 2009 and 2008 as reported in our consolidated condensed statements of cash flows in the accompanying consolidated condensed financial statements:

	Three Months Ended June 30,
	2008	2007
Net cash provided by (used in) operating activities	$4,979	$(15,561)
Net cash provided by investing activities	—	1,506
Net cash used in financing activities	—	(10,000)
Effect of discontinued operations	29,459	10,242

Net increase (decrease) in cash	34,438	(13,813)
Cash and cash equivalents, beginning of period	9,619	20,054

Cash and cash equivalents, end of period	$44,057	$6,241

Cash flows

Generally, cash provided by operations, cash on the balance sheet and the availability on our credit facilities were to be our primary source of funds to finance operating needs and capital expenditures. Our net cash flow provided by operating activities from continuing operations during the first three months of fiscal year 2009 was $5.0 million due to increases in accounts payable and accrued expenses for professional fees related to the sale of our U.S. operations. Cash used in continuing operating activities for the prior year period were $15.6 million primarily due to the payment of interest on our senior and subordinated notes outstanding during the period.

Our net cash flow provided investing activities from continuing operations was $1.5 million for the first three months of the fiscal year 2008 due to the sale of property and equipment, principally a building in London.

Our net cash flow used in financing activities from continuing operations during the prior year period was the payoff of our credit facility with Bank of America.

The Company also has restricted cash at June 30, 2008 of $5.3 million related to an escrow established relating to the sale of our European operations as more fully described below and in Note 3. “Discontinued Operations” to the consolidated condensed financial statements.

On June 27, 2008, the Company completed the sale of its U.S. operating subsidiary, DOIC. Pursuant to a stock purchase agreement, dated as of April 8, 2008, among Danka, Danka Holding Company and Konica Minolta, the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward adjustment of up to U.S. $10 million. The sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations and is included in “Prepaid expenses, deferred income taxes and other current assets” in the consolidated condensed balance sheet at June 30, 2008. Additionally, $25 million of the purchase price paid by Konica Minolta at closing will be held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement of which $5 million and $20 million, is included in “Prepaid expenses, deferred income taxes and other current assets” and “Other assets”, respectively in the consolidated condensed balanse sheet at June 30, 2008. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by General Electric Capital Corporation (“GECC”), (including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million), the payment of certain change-of-control and severance obligations of approximately $8 million to certain executives and the fees and expenses incurred in connection with the sale transaction and minus the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million.

In connection with the sale of DOIC, as described above, the credit facilities provided by GECC were repaid and terminated.

We believe cash and cash equivalents on hand, which include the net proceeds of approximately $40 million after transaction costs from the sale of DOIC and paydown of our debt with GECC is sufficient to fund our cash requirements for the next twelve months.

The Board of Directors of the Company is evaluating the alternatives available with respect to the distribution of remaining net proceeds from the sale of DOIC to Konica Minolta – primarily how such proceeds may be distributed to Danka shareholders. There is no guarantee that any future alternative chosen by the board of directors will result in any return to holders of Danka’s ordinary shares (including holders of American Depositary Shares). In addition, there is no guarantee that the holders of the Company’s 6.50% senior convertible participating shares will not take action(s) available to them under applicable law, for example seeking a winding up of the Company, to recover amounts to which they are entitled pursuant to the Company’s articles of association. Such amounts due to the preferred shareholders exceed the amount of the net proceeds from the sale of DOIC.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined under Item 303(a)(4) of Regulation S-K.

Other Financing Arrangements

Senior Convertible Participating Shares

On December 17, 1999, we issued 218,000 6.50% senior convertible participating shares, or the participating shares, for $218.0 million. The participating shares are entitled to dividends equal to the greater of 6.50% per annum or ordinary share dividends on an as converted basis. In accordance with the terms of their issue, dividends were payable in the form of additional participating shares in the period through to December 2004. The terms of the issue of the senior notes due 2010, which were repaid in June 2007, did not permit the payment of cash dividends. Accordingly, dividends, which are cumulative, were paid in the form of additional participating shares from issuance to December 2004. At that time, we were obliged to pay the participating share dividends in cash. However, the terms of the participating shares permit us to continue to pay payment-in-kind dividends following December 17, 2004 if our then existing principal indebtedness, which includes our credit facility and debt securities issued in an aggregate principal amount in excess of $50.0 million in a bona fide underwritten public or private offering, prohibits us from paying cash dividends. Further, if we are not permitted by the terms of the participating shares to pay payment-in-kind dividends following December 17, 2004 and we have insufficient distributable reserves under English law to pay cash dividends, the amount of any unpaid dividend will be added to the “liquidation return” of each participating share.

The holders of the participating shares are, in general, entitled to appoint two directors to the board. Since we did not pay dividends in cash for six successive quarters following December 2004, they are entitled to appoint a further two directors until the time we have paid cash dividends on the participating shares for four successive quarters. As of the date of this filing, the holders of the participating shares have appointed two directors to the Company’s Board of Directors.

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of June 30, 2008 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock which includes an additional 157,038 participating shares in respect of payment-in-kind dividends.

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

The Company had a plan of liquidation, which was not approved by the required 75% of shareholders on June 27, 2008. In the event of liquidation of Danka, participating shareholders will be entitled to receive a distribution equal to the greater of (a) the liquidation return per share (initially $1,000 and subject to upward adjustment on certain default events by us) plus any accumulated and unpaid dividends accumulating from the most recent dividend date or b) the amount that would have been payable on each participating share if it had been converted into ordinary shares if the market value of those shares exceed the liquidation value of the participating shares.

Tax Payments

We have not paid substantial amounts of income tax in the prior three years because of our net operating losses in most jurisdictions. We are subject to audits by multiple tax authorities with respect to prior years and certain of these audits are in the latter stages. Where we disagree with any of these positions adopted by the tax authorities, we may formally protest them.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 clarifies the principle that fair value should be based on assumptions market participants would use when pricing an asset or liability. Under FAS 157, fair value measurements would be separately disclosed by level within a fair value hierarchy. The adoption of FAS 157 on April 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. The adoption of FAS 159 on April 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis, and as needed.

Our management, including our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 30, 2008. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, at June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the sale of the Company’s remaining operations, the Company is now comprised of limited accounting, administrative and legal functions. As a result, our internal controls over financial reporting have changed. However, in the opinion of management, these changes in our internal controls over financial reporting during the quarter ended June 30, 2008 have not materially affected, and are not reasonably likely to materially affect our internal controls over financial reporting.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services relating to the Company’s 401(k) plan during the three months ended June 30, 2008.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation: On June 27, 2008, DCML LLC (“DCML”), the beneficial owner of approximately 8.1% of the Company’s outstanding ordinary shares, filed a complaint in the U.S. District Court for the Southern District of New York against the Company, its board of directors, and one of the holders of the Company’s 6.50% senior convertible participating shares (collectively, the “defendants”) alleging that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder in connection with the proxy statement and supplement to proxy statement issued by the Company to solicit votes with respect to the sale of DOIC, a proposed members voluntary liquidation and related proposals, which were voted on by Danka shareholders at an extraordinary general meeting held on June 27, 2008. The complaint also alleges that the Company’s board of directors breached its fiduciary duties to ordinary shareholders by, among other things, recommending that Danka shareholders vote in favor of the sale of DOIC, the proposed members voluntary liquidation and related proposals. The complaint seeks, among other things, unspecified compensatory damages. On July 9, 2008, the plaintiff filed an amended complaint. The Company believes that such complaint is wholly without merit and was filed for an improper purpose, and intends to defend itself vigorously against these allegations.

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

On June 27, 2008, an extraordinary general meeting of the shareholders of Danka Business Systems PLC was held to consider and vote on ordinary and special resolutions to approve the sale of the Company’s U.S. operation and to place the Company into a members voluntary liquidation. At the meeting, the following actions were taken by the shareholders:

Ordinary resolution for the approval to split the voting on the sale of the Company’s U.S. operations and the members voluntary liquidation. The voting on resolution was as follows:

FOR	270,584,890	79.00%
AGAINST	71,949,180	21.00%
ABSTAIN	4,380	0.00%

Ordinary resolution for approval of the sale of the Company’s U.S. operations on the terms of and subject to the conditions of the Share Purchase Agreement, dated April 8, 2008. The voting on resolution was as follows:

FOR	270,230,864	78.89%
AGAINST	72,302,406	21.11%
ABSTAIN	4,380	0.00%

Special resolution for approval that the Company be wound up voluntarily. The voting on resolution was as follows:

FOR	245,291,445	70.42%
AGAINST	103,033,996	29.58%
ABSTAIN	6,297	0.00%

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of PAO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: August 14, 2008	/s/ A.D. Frazier
A.D. Frazier
Chief Executive Officer

Exhibit Index

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of PAO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of PAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.