Form 10-Q
period 2008-12-31
DANKA BUSINESS SYSTEMS PLC
filed 2009-02-17
CIK 894010

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 12, 2009: The registrant had 259,148,748 ordinary shares outstanding with par value of 1.25 pence, including 230,945,236 shares represented by 57,736,309 American Depositary Shares (“ADSs”). Each ADS represents four ordinary shares. The ADSs are evidenced by American Depositary Receipts.

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

Danka Business Systems PLC

Consolidated Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2008 and 2007

(In thousands, except per American Depositary Share (“ADS”) amounts)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
General and administrative expenses	$(906)	$(193)	$(2,941)	$(975)
Other income	11	—	246	1,172

(Loss) earnings	(895)	(193)	(2,695)	197
Interest expense	—	—	—	(8,523)
Interest income	137	20	258	1,843
Loss on early extinguishment of debt	—	(21)	—	(9,711)

Loss from continuing operations	(758)	(194)	(2,437)	(16,194)
(Loss) earnings from discontinued operations, net of tax	(233)	37	(13,026)	(1,875)
Gain (loss) on sale of discontinued operations, net of tax	99	(642)	86,500	(2,071)

Net (loss) earnings	$(892)	$(799)	$71,037	$(20,140)

Net loss available to common shareholders:
Net loss from continuing operations	$(758)	$(194)	$(2,437)	$(16,194)
Dividends and accretion on participating shares	(6,534)	(6,148)	(19,307)	(18,158)

Net loss from continuing operations available to common shareholders	$(7,292)	$(6,342)	$(21,744)	$(34,352)

Basic net (loss) earnings available to common shareholders per ADS:
Net loss from continuing operations per ADS	$(0.11)	$(0.10)	$(0.34)	$(0.53)
Net (loss) earnings from discontinued operations per ADS	0.00	(0.01)	1.14	(0.06)

Basic net (loss) earnings per ADS	$(0.11)	$(0.11)	$0.80	$(0.59)

Weighted average basic ADSs	64,787	64,786	64,787	64,778

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Balance Sheets as of December 31, 2008 and March 31, 2008

(In thousands, except per share data)

	December 31, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,894	$9,619
Restricted cash	5,250	5,250
Assets held for sale-discontinued operations	—	206,477
Prepaid expenses and other current assets	223	791
Escrow deposits and holdback from sale of discontinued operations	15,000	—

Total current assets	54,367	222,137
Property and equipment, net	4	9
Escrow deposits from sale of discontinued operations	20,000	—

Total assets	$74,371	$222,146

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$134	$444
Accrued expenses and other current liabilities	5,707	6,757
Taxes payable	4,204	4,748
Liabilities held for sale-discontinued operations	—	210,879

Total current liabilities	10,045	222,828
Deferred income taxes and other long-term liabilities	—	6,351

Total liabilities	10,045	229,179

6.5% senior convertible participating shares	388,191	368,884
Shareholders’ deficit:
Ordinary shares, 1.25 pence stated value	5,393	5,393
Additional paid-in capital	331,559	331,237
Accumulated deficit	(660,817)	(712,547)

Total shareholders’ deficit	(323,865)	(375,917)

Total liabilities and shareholders’ deficit	$74,371	$222,146

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2008 and 2007

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Operating activities:
Net earnings (loss)	$71,037	$(20,140)
(Earnings) loss from discontinued operations	(73,474)	3,946

Loss from continuing operations	(2,437)	(16,194)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	5	22
Loss on early extinguishment of debt	—	9,711
Gain on the sale of property and equipment	—	(920)
Changes in net assets and liabilities
Prepaid expenses and other current assets	529	109
Other non-current assets	(6)	29
Accounts payable	(311)	(551)
Accrued expenses and other current liabilities	(1,593)	(13,080)
Other long-term liabilities	—	161

Net cash used in continuing operating activities	(3,813)	(20,713)
Net cash used in discontinued operating activities	(4,384)	(12,448)

Net cash used in operating activities	(8,197)	(33,161)

Investing activities:
Proceeds from the sale of property and equipment	—	1,506

Net cash provided by continuing investing activities	—	1,506
Net cash provided by discontinued investing activities	157,996	169,708

Net cash provided by investing activities	157,996	171,214
Financing activities:
Borrowings under line of credit agreements	—	5,000
Payments under line of credit agreements	—	(15,000)
Payments of long term debt	—	(248,908)

Net cash used in continuing financing activities	—	(258,908)
Net cash (used in) provided by discontinued financing activities	(125,524)	117,787

Net cash used in financing activities	(125,524)	(141,121)

Net increase (decrease) in cash and cash equivalents	24,275	(3,068)
Cash and cash equivalents respectively, beginning of period	9,619	20,054
Cash and cash equivalents from discontinued operations, end of period	—	(599)

Cash and cash equivalents from continuing operations, end of period	$33,894	$16,387

Supplemental disclosures-cash flow information
Interest paid	3,592	22,380
Income taxes paid	3,217	2,599

The accompanying notes are an integral part of these consolidated condensed financial statements

Danka Business Systems PLC

Notes to Consolidated Condensed Financial Statements

(All tables in thousands, except per American Depositary (“ADS”) amounts)

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Danka Business Systems PLC (“Danka” or the “Company”) as of and for the three and nine months ended December 31, 2008 and 2007 contain, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein.

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. However, as of December 31, 2008, the Company’s obligations exceed its assets and the Company has sold all of its remaining operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financials statements do not include any adjustments that may result from the outcome of this uncertainty.

On June 27, 2008, pursuant to a stock purchase agreement (as amended, the “Stock Purchase Agreement”), dated as of April 8, 2008, among Danka, Danka Holding Company and Konica Minolta Business Solutions U.S.A., Inc. (“Konica Minolta”), the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of Danka Office Imaging Company (“DOIC”) for a purchase price of U.S. $240 million in cash, subject to an upward or downward net worth adjustment of up to U.S. $10 million. The sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations and is included in “Escrow deposits and holdback from sale of discontinued operations” in the accompanying consolidated condensed balance sheet at December 31, 2008. Konica Minolta was required to prepare and deliver its proposed net worth adjustment no later than 90 days after the closing date of the sale transaction, or September 25, 2008. By letter of that date, Konica Minolta proposed a downward net worth adjustment of approximately $8.2 million, which would result in Danka not receiving the $10 million positive net worth adjustment and only approximately $1.8 million of the $10 million held back by Konica Minolta as security for the net worth adjustment. Management believes Konica Minolta’s claim is without merit and the holdback is fully collectible, and as such the Company has not made any provision for potential losses on the recoverability of the amounts held back by Konica Minolta as security for the net worth adjustment. Additionally, $25 million of the purchase price paid by Konica Minolta at closing is being held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement of which $5 million and $20 million, is included in “Escrow deposits and holdback from sale of discontinued operations” and “Escrow deposits from sale of discontinued operations”, respectively, in the consolidated condensed balance sheet at December 31, 2008. To date, no claims have been made to the escrow and the Company believes it remains fully collectible. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by General Electric Capital Corporation (“GECC”), (including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million), the payment of certain change-of-control and severance obligations and the fees and expenses incurred in connection with the sale transaction and less the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million.

Since the completion of the sale of DOIC, the Company’s board of directors has assessed the alternatives available to distribute the net proceeds of the sale of DOIC among Danka shareholders. In assessing the available alternatives, the board of directors has been mindful of the fact that there is no guarantee that the holders of the Company’s convertible participating shares will not take action(s) that may be available to them under applicable law, for example seeking an involuntary winding up of the Company, to recover amounts to which they are ultimately entitled pursuant to Danka’s Articles of Association and which must be paid to them before the ordinary shareholders (and holders of ADSs) are entitled to receive any return on the winding up of the Company. Such amounts exceed the amount of net proceeds from the sale of DOIC and the funds which are otherwise available to the Company. The passage of time continues the accretion in the value of our convertible participating shares (which exceeds the amount of the net proceeds from the sale of DOIC), further reducing the return to the holders of convertible participating shares and increasing the possibility of no return to the holders of ordinary shares (and ADSs). Accordingly, in an involuntary liquidation, it is unlikely that ordinary shareholders (including ADS holders) would receive any distribution.

On January 20, 2009, the Company filed a definitive proxy statement with the SEC to convene an extraordinary general meeting of Danka shareholders on February 19, 2009 to again consider and vote on a members’ voluntary liquidation to distribute the net proceeds from the sale of DOIC among Danka shareholders, which would permit the net cash in the

Company to be returned to Danka shareholders in the most cost effective and timely manner and allow for Danka’s affairs to be wound up in an orderly and efficient manner. Under the terms of Danka’s existing Articles of Association, the holders of Danka’s ordinary shares (and ADSs) would not be entitled to receive any portion of the amount which is expected to be available for distribution to Danka’s shareholders. Rather, given the approximately $388 million in carrying value of our convertible participating shares, under the Articles of Association, holders of such shares would be entitled to all the distributable proceeds of the Company in a liquidation. However, the Company has procured the agreement of the convertible participating shareholders to pay to the holders of ordinary shares (including holders of ADSs) a cash amount equal to $0.03 per ordinary share, or $0.12 per ADS, in a members’ voluntary liquidation, prior to any distribution to the holders of convertible participating shares in a members’ voluntary liquidation. See Note 5. “Contingencies”.

The unaudited consolidated condensed financial statements contained herein as of and for the three and nine months ended December 31, 2008 and 2007 do not comprise statutory accounts within the meaning of Section 240 of the United Kingdom Companies Act 1985. Statutory accounts for the year ended March 31, 2008 were delivered to the Registrar of Companies for England and Wales on October 29, 2008. The independent auditors’ report on those statutory accounts was unqualified and did not contain a statement under Section 237(2) or 237(3) of the United Kingdom Companies Act 1985.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“FAS 159”). Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred (e.g., debt issue costs). The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings. The adoption of FAS 159 on April 1, 2008 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company did not elect to apply fair value accounting to any financial asset or liability that was not already carried at fair value under previous accounting rules.

Note 3. Discontinued Operations

U.S. operations

On June 27, 2008, pursuant to the Stock Purchase Agreement, dated as of April 8, 2008, among Danka, Danka Holding Company and Konica Minolta, the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward net worth adjustment of up to U.S. $10 million. The sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations and is included in “Escrow deposits and holdback from sale of discontinued operations” in the accompanying consolidated condensed balance sheet at December 31, 2008. Konica Minolta was required to prepare and deliver its proposed net worth adjustment no later than 90 days after the closing date of the sale transaction, or September 25, 2008. By letter of that date, Konica Minolta proposed a downward net worth adjustment of approximately $8.2 million, which would result in Danka not receiving the $10 million positive net worth adjustment and only approximately $1.8 million of the $10 million held back by Konica Minolta as security for the net worth adjustment. Management believes Konica Minolta’s claim is without merit and the holdback is fully collectible, and as such the Company has not made any provision for potential losses on the recoverability of the amounts held back by Konica Minolta as security for the net worth adjustment. Additionally, $25 million of the purchase price paid by Konica Minolta at closing is being held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement of which $5 million and $20 million, is included in “Escrow deposits and holdback from sale of discontinued operations” and “Escrow deposits from sale of discontinued operations”, respectively, in the consolidated condensed balance sheet at December 31, 2008. To date, no claims have been made to the escrow and the Company believes it remains fully collectible. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by GECC (including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million), the payment of certain change-of-control and severance obligations and the fees and expenses incurred in connection with the sale transaction and less the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million.

Summarized information for DOIC is set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues	$—	$108,166	$81,452	$319,684
Net loss from discontinued operations, net of tax	—	(682)	(12,384)	(2,259)
Provision for income taxes on discontinued operations	—	33	—	1,128
(Loss) gain on sale of discontinued operations, net of tax	59	—	86,761	—
Benefit for income taxes on gain on sale of discontinued operations	(342)	—	(3,281)	—

In connection with the sale of DOIC, as described above, the credit facilities provided by GECC were repaid and terminated.

In accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, estimates of assets and liabilities to be sold have been reclassified from various line items within the consolidated condensed balance sheets and aggregated into “Assets held for sale-discontinued operations” and “Liabilities held for sale-discontinued operations” as of March 31, 2008. The following represents the carrying amounts of the major classes of assets and liabilities which were sold or transferred to Konica Minolta on June 27, 2008, as of March 31, 2008:

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

$210,879

European operations

During fiscal year 2007, the Company sold its European businesses. Pursuant to a share purchase agreement (the “Share Purchase Agreement”) dated as of October 12, 2006 among Danka Business Systems PLC, certain of its subsidiaries (Danka Business Systems PLC and such subsidiaries collectively referred to hereinafter as “Danka,” or the “Company”) and Ricoh Europe B.V. (“Ricoh”), the Company sold its European businesses to Ricoh in a sale of all the outstanding capital stock of those European subsidiaries set forth in the Share Purchase Agreement for a purchase price of U.S. $215 million in cash, including an upward purchase price adjustment of U.S. $5.0 million and a holdback of $7.5 million, both of which we received during fiscal year 2008. The operating activities of the Company’s European operations (including several non-operating companies not purchased by Ricoh) have been reported as discontinued operations and the consolidated condensed financial statements have been adjusted to reflect this presentation. Summarized information for the European operations is set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net (loss) earnings from discontinued operations, net of tax	$(233)	$719	$(642)	$384
Provision for income taxes on discontinued operations	—	628	—	756
Gain (loss) on sale of discontinued operations, net of tax	40	(642)	(261)	(2,071)

Per the terms of the Share Purchase Agreement, the Company established an escrow in the amount of $15.8 million to cover various obligations in respect of certain of the European operations’ property leases and banking and financing agreements. This escrow reduced the net proceeds from the sale of the European businesses. In December 2007, this escrow was reduced to $5.3 million and is included in “Restricted cash” at December 31, 2008 and March 31, 2008.

The Company is subject to tax audits in certain jurisdictions that were sold during fiscal year 2007. Per the terms of the Share Purchase Agreement, the Company is liable for any adverse outcome of these audits up through the date of sale of the operations. The tax audits are ongoing and as of December 31, 2008, the recorded liability is the Company’s best estimate of the exposure from these audits. The Company intends to vigorously defend any adverse findings which may or may not be material. Any payments arising from these audits will be settled using the available funds in escrow. On January 26, 2009, Ricoh made a claim against the remaining $5.3 million held in escrow for the tax amounts subject to these tax audits.

Note 4. Earnings (Loss) Per Share

The effect of the Company’s 6.5% senior convertible participating shares, which represent the number of ADSs shown in the table below are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2008 and 2007, because their effect would be anti-dilutive. ADS equivalents from stock options shown in the table below are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2008 and 2007, because their effect would be anti-dilutive.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Potential ADSs issuance from:
6.5% senior convertible participating shares	30,887	28,958	30,401	28,502
Stock options	3,568	4,127	3,568	4,127

Note 5. Contingencies

Litigation: On June 27, 2008, DCML LLC (“DCML”), the beneficial owner of approximately 8.1% of the Company’s outstanding ordinary shares, filed a complaint in the U.S. District Court for the Southern District of New York against the Company, its board of directors, and one of the holders of the Company’s 6.50% senior convertible participating shares (collectively, the “defendants”). The case bears the caption DCML LLC v. Danka Business System Plc, et al., No. 08 Civ. 5829 (SAS). The complaint alleges that the Company and its board of directors violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder in connection with the proxy statement and supplement to proxy statement issued by the Company to solicit votes with respect to the sale of Danka Office Imaging Company (“DOIC”), a proposed members voluntary liquidation and related proposals, which were voted on by Danka shareholders at an extraordinary general meeting held on June 27, 2008. The complaint also alleges that the Company’s board of directors breached its fiduciary duties to ordinary shareholders by, among other things, recommending that Danka shareholders vote in favor of the sale of DOIC, the proposed members voluntary liquidation and related proposals. The complaint seeks, among other things, unspecified compensatory damages. On July 9, 2008, the plaintiff filed an amended complaint. On August 22, 2008, Danka and other defendants filed both a motion to dismiss the complaint and a motion for sanctions against DCML pursuant to Federal Rule of Civil Procedure 11. On September 5, 2008, defendant Cypress Merchant Banking Partners II, L.P., filed a motion to dismiss the complaint. On November 26, 2008, the court issued an opinion and order granting defendants’ motion to dismiss the case and denying defendants’ motion for sanctions. The deadline for DCML to file an appeal has passed.

The Company is also subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not expect these legal proceedings will have a material effect upon its financial position, results of operations or liquidity.

See Note 3. “Discontinued operations” for a discussion of contingencies regarding the sales of the Company’s U.S. and European operations.

Note 6. Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Our past financial performance is a significant factor which limits our use of projections of future taxable income in assessing the realizability of deferred tax assets in most jurisdictions. Additionally, management considered the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Considering all relevant data, management concluded that it is not “more likely than not” the Company will realize the benefits of the deferred tax assets at December 31, 2008 and 2007 in most jurisdictions and therefore a valuation allowance has been recorded to reserve a portion of its deferred tax assets at December 31, 2008 and 2007 in these jurisdictions.

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

During the current fiscal period, there were no significant changes to the Company’s unrecognized tax benefits. Included in the balance of unrecognized tax benefits at December 31, 2008 is $0.8 million related to tax positions for which it is reasonably possible that the total amounts could change within the next twelve months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as part of its provision for federal and state income tax expense. As of December 31, 2008, the Company has accrued $0.1 million of interest and penalties related to unrecognized tax benefits.

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

During the current fiscal year period, a net income tax benefit of $3.3 million related to the U.S. operations and is recorded in “Gain (loss) on sale of discontinued operations”. During the prior year fiscal period, the Company recorded a tax provision of $1.9 million, recorded in “(Loss) gain from discontinued operations”, of which $1.1 million and $0.8 million related to the U.S. and European operations, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 27, 2008, Danka Business Systems PLC (“Danka” or the “Company”) completed the sale of its U.S. operating subsidiary, Danka Office Imaging Company (“DOIC”). Pursuant to a stock purchase agreement (as amended, the “Stock Purchase Agreement”), dated as of April 8, 2008, among Danka, Danka Holding Company and Konica Minolta Business Solutions U.S.A., Inc. (“Konica Minolta”), the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward net worth adjustment of up to U.S. $10 million. The sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations and is included in “Escrow deposits and holdback from sale of discontinued operations” in the accompanying consolidated condensed balance sheet at December 31, 2008. Konica Minolta was required to prepare and deliver its proposed net worth adjustment no later than 90 days after the closing date of the sale transaction, or September 25, 2008. By letter of that date, Konica Minolta proposed a downward net worth adjustment of approximately $8.2 million, which would result in Danka not receiving the $10 million positive net worth adjustment and only approximately $1.8 million of the $10 million held back by Konica Minolta as security for the net worth adjustment. Management believes Konica Minolta’s claim is without merit and the holdback is fully collectible, and as such the Company has not made any provision for potential losses on the recoverability of the amounts held back by Konica Minolta as security for the net worth adjustment. Additionally, $25 million of the purchase price paid by Konica Minolta at closing is being held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement of which $5 million and $20 million, is included in “Escrow deposits and holdback from sale of discontinued operations” and “Escrow deposits from sale of discontinued operations”, respectively, in the consolidated condensed balance sheet at December 31, 2008. To date, no claims have been made to the escrow and the Company believes it remains fully collectible. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by General Electric Capital Corporation (“GECC”), (including additional borrowings of $15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million), the payment of certain change-of-control and severance obligations and the fees and expenses incurred in connection with the sale transaction and minus the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million.

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

Results of Continuing Operations

Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007

General and Administrative Expenses

General and administrative expenses (“G&A”) in the current year quarter increased by $0.7 million from the year-ago period to $0.9 million from $0.2 million. This increase is primarily due to increased professional fees incurred relating to the on-going liquidation efforts of the Company.

Other Income

Other income for the each of the fiscal year quarter was primarily the result of foreign exchange gains on payables and accrued expenses.

(Loss) Earnings

Our loss was $0.9 million for the three months ended December 31, 2008 compared to a loss of $0.2 million in the prior year period. This increase in loss year over year was due to higher G&A costs as discussed above.

Interest Income

Interest income increased by $0.1 million. The income in the current period resulted from interest earned on cash balances as a result of the undistributed proceeds from the sale of our US operations.

Loss on Early Extinguishment of Debt

During the prior year fiscal year, we redeemed our senior and subordinated notes resulting in a loss.

Net Loss from Continuing Operations

Net loss from continuing operations was $0.8 million in the three months ended December 31, 2008 compared to a loss from continuing operations of $0.2 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.11 per ADS during the current period compared to net loss from continuing operations of $0.10 per ADS in the year-ago period.

Discontinued Operations

The loss from discontinued operations during the current period was the result of additional professional fees incurred relating to the sale of our operations.

Nine Months Ended December 31, 2008 compared to the Nine Months Ended December 31, 2007

General and Administrative Expenses

General and administrative expenses in the current year increased by $1.9 million from the year-ago period to $2.9 million from $1.0 million. This increase is primarily due to increased professional fees incurred relating to the on-going liquidation efforts of the Company.

Other Income

Other income for the current fiscal year was primarily the result of foreign exchange gains on accounts payable and accrued expenses while other income for the prior fiscal year quarter resulted primarily from a gain on the sale of a building in London.

(Loss) Earnings

Our loss was $2.7 million for the nine months ended December 31, 2008 compared to earnings of $0.2 million in the prior year period. This decrease year over year was due to the gain on the sale of the building in the prior year and increased G&A expenses in the current year period as discussed above.

Interest Expense and Interest Income

Interest expense decreased by $8.5 million due to the payoff of our senior and subordinated notes in fiscal year 2008.

Interest income decreased by $1.6 million. The income in the prior period resulted from interest earned on cash balances as a result of the sale of our European operations at the end of fiscal year 2007.

Loss on Early Extinguishment of Debt

During the prior year fiscal year, we redeemed our senior and subordinated notes resulting in a loss of $9.7 million.

Net Loss from Continuing Operations

Net loss from continuing operations was $2.4 million in the nine months ended December 31, 2008 compared to a loss from continuing operations of $16.2 million in the year-ago period. We incurred a net loss from continuing operations available to common shareholders of $0.34 per ADS during the current period compared to net loss from continuing operations of $0.53 per ADS in the year-ago period.

Discontinued Operations

The loss from discontinued operations during the nine months ended December 31, 2008 was the losses incurred in DOIC prior to the sale to Konica Minolta in the first quarter of fiscal year 2009.

Liquidity and Capital Resources

The following summarizes our cash flows from continuing and discontinued operations for the first nine months of fiscal years 2009 and 2008 as reported in our consolidated condensed statements of cash flows in the accompanying consolidated condensed financial statements:

	Nine Months Ended December,
	2008	2007
Net cash used in operating activities	$(3,813)	$(20,713)
Net cash provided by investing activities	—	1,506
Net cash used in financing activities	—	(258,908)
Effect of discontinued operations	28,088	274,448

Net increase (decrease) in cash	24,275	(3,667)
Cash and cash equivalents, beginning of period	9,619	20,054

Cash and cash equivalents, end of period	$33,894	$16,387

Cash flows

Our net cash flow used in operating activities from continuing operations during the first nine months of fiscal year 2009 was $3.8 million. Cash used in continuing operating activities for the prior year period were $20.7 million primarily due to the payment of interest on our senior and subordinated notes outstanding during the period.

Our net cash flow provided by investing activities from continuing operations was $1.5 million the first nine months of the fiscal year 2008 due to the sale of property and equipment, principally a building in London.

Our net cash flow used in financing activities from continuing operations during the prior year period was the payoff of our senior and subordinated notes and credit facility with Bank of America.

The Company also has restricted cash at December 31, 2008 of $5.3 million related to an escrow established relating to the sale of our European operations as more fully described in Note 3. “Discontinued Operations” to the consolidated condensed financial statements. The Company is subject to tax audits in certain jurisdictions that were sold during fiscal year 2007. Per the terms of the Share Purchase Agreement, we are liable for any adverse outcome of these audits up through the date of sale of the operations. The tax audits are ongoing and as of December 31, 2008, the recorded liability is our best estimate of the exposure from these audits. We intend to vigorously defend any adverse findings which may or may not be material. Any payments arising from these audits will be settled using the available funds in escrow. On January 26, 2009, Ricoh made a claim against the remaining $5.3 million held in escrow for the tax amounts subject to these tax audits.

On June 27, 2008, the Company completed the sale of its U.S. operating subsidiary, DOIC. Pursuant to a stock purchase agreement, dated as of April 8, 2008, among Danka, Danka Holding Company and Konica Minolta, the Company sold its U.S. operations to Konica Minolta in a sale of all the outstanding capital stock of DOIC for a purchase price of U.S. $240 million in cash, subject to an upward or downward net worth adjustment of up to U.S. $10 million. The sum of $10 million was held back by Konica Minolta from the amount paid at closing as security for the Company’s purchase price adjustment obligations and is included in “Escrow deposits and holdback from sale of discontinued operations” in the accompanying consolidated condensed balance sheet at December 31, 2008. Konica Minolta was required to prepare and deliver its proposed net worth adjustment no later than 90 days after the closing date of the sale transaction, or September 25, 2008. By letter of that date, Konica Minolta proposed a downward net worth adjustment of approximately $8.2 million, which would result in Danka not receiving the $10 million positive net worth adjustment and only approximately $1.8 million of the $10 million held back by Konica Minolta as security for the net worth adjustment. Management believes Konica Minolta’s claim is without merit and the holdback is fully collectible, and as such the Company has not made any provision for potential losses on the recoverability of the amounts held back by Konica Minolta as security for the net worth adjustment. Additionally, $25 million of the purchase price paid by Konica Minolta at closing is being held in escrow for a period of four years following closing to satisfy any and all claims by Konica Minolta which may be made under the Stock Purchase Agreement of which $5 million and $20 million, is included in “Escrow deposits and holdback from sale of discontinued operations” and “Escrow deposits from sale of discontinued operations”, respectively, in the consolidated condensed balance sheet at December 31, 2008. To date, no claims have been made to the escrow and the Company believes it remains fully collectible. After the repayment of the Company’s outstanding indebtedness, including repayment of approximately $146 million under the Company’s credit facilities provided by GECC, (including additional borrowings of

$15 million since March 31, 2008 and early termination fees and accrued and unpaid interest of approximately $6 million), the payment of certain change-of-control and severance obligations and the fees and expenses incurred in connection with the sale transaction and minus the holdback and escrow amounts set forth above, the net sale proceeds received by the Company were approximately $40 million.

In connection with the sale of DOIC, as described above, the credit facilities provided by GECC were repaid and terminated.

Since the completion of the sale of DOIC, the Company’s board of directors has assessed the alternatives available to distribute the net proceeds of the sale of DOIC among Danka shareholders. In assessing the available alternatives, the board of directors has been mindful of the fact that there is no guarantee that the holders of the Company’s convertible participating shares will not take action(s) that may be available to them under applicable law, for example seeking an involuntary winding up of the Company, to recover amounts to which they are ultimately entitled pursuant to Danka’s Articles of Association and which must be paid to them before ordinary shareholders (and holders of ADSs) are entitled to receive any return on the winding up of the Company. Such amounts exceed the amount of net proceeds from the sale of DOIC and the funds which are otherwise available to the Company. The passage of time continues the accretion in the value of our convertible participating shares (which exceeds the amount of the net proceeds from the sale of DOIC), further reducing the return to the holders of convertible participating shares and increasing the possibility of no return to the holders of ordinary shares (and ADSs). Accordingly, in an involuntary liquidation, it is unlikely that ordinary shareholders (including ADS holders) would receive any distribution. The Company has been advised by Cypress Merchant Banking Partners II LP and certain of its affiliates (the “Cypress Shareholders”) that they intend to file an application in the near future seeking the involuntary winding up of the Company under the provisions of the United Kingdom’s Insolvency Act 1986. That application will be made to the English High Court. The Cypress Shareholders have also informed the Company that, in the event that the proposed members’ voluntary liquidation is rejected once again, they will seek the support of the Company’s management and board of directors for the involuntary liquidation application.

On January 20, 2009, the Company filed a proxy statement with the SEC to convene an extraordinary general meeting of Danka shareholders on February 19, 2009, to again consider and vote on a members’ voluntary liquidation to distribute the net proceeds from the sale of DOIC among Danka shareholders, which would permit the net cash in the Company to be returned to Danka shareholders in the most cost effective and timely manner and allow for Danka’s affairs to be wound up in an orderly and efficient manner. Under the terms of Danka’s existing Articles of Association, the holders of Danka’s ordinary shares (and ADSs) would not be entitled to receive any portion of the amount which is expected to be available for distribution to Danka’s shareholders. Rather, given the approximately $388 million in value of our convertible participating shares, under the Articles of Association, holders of such shares would be entitled to all the distributable proceeds of the Company in a liquidation. However, the Company has procured the agreement of the convertible participating shareholders to pay to the holders of ordinary shares (including holders of ADSs) a cash amount equal to $0.03 per ordinary share, or $0.12 per ADS, in a members’ voluntary liquidation, prior to any distribution to the holders of convertible participating shares in a members’ voluntary liquidation. See Note 5. “Contingencies” to the consolidated condensed financial statements.

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

The participating shares are currently convertible into ordinary shares at a conversion price of $3.11 per ordinary share (equal to $12.44 per ADS), subject to adjustment in certain circumstances to avoid dilution of the interests of participating shareholders. As of December 31, 2008 the participating shares have voting rights, on an as converted basis, currently corresponding to approximately 29.9% of the total voting power of our capital stock which includes an additional 169,325 participating shares in respect of payment-in-kind dividends.

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

In the event of a liquidation of Danka, participating shareholders will be entitled to receive a distribution equal to the greater of (a) the liquidation return per share (initially $1,000 and subject to upward adjustment on certain default events by us) plus any accumulated and unpaid dividends accumulating from the most recent dividend date or b) the amount that would have been payable on each participating share if it had been converted into ordinary shares if the market value of those shares exceed the liquidation value of the participating shares. However, an independent committee of the Company’s board of directors reached agreement after considerable negotiations with the Cypress Shareholders—which, as of the date hereof, collectively hold approximately 92% of the convertible participating shares—which would entitle the holders of the Company’s ordinary shares, including holders of ADSs, to be paid a cash amount equal to $0.03 per ordinary share, or $0.12 per ADS, in the event of a members’ voluntary liquidation. In order to effect this arrangement, the Company procured the agreement of the Cypress Shareholders, together with the other holder of our convertible participating shares, to irrevocably and unconditionally direct and instruct the liquidators to pay to the holders of ordinary shares (including holders of ADSs) the payment described above out of the proceeds of a members’ voluntary liquidation, prior to any distribution of the proceeds of a members’ voluntary liquidation to the holders of convertible participating shares.

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

Our management, including our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 31, 2008. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, at December 31, 2008, (i) our disclosure controls and procedures were effective and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

APPROVAL OF NON-AUDIT SERVICES

The audit committee has approved Ernst & Young LLP and its affiliates to perform services relating to the Company’s European tax matters during the nine months ended December 31, 2008.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Litigation: On June 27, 2008, DCML LLC (“DCML”), the beneficial owner of approximately 8.1% of the Company’s outstanding ordinary shares, filed a complaint in the U.S. District Court for the Southern District of New York against the Company, its board of directors, and one of the holders of the Company’s 6.50% senior convertible participating shares (collectively, the “defendants”). The case bears the caption DCML LLC v. Danka Business System Plc, et al., No. 08 Civ. 5829 (SAS). The complaint alleges that the Company and its board of directors violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 thereunder in connection with the proxy statement and supplement to proxy statement issued by the Company to solicit votes with respect to the sale of Danka Office Imaging Company (“DOIC”), a proposed members voluntary liquidation and related proposals, which were voted on by Danka shareholders at an extraordinary general meeting held on June 27, 2008. The complaint also alleges that the Company’s board of directors breached its fiduciary duties to ordinary shareholders by, among other things, recommending that Danka shareholders vote in favor of the sale of DOIC, the proposed members voluntary liquidation and related proposals. The complaint seeks, among other things, unspecified compensatory damages. On July 9, 2008, the plaintiff filed an amended complaint. On August 22, 2008, Danka and other defendants filed both a motion to dismiss the complaint and a motion for sanctions against DCML pursuant to Federal Rule of Civil Procedure 11. On September 5, 2008, defendant Cypress Merchant Banking Partners II, L.P., filed a motion to dismiss the complaint. On November 26, 2008, the court issued an opinion and order granting defendants’ motion to dismiss the case and denying defendants’ motion for sanctions. The deadline for DCML to file an appeal has passed.

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

The Annual general meeting of the shareholders of Danka Business Systems PLC was held on October 31, 2008. At the meeting, the following actions were taken by the shareholders:

1.	Kevin C. Daly was elected as Director of the Company. The voting on the resolution was as follows:

FOR	128,777,784	54.2%
AGAINST	108,402,482	45.7%
ABSTAIN	136,496	00.1%

2.	David J. Downes was elected as Director of the Company. The voting on the resolution was as follows:

FOR	128,825,132	54.3%
AGAINST	108,366,444	45.6%
ABSTAIN	125,596	00.1%

3.	W. Andrew McKenna was elected as Director of the Company. The voting on the resolution was as follows:

FOR	128,848,756	54.3%
AGAINST	108,343,536	45.6%
ABSTAIN	124,880	00.1%

4.	J. Ernest Riddle was elected as Director of the Company. The voting on the resolution was as follows:

FOR	128,777,300	54.2%
AGAINST	108,412,680	46.7%
ABSTAIN	127,192	00.1%

5.	Ernst & Young LLP was re-appointed as our auditor for fiscal year 2009, and the Board of Directors, or duly appointed Committee there of, was authorized to fix the auditor’s remuneration. The voting on resolution was as follows:

FOR	174,293,368	73.4%
AGAINST	62,905,112	26.5%
ABSTAIN	118,692	00.1%

6.	The Director’s Remuneration Report for fiscal year 2008 was approved. The voting on resolution was as follows:

FOR	123,945,264	52.2%
AGAINST	113,165,640	47.7%
ABSTAIN	206,264	00.1%

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danka Business Systems PLC
(Registrant)

Date: February 17, 2009	/s/ A.D. Frazier
A.D. Frazier
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

/s/ Mary K. Priolo
Mary K. Priolo
Principal Accounting Officer (Principal Financial Officer)

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